Form 10-Q
period 1996-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 1996-05-15
CIK 949428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       or
[    ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

         Commission file number:         0-27432
                                         -------

                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                               06-1393453
- - ------------------------                                     ----------------
(State of Incorporation)                                     (I.R.S. Employer
                                                            identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                                     06901-3522
(Address of principal executive offices)                         (zip code)

                                 (203) 327-7050
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes    X    No
                                      -------    -------
As of May 14, 1996, there were outstanding 2,500,000 shares of Common Stock, par value $0.05 per share, of the registrant.


================================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Form 10-Q for the Quarter Ended March 31, 1996

                                      INDEX

                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets as of March 31, 1996                    3
                  and December 31, 1995

                  Statements of Operations for the Three                 4
                  Months Ended March 31, 1996 and 1995
                  and for the Period from January 1, 1992
                  through March 31, 1996

                  Statement of Cash Flows for the Three                  5
                  Months Ended March 31, 1996 and 1995
                  and for the Period from January 1, 1992
                  through March 31, 1996

                  Notes to Financial Statements                          6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

Part I - FINANCIAL INFORMATION
Item 1  Financial Statements



                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                               March 31,           December 31,
                                                                 1996                  1995
                                                             ------------          ------------
                                                              (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                    $  8,414,000          $  6,848,000
Stock subscription receivable                                          --             2,018,000
Other current assets                                              120,000                16,000
                                                             ------------          ------------

Total current assets                                            8,534,000             8,882,000

Other assets                                                       36,000                    --
                                                             ------------          ------------

Total assets                                                 $  8,570,000          $  8,882,000
                                                             ============          ============


Liabilities and stockholders' equity Current liabilities:
Accounts payable and accrued expenses                       $     364,000         $     421,000
Due to Fuel-Tech N.V.                                             447,000                    --
Demand loan payable to Fuel-Tech N.V.                             745,000                66,000
                                                             ------------          ------------


Total current liabilities                                       1,556,000               487,000

Loan payable to Fuel-Tech N.V.                                         --               745,000

Stockholders' equity:
Preferred stock, par value $.05 per share, authorized
   100,000 shares, no shares issued and outstanding                    --                    --
Common stock, par value $.05 per share, authorized
   5 million shares, issued and outstanding
   2,500,000 shares                                               125,000               125,000
Additional paid-in capital                                     11,125,000            11,125,000
Deficit accumulated during the development stage               (4,236,000)           (3,600,000)
                                                             ------------          ------------

Total stockholders' equity                                      7,014,000             7,650,000
                                                             ------------          ------------

Total liabilities and stockholders' equity                   $  8,570,000          $  8,882,000
                                                             ============          ============



                       See notes to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                          Period from
                                                          Three Months Ended            January 1, 1992
                                                              March 31                     through
                                                          1996            1995          March 31, 1996
                                                      ----------      ----------        ---------------
Costs and expenses:
General and administrative                              $457,000        $187,000           $1,927,000
Research and development                                 224,000          82,000            1,809,000
Patent filing and maintenance                             56,000          29,000              534,000
                                                       ---------       ---------           ----------

Loss from operations                                     737,000         298,000            4,270,000
Interest income, net                                    (101,000)         (3,000)             (34,000)
                                                       ---------       ---------           ----------

Net loss during development stage                       $636,000        $295,000           $4,236,000
                                                       =========       =========           ==========

Net loss per common share                               $   0.25       $    0.11                  N/A
                                                       =========       =========           ==========

Average number of common shares
   outstanding                                         2,500,000       2,626,925                  N/A
                                                       =========       =========           ==========



                       See notes to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                            Period from
                                                           Three Months Ended             January 1, 1992
                                                                March 31                      through
                                                         1996               1995           March 31, 1996
                                                     ------------        ----------       ---------------
Operating Activities
Net loss                                              $  (636,000)        $(295,000)         $ (4,236,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation                                             2,000                --                 2,000
   Changes in operating assets and liabilities:
     Other current assets                                (104,000)               --              (120,000)
     Accounts payable and accrued expenses                (57,000)         (136,000)              364,000
     Payment of security deposit                          (18,000)               --               (18,000)
     Demand loan payable to Fuel-Tech N.V.                381,000                --               381,000
                                                     ------------        ----------         -------------
Net cash used in operating activities                    (432,000)         (431,000)           (3,627,000)
                                                     ------------        ----------         -------------


Financing activities
Proceeds from Rights Offering net
   of $630,000 of brokerage commissions                 2,018,000                --            11,156,000
Expenses of Rights Offering                                    --                --              (425,000)
Repayment of expenses of Rights Offering
   paid by Fuel-Tech N.V.                                      --                --              (200,000)
Issuance of common stock to parent                             --                --               250,000
Net parent company investment                                  --                --               469,000
Proceeds of loan from Fuel-Tech N.V.                           --           434,000             2,874,000
Repayment of loan to Fuel-Tech N.V.                            --                --            (2,063,000)
                                                     ------------        ----------         -------------

Net cash provided from financing activities             2,018,000           434,000            12,061,000
                                                     ------------        ----------         -------------

Investing activities
Purchase of fixed assets                                  (20,000)               --               (20,000)
                                                     ------------        ----------         -------------
Net cash used in investing activity                       (20,000)               --               (20,000)

Net increase in cash and cash equivalents               1,566,000             3,000             8,414,000
Cash and cash equivalents at beginning
   of period                                            6,848,000           513,000                    --
                                                     ------------        ----------         -------------

Cash and cash equivalents at end of period             $8,414,000         $ 516,000          $  8,414,000
                                                     ============        ==========         =============



                       See notes to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

         Clean Diesel Technologies, Inc. ("CDTI" or the "Company"), was incorporated in the State of Delaware on January 19, 1994 as a wholly-owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Predecessor financial information included in the accompanying financial statements for the period January 1, 1992 through January 18, 1994 reflects the Company's operations prior to incorporation, at which time it was accounted for as part of Fuel Tech. As more fully discussed in Note 2, effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's common shares. Accordingly, at December 12, 1995, Fuel Tech held a 27.6% interest in the Company's common shares.

         The Company is a development stage enterprise and its efforts from January 1, 1992 through March 31, 1996 have been devoted to the research and development of a platinum fuel catalyst ("PFC") for diesel engines, licensed to the Company by Fuel Tech. There were no material activities related to the Company's business prior to 1992.

         The Company's PFC process will require additional research and development testing in order to determine its commercial viability. The Company's management believes that the Company has adequate capital to fund its operations through December 31, 1997 and that additional financing will be required in the future to commercialize its technologies.

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         In 1995 and 1996 net loss per common share is based on the average number of shares of common stock outstanding during each period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission requirements, common and common equivalent shares issued during the 12-month period prior to the filing of a proposed initial public offering and extending through December 12, 1995 (effective date of the Rights Offering), have been included in the calculation as if they were outstanding for all periods, using the treasury stock method and the initial public offering price of $6.50 per share.

         The demand loan payable to Fuel Tech of $745,000 bears interest at 8% per annum. Fuel Tech has agreed, however, not to demand repayment of this loan during 1996. Under the Management and Services Agreement with Fuel Tech, the Company is to reimburse Fuel Tech for management, services and administrative expenses it incurs on behalf of the Company, plus a management fee equal to 10% of such charges. In the first quarter of 1996, $447,000 of such expenses were incurred. The Company expects to pay Fuel Tech with respect to these charges in May, 1996.


Note 2.  Rights Offering of the Company's Common Shares

         On December 12, 1995, Fuel Tech completed a Rights Offering to its existing shareholders of 72.4% of the Company's common shares, retaining 27.6% of the common shares outstanding. Approximately 1.8 million Company shares were purchased in the offering, which raised net proceeds of approximately $10.5 million, all of which was contributed by Fuel Tech to the Company. In December 1995, after the offering was completed, the Company paid Fuel Tech approximately $2.3 million, which represented the repayment of certain loans made to the Company ($2.1 million), as well as certain expenses of the Rights Offering paid by Fuel Tech ($200,000).

         On December 26, 1995 the Company's common stock commenced trading on the National Association of Securities Dealers Quotation System ("NASDAQ") under the symbol CDTI.


Note 3.  Subsequent Event

         Pursuant to a financial consulting agreement with an investment banker, the investment banker has the right to purchase warrants covering 50,000 of the Company's common shares, with an exercise price of $6.50 per share. The warrants expire on March 1, 2001.

                         CLEAN DIESEL TECHNOLOGIES, INC.




Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         General and administrative expenses increased to $457,000 in the first quarter of 1996 from $187,000 in the first quarter of 1995. The increase was due to expenses associated with the Company moving into its new corporate headquarters, as well as increased management and administrative costs provided by Fuel Tech pursuant to a management and services agreement. In the first quarter of 1996, a greater portion of Fuel Tech management's time was spent on the Company's business activities, which included research programs, establishing relationships with potential marketing partners, and hiring staff.

         Research and development expenses for the first quarter of 1996 increased to $224,000 from $82,000 in the first quarter of 1995. The increase was primarily due to significant testing of the Company's PFC for emissions reduction and fuel economy improvement on light duty diesel vehicles.

         Patent filing and maintenance increased to $56,000 in the first quarter 1996, from $29,000 in the first quarter of 1995. The increase was primarily due to the preparation and filing of new patent applications, both in the United States and overseas.

         Interest income, net, increased to $101,000 in the first quarter of 1996, from $3,000 the first quarter of 1995. The increase was due to interest earned on higher cash balances resulting from the proceeds of the Rights Offering.


Liquidity and Sources of Capital

         The Company is a development stage company and has incurred losses since inception aggregating $4,236,000 at March 31, 1996. The Company expects to incur losses through the foreseeable future as it further pursues its research and development efforts. In December 1995 the Company raised approximately $10.5 million, net of offering expenses and broker dealer commissions of approximately $1.3 million, through a Rights Offering of its shares by Fuel Tech. Approximately $2 million of this amount was received in January, 1996.

         Total cash and cash equivalents were $8.4 million and $6.8 million at March 31, 1996 and December 31, 1995 respectively. The increase in cash was principally due to the receipt of approximately $2.0 million of proceeds from the Rights Offering in the first quarter of 1996, partially offset by cash used to fund the Company's first quarter loss. Working capital at March 31, 1996 was approximately $7.0 million, a decrease of approximately $1.4 million from December 31, 1995. The decrease was the result of working capital used to fund the Company's operations in the first quarter of 1996 and the current classification of a $0.7 million loan payable to Fuel-Tech N.V. previously classified as long-term.

         During the remainder of 1996, the Company expects to hire technical, marketing and administrative employees, and as of February 1, 1996, leased space for its corporate offices. Additionally, the Company has budgeted increased spending in 1996 and 1997 on research and development programs over 1995. Some of these programs are expected to be jointly funded by other companies. The Company believes that it has sufficient cash balances to fund its requirements through 1997. The Company will require additional financing in the future, and expects to meet its future cash needs through private placements, a public offering, technology licenses, and/or the establishment of a credit facility with a financing institution. However, there is no guarantee that the Company will be able to raise such capital on terms satisfactory to the Company.

Part II -         OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults on Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         Election of Directors
         None


Item 5.  Other Information
         None


Item 6.  Exhibits and Reports on Form 8K
         a.       Exhibits
                  Exhibit 27, Financial Data Schedule to this Form 10-Q

         b.       Reports on Form 8-K
                  None

                         CLEAN DIESEL TECHNOLOGIES, INC.
                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date: May 15, 1996                             By:  /s/James M. Valentine
      --------------------------                  -----------------------------
                                                  James M. Valentine
                                                  Executive Vice President and
                                                    Chief Operating Officer



Date: May 15, 1996                             By:  /s/Scott M. Schecter
      --------------------------                  -----------------------------
                                                  Scott M. Schecter
                                                  Vice President Finance