Form 10-Q
period 1996-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 1996-08-13
CIK 949428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

         Commission file number:      0-27432
                                  ----------------


                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                              06-1393453
- ------------------------                                -----------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                           Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                                  06901-3522
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


                       Yes     X     No
                           --------    --------

As of August 13, 1996, there were outstanding 2,500,000 shares of Common Stock, par value $0.05 per share, of the registrant.


===============================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                  Form 10-Q for the Quarter Ended June 30, 1996

                                      INDEX

                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets as of June 30, 1996                       3
                  and December 31, 1995

                  Statements of Operations for the Three and               4
                  Six Months Ended June 30, 1996 and 1995
                  and for the Period from January 1, 1992
                  through June 30, 1996

                  Statements of Cash Flows for the Six                     5
                  Months Ended June 30, 1996 and 1995
                  and for the Period from January 1, 1992
                  through June 30, 1996

                  Notes to Financial Statements                            6

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

SIGNATURES

Part I - FINANCIAL INFORMATION
Item 1  Financial Statements


                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                               June 30,            December 31,
                                                                 1996                  1995
                                                              -----------          ------------
                                                              (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                     $ 5,296,000          $  6,848,000
Short-term investments                                          2,000,000                    --
Stock subscription receivable                                          --             2,018,000
Other current assets                                              121,000                16,000
                                                              -----------          ------------

Total current assets                                            7,417,000             8,882,000

Other assets                                                       59,000                    --
                                                              -----------          ------------

Total assets                                                  $ 7,476,000          $  8,882,000
                                                              ===========          ============


Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses                         $   415,000          $    421,000
Due to Fuel-Tech N.V.                                              96,000                    --
Demand loan payable to Fuel-Tech N.V.                             745,000                66,000
                                                              -----------          ------------


Total current liabilities                                       1,256,000               487,000

Loan payable to Fuel-Tech N.V.                                         --               745,000

Stockholders' equity:
Preferred stock, par value $.05 per share, authorized
   100,000 shares, no shares issued and outstanding                    --                    --
Common stock, par value $.05 per share, authorized
   5 million shares, issued and outstanding
   2,500,000 shares                                               125,000               125,000
Additional paid-in capital                                     11,125,000            11,125,000
Deficit accumulated during the development stage               (5,030,000)           (3,600,000)
                                                              -----------          ------------

Total stockholders' equity                                      6,220,000             7,650,000
                                                              -----------          ------------

Total liabilities and stockholders' equity                    $ 7,476,000          $  8,882,000
                                                              ===========          ============

                       See notes to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Period from
                                           Three Months Ended                   Six Months Ended             January 1, 1992
                                                June 30                              June 30                     through
                                        1996              1995               1996              1995           June 30, 1996
                                    -----------        -----------        ----------         ----------       --------------
Costs and expenses:
General and administrative          $   492,000        $   231,000        $   950,000        $   417,000        $ 2,420,000
Research and development                352,000            153,000            576,000            235,000          2,161,000
Patent filing and maintenance            34,000             44,000             90,000             73,000            568,000
                                    -----------        -----------        -----------        -----------        -----------

Loss from operations                    878,000            428,000          1,616,000            725,000          5,149,000
Interest income, net                    (85,000)            (2,000)          (186,000)            (5,000)          (119,000)
                                    -----------        -----------        -----------        -----------        -----------

Net loss during development
   stage                            $   793,000        $   426,000        $ 1,430,000        $   720,000        $ 5,030,000
                                    ===========        ===========        ===========        ===========        ===========

Net loss per common share           $      0.32        $      0.17        $      0.57        $      0.28                N/A
                                    ===========        ===========        ===========        ===========        ===========

Weighted average number of
   common shares outstanding          2,500,000          2,566,346          2,500,000          2,566,346                N/A
                                    ===========        ===========        ===========        ===========        ===========

                       See notes to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Period from
                                                             Six Months Ended              January 1, 1992
                                                                 June 30                       through
                                                          1996              1995            June 30, 1996
                                                      -------------       -------------    ----------------
Operating activities
Net loss                                              $ (1,430,000)       $   (720,000)       $ (5,030,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation                                              4,000                --                 4,000
   Changes in operating assets and liabilities:
     Other current assets                                 (105,000)               --              (121,000)
     Accounts payable and accrued expenses                  (6,000)           (149,000)            415,000
     Payment of security deposit                           (18,000)               --               (18,000)
     Due to Fuel-Tech N.V.                                  30,000                --                30,000
                                                      ------------        ------------        ------------
Net cash used in operating activities                   (1,525,000)           (869,000)         (4,720,000)
                                                      ------------        ------------        ------------
Financing activities
Proceeds from Rights Offering, net                       2,018,000                --            11,156,000
Expenses of Rights Offering                                   --                  --              (425,000)
Repayment of expenses of Rights Offering
   paid by Fuel-Tech N.V.                                     --                  --              (200,000)
Issuance of common stock to parent                            --                  --               250,000
Net parent company investment                                 --                  --               469,000
Proceeds of loan from Fuel-Tech N.V.                          --               884,000           2,874,000
Repayment of loan to Fuel-Tech N.V.                           --                  --            (2,063,000)
                                                      ------------        ------------        ------------
Net cash provided from financing activities              2,018,000             884,000          12,061,000
                                                      ------------        ------------        ------------
Investing activities
Purchase of short-term investments                      (2,000,000)               --            (2,000,000)
Purchase of fixed assets                                   (45,000)               --               (45,000)
                                                      ------------        ------------        ------------
Net cash used in investing activity                     (2,045,000)               --            (2,045,000)
Net increase (decrease) in cash
and cash equivalents                                    (1,552,000)             15,000           5,296,000
Cash and cash equivalents at beginning
   of period                                             6,848,000             513,000                --
                                                      ------------        ------------        ------------
Cash and cash equivalents at end of period            $  5,296,000        $    528,000        $  5,296,000
                                                      ============        ============        ============

                       See notes to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

         Clean Diesel Technologies, Inc. ("CDTI" or the "Company") was incorporated in the State of Delaware on January 19, 1994 as a wholly-owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Predecessor financial information included in the accompanying financial statements for the period January 1, 1992 through January 18, 1994 reflects the Company's operations prior to incorporation, at which time it was accounted for as part of Fuel Tech. As more fully discussed in Note 2, effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's common shares. Accordingly, at December 12, 1995, Fuel Tech held a 27.6% interest in the Company's common shares.

         The Company is a development stage enterprise and its efforts from January 1, 1992 through June 30, 1996 have been devoted to the research and development of a platinum fuel catalyst ("PFC") for diesel engines, licensed to the Company by Fuel Tech. There were no material activities related to the Company's business prior to 1992.

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

         The demand loan payable to Fuel Tech of $745,000 bears interest at 8% per annum. Fuel Tech has agreed, however, not to demand repayment of this loan during 1996. Under the Management and Services Agreement with Fuel Tech, which the Company renegotiated for months beginning with June, 1996, the Company is to reimburse Fuel Tech for management, services and administrative expenses it incurs on behalf of the Company, plus a management fee equal to 3% or 10% of such charges, depending on the nature of the charge incurred. Prior to June, 1996, the management fee was equal to 10% of all such charges. In the first six months of 1996, approximately $800,000 of such expenses were incurred.


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


Note 3.  Short-Term Investments

         In June, 1996, the Company purchased a discount note of the United States Federal Home Loan Bank. The note matures in June, 1997, and has a yield to maturity of 5.84%.


Note 4.  Warrants to Purchase Common Shares

         Pursuant to a financial consulting agreement with an investment banker, the investment banker has the right to purchase warrants covering 50,000 of the Company's common shares, with an exercise price of $6.50 per share, which represented an 18% premium over market price on the date of issue. The warrants expire on March 1, 2001.

                         CLEAN DIESEL TECHNOLOGIES, INC.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         Statements in this Form 10-Q which are not historical facts, so-called "forward-looking statements, "are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See Item 1 "Risk Factors of the Business" and also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 1996.

Results of Operations

         General and administrative expenses increased to $492,000 in the second quarter of 1996 from $231,000 in the second quarter of 1995, and to $950,000 in the first six months of 1996 from $417,000 in the first six months of 1995. The increase was due to expenses associated with the Company moving into its new corporate headquarters, additional support staff, and increased management and administrative costs provided by Fuel Tech pursuant to a management and services agreement. In the first six months of 1996, a greater portion of Fuel Tech management's time was spent on the Company's business activities, which included research programs, establishing relationships with potential marketing partners, and hiring staff.

         Research and development expenses for the second quarter and first six months of 1996 increased to $352,000 and $576,000, respectively from $153,000 and $235,000 in the second quarter and first six months of 1995, respectively. The increase was primarily due to significant testing of light- and heavy-duty engines using the Company's PFC alone and with a catalytic oxidizer. These test programs were conducted in conjunction with potential marketing partners.

         Patent filing and maintenance expenses were $34,000 and $90,000 in the second quarter and first six months of 1996, respectively, and $44,000 and $73,000 in the second quarter and first six months of 1995, respectively. The increase in the first six months of 1996 was primarily due to the preparation and filing of new patent applications in the first quarter of 1996, both in the United States and overseas.

         Interest income, net, increased to $85,000 and $186,000 in the second quarter and first six months of 1996, respectively, from $2,000 and $5,000 in the second quarter and first six months of 1995, respectively. The increase was due to interest earned on higher cash balances resulting from the proceeds of the Rights Offering.

Liquidity and Sources of Capital

         The Company is a development stage company and has incurred losses since inception aggregating $5,030,000 at June 30, 1996. The Company expects to incur losses through the foreseeable future as it further pursues its research and development efforts. In December, 1995 the Company raised approximately $10.5 million, net of offering expenses and broker dealer commissions of approximately $1.3 million, through a Rights Offering of its shares by Fuel Tech. Approximately $2 million of this amount was received in January, 1996.

         Total cash and cash equivalents were $5.3 million and $6.8 million at June 30, 1996 and December 31, 1995 respectively. The decrease in cash was principally due to cash used to fund the Company's first half loss. Additionally, approximately $2 million of proceeds from the Rights Offering was received in January, 1996, and in June, 1996, the Company purchased a $2 million note of a United States Federal Government agency, maturing in June, 1997. The note is classified as a short-term investment in the accompanying balance sheet at June 30, 1996. Working capital at June 30, 1996 was approximately $6.2 million, a decrease of approximately $2.2 million from December 31, 1995. The decrease was the result of working capital used to fund the Company's operations in the first half of 1996 and the current classification of a $0.7 million loan payable to Fuel-Tech N.V. previously classified as long-term.

         During the remainder of 1996, the Company expects to hire technical, marketing and administrative employees, and as of February 1, 1996, leased space for its corporate offices. Additionally, the Company has budgeted increased spending in the second half of 1996 and 1997 on research and development programs over 1995 and the first half of 1996. Some of these programs are expected to be jointly funded by other companies. The Company believes that it has sufficient cash balances to fund its requirements through 1997. The Company will require additional financing in the future, and expects to meet its future cash needs through private placements, a public offering, technology licenses, and/or the establishment of a credit facility with a financing institution. However, there is no guarantee that the Company will be able to raise such capital on terms satisfactory to the Company.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults on Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of the Company was held on June 12, 1996 at which were present in person or by proxy 1,523,413 shares of common stock of the Company.

                  The proposal to elect five directors was approved by a vote of a majority of those present and voting, and, specifically with respect to each individual nominee, as follows:

         Name                                 Votes Cast                 Votes For         Votes Withheld
         ----                                ------------                ---------         --------------
         Kent D. S. Durr                       1,523,413                 1,523,013                    400
         John A. de Havilland                  1,523,413                 1,522,013                  1,400
         Charles W. Grinnell                   1,523,413                 1,522,752                    661
         Jeremy D. Peter-Hoblyn                1,523,413                 1,523,013                    400
         James M. Valentine                    1,523,413                 1,523,013                    400

                  The appointment of Ernst & Young LLP as independent auditors of the Company for the year 1996 was approved by a vote of 1,521,791 shares in favor, 1,100 shares against, and 522 shares abstaining.

                  The amendment of the Company's 1994 Incentive Plan (the "Plan") to provide that a number of shares equal to 12.5% rather than 10% of the outstanding shares of the Company's common stock would be available for the grant of awards under the Plan was approved by a vote of 1,319,637 shares in favor, 7,843 shares against, 1,476 shares abstaining and 194,457 shares representing broker no-votes.

Item 5.  Other Information

                  Effective July 1, 1996 the Board of Directors of the Company increased the number of directors of the Company from five to six and elected Ralph E. Bailey a director and Chairman of the Board. Mr. Bailey is the former Chairman and Chief Executive Officer of Conoco, Inc. and a former Vice Chairman of E. I. du Pont de Nemours & Co. Also effective July 1, 1996, Mr. Kent D. S. Durr, who continues with the Company as a director, resigned as Chairman of the Board.

Item 6.  Exhibits and Reports on Form 8-K
         a.       Exhibits
                  Exhibit 27, Financial Data Schedule to this Form 10-Q

         b.       Reports on Form 8-K
                  None

                         CLEAN DIESEL TECHNOLOGIES, INC.
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date:  August 13, 1996             By:  /s/ James M. Valentine
                                        -------------------------------------
                                        James M. Valentine
                                        Executive Vice President and
                                          Chief Operating Officer



Date:  August 13, 1996             By:  /s/ Scott M. Schecter
                                       ---------------------------------------
                                       Scott M. Schecter
                                       Vice President, and
                                          Chief Financial Officer