Form 10-Q
period 1996-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 1996-11-14
CIK 949428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from           to
                                        ----------  ----------

         Commission file number:      0-27432
                                    ------------

                         CLEAN DIESEL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             06-1393453
------------------------                                   -------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                           Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                                 06901-3522
---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)

                                 (203) 327-7050
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                    -----    -----

As of November 14, 1996, there were outstanding 2,500,000 shares of Common Stock, par value $0.05 per share, of the registrant.


===========================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
               Form 10-Q for the Quarter Ended September 30, 1996

                                      INDEX

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Balance Sheets as of September 30, 1996                          1
        and December 31, 1995

        Statements of Operations for the Three and                       2
        Nine Months Ended September 30, 1996 and 1995
        and for the Period from January 1, 1992
        through September 30, 1996

        Statements of Cash Flows for the Nine                            3
        Months Ended September 30, 1996 and 1995
        and for the Period from January 1, 1992
        through September 30, 1996

        Notes to Financial Statements                                    4

Item 2. Management's Discussion and Analysis of                          6
        Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                8
Item 2. Changes in Securities                                            8
Item 3. Defaults upon Senior Securities                                  8
Item 4. Submission of Matters to a Vote of Security Holders              8
Item 5. Other Information                                                8
Item 6. Exhibits and Reports on Form 8-K                                 8


SIGNATURES

Part I -  FINANCIAL INFORMATION
Item 1.  Financial Statements



                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                            September 30,        December 31,
                                                                1996                 1995
                                                           --------------      ----------------
                                                              (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                    $  4,335,000          $  6,848,000
Short-term investments                                          2,000,000                    --
Inventories                                                       106,000                15,000
Stock subscription receivable                                          --             2,018,000
Other current assets                                              131,000                 1,000
                                                             ------------          ------------
Total current assets                                            6,572,000             8,882,000

Other assets                                                       79,000                    --
                                                             ------------          ------------

Total assets                                                 $  6,651,000          $  8,882,000
                                                             ============          ============


Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses                        $    530,000          $    421,000
Due to Fuel-Tech N.V.                                              68,000                    --
Demand loan payable to Fuel-Tech N.V.                             745,000                66,000
                                                             ------------          ------------

Total current liabilities                                       1,343,000               487,000

Loan payable to Fuel-Tech N.V.                                         --               745,000

Stockholders' equity:
Preferred stock, par value $.05 per share, authorized
   100,000 shares, no shares issued and outstanding                    --                    --
Common stock, par value $.05 per share, authorized
   5,000,000 shares, issued and outstanding
   2,500,000 shares                                               125,000               125,000
Additional paid-in capital                                     11,125,000            11,125,000
Deficit accumulated during the development stage               (5,942,000)           (3,600,000)
                                                             ------------          ------------

Total stockholders' equity                                      5,308,000             7,650,000
                                                             ------------          ------------

Total liabilities and stockholders' equity                   $  6,651,000          $  8,882,000
                                                             ============          ============


                       See notes to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three Months Ended            Nine Months Ended            Period from
                                       September 30                 September 30            January 1, 1992
                                 -----------------------    -------------------------            through
                                     1996          1995         1996             1995       September 30, 1996
                                 ----------    ---------    -----------   --------------    ------------------
Costs and expenses:
General and administrative        $ 447,000    $ 189,000     $1,398,000   $   606,000          $2,867,000
Research and development            496,000      256,000      1,072,000       491,000           2,657,000
Patent filing and maintenance        41,000       43,000        131,000       117,000             609,000
                                  ---------    ---------     ----------   -----------          ----------


Loss from operations                984,000      488,000      2,601,000     1,214,000           6,133,000
Interest (income) expense, net    (  72,000)      39,000       (259,000)       33,000            (191,000)
                                  ---------    ---------     ----------   -----------          ----------

Net loss during development
   stage                          $ 912,000    $ 527,000     $2,342,000    $1,247,000          $5,942,000
                                  =========    =========     ==========    ==========          ==========

Net loss per common share         $    0.36    $    0.21     $     0.94    $     0.49                 N/A
                                  =========    =========     ==========    ==========          ==========

Weighted average number of
   common shares outstanding      2,500,000    2,566,346      2,500,000     2,566,346                 N/A
                                  =========    =========     ==========    ==========          ==========


                       See notes to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Period from
                                                             Nine Months Ended              January 1, 1992
                                                                September 30                     through
                                                           1996              1995          September 30, 1996
                                                     -------------     ----------------    ------------------
Operating activities
Net loss                                              $(2,342,000)      $(1,247,000)          $(5,942,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation                                             7,000                --                 7,000
   Changes in operating assets and liabilities:
     Inventories                                          (91,000)          (14,000)             (106,000)
     Other current assets                                (130,000)         (302,000)             (131,000)
     Accounts payable and accrued expenses                109,000           180,000               530,000
     Other assets                                         (19,000)               --               (19,000)
     Due to Fuel-Tech N.V.                                  2,000                --                 2,000
                                                       ----------      ------------           -----------

Net cash used in operating activities                  (2,464,000)       (1,383,000)           (5,659,000)
                                                       ----------      ------------           -----------

Financing activities
Proceeds from Rights Offering, net                      2,018,000                --            11,156,000
Expenses of Rights Offering                                    --                --              (425,000)
Repayment of expenses of Rights Offering
   paid by Fuel-Tech N.V.                                      --                --              (200,000)
Issuance of common stock to parent                             --                --               250,000
Net parent company investment                                  --                --               469,000
Proceeds of loan from Fuel-Tech N.V.                           --           951,000             2,874,000
Repayment of loan to Fuel-Tech N.V.                            --                --            (2,063,000)
                                                       ----------      ------------           -----------

Net cash provided from financing activities             2,018,000           951,000            12,061,000
                                                       ----------      ------------           -----------

Investing activities
Purchase of short-term investments                     (2,000,000)               --            (2,000,000)
Purchase of fixed assets                                  (67,000)               --               (67,000)
                                                       ----------      ------------           -----------
Net cash used in investing activity                    (2,067,000)               --            (2,067,000)

Net increase (decrease) in cash
and cash equivalents                                   (2,513,000)         (432,000)            4,335,000
Cash and cash equivalents at beginning
   of period                                            6,848,000           513,000                    --
                                                       ----------      ------------           -----------

Cash and cash equivalents at end of period             $4,335,000      $     81,000           $ 4,335,000
                                                       ==========      ============           ===========

                       See notes to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


Note 1.  Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

         Clean Diesel Technologies, Inc. ("CDTI" or the "Company") was incorporated in the State of Delaware on January 19, 1994 as a wholly-owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Predecessor financial information included in the accompanying financial statements for the period January 1, 1992 through January 18, 1994 reflects the Company's operations prior to incorporation, at which time it was accounted for as part of Fuel Tech. As more fully discussed in Note 2, effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's common shares. At December 12, 1995, following the Rights Offering, Fuel Tech held a 27.6% interest in the Company's common shares.

         The Company is a development stage enterprise and its efforts from January 1, 1992 through September 30, 1996 have been devoted to the research and development of a platinum fuel catalyst ("PFC") for internal combustion engines and NOx reduction systems for diesel engines, licensed to the Company by Fuel Tech. There were no material activities related to the Company's business prior to 1992.

         The Company's PFC process will require additional research and development testing to determine its commercial viability. The Company's management believes that the Company has adequate capital to fund its operations through December 31, 1997 but that additional financing will be required in the future to commercialize its technologies.

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

         The demand loan payable to Fuel Tech of $745,000 bears interest at 8% per annum. Fuel Tech has agreed, however, not to demand repayment of this loan during 1996. Under the Management and Services Agreement with Fuel Tech, which the Company renegotiated for months beginning with June, 1996, the Company is to reimburse Fuel Tech for management, services and administrative expenses it incurs on behalf of the Company, plus a management fee equal to 3% or 10% of such charges, depending on the nature of the charge incurred. Prior to June, 1996, the management fee was equal to 10% of all such charges. In the first nine months of 1996, approximately $1,012,000 of such expenses were incurred.

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

         On December 26, 1995 the Company's common stock commenced trading on the National Association of Securities Dealers Quotation System ("NASDAQ") under the symbol "CDTI".

Note 3.  Short-Term Investments

         In June, 1996, the Company purchased a discount note of the United States Federal Home Loan Bank. The note matures in June, 1997, and has a yield to maturity of 5.84%. The Company intends to hold this investment until its maturity.

Note 4.  Inventories

         Inventories are stated at cost and consist of finished product.

Note 5.  Warrants to Purchase Common Shares

         Pursuant to a financial consulting agreement with an investment banker, the investment banker has the right to purchase warrants covering 50,000 of the Company's common shares, with an exercise price of $6.50 per share, which represented an 18% premium over market price on the date of issue. The warrants expire on March 1, 2001.

Note 6.  Sales/Marketing Agreement

         In September, 1996, the Company entered into a supply agreement with Holt Lloyd International Ltd. ("Holt") of the United Kingdom exclusively to sell quantities of the Company's PFC for use with Holt's fuel additives in the aftertreatment of fuel for both new and used diesel engines in vehicles. The agreement covers territories worldwide except for North, Central and South America. The term of this agreement is ten years with the possibility of a term extension. The exclusivity of the agreement is determined by the attainment (or reasonable effort towards the attainment) of predetermined minimum performance levels for each territory on a calendar basis. The Company's PFC is expected to be test marketed by Holt in Europe in the fourth quarter of 1996, with commercial sales to commence in the first quarter of 1997.

                         CLEAN DIESEL TECHNOLOGIES, INC.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements

         Statements in this Form 10-Q which are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See Item 1 "Risk Factors of the Business" and also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 1995.


Results of Operations

         General and administrative expenses increased to $447,000 in the third quarter of 1996 from $189,000 in the third quarter of 1995, and to $1,398,000 in the first nine months of 1996 from $606,000 in the first nine months of 1995. The increase was due to expenses associated with the Company establishing its offices, the recruitment and hiring of additional staff, and increased management and administrative costs provided by Fuel Tech pursuant to a management and services agreement. In the first six months of 1996, a greater portion of Fuel Tech management's time was spent on the Company's business activities, which included research programs, establishing relationships with potential marketing partners, and hiring staff.

         Research and development expenses for the third quarter and first nine months of 1996 increased to $496,000 and $1,072,000, respectively from $256,000 and $491,000 in the third quarter and first nine months of 1995, respectively. In the 1996 periods, the Company performed significant testing on light-duty and heavy-duty engines using the Company's PFC alone and with a catalytic oxidizer. These test programs were conducted in conjunction with potential marketing partners. In addition, the Company hired two senior technical employees.

         The Company initiated several joint development and demonstration programs of the Company's PFC with diesel particulate filters. These programs are targeted at both existing vehicles and new engines required to meet stringent emission limits in the U.S. and abroad beginning in the year 2000.

         Under the Cooperative Development and Marketing Agreement signed with Holt, a leading supplier of automotive aftermarket products in Europe and Asia, the Company has initiated an evaluation of its PFC in gasoline engines. If performance objectives are met, Holt will have rights to market this product in the automotive aftermarket under the Platinum Plus(R) brand name in regions outside of North, Central and South America.

         Under its Memorandum of Understanding with Nalco Fuel Tech ("NFT"), the Company has initiated several joint development programs in the area of NOx emission reductions from diesel engines. In conjunction with NFT, the Company is developing LOE-NOx(TM) diesel emulsion systems and urea-based selective catalytic reduction (SCR) systems. These technologies are expected to be applicable to both stationary and transport diesel engines.

         Under U.S. EPA additive registration requirements, the Company may have to initiate additional long-term engine testing as required of all fuel and fuel additive manufacturers in the U.S. Additionally, the Company is undergoing European chemical registration for its PFC. The Company anticipates expenditures of up to $400,000 on these registration programs over the next eight months.

         Patent filing and maintenance expenses were $41,000 and $131,000 in the third quarter and first nine months of 1996, respectively, and $43,000 and $117,000 in the third quarter and first nine months of 1995, respectively. The increase in the first nine months of 1996 was due in part to the preparation and filing of new patent applications in the first quarter of 1996, both in the United States and overseas. Additionally, several patents issued in the third quarter of 1996, and the Company will be required to pay annual maintenance fees on these issued patents.

         Interest income, net, increased to $72,000 and $259,000 in the third quarter and first nine months of 1996, respectively from ($39,000) and ($33,000) in the third quarter and first nine months of 1995, respectively. The increase was due to interest earned on cash balances resulting from the proceeds of the Rights Offering.


Liquidity and Sources of Capital

         The Company is a development stage company and has incurred losses since inception aggregating $5,942,000 at September 30, 1996. The Company expects to incur losses through the foreseeable future as it further pursues its research and development efforts. In December 1995, the Company raised approximately $10.5 million, net of offering expenses and broker dealer commissions of approximately $1.3 million, through a Rights Offering of its shares by Fuel Tech. Approximately $2 million of this amount was received in January, 1996.

         Total cash and cash equivalents were $4.3 million and $6.8 million at September 30, 1996 and December 31, 1995, respectively. The decrease in cash was principally due to cash used to fund the Company's loss in the first nine months of 1996. Additionally, approximately $2 million of proceeds from the Rights Offering was received in January, 1996; and, in June, 1996, the Company purchased a $2 million note of a United States Federal Government agency, maturing in June, 1997. The note is classified as a short-term investment in the accompanying balance sheet at September 30, 1996. Working capital at September 30, 1996 was approximately $5.2 million, a decrease of approximately $3.2 million from December 31, 1995. The decrease was the result of working capital used to fund the Company's operations in the first nine months of 1996 and the classification as "current" of a $0.7 million loan payable to Fuel-Tech N.V. previously classified as "long-term".


         During the third quarter of 1996, the Company hired senior technical personnel and, as of February 1, 1996, leased space for its offices. Additionally, the Company has budgeted increased spending in the remainder of 1996 and 1997 on research and development programs over 1995 and the first nine months of 1996. Some of these programs are expected to be jointly funded by other companies. The Company believes that it has sufficient cash balances to fund its requirements through 1997. The Company will require, however, additional financing in the future, and expects to meet its future cash needs through private placements, a public offering, technology licenses and/or the establishment of a credit facility with a financing institution. There is, however, no guarantee that the Company will be able to raise such capital on terms satisfactory to the Company.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults on Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         a.       Exhibits
                  10(h) -  Management and Services
                           Agreement between Registrant and
                           Fuel Tech, Inc. as of June 1, 1996

         b.       Reports on Form 8-K
                  None

                         CLEAN DIESEL TECHNOLOGIES, INC.
                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date:  November 14, 1996             By:  /s/Jeremy D. Peter-Hoblyn
                                          -------------------------
                                          Jeremy D. Peter-Hoblyn
                                          President and Chief Executive Officer



Date:  November 14, 1996             By:  /s/Scott M. Schecter
                                          --------------------
                                          Scott M. Schecter
                                          Vice President and Chief
                                          Financial Officer