Form 10-K
period 1996-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 1997-03-28
CIK 949428

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended: December 31, 1996
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from __________________ to ____________________

                           Commission File No. 0-27432

                         CLEAN DIESEL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                                             06-1393453
--------------------------------------------------------------       ---------------------------------------
(State or other jurisdiction of incorporation of organization)       (I.R.S. Employer Identification Number)

                         Suite 702, 300 Atlantic Street
                               Stamford, CT 06901
                                 (203) 327-7050
          -------------------------------------------------------------
          (Address and telephone number of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock $0.05 par value per share
                     --------------------------------------

                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No
                                    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of March 18, 1997:
$10,695,830.

Indicate number of shares outstanding of each of the registered classes of common stock at March 18, 1997: 2,516,666 shares Common Stock, $0.05 par value.

                      Documents incorporated by reference:
Certain portions of the registrant's 1996 Annual Report to stockholders and of the registrant's Proxy Statement for the annual meeting of stockholders to be held in 1997 described in Parts II, III, and IV hereof are incorporated by reference in this report.

                                     PART I

Forward-Looking Statements

       Statements in this Form 10-K which are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See Item 1 "Risk Factors of the Business" and also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 1.  Business

General

       The Company, a Delaware corporation with a principal place of business at 300 Atlantic Street, Stamford, Connecticut 06901, was formed in January 1994 as a wholly-owned subsidiary of Fuel-Tech N.V. ("Fuel Tech") to further develop and commercialize platinum fuel catalysts ("PFCs"). Fuel Tech saw market opportunities develop after the passage of the Clean Air Act Amendments of 1990 ("CAAA") and in 1992 Fuel Tech focused its research and development efforts on the PFCs as an integral part of a diesel engine emission control program. The rights to the PFCs were transferred by license agreements to the Company by Fuel Tech and Platinum Plus, Inc. (an affiliate of Fuel Tech), effective October 28, 1994 (together, "the License Agreements"). In December 1995, Fuel Tech caused 1,810,853 (72.0%) of the Company's 2,516,666 outstanding shares of Common Stock, $0.05 par value (the "Common Stock") to be publicly sold in a rights offering to Fuel Tech stockholders. Fuel Tech retains the balance of the Common Stock.

       Further information required by this item is set forth (a) on the inside front cover of the Company's Annual Report to Stockholders for the year ended December 31, 1996, exhibit 19 to this Report on Form 10-K (the "Annual Report"), under the captions "Platinum Fuel Catalyst (PFC)" and "NOx Control Products," and (b) on page 1 and 2 of the Annual Report under the caption "Chairman's Letter" and is incorporated by reference herein.


Regulations
       Both federal and state environmental regulations in recent years have demanded reduced emission levels from engines. Smog is a problem in a number of industrialized areas and is caused by pollutants from engines, principally NOx and volatile organic compounds. Particulate emissions have consistently been linked to respiratory ailments. To address these pollution concerns, CAAA require states to reduce NOx emissions in these areas from both stationary sources, such as compressor engines and turbines, and mobile sources, such as automobiles, buses and trucks. Specific regulations under Title II of the CAAA-Provisions Relating to Mobile Sources pertain to the control of NOx and particulates from diesel engines. These regulations also limit the sulfur content of diesel fuel and establish new registration requirements for fuels and fuel additives. Existing urban buses in major metropolitan areas were required to reduce particulate emissions as of January 1995, and beginning in 1998 there will be new NOx level standards in place for urban buses and new diesel engines. In July 1995, the Environmental Protection Agency (the "EPA"), California Air Resources Board and major diesel engine manufacturers signed a Statement of Principles directed towards the development of new low NOx engines by 2004. Under the CAAA there are so far only retrofit regulations for particulate emissions from urban buses. EPA has, however, recently proposed further tightening of ambient levels of ozone and particulates.


Products and Markets
       Information required by this item (a) for the Company's PFC products is set forth in the text from page 3 through page 4 of the Annual Report under the caption "Platinum Fuel Catalysts" and the subcaptions "Platinum Plus - Europe and Asia," "Platinum Plus - The Americas," "PFCs for Particulate Traps and Catalytic Oxidizers," "Premium Diesel," "Total Market for PFCs," and "Health Effects and the Use of Metallic Additives," and (b) for the Company's NOx control products in the text from page 4 through page 5 of the Annual Report under the caption "NOx Reduction Systems and Additives" and the subcaptions "NOx Reduction for Heavy-Duty Diesel Engines," "Retrofit NOx Reduction for Heavy-Duty Diesel-Engines" and "Market for NOx Reduction Systems and Additives," and (c) with respect to marketing strategy generally, in the text of the second paragraph under the caption "Business Structure" on page 5 of the Annual Report, all of which information is incorporated by reference herein.

Sources of Supply

       Information required by this item is set forth in the first paragraph of text in the Annual Report on page 5 under the caption "Business Structure" and is incorporated by reference herein.


Research and Development

       The Company employs six individuals, including three executive officers, in engineering and product development as of the date of this report. During the years ended December 31, 1996, 1995, and 1994, the Company's research and development expenses exclusive of patent costs totaled approximately $1,747,000, $796,000, and $441,000 respectively. The Company expenses all development costs as incurred.


Protection of Proprietary Information

       Under the license agreement with Fuel Tech, the Company holds the rights to a number of patents and patent applications pending. There can be no assurance that pending patent applications will be approved or that the issued patents or pending applications will not be challenged or circumvented by competitors. Certain critical technology incorporated in the Company's products is protected by trademark and trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that the Company will have adequate remedies for disclosure of its trade secrets or violations of its intellectual property rights.


Insurance
       The Company maintains coverage for the customary risks inherent in its operations. Although the Company believes its insurance policies to be adequate in the amount and coverage for its current operations, no assurance can be given that this coverage will, in fact, be or will continue to be available in adequate amounts or at a reasonable cost or that such insurance will be adequate to cover any future claims against the Company.


Employees
       The Company has nine full-time employees. In addition, two executive officers of Fuel Tech provide management, administrative, financial, and legal services for the Company pursuant to a Management and Services Agreement between Fuel Tech and the Company on an as-needed basis. The Company also retains three outside technical consultants on specific projects related to platinum, engines, and NOx reduction.


Risk Factors of the Business
       Investors in the Company should be mindful of the following risk factors relative to the Company's business.

Competition
       Competition in the diesel fuel additive market will come from other large additive suppliers. The Company is not currently in competition with other fuel additive manufactures. When active marketing of the Company's PFCs is in progress, the Company anticipates competing on the basis of price, proprietary technology, effectiveness and ease of use of the PFCs and in efficiency of distribution. To the Company's knowledge, it does not compete against any major gasoline companies in the PFC market. While the company intends to seek collaborative arrangements with additive suppliers and oil companies, there are no assurances that these arrangements can be negotiated. Competition may also come from alternative fuels including methanol and natural gas as well as from mechanized adjustments to engines, new injector designs and engine rebuilds. While the Company believes its patent position produces a strong competitive barrier to entry, other platinum-based compounds could be developed outside the Company's issued patents. To this end the Company is seeking collaborative arrangement with specific platinum manufacturers.

       Competition in the NOx control market will come from other suppliers of reagent-based post-combustion NOx control systems including large, well-established catalyst and engine manufacturing companies. The Company has formed certain alliances to support its efforts to commercialize NOx control products but there are no assurances that these alliances will be sufficient or be maintained.

Lack of a Viable Product; Need for Additional Research and Development

       The Company was incorporated in January 1994 and, to date, has engaged solely in research and development related to its PFC process and NOx reduction technologies. The Company's PFC process will require substantial additional research, development and testing in order to determine its commercial viability. The Company has not proven its PFC technology other than in a limited number of trials and demonstrations. If the Company successfully field tests its PFC technology, the commercialization of the technology will require significant additional time and expenditures. The commercialization of the technology will depend on the Company's success in achieving cost effective production of the PFCs, maintaining registration status with the EPA and other regulatory bodies, and on forming strategic alliances for marketing and distribution of PFCs. The accomplishment of some or all of these objectives may be delayed or may never occur. If the accomplishment of any of these objectives is delayed, the Company may require additional capital to continue the development and commercialization of the PFC technology, and there can be no assurance that such capital will be available.


No Revenues to Date; Continuing Operating Losses
       The Company has had no revenues through December 31, 1996. The Company expects to continue to incur operating losses through at least 1997. There can be no assurance that the Company will achieve or sustain significant revenues or profitability in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


No Assurances of Additional Funding
       The Company may in the future seek additional funding in the form of a public or private offering of additional shares of the Company's Common Shares. Any offering of the Company's Common Shares may result in immediate and significant dilution to the stockholders of the Company. The ability of the Company to consummate a public offering or to obtain other financing will depend on the status of the Company's research and development and marketing programs and clinical trials, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available when needed or on terms acceptable to the Company. In the event that the Company is unable to raise additional funds, the Company may be required to delay, scale back or severely curtail its development efforts or otherwise impede its ongoing clinical trials, which could have a material adverse effect on the Company's business, operating results, financial condition and long-term prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Limited Marketing Experience
       The Company intends to enter into strategic alliances with marketing partners. In addition to its supply agreement with Holt Lloyd International Ltd., it is currently engaged in cooperative development and test programs with potential marketing partners and is in discussion with others with a view towards conducting similar programs. The Company is targeting to have one or more additional strategic alliance agreements for marketing purposes concluded within 1997; however, there can be no assurance that the Company will successfully implement its sales and marketing plan.


Possible Volatility of Stock Price
       There has been significant volatility in the market prices of publicly-traded shares of emerging growth technology companies. Factors such as announcements of technical developments, establishment of strategic alliances, changes in governmental regulation, and developments in patent or proprietary rights may have a significant effect on the market price of the Company's Common Shares.


Relationship with Fuel Tech; Conflicts of Interest
       Directors and officers of Fuel Tech and its subsidiaries who are also directors and officers of the Company, and Fuel Tech as the Company's largest stockholder, are in positions involving the possibility of conflicts of interest with respect to transactions concerning the Company. The Company currently has only one independent director, but may seek some in the future. See Item 13, "Certain Relationships and Related Transactions".

Lack of Diversification
       The Company is engaged in only one principal business, involving the development and commercialization of technology to control emissions from internal combustion engines through the manufacturing and marketing of its PFCs and by other products, such as emulsions and urea SCR systems. The Company does not expect to have any material sources of revenues from other than the PFCs in the foreseeable future. An adverse development in the Company's business as a result of competition, technological change, government regulation, or any other factor could have a significantly greater impact than if the Company maintained diverse operations.

Expansion into New Markets
       The Company's strategy is to expand beyond PFCs to other types of emission control products for combustion engines, particularly for NOx control. There can be no assurance that the Company will be successful in manufacturing its PFCs cost-effectively or meet the future demand for emission-reducing fuel additives or NOx control products. Failure to gain market acceptance (either in the engineering or regulatory communities or in the general public) would have a material adverse effect on the Company's business, operating results and financial condition. See "Business --- Markets."

Dependence upon Third Party Technology
       While the PFCs may be used alone for moderate levels of emission control, it is expected that the product will be integrated into other systems using third party technology to achieve higher levels of control. The adoption of the use of PFCs in such systems will depend on the effectiveness of third party technology, the ability of third parties to market their products, and the compatibility of the PFCs and NOx control products with their systems. Failure of these third party systems to gain market acceptance or failure of the PFCs and NOx control products to prove compatible and effective with third party systems could have an adverse effect on the Company's business, operating results, and financial condition. See "Business --- Markets."

Uncertainty of Market Acceptance
       The commercial success of the Company's products will depend upon acceptance by the fuel additive, oil and engine industries, and acceptance by governmental regulatory bodies. This market acceptance will in turn depend upon competitive developments and the Company's ability to demonstrate the efficacy, cost-effectiveness, safety and ease of use of PFCs and NOx control products of the Company. The failure by the Company to receive market acceptance for PFCs and NOx control products would have an adverse effect on the Company's business, operating results and financial condition. See "Business --- Markets."

No Assurance of Necessary Regulatory Approvals
       The Company's products and manufacturing activities are subject to governmental regulation, principally by the EPA and corresponding foreign and state agencies. The EPA administers the CAAA. The Company is subject to the standards and procedures contained in such act and the regulations promulgated thereunder, as well as similar standards, procedures, and regulations of international regulatory authorities, and is subject to inspection by the EPA and other regulatory bodies for compliance with such standards, procedures, and regulations. Failure to receive appropriate approvals or to comply with EPA and similar foreign regulations could result in civil monetary or criminal sanctions, restrictions on or injunction against marketing of the Company's products as well as seizure or recall of the Company's products, or other regulatory actions. PFCs received registration from the EPA to be used as an aftermarket treatment of individual vehicles and in bulk fuel supplies for diesel. CDT has recently received registration status under EPA fuel additive regulations for three additional PFCs with the original PFCs. CDT currently has until May 1997 to submit information regarding the potential health impacts of additive emissions under Federal regulations issued in May 1994 pertaining to all fuel and fuel additives. The Company has received assurance from the U.K. Government that the PFCs are not allergenic and emissions would be below levels causing human toxicity. See "Business --- General."

No Assurance of Protection of Patents and Proprietary Rights
       The Company holds licenses to a number of patents and has patent applications pending. There can be no assurance that pending patent applications will be approved or that the issued patents or pending applications will not be challenged or circumvented by competitors. Certain critical technology incorporated in the Company's products is protected by trademark and trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that the Company will have adequate remedies for disclosure of its trade secrets or violations of its intellectual property rights. See "Business --- Patents; Protection of Proprietary Information."

Platinum Price Volatility
       The cost of platinum will have a direct impact on the future pricing and profitability of PFCs. Although the Company intends to minimize this risk through various purchasing and hedging strategies, there can be no assurance that the Company will be able to do so. A significant increase in the price of platinum could have a material adverse effect on the Company's business, operating results and financial condition.


Dependence on Attracting and Retaining Personnel
       The success of the Company will depend, in large part, on the Company's ability (i) to retain current key personnel, (ii) to attract and retain additional qualified management, scientific and manufacturing personnel, and
(iii) to develop and maintain relationships with research institutions and other outside consultants and luminaries. The loss of key personnel or the inability of the Company to hire or retain qualified personnel, or the failure to assimilate effectively such personnel could have a material adverse effect on the Company's business, operating results and financial condition. See "Business --- Employees."

No Dividends
       The Company has to date not paid dividends on its Common Stock and does not intend to pay any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."


Item 2.  Properties

Facilities
       The Company has leased for administrative purposes 2,900 square feet of office space at 300 Atlantic Street, Stamford, Connecticut effective February 1, 1996 through February 28, 1999. Annual base rent under this lease is $65,250.

Patents and Licenses
       The Company's technology is comprised of patents, patent applications, trade or service marks, data and know-how. This technology is held under two license agreements effective as of October 28, 1994 from Fuel Tech, for use outside the U.S., and from Platinum Plus, Inc., a subsidiary of Fuel Tech, Inc., which is a direct subsidiary of Fuel Tech, for use in the U.S. These agreements, which expire in 2008, each provide the Company with an exclusive license, including the right to sublicense the technology. They provide for running royalties commencing in 1998 of 2.5% of gross revenues derived from the PFCs. The Company may at any time purchase legal title to the technology and terminate the agreements by payment of the aggregate amount of $12,000,000 to the licensors. The agreements require the Company to maintain the technology at its expense. Neither party to either agreement may promote or sell within the defined territory of each agreement any other metallic fuel additive competitive with the defined technology. Either party to either agreement may terminate such agreement upon a material breach of the other party which remains uncured for 45 days after notice. A material breach of the Company would include failure to render payments when due or the bankruptcy or insolvency of the Company.

       The Company has, under its exclusive license from Fuel Tech, nine U.S. and sixteen foreign patents for PFCs. Fourteen patent applications are also pending in the U.S. and sixty foreign applications are pending, including five applications filed under the patent cooperation treaty. The key aspect of these patents, which were filed for diesel and gasoline applications and have claims concerning platinum group metals compositions, manufacturing methods and applications, is the protection of the platinum group metal compounds which are soluble and stable in the fuel and actively catalyze the combustion of the fuel.


Item 3.  Legal Proceedings
       The Company is not involved in legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders
       During the fourth quarter of 1996, no matters were submitted to a vote of the Company's security holders.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       Information required by this Item is set forth under the caption "Stockholder Information" on the inside back cover of the Annual Report and is incorporated by reference herein. The Company's Common Stock became first publicly traded on December 26, 1995.


Item 6.  Selected Financial Data

       Information required by this Item is set forth under the caption "Selected Financial Data" on page 8 of the Annual Report and is incorporated by reference herein.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Information required by this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 6 of the Annual Report and is incorporated by reference herein.


Item 8.  Financial Statements

       Information required by this Item is set forth on pages 9 through 18 of the Annual Report and is incorporated by reference herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.


                                    Part III

Item 10. Directors and Executive Officers of the Registrant

       Information regarding directors and executive officers of the Company will be set forth under the captions "Election of Directors," and "Directors and Executive Officers of the Company" in the Company's proxy statement related to the 1997 annual meeting of stockholders (the "Proxy Statement") and is incorporated by reference herein.


Item 11. Executive Compensation

       Information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated by reference herein excluding, however, the information under the captions "Report of the Board of Directors on Executive Compensation" and "Performance Graph" which is not incorporated by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

       Information required by this item will be set forth under the caption "Principal Stockholders and Stock Ownership of Management" in the Proxy Statement and is incorporated by reference herein.


Item 13. Certain Relationships and Related Transactions

       Information required by this item will be set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated by reference herein.

                                     Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a).   (1) Financial Statements
       The Financial Statements required by Part II, Item 8 of Form 10-K are included in the Annual Report, pages 9 through 18 and are incorporated by reference herein.

       (2)  Financial Statement Schedules
       Schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the Financial Statements or the notes thereto.

       (3)  Exhibits

             EXHIBIT NO.   TITLE                                                                                   Page No.
             ------- ---   -----                                                                                   --------
                     *3(i)    Certificate of Incorporation, as amended.
                     *3(ii)   By-Laws.
                     *4a      Specimen Stock Certificate.
                    *10b      License Agreement between Fuel Tech and the
                                 Company, effective October 28, 1994.
                    *10c      License Agreement between the Company and Platinum
                                 Plus, Inc., effective October 28, 1994.
                   **10d      The Company's 1994 Incentive Plan, as amended
                                 through August 8, 1996.
                 ****10e      Management Services Agreement between the Company,
                                 Fuel Tech, Inc. and Fuel Tech, dated as of June 1, 1996.
                    *10f      Memorandum of Understanding between the Company and
                                 Anglo American Platinum Corporation Ltd., dated August 15, 1995.
                    *10g      Promissory Note of the Company to Fuel Tech, dated July 1, 1995.
                  ***10h      Office Premises Lease of January 26, 1996.
                   **10i      Registration Rights Agreement between the Company and Fuel Tech of March 17, 1997.
                    *14       Material Foreign Patents (filed with Exhibit 10b).
                   **19       Annual Report of the Company to Stockholders for the year 1996.
                   **23.1     Consent of Auditors, Ernst & Young LLP, dated March 28, 1997.
-------------

     * Previously filed as Exhibit to Registration Statement on Form S-1 of August 16, 1995, No. 33-95840 and incorporated by reference herein.
    ** Filed herewith.
   *** Previously filed as an Exhibit to Form 10-K for the year ended December
       31, 1995, and incorporated by reference herein.
  **** Previously  filed as an Exhibit to Form 10-Q for the quarter ended
       September 30, 1996, and incorporated by reference herein.

(b).  Reports on Form 8-K

       No reports on Form 8-K were filed by the Company for the fourth quarter of 1996.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CLEAN DIESEL TECHNOLOGIES, INC.



        March 28, 1997                   By:   /s/ Jeremy D. Peter-Hoblyn
      ------------------                       --------------------------
            Date                               Jeremy D. Peter-Hoblyn
                                               Chief Executive Officer,
                                               President and Director


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the dates indicated.


     /s/ Ralph E. Bailey           Director and Chairman of the Board of Directors      March 28, 1997
     -------------------------
         Ralph E. Bailey


     /s/ Jeremy D. Peter-Hoblyn    Chief Executive Officer, President and Director      March 28, 1997
     -------------------------     (principal executive officer)
         Jeremy D. Peter-Hoblyn


     /s/ Scott M. Schecter         Chief Financial Officer, Vice President and          March 28, 1997
     -------------------------     Treasurer (principal financial and accounting
         Scott M. Schecter         officer)


     /s/ James M. Valentine        Director, Chief Operating Officer, and               March 28, 1997
     -------------------------     Executive Vice President
         James M. Valentine


     /s/ Kent D. S. Durr           Director                                             March 28, 1997
     -------------------------
         Kent D. S. Durr


     /s/ John A. de Havilland      Director                                             March 28, 1997
     -------------------------
         John A. de Havilland


     /s/ Charles W. Grinnell       Director, Vice President and Corporate Secretary     March 28, 1997
     -------------------------
         Charles W. Grinnell