Form 10-K/A
period 1996-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 1997-05-05
CIK 949428

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                               Amendment No. 1 to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of March 18, 1997:
$10,695,830.

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

                                     Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a). (3)  Exhibits


          EXHIBIT NO.   TITLE
          ------- ---   -----


              27        Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this Amendment No. 1 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CLEAN DIESEL TECHNOLOGIES, INC.



          May 5, 1997                   By:   /s/ Jeremy D. Peter-Hoblyn
      ------------------                       --------------------------
            Date                               Jeremy D. Peter-Hoblyn
                                               Chief Executive Officer,
                                               President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Report on Form 10-K has been duly signed below by the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the dates indicated.


     /s/ Ralph E. Bailey           Director and Chairman of the Board of Directors      May 5, 1997
     -------------------------
         Ralph E. Bailey


     /s/ Jeremy D. Peter-Hoblyn    Chief Executive Officer, President and Director      May 5, 1997
     -------------------------     (principal executive officer)
         Jeremy D. Peter-Hoblyn


     /s/ Scott M. Schecter         Chief Financial Officer, Vice President and          May 5, 1997
     -------------------------     Treasurer (principal financial and accounting
         Scott M. Schecter         officer)


     /s/ James M. Valentine        Director, Chief Operating Officer, and               May 5, 1997
     -------------------------     Executive Vice President
         James M. Valentine


     /s/ Kent D. S. Durr           Director                                             May 5, 1997
     -------------------------
         Kent D. S. Durr


     /s/ John A. de Havilland      Director                                             May 5, 1997
     -------------------------
         John A. de Havilland


     /s/ Charles W. Grinnell       Director, Vice President and Corporate Secretary     May 5, 1997
     -------------------------
         Charles W. Grinnell