Form 10-Q
period 1997-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 1997-05-13
CIK 949428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

         Commission file number:      0-27432
                                      -------

                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                                06-1393453
         --------                                                ----------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                                      06901-3522
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


                            Yes  [X]     No   [ ]

As of May 13, 1997, there were outstanding 2,516,666 shares of Common Stock, par value $0.05 per share, of the registrant.


    ========================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 Form 10-Q for the Quarter Ended March 31, 1997

                                      INDEX

                                                                                           Page
                                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets as of March 31, 1997                                        1
                  and December 31, 1996

                  Statements of Operations for the Three                                     2
                  Months Ended March 31, 1997 and 1996
                  and for the Period from January 1, 1992
                  through March 31, 1997

                  Statements of Cash Flows for the Three                                     3
                  Months Ended March 31, 1997 and 1996
                  and for the Period from January 1, 1992
                  through March 31, 1997

                  Note to Financial Statements                                               4

Item 2.           Management's Discussion and Analysis of                                    6
                  Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                          8
Item 2.           Changes in Securities                                                      8
Item 3.           Defaults on Senior Securities                                              8
Item 4.           Submission of Matters to a Vote of Security Holders                        8
Item 5.           Other Information                                                          8
Item 6.           Exhibits and Reports on Form 8-K                                           8


SIGNATURES


Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                               March 31,            December 31,
                                                                 1997                   1996
                                                             ------------           -----------
                                                             (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                    $  1,943,000           $ 3,270,000
Short-term investments                                          2,029,000             2,000,000
Inventories                                                       118,000               103,000
Other current assets                                              303,000               222,000
                                                             ------------           -----------

Total current assets                                            4,393,000             5,595,000

Other assets                                                       81,000                82,000
                                                             ------------           -----------

Total assets                                                 $  4,474,000           $ 5,677,000
                                                             ============           ===========


Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses                        $    716,000           $   741,000
Loan payable to Fuel-Tech N.V.                                    495,000               745,000
                                                             ------------           -----------


Total current liabilities                                       1,211,000             1,486,000


Stockholders' equity:
Preferred stock, par value $.05 per share, authorized
   100,000 shares, no shares issued and outstanding                    --                    --
Common stock, par value $.05 per share, authorized
   5,000,000 shares, issued and outstanding
   2,516,666 and 2,500,000 shares                                 126,000               125,000
Additional paid-in capital                                     11,187,000            11,155,000
Deficit accumulated during development stage                   (8,050,000)           (7,089,000)
                                                             ------------           -----------

Total stockholders' equity                                      3,263,000             4,191,000
                                                             ------------           -----------

Total liabilities and stockholders' equity                   $  4,474,000          $  5,677,000
                                                             ============          ============

See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                           Period from
                                                          Three Months Ended             January 1, 1992
                                                                March 31                     through
                                                       1997              1996             March 31, 1997
                                                   -----------       -----------          --------------

Sales                                              $    40,000       $        --          $     40,000

Costs and expenses:
Cost of sales                                           23,000                --                23,000
General and administrative                             496,000           457,000             3,808,000
Research and development                               457,000           224,000             3,789,000
Patent filing and maintenance                           75,000            56,000               776,000
                                                   -----------       -----------           -----------

Loss from operations                                 1,011,000           737,000             8,356,000
Interest income                                        (64,000)         (116,000)             (480,000)
Interest expense to Fuel-Tech N.V.                      14,000            15,000               174,000
                                                   -----------       -----------           -----------

Net loss during development stage                  $   961,000       $   636,000          $  8,050,000
                                                   ===========       ===========          ============

Net loss per common share                          $      0.38       $      0.25                   N/A
                                                   ===========       ===========          ============

Average number of common shares
  outstanding                                        2,512,000         2,500,000                   N/A
                                                   ===========       ===========          ============


See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Period from
                                                                      Three Months Ended          January 1, 1992
                                                                           March 31                  through
                                                                   1997              1996          March 31, 1997
                                                                ----------       -----------       --------------

Operating activities
Net loss                                                        $ (961,000)      $  (636,000)        $(8,050,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation                                                      6,000             2,000              18,000
   Issuance of stock purchase warrants                              30,000                --              60,000
   Changes in operating assets and liabilities:
     Inventories                                                   (15,000)          (28,000)           (118,000)
     Other current assets                                          (81,000)          (76,000)           (303,000)
     Accounts payable and accrued expenses                         (25,000)          (57,000)            716,000
     Other assets                                                       --           (18,000)            (18,000)
     Due to Fuel-Tech N.V.                                              --           381,000                  --
                                                                ----------       -----------         -----------
Net cash used in operating activities                           (1,046,000)         (432,000)         (7,695,000)
                                                                ----------       -----------         -----------

Financing activities
Proceeds from Rights Offering, net of
  $630,000 of brokerage commissions
  in 1995                                                               --         2,018,000          11,156,000
Expenses of Rights Offering                                             --                --            (425,000)
Repayment of expenses of Rights Offering
   paid by Fuel-Tech N.V.                                               --                --            (200,000)
Issuance of common stock to parent                                      --                --             250,000
Net parent company investment                                           --                --             469,000
Proceeds of loan from Fuel-Tech N.V.                                    --                --           2,874,000
Repayment of loan to Fuel-Tech N.V.                               (250,000)               --          (2,379,000)
Proceeds from exercise of stock options                              3,000                --               3,000
                                                                ----------       -----------         -----------

Net cash (used in) provided from financing activities             (247,000)        2,018,000          11,748,000
                                                                ----------       -----------         -----------

Investing activities
Purchase of short-term investments                                      --                --          (2,000,000)
Accrued interest on short-term investments                         (29,000)               --             (29,000)
Purchase of fixed assets                                            (5,000)          (20,000)            (81,000)
                                                                ----------       -----------         -----------
Net cash used in investing activities                              (34,000)          (20,000)         (2,110,000)

Net (decrease) increase in cash
   and cash equivalents                                         (1,327,000)        1,566,000           1,943,000
Cash and cash equivalents at beginning
   of period                                                     3,270,000         6,848,000                  --
                                                                ----------       -----------         -----------

Cash and cash equivalents at
   end of period                                                $1,943,000       $ 8,414,000         $ 1,943,000
                                                                ==========       ===========         ===========

See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)


BASIS OF PRESENTATION

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         Clean Diesel Technologies, Inc. ("CDT" or the "Company") is a development stage enterprise and its efforts from January 1, 1992 through March 31, 1997 have been devoted to the research and development of a platinum fuel catalyst ("PFC") for internal combustion engines and NOx reduction systems for diesel engines, some of which are licensed to the Company by Fuel Tech. There were no material activities related to the Company's business prior to 1992.

         The Company's PFC technology will require additional research and development testing to determine its commercial viability. The Company's management believes that the Company has adequate capital to fund its operations through March 31, 1998 but that additional financing will be required in the future to commercialize its technologies.

         In 1996 and 1997 net loss per common share is based on the average number of shares of common stock outstanding during each period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company as of December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced with basic earnings per share. In computing basic earnings per share the dilutive effect of stock options will be excluded. The impact of Statement 128 on the computation of primary earnings per share (to be replaced with basic earnings per share) and fully diluted earnings per share is not expected to be material.

SHORT-TERM INVESTMENTS

         In June, 1996, the Company purchased a discount note of the United States Federal Home Loan Bank. The note matures in June, 1997, and has a yield to maturity of 5.84%. The Company intends to hold this investment until its maturity.

INVENTORIES

         Inventories are stated at the lower of cost or market and consist of finished product.

WARRANTS TO PURCHASE COMMON SHARES

         In March 1997, in consideration of his undertaking to assist the Company in obtaining sources of permanent financing, the Company granted a director of the Company a warrant to purchase 25,000 shares of the Company's Common Stock for $10.00 per share, a 142% premium over fair value. The warrant expires on March 17, 2004. Included in the Company's Statement of Operations for the three months ended March 31, 1997 is $30,000 of expense related to the grant of this warrant.

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


RESULTS OF OPERATIONS

         Sales and Cost of Sales for the first quarter of 1997 related to the Company's first commercial sale.

         General and administrative expenses increased to $496,000 in the first quarter of 1997 from $457,000 in the first quarter of 1996. The increase was due to a small increase in administrative personnel, management being associated with the Company on a full-time basis, and the lease of the Company's separate office for the entire first quarter of 1997.

         Research and development expenses for the first quarter of 1997 increased to $457,000 from $224,000 in the first quarter of 1996. In the 1997 period, the Company completed the testing on its PFC for gasoline-fueled vehicles in conjunction with Holt Lloyd International Ltd., performed additional engine testing on its PFC as required by the EPA of all fuel additives, and funded the development and testing of certain NOx control technologies. Additionally, the first quarter of 1997 included payroll and related expenses of three senior technical employees hired during the last nine months of 1996.

         Patent filing and maintenance expenses were $75,000 in the first quarter of 1997, and $56,000 in the first quarter of 1996. The increase in the first quarter of 1997 was due in part to the preparation and filing of new patent applications, both in the United States and overseas.

         Interest income decreased to $64,000 in the first quarter of 1997 from $116,000 in the first quarter of 1996. The decrease was due to lower cash balances in the first quarter of 1997 versus 1996.


LIQUIDITY AND SOURCES OF CAPITAL

         The Company is a development stage company and has incurred losses since inception aggregating $8,050,000 at March 31, 1997. The Company expects to incur losses through the foreseeable future as it further pursues its research and development efforts and the commercialization of its products. In December 1995, the Company raised approximately $10.5 million, net of offering expenses and broker dealer commissions of approximately $1.3 million, through a Rights Offering of its shares by Fuel Tech. Approximately $2 million of this amount was received in January, 1996.

         Total cash, cash equivalents and short-term investments were approximately $4.0 million and $5.3 million at March 31, 1997 and December 31, 1996, respectively. Working capital at March 31, 1997 was approximately $3.2 million, a decrease of approximately $900,000 from December 31, 1996. The decrease in cash, cash equivalents, short-term investments and working capital was the result of funds used to fund the Company's operations in the first three months of 1997.


         The Company believes that it has sufficient cash balances to fund its requirements through March 31, 1998. The Company will, however, require additional financing in the future, and expects to meet its future cash needs through private placements or a secondary offering of its shares. The amount management seeks to raise will depend on the Company's stock price, market conditions, and the status of the development and commercialization of the Company's technologies. However, there is no guarantee that the Company will be able to raise such capital on terms satisfactory to the Company.

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



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date:  May 13, 1997            By:  /s/Jeremy D. Peter-Hoblyn
                                    ------------------------------------------
                                    Jeremy D. Peter-Hoblyn
                                    President and Chief Executive Officer



Date:  May 13, 1997            By:  /s/Scott M. Schecter
                                    ------------------------------------------
                                    Scott M. Schecter
                                    Vice President and Chief Financial Officer