Form 10-Q
period 1997-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 1997-08-14
CIK 949428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to
                                        ------    ------

         Commission file number:      0-27432


                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                     06-1393453
------------------------                          -------------------
(State of Incorporation)                           (I.R.S. Employer
                                                  Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                                    06901-3522
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


                                  Yes    X    No
                                      -------    --------


As of August 12, 1997, there were outstanding 2,516,666 shares of Common Stock, par value $0.05 per share, of the registrant.


===============================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                  Form 10-Q for the Quarter Ended June 30, 1997

                                      INDEX

                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets as of June 30, 1997                         1
                  and December 31, 1996

                  Statements of Operations for the Three and                 2
                  Six Months Ended June 30, 1997 and 1996
                  and for the Period from January 1, 1992
                  through June 30, 1997

                  Statements of Cash Flows for the Six                       3
                  Months Ended June 30, 1997 and 1996
                  and for the Period from January 1, 1992
                  through June 30, 1997

                  Note to Financial Statements                               4

Item 2.           Management's Discussion and Analysis of                    6
                  Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                          8
Item 2.           Changes in Securities                                      8
Item 3.           Defaults on Senior Securities                              8
Item 4.           Submission of Matters to a Vote of Security Holders        8
Item 5.           Other Information                                          8
Item 6.           Exhibits and Reports on Form 8-K                           8


SIGNATURES

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements



                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                                 BALANCE SHEETS


                                                              June 30,      December 31,
                                                                 1997           1996
                                                            ------------    ------------
                                                             (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                   $  3,053,000    $  3,270,000
Short-term investments                                              --         2,000,000
Inventories                                                       97,000         103,000
Other current assets                                             249,000         222,000
                                                            ------------    ------------

Total current assets                                           3,399,000       5,595,000

Other assets                                                      75,000          82,000
                                                            ------------    ------------

Total assets                                                $  3,474,000    $  5,677,000
                                                            ============    ============


Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses                       $    870,000    $    741,000
Loan payable to Fuel-Tech N.V                                    495,000         745,000
                                                            ------------    ------------

Total current liabilities                                      1,365,000       1,486,000

Stockholders' equity:
Preferred stock, par value $.05 per share, authorized
   100,000 shares, no shares issued and outstanding                 --              --
Common stock, par value $.05 per share, authorized
   5,000,000 shares, issued and outstanding
   2,516,666 and 2,500,000 shares                                126,000         125,000
Additional paid-in capital                                    11,187,000      11,155,000
Deficit accumulated during development stage                  (9,204,000)     (7,089,000)
                                                            ------------    ------------

Total stockholders' equity                                     2,109,000       4,191,000
                                                            ------------    ------------

Total liabilities and stockholders' equity                  $  3,474,000    $  5,677,000
                                                            ============    ============


See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                    Period from
                                       Three Months Ended                Six Months Ended         January 1, 1992
                                              June 30                        June 30                 through
                                          1997           1996          1997           1996         June 30, 1997
                                     -----------    -----------    -----------    -----------    -----------------

Sales                                $    40,000    $      --      $    80,000    $      --         $    80,000

Costs and expenses:
Cost of sales                             23,000           --           46,000           --              46,000
General and administrative               462,000        492,000        958,000        950,000         4,270,000
Research and development                 706,000        352,000      1,162,000        576,000         4,494,000
Patent filing and maintenance             40,000         34,000        115,000         90,000           816,000
                                     -----------    -----------    -----------    -----------       -----------


Loss from operations                   1,191,000        878,000      2,201,000      1,616,000         9,546,000
Interest income                          (46,000)      (100,000)      (110,000)      (216,000)         (526,000)
Interest expense to Fuel-Tech N.V          9,000         15,000         24,000         30,000           184,000
                                     -----------    -----------    -----------    -----------       -----------

Net loss during development
   stage                             $ 1,154,000    $   793,000    $ 2,115,000    $ 1,430,000       $ 9,204,000
                                     ===========    ===========    ===========    ===========       ===========

Net loss per common share            $      0.46    $      0.32    $      0.84    $     0.57                N/A
                                     ===========    ===========    ===========    ===========       ===========

Average number of common
   shares outstanding                  2,517,000      2,500,000      2,514,000      2,500,000               N/A
                                     ===========    ===========    ===========    ===========       ===========



See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Period from
                                                       Six Months Ended          January 1, 1992
                                                            June 30                  through
                                                      1997           1996         June 30, 1997
                                                  ------------    ------------   --------------
Operating activities
Net loss                                          $ (2,115,000)   $ (1,430,000)   $ (9,204,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation                                         12,000           4,000          24,000
   Issuance of stock purchase warrants                  30,000            --            60,000
   Changes in operating assets and liabilities:
      Inventories                                        6,000         (27,000)        (97,000)
      Other current assets                             (27,000)        (78,000)       (249,000)
      Accounts payable and accrued expenses            129,000          (6,000)        870,000
      Other assets                                        --           (18,000)        (18,000)
      Due to Fuel-Tech N.V                                --            30,000            --
                                                  ------------    ------------    ------------

Net cash used in operating activities               (1,965,000)     (1,525,000)     (8,614,000)
                                                  ------------    ------------    ------------

Financing activities
Proceeds from Rights Offering, net of
   $630,000 of brokerage commissions
   in 1995                                                --         2,018,000      11,156,000
Expenses of Rights Offering                               --              --          (425,000)
Repayment of expenses of Rights Offering
   paid by Fuel-Tech N.V                                  --              --          (200,000)
Issuance of common stock to parent                        --              --           250,000
Net parent company investment                             --              --           469,000
Proceeds of loan from Fuel-Tech N.V                       --              --         2,874,000
Repayment of loan to Fuel-Tech N.V                    (250,000)           --        (2,379,000)
Proceeds from exercise of stock options                  3,000            --             3,000
                                                  ------------    ------------    ------------
Net cash (used in) provided from financing
   activities                                         (247,000)      2,018,000      11,748,000
                                                  ------------    ------------    ------------

Investing activities
(Purchase) sale of short-term investments            2,000,000      (2,000,000)           --
Purchase of fixed assets                                (5,000)        (45,000)        (81,000)
                                                  ------------    ------------    ------------
Net cash (used in) provided from investing
   activities                                        1,995,000      (2,045,000)        (81,000)
                                                  ------------    ------------    ------------

Net increase (decrease) in cash and
   cash equivalents                                   (217,000)     (1,552,000)      3,053,000
Cash and cash equivalents at beginning
   of period                                         3,270,000       6,848,000            --
                                                  ------------    ------------    ------------

Cash and cash equivalents at
   end of period                                  $  3,053,000    $  5,296,000    $  3,053,000
                                                  ============    ============    ============


See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)


Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Clean Diesel Technologies, Inc. ("CDT" or the "Company") is a development-stage enterprise and its efforts from January 1, 1992 through June 30, 1997 have been devoted to the research and development of a platinum fuel catalyst ("PFC") for internal combustion engines and nitrogen oxide ("NOx") reduction systems for diesel engines. Some of the technology related to the PFC is licensed to the Company by Fuel Tech. There were no material activities related to the Company's business prior to 1992.

         The Company's technologies will require additional research and development testing to determine their commercial viability. The Company's management believes that the Company has adequate capital to fund its operations through March 31, 1998 but that additional financing will be required in the future to commercialize its technologies.

Earnings Per Share

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

Short-Term Investments

         In June 1996, the Company purchased, at a discount, a note issued by the United States Federal Home Loan Bank, which matured in June 1997. The note was held until its maturity date, and had a yield to maturity of 5.84%.

Inventories

         Inventories are stated at the lower of cost or market and consist of finished product.

Warrant to Purchase Common Shares

         In March 1997, in consideration of his undertaking to assist the Company in obtaining sources of permanent financing, the Company granted a director of the Company a warrant to purchase 25,000 shares of the Company's Common Stock for $10.00 per share, a 142% premium over fair value. The warrant expires on March 17, 2004. Included in the Company's Statement of Operations for the six months ended June 30, 1997 is $30,000 of expense related to the grant of this warrant.

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


Results of Operations

         Sales and Cost of Sales for the second quarter and first six months of 1997 related to the Company's commercial sales to Holt Lloyd International Ltd., its strategic marketing partner.

         General and administrative expenses ("G&A") decreased to $462,000 in the second quarter of 1997 from $492,000 in the second quarter of 1996. The decrease was the result of efficiencies achieved through the Company's establishment of its own administrative structure in the second half of 1996. Additionally, the Company incurred higher recruitment costs in 1996 as it increased its operations and staff. G&A for the first six months of 1997 remained relatively flat, increasing to $958,000 from $950,000 in the same year-earlier period.

         Research and development expenses for the second quarter and first six months of 1997 increased to $706,000 and $1,162,000, respectively, from $352,000 and $576,000 during the respective comparable periods in 1996. The increase was primarily due to the addition of three senior technical employees in 1996 who were employed for the entire first six months of 1997 and expenditures relating to various test programs. The programs included the use of the Company's platinum fuel catalyst ("PFC") in gasoline and diesel vehicles, testing of nitrogen oxide ("NOx") control technologies in conjunction with Engelhard and Nalco Fuel Tech, and engine testing of the PFC as required to maintain registration with the U.S. EPA. Some of the programs relating to the PFC and NOx control work are being done in collaboration with a major U.S. diesel engine manufacturer.

         Patent filing and maintenance expenses were $40,000 and $115,000 in the second quarter and first six months of 1997, respectively, and $34,000 and $90,000 during the respective comparable periods in 1996. The increase was due in part to the preparation and filing of new patent applications, both in the United States and overseas.

         Interest income, net, deceased to $37,000 and $86,000 in the second quarter and first six months of 1997, respectively, from $85,000 and $186,000 during the respective comparable periods in 1996. The decrease was due to lower cash balances in the first six months of 1997 versus 1996.

Liquidity and Sources of Capital

         The Company is a development-stage company and has incurred losses since inception aggregating $9,204,000 at June 30, 1997. The Company expects to incur losses through the foreseeable future as it further pursues its research and development efforts and the commercialization of its products. In December 1995, the Company raised approximately $10.5 million, net of offering expenses and broker dealer commissions of approximately $1.3 million, through a Rights Offering of its shares by Fuel Tech. Approximately $2 million of this amount was received in January 1996.

         Total cash, cash equivalents and short-term investments were approximately $3.1 million and $5.3 million at June 30, 1997 and December 31, 1996, respectively. Working capital at June 30, 1997 was approximately $2.0 million, a decrease of approximately $2.1 million from December 31, 1996. The decrease in cash, cash equivalents, short-term investments and working capital was the result of funds used to fund the Company's operations in the first six months of 1997.

         The Company believes that it has sufficient cash balances to fund its requirements through March 31, 1998. The Company will, however, require additional financing in the future, and expects to meet its future cash needs through the private placement or secondary offering of its shares. The amount management seeks to raise will depend on the Company's stock price, market conditions, and the status of the development and commercialization of the Company's technologies. However, there is no guarantee that the Company will be able to raise such capital on terms satisfactory to the Company.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults on Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of the Company was held on June 11, 1997 at which were present in person or by proxy 1,412,959 shares of Common Stock of the Company.

                  The proposal to elect six directors was approved by a vote of a majority of those present and voting, and, specifically with respect to each individual nominee, as follows:

           Name                            Votes Cast         Votes For          Votes Withheld
           ----                            -----------        ---------          --------------
           Ralph E. Bailey                 1,412,959          1,410,838             2,121
           Kent D.S. Durr                  1,412,959          1,410,988             1,971
           John A. de Havilland            1,412,959          1,410,988             1,971
           Charles W. Grinnell             1,412,959          1,410,988             1,971
           Jeremy D. Peter-Hoblyn          1,412,959          1,410,988             1,971
           James M. Valentine              1,412,959          1,410,988             1,971

                  The appointment of Ernst & Young LLP as independent auditors of the Company for the year 1997 was approved by a vote of 1,409,462 shares in favor, 3,497 shares against, and no shares abstaining.

                  The amendment of the Company's 1994 Incentive Plan (the "Plan") to provide that a number of shares equal to 17.5% rather than 12.5% of the outstanding shares of the Company's Common Stock would be available for the grant of awards under the Plan was approved by a vote of 1,377,632 shares in favor, 27,675 shares against, no shares abstaining, and 7,652 shares representing broker no-votes.


Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           a.     Exhibits
                  None

           b.     Reports on Form 8-K
                  None

                         CLEAN DIESEL TECHNOLOGIES, INC.
                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CLEAN DIESEL TECHNOLOGIES, INC.



Date:  August 13, 1997               By:  /s/ Jeremy D. Peter-Hoblyn
                                          -------------------------
                                          Jeremy D. Peter-Hoblyn
                                          President and Chief Executive Officer



Date:  August 13, 1997               By:  /s/ Scott M. Schecter
                                          --------------------
                                          Scott M. Schecter
                                          Vice President and
                                            Chief Financial Officer