Form 10-Q
period 1997-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 1997-11-13
CIK 949428

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to
                                        ------    ------
         Commission file number:      0-27432
                                --------------------

                        CLEAN DIESEL TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                      06-1393453
------------------------                            -------------------
(State of Incorporation)                             (I.R.S. Employer
                                                    Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                                  06901-3522
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

As of November 13, 1997, there were outstanding 2,516,666 shares of Common Stock, par value $0.05 per share, of the registrant.


===============================================================================

                        CLEAN DIESEL TECHNOLOGIES, INC.
                         (A Development-Stage Company)
              Form 10-Q for the Quarter Ended September 30, 1997

                                     INDEX

                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets as of September 30, 1997                  1
                  and December 31, 1996

                  Statements of Operations for the Three and               2
                  Nine Months Ended September 30, 1997 and 1996
                  and for the Period from January 1, 1992
                  through September 30, 1997

                  Statements of Cash Flows for the Nine                    3
                  Months Ended September 30, 1997 and 1996
                  and for the Period from January 1, 1992
                  through September 30, 1997

                  Note to Financial Statements                             4

Item 2.           Management's Discussion and Analysis of                  6
                  Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                        8
Item 2.           Changes in Securities                                    8
Item 3.           Defaults on Senior Securities                            8
Item 4.           Submission of Matters to a Vote of Security Holders      8
Item 5.           Other Information                                        8
Item 6.           Exhibits and Reports on Form 8-K                         8


SIGNATURES

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements



                        CLEAN DIESEL TECHNOLOGIES, INC.
                         (A Development-Stage Company)
                                BALANCE SHEETS


                                                            September 30,         December 31,
                                                                1997                  1996
                                                            -------------         -------------
                                                             (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                    $  1,952,000         $   3,270,000
Short-term investments                                                 --             2,000,000
Inventories                                                       268,000               103,000
Other current assets                                              240,000               222,000
                                                             ------------         -------------

Total current assets                                            2,460,000             5,595,000

Other assets                                                       71,000                82,000
                                                             ------------         -------------

Total assets                                                 $  2,531,000          $  5,677,000
                                                             ============          ============


Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses                        $    813,000         $     741,000
Loan payable to Fuel-Tech N.V.                                    495,000               745,000
                                                             ------------         -------------

Total current liabilities                                       1,308,000             1,486,000

Stockholders' equity:
Preferred stock, par value $.05 per share, authorized
   100,000 shares, no shares issued and outstanding                    --                    --
Common stock, par value $.05 per share, authorized
   5,000,000 shares, issued and outstanding
   2,516,666 and 2,500,000 shares                                 126,000               125,000
Additional paid-in capital                                     11,187,000            11,155,000
Deficit accumulated during development stage                  (10,090,000)           (7,089,000)
                                                             ------------         -------------

Total stockholders' equity                                      1,223,000             4,191,000
                                                             ------------         -------------

Total liabilities and stockholders' equity                   $  2,531,000         $   5,677,000
                                                             ============         =============

See note to financial statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.
                         (A Development-Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                   Three Months Ended            Nine Months Ended            Period from
                                      September 30                 September 30              January 1, 1992
                                 -----------------------    -------------------------            through
                                     1997          1996         1997             1996       September 30, 1997
                                 ----------    ---------    -----------   --------------    ------------------
Sales                            $   80,000     $     --    $   160,000    $       --          $    160,000

Costs and expenses:
Cost of sales                        45,000           --         91,000            --                91,000
General and administrative          350,000      447,000      1,309,000     1,398,000             4,621,000
Research and development            551,000      496,000      1,713,000     1,072,000             5,045,000
Patent filing and maintenance        43,000       41,000        158,000       131,000               859,000
                                 ----------     --------    -----------    ----------          ------------

Loss from operations                909,000      984,000      3,111,000     2,601,000            10,456,000
Interest income                     (34,000)     (87,000)      (144,000)     (303,000)             (560,000)
Interest expense to
   Fuel-Tech N.V.                    10,000       15,000         34,000        44,000               194,000
                                 ----------     --------    -----------    ----------          ------------

Net loss during development
   stage                         $  885,000     $912,000    $ 3,001,000    $2,342,000          $ 10,090,000
                                 ==========     ========    ===========    ==========          ============

Net loss per common share        $     0.35     $   0.36    $      1.19    $     0.94                   N/A
                                 ==========     ========    ===========    ==========          ============

Average number of common
   shares outstanding             2,517,000    2,500,000      2,515,000     2,500,000                   N/A
                                 ==========     ========    ===========    ==========          ============

See note to financial statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.
                         (A Development-Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Nine Months Ended                Period from
                                                             September 30                  January 1, 1992
                                                    -------------------------------            through
                                                          1997             1996           September 30, 1997
                                                    ---------------   -------------      -------------------
Operating activities
Net loss                                              $(3,001,000)      $(2,342,000)          $(10,090,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation                                            18,000             7,000                 30,000
   Issuance of stock purchase warrants                     30,000                --                 60,000
   Changes in operating assets and liabilities:
     Inventories                                         (165,000)          (91,000)              (268,000)
     Other current assets                                 (18,000)         (130,000)              (240,000)
     Accounts payable and accrued expenses                 72,000           109,000                813,000
     Other assets                                              --           (19,000)               (18,000)
     Due to Fuel-Tech N.V.                                     --             2,000                     --
                                                      -----------       -----------           ------------

Net cash used in operating activities                  (3,064,000)       (2,464,000)            (9,713,000)
                                                      -----------       -----------           ------------

Financing activities
Proceeds from Rights Offering, net
   of $630,000 of brokerage commissions
   in 1995                                                     --         2,018,000             11,156,000
Expenses of Rights Offering                                    --                --               (425,000)
Repayment of expenses of Rights Offering
   paid by Fuel-Tech N.V.                                      --                --               (200,000)
Issuance of common stock to parent                             --                --                250,000
Net parent company investment                                  --                --                469,000
Proceeds of loan from Fuel-Tech N.V.                           --                --              2,874,000
Repayment of loan to Fuel-Tech N.V.                      (250,000)               --             (2,379,000)
Proceeds from exercise of stock options                     3,000                --                  3,000
                                                      -----------       -----------           ------------
Net cash (used in) provided by
   financing activities                                  (247,000)        2,018,000             11,748,000
                                                      -----------       -----------           ------------

Investing activities
(Purchase) sale of short-term investments               2,000,000        (2,000,000)                    --
Purchase of fixed assets                                   (7,000)          (67,000)               (83,000)
                                                      -----------       -----------           ------------
Net cash provided by (used in)
   investing activities                                 1,993,000        (2,067,000)               (83,000)
                                                      -----------       -----------           ------------

Net (decrease) increase in cash
  and cash equivalents                                 (1,318,000)       (2,513,000)             1,952,000
Cash and cash equivalents at beginning
   of period                                            3,270,000         6,848,000                     --
                                                      -----------       -----------           ------------

Cash and cash equivalents at
  end of period                                       $ 1,952,000       $ 4,335,000           $  1,952,000
                                                      ===========       ===========           ============

See note to financial statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.
                         (A Development-Stage Company)
                         NOTE TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (Unaudited)


Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Clean Diesel Technologies, Inc.'s ("CDT" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1996.

         The Company is a development-stage company and its efforts from January 1, 1992 through September 30, 1997 have been devoted to the research and development of a platinum fuel catalyst ("PFC") for internal combustion engines and nitrogen oxide ("NOx") reduction systems for diesel engines. Some of the technology related to the PFC is licensed to the Company by Fuel Tech. There were no material activities related to the Company's business prior to 1992.

         The Company's technologies will require additional research and development testing to determine their commercial viability. The Company's management believes that the Company has adequate capital to fund its operations through March 31, 1998 but that additional financing will be required. For further information, refer to Item 2 "Liquidity and Sources of Capital".

Earnings Per Share

         In 1996 and 1997, net loss per common share is based on the average number of shares of common stock outstanding during each period. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

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

Warrant to Purchase Common Shares

         In March 1997, in consideration of his undertaking to assist the Company in obtaining sources of permanent financing, the Company granted a director of the Company a warrant to purchase 25,000 shares of the Company's Common Stock for $10.00 per share, a 142% premium over fair value. The warrant expires on March 17, 2004. Included in the Company's Statement of Operations for the nine months ended September 30, 1997 is $30,000 of expense related to the grant of this warrant.

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


Results of Operations

         Sales and Cost of sales for the third quarter and first nine months of 1997 of $80,000 and $160,000, respectively, related to the sale of the Company's PFC product for gasoline to Holt Lloyd International Ltd. ("Holt"), its strategic marketing partner. These sales were to launch Holt's "Cat Guard" product in the United Kingdom. Holt is planning to launch products which require the Company's PFC in six additional international markets in the near future.

         General and administrative expenses ("G&A") decreased to $350,000 and $1,309,000 in the third quarter and first nine months of 1997, respectively, from $447,000 and $1,398,000 during the respective comparable periods in 1996. The decrease was primarily the result of efficiencies achieved through the Company's establishment of its own administrative structure in August of 1996. Additionally, the Company incurred higher recruitment costs in 1996 as it increased its operations and staff.

         Research and development expenses for the third quarter and first nine months of 1997 increased to $551,000 and $1,713,000, respectively, from $496,000 and $1,072,000 during the respective comparable periods in 1996. The increase was primarily due to the addition of three senior technical employees in 1996 who were employed for the entire first nine months of 1997 and expenditures relating to various test programs. The programs included the use of the Company's platinum fuel catalyst ("PFC") in gasoline and diesel vehicles, testing of nitrogen oxide ("NOx") control technologies in conjunction with Engelhard and Nalco Fuel Tech, and engine testing of the PFC as required to maintain registration with the U.S. EPA. Some of the programs relating to the PFC and NOx control work are being done in collaboration with a major U.S. diesel engine manufacturer.

         Patent filing and maintenance expenses increased to $43,000 and $158,000 in the third quarter and first nine months of 1997, respectively, from $41,000 and $131,000 during the respective comparable periods in 1996. The increase was due in part to the preparation and filing of new patent applications, both in the United States and overseas.

         Interest income, net, deceased to $24,000 and $110,000 in the third quarter and first nine months of 1997, respectively, from $72,000 and $259,000 during the respective comparable periods in 1996. The decrease was due to lower cash balances in the first nine months of 1997 versus 1996.

Liquidity and Sources of Capital

         The Company is a development-stage company and has incurred losses since inception aggregating $10,090,000 at September 30, 1997. The Company expects to incur losses through the foreseeable future as it further pursues its research and development efforts and the commercialization of its products. In December 1995, the Company raised approximately $10.5 million, net of offering expenses and broker dealer commissions of approximately $1.3 million, through a Rights Offering of its shares by Fuel Tech. Approximately $2 million of this amount was received in January 1996.

         Total cash, cash equivalents, and short-term investments were approximately $2 million and $5.3 million at September 30, 1997 and December 31, 1996, respectively. Working capital at September 30, 1997 was approximately $1.2 million, a decrease of approximately $3 million from December 31, 1996. The decrease in cash, cash equivalents, short-term investments, and working capital was the result of funds used to fund the Company's operations in the first nine months of 1997.

         The Company believes that it has sufficient cash balances to fund its requirements through March 31, 1998. The Company is actively seeking to raise $5 million through the private placement of equity or debt securities. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include cost reductions (both general and administrative and research and development), licensing of the Company's technologies, and selling the Company's intellectual property. Although the Company believes that it will be successful in its capital raising efforts, there is no guarantee that the Company will be able to raise such capital on satisfactory terms.

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



                        CLEAN DIESEL TECHNOLOGIES, INC.



Date:  November 13, 1997         By:  /s/Jeremy D. Peter-Hoblyn
                                      -------------------------
                                      Jeremy D. Peter-Hoblyn
                                      President and Chief Executive Officer



Date:  November 13, 1997         By:  /s/Scott M. Schecter
                                      --------------------
                                      Scott M. Schecter
                                      Vice President and Chief Financial Officer