Form 10-K
period 1997-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 1998-03-30
CIK 949428

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended: December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from __________________ to ____________________

                           Commission File No. 0-27432

                         CLEAN DIESEL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               06-1393453
      -------------------------------               ----------------------
     (State or other jurisdiction of                  (I.R.S. Employer
       incorporation of organization)               Identification Number)

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

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of March 18, 1998:
$3,883,478.

Indicate number of shares outstanding of each of the registered classes of common stock at March 18, 1998: 2,516,666 shares Common Stock, $0.05 par value.

                      Documents incorporated by reference:
Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 1998 described in Parts II, III and IV hereof are incorporated by reference in this report.
================================================================================

Part I

Forward-Looking Statements

       Statements in this Form 10-K which are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See Item 1. "Business --- Risk Factors of the Business" and also
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 1.  Business

General

       The Company ("CDT"), a Delaware corporation with a principal place of business at 300 Atlantic Street, Stamford, Connecticut 06901, is a development stage specialty chemical company supplying fuel additives and systems that reduce harmful emissions from internal combustion engines while improving fuel economy. The Company's two main technology areas are Platinum Fuel Catalysts
(PFC) for emission control and fuel economy improvement in diesel and gasoline-fueled engines and nitrogen oxide (NOx) reduction systems and chemicals for control of NOx emissions from diesel engines.

       The Company was formed in 1994 as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech") which had conducted fundamental work regarding the Company's technologies. The Company was spun off by Fuel Tech in a 1995 Rights Offering. Fuel Tech retains 27.4% of the Company's outstanding stock. The Company's technologies were acquired by assignment from Fuel Tech or developed internally.

Regulations
       In the U.S., the Environmental Protection Agency ("EPA") has established specific regulations under Title II of the Clean Air Act Amendments of 1990 ("CAAA") pertaining to the control of NOx and particulates from diesel engines. Existing urban buses in major metropolitan areas were required to reduce particulate emissions as of January 1995 and, beginning in 1998, there will be new NOx level standards in place for urban buses and new diesel engines. Additionally, in July 1995, the EPA, California Air Resources Board and major diesel manufacturers signed a Statement of Principles directed towards development of low-NOx engines to be in service by the year 2004, which became law in 1997. New limits are 2.5 g/bhp-hr for NOx and 0.1 g/bhp-hr for particulates. The EPA will review the progress of emission control technology in 1999 with a view towards further tightening of the 2004 limits. Industry experts generally agree that an integrated systems approach will be needed to meet these regulations, including the use of advanced engine design, reformulated fuel, fuel additives and exhaust aftertreatment systems.

       In 1996, the EPA and the engine manufacturers signed a Statement of Principles calling for a three-tiered progression to low emission standards regarding emission limits for new off-road engines used in construction, agricultural and industrial equipment. In September 1997, the EPA issued its proposed regulatory program for all non-road diesel engines except locomotives, mining equipment and marine engines. These standards broadly parallel the transport engine standards and include a voluntary low-emission engine certification standard to promote early introduction of low-emitting engines. The EPA is also working with states to develop retrofit guidelines to support the use of emission control technologies on existing engines as part of the states' efforts to comply with ambient air quality standards.

       Fiscal incentives are being introduced in Europe with the same objective of hastening the introduction of technologies for new low-emission engines.

       In 1997, the EPA issued proposed regulations for controlling emissions from new and rebuilt diesel locomotive engines which call for reductions in NOx emissions of 40-60% beginning in the year 2000.

       Regulations affecting new gasoline engine emissions require increasingly lower emissions, longer durability and enhanced in-use inspection of catalyst-equipped passenger vehicles, leading to the need for technological advancements in catalytic converter design.

       In Europe, regulations have been published calling for more stringent emissions levels from new diesel and gasoline vehicles in the year 2000 with proposals for further tightening in the year 2005 under Euro III and Euro IV programs. Japan has issued similar requirements.

Products and Markets

       Markets for the PFC are the consumer aftermarket, including diesel and gasoline fuel additives, truck and bus fleets, bulk fuel distributors and engine manufacturers. Markets for the NOx reduction systems are engine manufacturers for both stationary and mobile sources and catalyst manufacturers.

Platinum Fuel Catalysts

       These are fuel additives comprised of platinum, rhodium and/or palladium which are used in minute concentrations in fuel (selling for a few cents per gallon of fuel treated) to improve combustion, reduce emissions and improve the performance and reliability of emission control equipment. The PFC may also be used in conjunction with other metallic additives such as copper, iron, manganese or cerium. The Company's test programs have shown the bimetallic additive of platinum and cerium to be highly effective. The Company's Platinum Plus(R) bimetallic additive has been chemically formulated to harness the synergy between platinum and cerium at very low levels of metal. Levels as low as 5 ppm of metal in fuel have been found to be effective.

Platinum Plus - Europe and Asia

       In September 1996, the Company entered into an agreement with Holt Lloyd International Ltd. ("Holt"), the world's largest car care company, to test market the PFC under the Platinum Plus trademark for diesel fuel in Europe and Asia. The agreement also pertains to a gasoline product launched by Holt in early 1997. The gasoline product is now on sale in several European markets as a packaged product sold to consumers through major retail outlets and service stations. Rollout in additional markets is planned through 1998 along with a launch of the diesel product in selected markets.

Platinum Plus - The Americas

       This market is not covered by the agreement with Holt. Discussions are in progress with several potential partners for the distribution and marketing of Platinum Plus in the Americas.

PFC for Particulate Traps and Catalytic Oxidizers

       The most effective method of reducing diesel particulate (smoke) is by particulate trap or catalytic oxidizer. There are limitations when these devices are used alone which the PFC have been proven to ameliorate. In two separate tests on typical bus engines, one on a Gardner engine and one on a Cummins engine, the combination of the PFC and a catalytic oxidizer established new levels of performance in both cases. This work was conducted in conjunction with Lubrizol's Engine Control Systems subsidiary, a leading supplier of oxidizers and traps. The Company also reached agreement in principle with Cummins Engine's Advanced Technology Group to develop the applications of the PFC with oxidizers and traps for a new generation of low-emission engines.

       Independent tests of the Company's bimetallic fuel additive for gasoline to improve the performance of aged automobile engine catalytic converters showed a 20% reduction for nitrogen oxides, 20% for hydrocarbons ("HC") and 10% for carbon monoxide ("CO") emissions after one treatment. Also, tests of the Company's fuel additive/trap system conducted with an advanced Cummins diesel engine design cut particulate emissions 90% while achieving a more than 50% reduction in NOx in relation to current standards and met the year 2004 emission limits for new engines.

       In recent years, there has been a growing focus on the application of particulate traps to control emissions from diesel engines. Indeed, the U.K. Government announced in the November 1996 budget a substantial rebate in excise duty for vehicles using particulate traps beginning January 1998. The PFC significantly improve the performance of particulate traps. Cooperative programs are under way with several suppliers of trap systems and are scheduled with several European light-duty diesel engine manufacturers.

Premium Diesel

       The use of PFC in both gasoline and diesel engines is showing a consistent pattern of increasing the activity of catalytic surfaces and thus increasing their lives and reducing emissions overall. In independent tests of the

Company's bimetallic (platinum and cerium) fuel additive on new diesel passenger engines, a 25% reduction in particulate emissions was shown as well as reductions in hydrocarbons of 35% and carbon monoxide of 11%. Other independent tests have shown the additive to reduce particulate emissions from older engines by up to 18%. Discussions are under way in the U.S., Europe and the Pacific Rim with oil companies interested in the PFC for application across a range of engines, fuels and markets. Significant fleet testing continues to support premium diesel marketing efforts with oil companies.

Total Market for PFC

       The total worldwide usage of diesel and gasoline fuels is in the order of 350 billion gallons per annum of which approximately 150 billion gallons are diesel and 200 billion gallons are gasoline. At a projected treatment cost of two cents (U.S.)/gallon of fuel, each 1% of the market represents a $70 million revenue opportunity.

Health Effects and the Use of Metallic Additives

       Certain metallic additives have come under scrutiny for their possible effects on health. While the PFC are already registered in the U.S. and did not strictly need to be registered in Europe, where there are no rules for testing such additives, the Company considered it prudent to take a much more proactive view. Therefore, in 1996, the Company began discussions with the Ministry of Transport and the Ministry of Health, regulatory authorities in the United Kingdom, asking for specific consent to the use of platinum metal additives in diesel fuel. In December 1996, the following response was received from the United Kingdom Ministry of Health's Committee on Toxicity: "The Committee is satisfied that the platinum emissions from vehicles would not be in an allergenic form and that the concentrations were well below those known to cause human toxicity." In the U.S., the Company has completed additional engine testing to maintain its EPA registration as required of all fuel and fuel additive manufacturers. Engine test results show that the amount of platinum emitted from use of the Company's PFC is roughly equivalent to platinum attrition from automotive catalytic converters.

NOx Reduction Systems and Additives

       NOx emissions from diesel engines represent as much as half of the emissions from the transport sector in some parts of the U.S. and Europe. Diesel engines emit much more NOx than gasoline vehicles. The catalytic converter systems used in gasoline engines to reduce NOx do not work in diesel engines. This presents a great opportunity since, while much can be done by engine design changes, this is not enough for many applications. The Company is working on two programs to commercialize NOx reduction systems:

NOx Reduction for Heavy-Duty Diesel Engines

       In December 1996, the Company agreed with Engelhard Corporation and Nalco Fuel Tech to commercialize a system of Selective Catalytic Reduction (SCR) for a manufacturer of power-generation diesels. The technology for this system comprises a reagent metering and gasification unit (CDT/Nalco Fuel Tech) followed by a catalyst (Engelhard) and system reagent supply (CDT/Nalco Fuel
Tech). This system has demonstrated up to 90% NOx reduction and nearly 100% utilization of reagent in joint engine test programs. It will have the economic benefit of allowing manufacturers to optimize fuel economy while also minimizing NOx and particulate emissions. Furthermore, this system does not require very low-sulfur fuel. Based on interest in the U.S. and Europe, the partners are exploring expanding the agreement to the automotive sector.

Retrofit NOx Reduction for Heavy-Duty Diesel Engines

       In certain applications requiring modest NOx reduction (10-30%), stabilized emulsions of water-in-oil can reduce NOx emissions by lowering in-cylinder combustion temperatures. The Company has developed light-oil-emulsion NOx reduction techniques to serve this segment. LOE-NOx(TM) technology involves the supply of blending equipment and specialty chemicals to disperse water-in-oil and maintain lubricity. The Company has had discussions with a major U.S. engine manufacturer for application of the LOE-NOx technology to stationary diesels used for power generation and is conducting fundamental work with Sandia National Labs on in-cylinder investigation of emulsions using advanced combustion photography.

Market for NOx Reduction Systems and Additives

       The Company finds the NOx control market attractive; there are more than 8 million diesel engines of all types manufactured annually, and since the average life is between 10 and 30 years, there are substantial markets for both new and retrofit applications. One major engine company has described the need for up to several thousand NOx control systems per year for high-horsepower stationary diesel generator sets starting gradually in 1998. The automotive sector will provide a massive market starting in 2000, estimated by one manufacturer to be approximately 100,000 units per year. The EPA has recently charged major engine manufacturers with using defeat devices that cause more than 1 million engines to emit high levels of NOx emissions. This could lead to near-term incentives for low-NOx-emitting engines.

Sources of Supply
       The Company has outsourcing arrangements with two companies in the precious metal refining industry and may make arrangements with others. The Company has made the product itself in the past, but considers outsourcing to a precious metal refinery to be more cost effective. The Company is negotiating for a source of cerium to use in its bimetallic diesel additive.

Research and Development
       The Company employs five individuals, including two executive officers, in engineering and product development as of the date of this report. During the years ended December 31, 1997, 1996 and 1995, the Company's research and development expenses exclusive of patent costs totaled approximately $1,985,000, $1,747,000 and $796,000, respectively. The Company expenses all development costs as incurred.

Protection of Proprietary Information
       The Company holds the rights to a number of patents and patent applications pending. There can be no assurance that pending patent applications will be approved or that the issued patents or pending applications will not be challenged or circumvented by competitors. Certain critical technology incorporated in the Company's products is protected by trademark and trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that the Company will have adequate remedies for disclosure of its trade secrets or violations of its intellectual property rights.

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

Employees
       The Company has seven full-time employees. In addition, two executive officers of Fuel Tech provide management, administrative, financial and legal services for the Company pursuant to a Management and Services Agreement between Fuel Tech and the Company on an as-needed basis. The Company also retains four outside technical consultants on specific projects related to platinum, engines and NOx reduction.

Risk Factors of the Business
       Investors in the Company should be mindful of the following risk factors relative to the Company's business:

Liquidity - Going Concern
       At the date of this report, the Company has cash resources and a short-term credit facility from Fuel Tech estimated to be sufficient for its needs only through June 1998. See the text below under the captions "Liquidity and Sources of Capital" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Report of Independent Auditors" in Item 8. "Financial Statements." Accordingly, at December 31, 1997, there is substantial doubt as to the Company's ability to continue as a going concern.

Competition
       Competition in the diesel fuel additive market will come from other large additive suppliers. The Company is not currently in competition with other fuel additive manufacturers. When active marketing of the Company's PFC is in progress, the Company anticipates competing on the basis of price, proprietary technology, effectiveness and ease of use of the PFC and in efficiency of distribution. To the Company's knowledge, it does not compete against any major gasoline companies in the PFC market. While the company intends to seek collaborative arrangements with additive suppliers and oil companies, there are no assurances that these arrangements can be negotiated. Competition may also come from alternative fuels including methanol and natural gas, as well as from mechanized adjustments to engines, new injector designs and engine rebuilds. While the Company believes its patent position produces a strong competitive barrier to entry, other platinum-based compounds could be developed outside the Company's issued patents. To this end, the Company is seeking collaborative arrangements with specific platinum manufacturers.

       Competition in the NOx control market will come from other suppliers of reagent-based post-combustion NOx control systems including large, well-established catalyst and engine manufacturing companies. The Company has formed certain alliances to support its efforts to commercialize NOx control products but there are no assurances that these alliances will be sufficient or be maintained.

Lack of a Viable Product; Need for Additional Research and Development
       The Company was incorporated in January 1994 and, to date, while it has sold small quantities of its PFC for the automotive aftermarket, it has engaged principally in research and development related to its PFC process and NOx reduction technologies. The Company's PFC process may require substantial additional research, development and testing in order to determine its commercial viability. The Company has not proven its PFC technology into new markets other than in a limited number of trials and demonstrations. If the Company successfully field tests its PFC technology, the commercialization of the technology into new markets will require significant additional time and expenditures. The commercialization of the technology will depend on the Company's success in achieving cost-effective production of the PFC, maintaining registration status with the EPA and other regulatory bodies, and forming strategic alliances for marketing and distribution of the PFC. The accomplishment of some or all of these objectives may be delayed or may never occur. In order to accomplish these objectives, the Company will require additional capital to continue the development and commercialization of the PFC technology, and there can be no assurance that such capital will be available.

Continuing Operating Losses
       The Company has had minimal revenues through December 31, 1997. The Company expects to continue to incur operating losses through at least June 1999. There can be no assurance that the Company will achieve or sustain significant revenues or profitability in the future. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." See also "Liquidity - Going Concern" elsewhere herein.

No Assurances of Additional Funding
       The Company is seeking additional funding in the form of a public or private offering of additional shares of the Company's Common Shares. Any offering of the Company's Common Shares may result in immediate and significant dilution to the stockholders of the Company. The ability of the Company to consummate a public offering or to obtain other financing will depend on the status of the Company's research and development and marketing programs and clinical trials, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available when needed or on terms acceptable to the Company. In the event that the Company is unable to raise additional funds, the Company may be required to delay, scale back or severely curtail its development efforts or otherwise impede its ongoing clinical trials, which could have a material adverse effect on the Company's business, operating results, financial condition and long-term prospects. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." See also "Liquidity - Going Concern" elsewhere herein.

Limited Marketing Experience
       The Company intends to enter into strategic alliances with marketing partners. In addition to its supply agreement with Holt Lloyd International Ltd., it is currently engaged in cooperative development and test programs with potential marketing partners and is in discussions with others with a view towards conducting similar programs. There can be no assurance that the Company will successfully implement its sales and marketing plan.

Possible Volatility of Stock Price
       There has been significant volatility in the market prices of publicly-traded shares of emerging growth technology companies. Factors such as announcements of technical developments, establishment of strategic alliances, changes in governmental regulation and developments in patent or proprietary rights may have a significant effect on the market price of the Company's Common Shares.

Relationship with Fuel Tech; Conflicts of Interest
       Directors and officers of Fuel Tech and its subsidiaries who are also directors and officers of the Company, and Fuel Tech as the Company's largest stockholder, are in positions involving the possibility of conflicts of interest with respect to transactions concerning the Company. The Company currently has two independent directors. See Item 13. "Certain Relationships and Related Transactions."

Lack of Diversification
       The Company is engaged in only one principal business, involving the development and commercialization of technology to control emissions from internal combustion engines through the manufacturing and marketing of its PFC and by other products, such as emulsions and urea SCR systems. The Company does not expect to have any material sources of revenues other than from the PFC in the foreseeable future. An adverse development in the Company's business as a result of competition, technological change, government regulation, or any other factor could have a significantly greater impact than if the Company maintained diverse operations.

Expansion into New Markets
       The Company's strategy is to expand beyond the PFC to other types of emission control products for combustion engines, particularly for NOx control. There can be no assurance that the Company will be successful in manufacturing its PFC cost effectively or meet the future demand for emission-reducing fuel additives or NOx control products. Failure to gain market acceptance (either in the engineering or regulatory communities or in the general public) would have a material adverse effect on the Company's business, operating results and financial condition. See "Business --- Products and Markets."

Dependence upon Third Party Technology
       While the PFC may be used alone for moderate levels of emission control, it is expected that the product will be integrated into other systems using third party technology to achieve higher levels of control. The adoption of the use of PFC in such systems will depend on the effectiveness of third party technology, the ability of third parties to market their products and the compatibility of the PFC and NOx control products with their systems. Failure of these third party systems to gain market acceptance or failure of the PFC and NOx control products to prove compatible and effective with third party systems could have an adverse effect on the Company's business, operating results and financial condition. See "Business --- Products and Markets."

Uncertainty of Market Acceptance
       The commercial success of the Company's products will depend upon acceptance by the fuel additive, oil and engine industries and acceptance by governmental regulatory bodies. This market acceptance will in turn depend upon competitive developments and the Company's ability to demonstrate the efficacy, cost effectiveness, safety and ease of use of the PFC and NOx control products of the Company. The failure by the Company to receive market acceptance for the PFC and NOx control products would have an adverse effect on the Company's business, operating results and financial condition. See "Business --- Products and Markets."

No Assurance of Necessary Regulatory Approvals
       The Company's products and manufacturing activities are subject to governmental regulation, principally by the EPA and corresponding foreign and state agencies. The EPA administers the CAAA. The Company is subject to the standards and procedures contained in such act and the regulations promulgated thereunder, as well as similar standards procedures and regulations of international regulatory authorities, and is subject to inspection by the EPA and other regulatory bodies for compliance with such standards, procedures and regulations. Failure to receive appropriate approvals or to comply with the EPA and similar foreign regulations could result in civil monetary or criminal sanctions, restrictions on or injunction against marketing of the Company's products as well as seizure or recall of the Company's products or other regulatory actions. The PFC received registration from the EPA to be used as an aftermarket treatment of individual vehicles and in bulk fuel supplies for diesel. The Company has received registration status under the EPA fuel additive regulations for three additional PFC with the original PFC. The Company has received consent from the U.K. Ministry of Health for use of the PFC in diesel fuel. See "Business --- General."

No Assurance of Protection of Patents and Proprietary Rights
       The Company holds licenses to a number of patents and has patent applications pending. There can be no assurance that pending patent applications will be approved or that the issued patents or pending applications will not be challenged or circumvented by competitors. Certain critical technology incorporated in the Company's products is protected by trademark and trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that the Company will have adequate remedies for disclosure of its trade secrets or violations of its intellectual property rights. See "Business --- Protection of Proprietary Information."

Platinum Price Volatility
       The cost of platinum will have a direct impact on the future pricing and profitability of the PFC. Although the Company intends to minimize this risk through various purchasing and hedging strategies, there can be no assurance that the Company will be able to do so. A significant increase in the price of platinum could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Attracting and Retaining Personnel
       The success of the Company will depend, in large part, on the Company's ability (i) to retain current key personnel, (ii) to attract and retain additional qualified management, scientific and manufacturing personnel and
(iii) to develop and maintain relationships with research institutions and other outside consultants and luminaries. The loss of key personnel or the inability of the Company to hire or retain qualified personnel or the failure to assimilate effectively such personnel could have a material adverse effect on the Company's business, operating results and financial condition. See "Business --- Employees."

No Dividends
       The Company has to date not paid dividends on its Common Stock and does not intend to pay any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters."

Item 2.  Properties

Facilities
       The Company has leased for administrative purposes 2,900 square feet of office space at 300 Atlantic Street, Stamford, Connecticut effective February 1, 1996 through February 28, 1999. Annual base rent under this lease is $65,250.

Patents and Technology Assignments
       The Company's technology is comprised of patents, patent applications, trade or service marks, data and know-how. This technology was acquired by assignment from Fuel Tech or developed internally. The assignment agreement provides for running royalties of 2.5% of gross revenues derived from the sale of the PFC, commencing in 1998 and terminating in 2008. The Company may at any time terminate this royalty obligation by payment to Fuel Tech of amounts commencing in 1998 of $12 million and declining annually to $1,090,910 in 2008. The Company as owner maintains the technology at its expense.

       During 1997, the Company filed an additional ten patent applications and now has a total of nine U.S. patents granted and 17 international patents. There are currently 23 U.S. patent applications pending and 60 international applications. These patents and patent applications cover the means of controlling the four principal emissions from diesel engines (NOx, particulates, CO and HC).

Item 3.  Legal Proceedings
       The Company is not involved in any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
       During the fourth quarter of 1997, no matters were submitted to a vote of the Company's security holders.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters The Company's shares are listed on the NASDAQ Stock Market, Inc. (Symbol
        CDTI).

       Stock price date:                             High     Low
                                                     ----     ---
       4th Quarter 1995, from December 26..........  7 1/4    6 3/8
       1st Quarter 1996............................  7 3/8    5
       2nd Quarter 1996............................  6 1/8    4 3/8
       3rd Quarter 1996............................  6        3 7/8
       4th Quarter 1996............................  4 1/4    2
       1st Quarter 1997............................  5 1/64   2
       2nd Quarter 1997............................  4 1/2    3 1/4
       3rd Quarter 1997............................  4 1/8    2 1/4
       4th Quarter 1997............................  3 3/4    1 13/16

Item 6. Selected Financial Data

       The Company was incorporated on January 19, 1994, as a wholly owned subsidiary of Fuel Tech. Predecessor financial information included below for the period January 1, 1992, through January 18, 1994, reflects the Company's operations prior to incorporation, at which time it was accounted for as part of Fuel Tech. Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Shares, with Fuel Tech retaining a 27.6% ownership interest in the Company. The Company is a development stage enterprise and its efforts from January 1, 1992, to the present time have been devoted to the research, development and commercialization of Platinum Fuel Catalysts and nitrogen oxide reduction technologies to reduce emissions from diesel engines. There were no material activities related to the Company's business in 1991. Prior to 1990, the activities of Fuel Tech were focused on other applications of Platinum Fuel Catalysts that are unrelated to the Company's present or contemplated business and were not material to the overall development of the Company's product. Therefore, such costs have been excluded from the determination of the Company's development costs and from the selected financial data set forth below.


(in thousands, except per share data)
                                                                                                  Period from
                                              For the years ended December 31                  January 1, 1992
                                       --------------------------------------------------           through
                                        1997       1996       1995       1994       1993     December 31, 1997
                                       ------     ------     ------     ------     ------  -------------------
STATEMENTS OF OPERATIONS DATA
Sales                                  $  199   $     --   $     --   $     --      $  --          $    199

Costs and expenses:
Cost of sales                             132         --         --         --         --               132
General and administrative              1,730      1,842        963        507         --             5,042
Research and development                1,985      1,747        796        441         86             5,317
Patent filing and maintenance             237        223        199        158         45               938
                                       ---------------------------------------------------         ---------
Loss from operations                    3,885      3,812      1,958      1,106        131            11,230
Interest (income) expense, net           (121)      (323)        66          1         --              (377)
                                       ---------------------------------------------------         ---------
Net loss during development stage      $3,764     $3,489     $2,024     $1,107       $131           $10,853
                                       ===================================================         =========
Basic and diluted loss per common
     share                             $ 1.50    $  1.40    $  0.81    $  0.44        N/A               N/A

Weighted-average shares outstanding     2,517      2,500      2,500      2,500        N/A               N/A

                                                             December  31
                                       ---------------------------------------------------
                                         1997       1996       1995       1994       1993
                                         ----       ----       ----       ----       ----
BALANCE SHEET DATA

Current assets                         $1,682     $5,595     $8,882     $  513    $    --
Total assets                            1,750      5,677      8,882        513         --
Current liabilities                       894      1,486        487      1,370         --
Long-term liabilities                     395         --        745         --         --
Working capital (deficit)                 788      4,109      8,395       (857)        --
Stockholders' equity (deficiency)         461      4,191      7,650       (857)        --

       No dividends have been paid on the Company's Common Stock and the Company does not intend to pay dividends in the foreseeable future. The Company had approximately 560 beneficial stockholders at December 31, 1997.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


       The Company was incorporated on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Shares, with Fuel Tech retaining a 27.6% ownership interest in the Company. Net proceeds of the Rights Offering of $10.5 million were contributed to the Company by Fuel Tech. The Company is a development stage enterprise and its efforts from January 1, 1992 (date of inception), to the present time have been devoted to the research, development and commercialization of Platinum Fuel Catalysts ("PFC") and nitrogen oxide ("NOx") reduction technologies to reduce emissions from diesel engines.


Results of Operations
1997 Versus 1996
       Sales and Cost of sales were $199,000 and $132,000, respectively, as the Company started selling small quantities of product in 1997. The Company's products were purchased by Holt Lloyd International Ltd. ("Holt"), pursuant to a supply agreement entered into in September 1996. Holt launched the Company's PFC products for use with Holt's fuel additives in the aftertreatment of fuel for both gasoline and diesel engines in several European countries, and expects to launch its products in other European markets in 1998. In December 1997, Holt was acquired by Prestone Products, Inc., a division of Allied Signal. Based on management and product line changes at Holt, the Company expects delays in the build-up of sales to Holt in 1998.


       Gross margin is expected to improve in the future as the PFC processing costs charged to the Company will be reduced with subsequent production batches. The selling price of future sales to Holt will be based on the Company's platinum metal purchase price, as stipulated in the September 1996 Supply Agreement and, accordingly, the Company should not have significant exposure with respect to commodity prices.

       General and administrative expenses decreased to $1,730,000 in 1997 from $1,842,000 in 1996. The decrease was primarily due to a reduction in management fees charged by Fuel Tech as the Company hired its own personnel and, in August 1996, terminated certain services furnished by Fuel Tech.

       Research and development expenses were $1,985,000 in 1997 versus $1,747,000 in 1996. The increase was primarily due to the costs associated with significant test programs on light-duty and heavy-duty engines and the addition of three senior technical employees in mid-year 1996. The programs included the use of the Company's PFC in gasoline and diesel vehicles, the testing of NOx control technologies in conjunction with Engelhard Corporation and Nalco Fuel Tech, and engine testing of the PFC as required to maintain registration with the U.S. Environmental Protection Agency. Some of the programs relating to the PFC and NOx control were done in collaboration with Cummins Engine Company, a major U.S. diesel engine manufacturer. The Company announced that the use of the PFC in conjunction with advanced heavy-duty engine design techniques and a diesel particulate filter had achieved U.S. federal emission levels for 2004. The Company also developed a platinum/cerium bimetallic fuel additive based on a cerium compound supplied by Rhone-Poulenc. This product achieved emission reductions of 25-35% on new light-duty diesels. Certification testing of the bimetallic additive for Taiwan buses equipped with particulate filters began in late 1997 and field trials are expected to be expanded in the second quarter of 1998. Discussions with major oil companies in the U.S., Europe and Asia are expected to lead to engine testing and field trials of the PFC or bimetallic additive in 1998. Based on the extent of the market interest and improved cost and performance of the bimetallic additive, the Company entered negotiations with Rhone-Poulenc for the supply of a cerium product based on the Company's specifications.

       In late 1997, the Company signed a development and marketing agreement with AMBAC of Springfield, Massachusetts, for the fabrication of the ARIS(TM) 2000 urea injection equipment suitable for stationary and mobile engine NOx control. Engine testing is scheduled for the second quarter of 1998. AMBAC is a major supplier of fuel injection equipment for diesel engine manufacturers worldwide.

       Patent filing and maintenance expenses remained relatively flat, increasing to $237,000 in 1997 from $223,000 in 1996.


       The Company expects expenses to be lower in 1998 than in 1997 as it is currently minimizing expenses in order to conserve cash, pending securing additional working capital. Such efforts include reducing the administrative staff from four to two, closing the Company's U.K. office and reducing the management fees charged to the Company by Fuel Tech. Additionally, the Company anticipates a significant reduction in research and development expenditures in 1998 due in part to the completion of a number of fundamental programs in 1997, the deferral of certain field trials due to the Company's working capital position and the Company's expanded participation in collaborative and consortium-based programs with potential customers and industrial partners for which it will be responsible for only a portion of the program costs.


1996 Versus 1995
       General and administrative expenses increased to $1,842,000 in 1996 from $963,000 in 1995. The increase was due to expenses associated with the Company establishing its own offices, the recruitment and hiring of additional staff and increased management and administrative costs provided by Fuel Tech pursuant to a management and services agreement. In the first six months of 1996, a greater portion of Fuel Tech management's time was spent on the Company's business activities, which included research programs, establishing relationships with potential marketing partners and hiring staff. The Company established its own payroll and hired some of these executives full-time in August 1996.

       Research and development expenses were $1,747,000 in 1996 versus $796,000 in 1995. The increase was primarily due to significant testing on light-duty and heavy-duty engines using the Company's PFC alone and with a catalytic oxidizer. These test programs were conducted in conjunction with potential marketing partners. The Company also hired three senior technical employees during 1996, and its senior officers, who were Fuel Tech employees in 1995, spent a greater percentage of their time developing and managing research projects in 1996 than in 1995.

       Patent filing and maintenance expenses were $223,000 in 1996 versus $199,000 in 1995. The increase was primarily attributable to the preparation and filing of new patent applications.

Liquidity and Sources of Capital
       The Company is a development stage company and has incurred losses since inception (January 1, 1992) aggregating $10,853,000 at December 31, 1997. The Company expects to incur losses through the foreseeable future as it further pursues its research, development and commercialization efforts. Although the Company started selling product in 1997, it is still dependent upon sources other than operations to finance its operations and working capital requirements. In December 1995, the Company raised approximately $10.5 million, net of offering expenses and broker-dealer commissions of approximately $1.3 million, through a Rights Offering of its shares by Fuel Tech. The Company then repaid Fuel Tech approximately $2.3 million in intercompany loans. Approximately $2 million of the proceeds raised was received by the Company in January 1996.


       For the years ended December 31, 1997, 1996 and 1995, and for the period from January 1, 1992, through December 31, 1997, the Company used cash of $3,775,000, $3,520,000, $1,810,000 and $10,490,000, respectively, in operating activities. In 1997, the Company repaid $250,000 of a $745,000 promissory demand note ("Demand Note") with Fuel Tech and restructured the remaining amount into a $495,000 term note ("Term Note") with Platinum Plus, Inc., a wholly owned subsidiary of Fuel Tech. The principal amount of the term note is payable in three annual installments of $100,000 each on July 1 of each of the years 1998 through 2000 with a final installment of $195,000 on July 1, 2001. Interest at a rate of 8% per annum is payable on the unpaid balance on each principal payment date. In light of the Company's diminishing cash and working capital, the Company has taken steps to decrease expenditures in 1998, as more fully discussed in "Results of Operations - 1997 Versus 1996" above.

       At December 31, 1997 and 1996, the Company had cash, cash equivalents and short-term investments of $1,239,000 and $5,270,000, respectively. Working capital at those dates was $788,000 and $4,109,000, respectively. At December 31, 1997, the Company owed Fuel Tech $495,000 under the Term Note, while at December 31, 1996, the Company owed Fuel Tech $745,000 under the Demand Note.

       On February 17, 1998, the Company received a commitment from Fuel Tech to provide short-term financing in the amount of up to $500,000. Any borrowings will be secured by the Company's intellectual property. The Company believes that, with this commitment from Fuel Tech, it has sufficient cash balances to fund its requirements through the first half of 1998. The Company is actively seeking additional financing in the amount of $5 million through a private placement or other financing alternative and is currently in discussions with several interested parties, however, no current commitments for financing have been received. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include cost reductions (both general and administrative and research and development) as noted above, licensing of the Company's technologies and selling the Company's intellectual property. Although the Company believes that it will be successful in its capital raising efforts, there is no guarantee that the Company will be able to raise such capital on terms satisfactory to the Company. Accordingly, as of December 31, 1997, there is substantial doubt as to the Company's ability to continue as a going concern.

       Effective as of October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its Platinum Fuel Catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFC, commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $12 million commencing in 1998 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date, no royalties have been paid to Fuel Tech.

       In September 1996, the Company entered into a supply agreement with Holt Lloyd International Ltd. of the United Kingdom to sell the Company's PFC under the Platinum Plus trademark for use with Holt's fuel additives in the consumer car care market for aftertreatment of fuel for both new and used diesel engines in vehicles. The agreement covers territories worldwide except for North, Central and South America. This agreement has a 10-year term with extension options. The exclusivity of the agreement is determined by the attainment (or reasonable effort toward the attainment) of predetermined minimum performance levels for each territory on a calendar-year basis. The Company's PFC was test-marketed by Holt in Europe in the fourth quarter of 1996, with commercial sales commencing in the first quarter of 1997. The agreement also provides for the marketing of a platinum-based gasoline fuel additive by Holt on similar terms and in similar territories, if developed by the Company. Based on jointly funded testing by Holt and the Company, such a gasoline product was developed by the Company and launched by Holt in September 1997 under the Cat Guard name.


Impact of Year 2000
       The Company is in the process of completing an assessment of the impact that the millennium may have on its computer software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be completed not later than December 31, 1998, which is prior to any possible impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose any operational problems for its computer systems. Management believes that the cost to the Company, if any, related to this issue will be insignificant.

Item 8.  Financial Statements


                                       Report of Independent Auditors



The Board of Directors and Stockholders
Clean Diesel Technologies, Inc.

We have audited the accompanying balance sheets of Clean Diesel Technologies, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1997 and for the period from January 1, 1992 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the period from January 1, 1992 through December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Clean Diesel Technologies, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and its operations have not produced a positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. (Management's plans as to these matters are also described in Note 1.) The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.



                                             /s/  ERNST & YOUNG LLP


Stamford, Connecticut
February 26, 1998

Clean Diesel Technologies, Inc. (A Development Stage Company)
Balance Sheets                                  (in thousands except share data)

                                                                 December 31
                                                         ---------------------
                                                           1997         1996
                                                         --------     --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                $  1,239     $  3,270
Short-term investments                                       --          2,000
Inventories                                                   205          103
Other current assets                                          238          222
                                                         --------     --------

Total current assets                                        1,682        5,595
Other assets                                                   68           82
                                                         --------     --------

Total assets                                             $  1,750     $  5,677
                                                         ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                    $    794     $    741
Loan payable to Fuel-Tech N.V.                                100          745
                                                         --------     --------

Total current liabilities                                     894        1,486

Loan payable to Fuel-Tech N.V.                                395         --

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.05 per share, authorized
     100,000 shares, no shares issued and outstanding        --           --
Common stock, par value $.05 per share, authorized
     5,000,000 shares, issued and outstanding
     2,516,666 and 2,500,000 shares                           126          125
Additional paid-in capital                                 11,188       11,155
Deficit accumulated during development stage              (10,853)      (7,089)
                                                         --------     --------

Total stockholders' equity                                    461        4,191
                                                         --------     --------


Total liabilities and stockholders' equity               $  1,750     $  5,677
                                                         ========     ========


See accompanying notes.

Clean Diesel Technologies, Inc. (A Development Stage Company)
Statements of Operations                    (in thousands except per share data)

                                                                                     Period from
                                                                                   January 1, 1992
                                            For the years ended December 31            through
                                        --------------------------------------       December 31,
                                          1997           1996           1995             1997
                                        --------       --------       --------       --------

Sales                                   $    199       $   --         $   --         $    199


Costs and expenses:
Cost of sales                                132           --             --              132
General and administrative                 1,730          1,842            963          5,042
Research and development                   1,985          1,747            796          5,317
Patent filing and maintenance                237            223            199            938
                                        --------       --------       --------       --------

Loss from operations                       3,885          3,812          1,958         11,230
Interest income                             (165)          (383)           (33)          (581)
Interest expense to Fuel-Tech N.V.            44             60             99            204
                                        --------       --------       --------       --------

Net loss during development
     stage                              $  3,764       $  3,489       $  2,024       $ 10,853
                                        ========       ========       ========       ========

Basic and diluted loss per
     common share                       $   1.50       $   1.40       $   0.81            N/A
                                        ========       ========       ========       ========



Average number of common
     shares outstanding                    2,517          2,500          2,500            N/A
                                        ========       ========       ========       ========



See accompanying notes.

Clean Diesel Technologies, Inc. (A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficiency)        (in thousands)



                                                                                    Deficit
                                                                                  Accumulated       Total
                                                 Common Stock       Additional       During     Stockholders'
                                                 ------------         Paid-In     Development       Equity
                                              Shares     Amount       Capital        Stage       (Deficiency)
                                         --------------------------------------------------------------------

Balance at January 1, 1995                    2,500      $  125   $       594   $    (1,576)    $    (857)
Net loss for year                                --          --            --        (2,024)       (2,024)
Fuel-Tech N.V. capital contribution              --          --        10,531             --       10,531
                                         --------------------------------------------------------------------

Balance at December 31, 1995                  2,500         125        11,125        (3,600)        7,650
Net loss for year                                --          --            --        (3,489)       (3,489)
Issuance of stock purchase warrants              --          --            30             --           30
                                         --------------------------------------------------------------------

Balance at December 31, 1996                  2,500         125        11,155        (7,089)        4,191
Net loss for year                                --          --            --        (3,764)       (3,764)
Issuance of stock purchase warrants              --          --            30             --           30
Exercise of stock options                        17           1             3             --            4
                                         --------------------------------------------------------------------

Balance at December 31, 1997                  2,517      $  126     $  11,188    $  (10,853)    $     461
                                         ====================================================================


See accompanying notes.

Clean Diesel Technologies, Inc. (A Development Stage Company)
Statements of Cash Flows                                          (in thousands)

                                                                                                     Period from
                                                        For the years ended December 31            January 1, 1992
                                                   ------------------------------------------           through
                                                       1997            1996           1995        December 31, 1997
                                                   -----------   -------------  -------------   -----------------------
OPERATING ACTIVITIES
Net loss                                              $(3,764)        $(3,489)       $(2,024)            $(10,853)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation                                            24              12             --                   36
   Issuance of stock purchase warrants                     30              30             --                   60
   Changes in operating assets and liabilities:
      Inventories                                        (102)            (88)           (15)                (205)
      Other current assets                                (16)           (221)            (1)                (238)
      Accounts payable and accrued expenses                53             320            230                  794
      Other assets                                         --             (18)            --                  (18)
      Due to Fuel-Tech N.V.                                --             (66)            --                  (66)
                                                   ----------    ------------   ------------         ------------
Net cash used in operating activities                  (3,775)         (3,520)        (1,810)             (10,490)
                                                   ----------    ------------   ------------         ------------

FINANCING ACTIVITIES
Proceeds from Rights Offering net of
   $630 of brokerage commissions in 1995                   --           2,018          9,138               11,156
Expenses of Rights Offering                                --              --           (425)                (425)
Repayment of expenses of
   Rights Offering paid by Fuel-Tech N.V.                  --              --           (200)                (200)
Issuance of common stock to parent                         --              --             --                  250
Net parent company investment                              --              --             --                  469
Proceeds of loan from Fuel-Tech N.V.                       --              --          1,695                2,874
Repayment of loan to Fuel-Tech N.V.                      (250)             --         (2,063)              (2,313)
Proceeds from exercise of stock options                     4              --             --                    4
                                                   ----------    ------------   ------------         ------------
Net cash provided from (used in)
financing activities                                     (246)          2,018          8,145               11,815
                                                   ----------     -----------    -----------          -----------
INVESTING ACTIVITIES
Sale (purchase) of short-term investments               2,000          (2,000)           --                   --
Purchase of fixed assets                                  (10)            (76)           --                   (86)
                                                   ----------     -----------     ---------           -----------
Net cash provided by (used in) investing
   activities                                           1,990          (2,076)           --                   (86)
                                                   ----------     -----------    ----------          ------------
Net (decrease) increase in cash and
   cash equivalents                                    (2,031)         (3,578)         6,335                1,239
Cash and cash equivalents at beginning of period        3,270           6,848            513                  --
                                                   ----------     ------------   -----------         ------------

Cash and cash equivalents at end of period            $ 1,239         $ 3,270        $ 6,848            $   1,239
                                                   ==========    ============   ============         ============
Cash payments for interest to Fuel-Tech N.V.          $    44         $    63        $    --            $     107

NON-CASH ACTIVITIES
Contribution of net parent company
   investment to capital of the Company               $    --         $    --        $    --            $     469
Stock subscription receivable                         $    --         $    --        $ 2,018            $   2,018
Issuance of stock purchase warrants                   $    30         $    30        $    --            $      60


See accompanying notes.

Clean Diesel Technologies, Inc. (A Development Stage Company)
Notes to Financial Statements

1.     Basis of Presentation

       Clean Diesel Technologies, Inc. (the "Company") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Predecessor financial information included in the accompanying financial statements for the period January 1, 1992, through January 18, 1994, reflects the Company's operations prior to incorporation, at which time it was accounted for as part of Fuel Tech. As more fully discussed in
Note 4, effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Shares. Accordingly, at December 12, 1995, Fuel Tech held a 27.6% interest in the Company's Common Shares.


       The Company is a development stage enterprise and its efforts from January 1, 1992, through December 31, 1997, have been devoted to the research, development and commercialization of Platinum Fuel Catalysts ("PFC"), some of which are licensed to the Company by Fuel Tech, and nitrogen oxide ("NOx") reduction technologies for diesel engines (see Note 6). There were no material activities related to the Company's business in 1990 or 1991. Prior to 1990, the activities of Fuel Tech were focused on other applications of the PFC that were unrelated to the Company's present or contemplated business and were not material to the overall development of the Company's product. Therefore, such costs have been excluded from the determination of the Company's development costs.

       The Company began selling its PFC on a commercial basis to the consumer car care market in the first quarter of 1997, for use in the aftertreatment of fuel (see Note 8). In order to sell the PFC in other markets, however, additional research and development testing may be required. The Company's NOx control technologies will also require additional research and development testing to determine their commercial viability. The commercialization of these technologies will depend upon the success of field tests, cost-effective production of the PFC and governmental regulations, principally by the Environmental Protection Agency and corresponding foreign and state agencies. The accomplishment of these objectives by the Company will require additional capital and there can be no assurance that such capital will be available.


Going Concern
       The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

       As a result of the aforementioned recurring operating losses, the Company has been unable to generate a positive cash flow. The Company is actively seeking additional financing in the amount of $5 million through a private placement or other arrangement and is currently in discussions with several interested parties, however, the Company has not received a commitment from any such party. Although the Company believes that it will be successful in its capital raising efforts, there is no guarantee that the Company will be able to raise such capital on terms satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include cost reductions (both general and administrative and research and development), licensing the Company's technologies and selling its intellectual property. Accordingly, at December 31, 1997, there is substantial doubt as to the Company's ability to continue as a going concern.

       On February 17, 1998, the Company received a commitment from Fuel Tech to provide short-term financing in the amount of up to $500,000. Borrowings pursuant to this agreement will be secured by the Company's intellectual property. The Company's management believes that, with this loan from Fuel Tech, the Company has adequate capital to fund its operations through the first half of 1998.

2.     Significant Accounting Policies
Use of Estimates
       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents and Financial Instruments

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1997, substantially all of the Company's cash and cash equivalents consisted of $1 million in U.S. Government obligations and a $0.2 million deposit with a financial

Clean Diesel Technologies, Inc. (A Development Stage Company)
Notes to Financial Statements (Continued)

institution. At December 31, 1996, substantially all of the Company's cash and cash equivalents consisted of a $1.5 million Eurodollar deposit with a banking institution and $1.4 million in U.S. Government obligations.

       All financial instruments are reflected in the accompanying balance sheets at amounts which approximate fair market value.

       Short-term investments at December 31, 1996, consisted of United States government-backed mortgages which matured in 1997. The Company classified such investments as held to maturity and, accordingly, they were carried at amortized cost in the accompanying balance sheet at December 31, 1996.

Inventories
       Inventories are stated at lower of cost or market and consist of finished product. Cost is determined using the first-in, first-out (FIFO) method.

Research and Development Costs
       Costs relating to the research, development and testing of products are charged to operations as they are incurred. These costs include test programs, salaries and related costs, consultancy fees, materials and certain testing equipment. The cost of patent filings and maintenance are also charged to operations as they are incurred. Included in accrued expenses at December 31, 1997, are liabilities for research and development expenses owing to Ricardo Consulting Engineers Ltd., Delft University and Johnson Matthey of $166,533, $53,559 and $51,719, respectively.

Stock-Based Compensation
       The Company accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under the Company's current plan, options may be granted at not less than the fair market value on the date of grant and therefore no compensation expense is recognized for the stock options granted. In 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation.

Basic and Diluted Loss Per Common Share
       In 1997, SFAS No. 128, Earnings per Share, was issued. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with and, where appropriate, restated to conform to the requirements of SFAS No. 128.

3.     Taxation
       The Company accounts for income taxes in accordance with the "liability method." Prior to December 12, 1995, the Company's operations were included in the consolidated U.S. federal income tax return of Fuel Tech, Inc.


       At December 31, 1997 and 1996, the Company had tax losses available for offset against future years' earnings of approximately $10 million and $6.4 million, respectively. Temporary differences were insignificant as of such dates. Approximately $0.9 million, $2.0 million, $3.5 million and $3.6 million of the tax loss carryforwards expire in 2009, 2010, 2011 and 2012, respectively. The Company has not recognized any benefit from the aforementioned tax loss carryforwards.


       Under the provisions of the United States Tax Reform Act of 1986, utilization of the Company's U.S. federal tax loss carryforwards (for the period prior to December 12, 1995) may be limited as a result of the ownership change in excess of 50% related to the Fuel Tech Rights Offering (see Note 4).

4.     Stockholders' Equity
       On December 12, 1995, Fuel Tech completed a Rights Offering to its existing shareholders of 72.4% of the Company's Common Shares, retaining 27.6% of the Common Shares outstanding. Under the terms of the

Clean Diesel Technologies, Inc. (A Development Stage Company)
Notes to Financial Statements (Continued)

offering, each Fuel Tech shareholder and holder of Fuel Tech's Nil Coupon Non-redeemable Convertible Unsecured Loan Notes ("Note Holders") received a right to purchase one common share of the Company for every 7.65 Fuel Tech shares (or notes convertible into 7.65 Fuel Tech shares) held for $6.50 per Company share. Holders of Fuel Tech options were also allowed to participate, if requested, under the same terms. Two million of the 2.5 million Company shares held by Fuel Tech were offered in the Rights Offering.

       Approximately 1.8 million Company shares were purchased in the offering, which raised net proceeds, after expenses and broker-dealer commissions aggregating $1.3 million, of approximately $10.5 million, all of which was contributed by Fuel Tech to the Company. In December 1995, after the offering was completed, the Company paid Fuel Tech approximately $2.3 million, which represented the repayment of certain loans made to the Company ($2.1 million), as well as certain expenses of the Rights Offering paid by Fuel Tech ($200,000).

       As a result of the Rights Offering and Fuel Tech's capital contribution of the net offering proceeds, the Company's additional paid-in capital increased by approximately $10.5 million.

       On December 26, 1995, the Company's Common Stock commenced trading on the National Association of Securities Dealers Quotation System ("NASDAQ") under the symbol "CDTI."

5.     Stock Options and Warrants

       The Company maintains a stock award plan, the 1994 Incentive Plan (the "Plan"). Under the Plan, awards may be granted to participants in the form of non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the Plan may be such of the Company's directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of the Company's business. The Company includes 50%-owned subsidiaries or affiliates. In 1996, stockholders amended the Plan to increase from 10% to 12 1/2% the percentage of outstanding shares of the Company used to determine the maximum number of awards to participants. In 1997, the percentage was further increased from 12 1/2% to 17 1/2%. The policy of the Board was to grant stock options vesting in three equal portions on the first through third anniversaries of the grant date for grants prior to 1997, and in equal portions on the date of grant and the first and second anniversaries of the grant date for grants awarded in 1997.


       If compensation expense for the Company's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, the Company's net loss and basic and diluted loss per share would have been increased to the pro forma amounts indicated below:

                                                        1997      1996     1995
                                                      --------------------------

         Net loss (000's):
         As reported                                  $3,764    $3,489    $2,024
         Pro forma                                     4,040     3,600     2,031

         Basic and diluted loss per share:
         As reported                                   $1.50     $1.40     $0.81
         Pro forma                                      1.59      1.44      0.81

       In accordance with the provisions of SFAS No. 123, the pro forma disclosures include only the effect of stock options granted in 1997, 1996 and 1995. The application of the pro forma disclosures presented above are not representative of the effects SFAS No. 123 may have on operating results and earnings (loss) per share in future years due to the timing of stock option grants and considering that options vest over a period of three years.

       The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Clean Diesel Technologies, Inc. (A Development Stage Company)
Notes to Financial Statements (Continued)

       The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        1997      1996      1995
                                                    ----------------------------

         Expected dividend yield                        0.0%      0.0%      0.0%
         Risk-free interest rate                       5.72%      6.8%      6.4%
         Expected volatility                           61.3%     54.3%     65.4%
         Expected life of option                     4 years   4 years   4 years

       The following table presents a summary of the Company's stock option activity and related information for the years ended December 31:

                                  1997                        1996                         1995
                        -----------------------------------------------------------------------------------
                        Options  Weighted-Average    Options   Weighted-Average   Options  Weighted-Average
                        (000's)   Exercise Price     (000's)    Exercise Price    (000's)   Exercise Price
                        -----------------------------------------------------------------------------------


Outstanding, beginning
  of year                 287          $3.25           222            $2.86        125             $1.10
Granted                   115           4.61            65             4.59         97              5.13
Exercised                (17)           0.20            --               --         --                --
Forfeited                (20)           4.52            --               --         --                --
                        -----------------------------------------------------------------------------------
Outstanding, end
  of year                 365          $3.77           287            $3.25        222             $2.86
                        ===================================================================================
Exercisable, end
  of year                 259          $3.41           189            $3.11         63             $1.40
Weighted-average
  fair value of options
  granted during the year              $2.18                          $2.25                        $2.79

       The following table summarizes information about stock options outstanding at December 31, 1997:

                                   Options Outstanding                              Options Exercisable
-------------------------------------------------------------------------------------------------------------
                                    Weighted-Average
   Range of       Number of             Remaining       Weighted-Average     Number of    Weighted -Average
Exercise Prices    Options          Contractual Life     Exercise Price       Options      Exercise Price
-------------------------------------------------------------------------------------------------------------
$ .20-$2.00        108,334              3.5 years            $1.24            108,334            $1.24

 2.50- 4.63        192,500              8.0                   4.21             91,663             3.82

 5.63- 6.82         64,450              7.8                   6.70             59,449             6.75
------------------------------------------------------------------------------------------------------------
$ .20-$6.82        365,284              5.8                  $3.77            259,446            $3.41

       Pursuant to a financial consulting agreement, an investment bank has the right to purchase warrants covering 50,000 of the Company's Common Shares, with an exercise price of $6.50 per share (an 18% premium over market price on the date of issue). The warrants expire on March 1, 2001. Included in the Company's Financial Statements is $30,000 of expense in 1996 related to the issuance of these stock purchase warrants, which represented the fair value of services received as determined by utilization of the Black-Scholes option pricing model.

       In March 1997, in consideration of his undertaking to assist the Company in obtaining sources of permanent financing, the Company granted a director of the Company a warrant to purchase 25,000 shares of the Company's Common Shares for $10.00 per share (a 142% premium over market price on the date of issue). The warrant expires on March 17, 2004. Included in the Company's Financial Statements is $30,000 of expense, as determined by utilization of the Black-Scholes option pricing model, in 1997 related to the issuance of these purchase warrants, which represented the fair value of services received.

Clean Diesel Technologies, Inc. (A Development Stage Company)
Notes to Financial Statements (Continued)

6.     Commitments
       The Company is obligated under a sublease agreement for its principal office. Future minimum lease payments at December 31, 1997, are as follows: 1998 -- $65,000 and 1999 -- $11,000. For the years ended December 31, 1997 and 1996, rental expense approximated $93,000 and $90,000, respectively. Prior to 1996, the Company did not incur any rent expense as such expenses were included in management fees and allocations from Fuel Tech (see Note 7).


       Effective as of October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its Platinum Fuel Catalysts technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the Platinum Fuel Catalysts, commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $12 million commencing in 1998 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date, no royalties have been paid to Fuel Tech.


7.     Related Party Transactions

       On July 1, 1995, the Company entered into a $745,000 promissory demand note ("Demand Note") with Fuel Tech bearing an interest rate of 8% per annum. Pursuant to the Company's agreement with Fuel Tech, Fuel Tech did not demand repayment during 1996. In the first quarter of 1997, the Company repaid $250,000 of this note. Throughout the life of the note, the Company has made monthly interest payments on the unpaid balance. On November 5, 1997, the Company entered into a $495,000 promissory note ("Term Note") with Platinum Plus, Inc. (a wholly owned subsidiary of Fuel Tech) representing the unpaid balance of the Demand Note on that date. The principal amount is payable in three annual installments of $100,000 each on July 1 of each of the years 1998 through 2000 with a final installment of $195,000 on July 1, 2001. Interest at a rate of 8% per annum is payable on the unpaid balance on each principal payment date.


       On February 17, 1998, the Company received a commitment of up to $500,000 from Fuel Tech to fund its cash requirements until such time as the Company obtains the long-term financing it is seeking. The $500,000 from Fuel Tech will be in the form of a grid note, bearing interest at the rate of 10% per annum. The note will be secured by all of the Company's intellectual property, and is repayable, in full, on or before June 17, 1998.

       Average trade balances due to Fuel Tech for the years ended December 31, 1997 and 1996, approximated $69,000 and $183,000, respectively.


       On August 3, 1995, the company signed a Management and Services Agreement with Fuel Tech. According to the agreement, the Company reimburses Fuel Tech for management, services and administrative expenses incurred on behalf of the Company. Additionally, Fuel Tech charged the Company a fee equivalent to an additional 10% of such costs. In June 1996, the Company renegotiated this agreement. Under the new agreement, the Company agreed to pay Fuel Tech a fee equal to an additional 3% or 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Prior to the August 1995 agreement, the Company paid Fuel Tech a management fee of $150,000 per quarter, which included the direct costs and associated fees. The Company shares facilities and certain other resources with Fuel Tech and costs are allocated between the companies based on usage. Certain of Fuel Tech's officers and directors serve as officers and directors of the Company and the Company received management and administrative support from Fuel Tech's staff. The financial statements include allocations from Fuel Tech of certain management and administrative costs, which approximate $403,000, $1,232,000 and $904,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and $3,204,000 for the period from January 1, 1992, through December 31, 1997. Cost allocations for such periods were based on the amount of management time devoted to the Company. Certain services furnished by Fuel Tech to the Company were terminated in mid-year 1996. In the opinion of the Company's management, such cost allocations are fair and reasonable and are on terms no less favorable than could be obtained from a third party.

Clean Diesel Technologies, Inc. (A Development Stage Company)
Notes to Financial Statements (Continued)

       During 1994, Fuel Tech contributed $469,000 to the Company and the Company issued 2,500,000 Common Shares to Fuel Tech for $250,000.

8.     Marketing and Joint Development Agreements

       In September 1996, the Company entered into a supply agreement with Holt Lloyd International Ltd. of the United Kingdom to sell the Company's PFC under the Company's Platinum Plus trademark for use with Holt's fuel additives in the aftertreatment of fuel for both new and used diesel engines in the consumer car care market. The agreement covers territories worldwide except for North, Central and South America. The term of this agreement is 10 years with the possibility of a term extension. The exclusivity of the agreement is determined by the attainment (or reasonable effort towards the attainment) of predetermined minimum performance levels for each territory on a calendar-year basis. The Company's PFC was test-marketed by Holt in Europe in the fourth quarter of 1996, with commercial sales commencing in the first quarter of 1997. This agreement also provides for collaborative testing of the Company's PFC product for gasoline-fueled vehicles, which will be marketed under similar terms by Holt. This product was launched by Holt in Europe in late 1997 under the Cat Guard name. In December 1997, Holt was acquired by Prestone Products, Inc., a division of Allied Signal. Based on management and product line changes at Holt, and as a result of the Prestone acquisition, the Company expects a delay in the build-up of sales to Holt in 1998.


       On November 11, 1996, the Company entered into a joint development agreement with Engelhard Corporation and Nalco Fuel Tech. The parties agreed to collaborate on the commercialization of various diesel engine NOx control technologies, both in the U.S. and abroad. The companies will demonstrate and market technologies utilizing urea-based NOx catalyst systems for stationary diesels.

9.     Subsequent Event
       On February 26, 1998, the Company was notified by NASDAQ that it was not in compliance with the new net tangible assets/market capitalization/net income requirements. As such, NASDAQ informed the Company that, unless the Company requests a temporary exemption to this requirement, its securities will be delisted at the close of business on March 16, 1998. The Company has requested a temporary exemption to this requirement, which will temporarily stay the delisting.

10.    Year 2000 Disclosure (Unaudited)
       The Company is in the process of completing an assessment of the impact that the millennium may have on its computer software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be completed not later than December 31, 1998, which is prior to any possible impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose any operational problems for its computer systems. Management believes that the cost to the Company, if any, related to this issue will be insignificant.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
       None.


Part III

Item 10.  Directors and Executive Officers of the Registrant
       Information regarding directors and executive officers of the Company will be set forth under the captions "Election of Directors" and "Directors and Executive Officers of the Company" in the Company's Proxy Statement related to the 1998 annual meeting of stockholders (the "Proxy Statement") and is incorporated by reference herein.

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


Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    (1) Financial Statements
       The Financial Statements identified below and required by Part II, Item
       8. of this Form 10-K are set forth above.
                  Report of Independent Auditors
                  Balance Sheets as at December 31, 1997 and 1996
                  Statements of Operations for the years ended December 31,
                     1997, 1996 and 1995 and for the period from January 1, 1992 through December 31, 1997
                  Statements of Changes in Stockholders' Equity (Deficiency) for
                     the years ended December 31, 1997, 1996 and 1995
                  Statements of Cash Flows for the years ended December 31,
                     1997, 1996 and 1995 and for the period from January 1, 1992 through December 31, 1997

       (2)  Financial Statement Schedules
       Schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the Financial Statements or the notes thereto.

       (3)   Exhibits

             Exhibit No.   Title                                                                Page No.
                  *3(i)    Certificate of Incorporation, as amended.
                  *3(ii)   By-Laws.
                  *4a      Specimen Stock Certificate.
                **10a      Assignment of Intellectual Property Rights Fuel-Tech N.V.
                              to Platinum Plus, Inc. as of November 5, 1997.
                **10b      Assignment of Intellectual Property Rights Fuel Tech, Inc.
                              to Clean Diesel Technologies, Inc. as of November 5, 1997.
                **10c      Assignment Agreement as of November 5, 1997 among
                              Platinum Plus, Inc., Fuel-Tech N.V. and
                              Clean Diesel Technologies, Inc.
             *****10d      The Company's 1994 Incentive Plan, as amended
                              through August 8, 1996.
              ****10e      Management Services Agreement between the Company,
                              Fuel Tech Inc. and Fuel Tech, dated as of June 1, 1996.
                 *10f      Memorandum of Understanding between the Company and
                              Anglo American Platinum Corporation Ltd., dated August 15, 1995.
                **10g      Promissory Note of the Company to Platinum Plus, Inc.,
                              dated November 5, 1997.
                **10h      Grid Note and Security Agreement of the Company to
                              Platinum Plus, Inc., dated February 17, 1998 (data
                              in Schedule A included in Schedules to Exhibits
                              10a, b and c).
               ***10i      Office Premises Lease of January 26, 1996.
                **10j      Registration rights agreement between the Company and Fuel Tech of November 5, 1997.
                 *10k      License Agreement between Fuel Tech and the Company,
                              effective October 28, 1994.
                 *10l      License Agreement between the Company and Platinum Plus, Inc., effective October 28, 1994.
                **14       Material Foreign Patents (filed with Exhibits 10a, 10b, 10c,
                              10k and 10l).
                **23.1     Consent of Auditors, Ernst & Young LLP.

-------------
    * Previously filed as Exhibit to Registration Statement on Form S-1 of August 16, 1995, No. 33-95840, and incorporated by reference herein.
   ** Filed herewith.
  *** Previously filed as an Exhibit to Form 10-K for the year ended December
      31, 1995, and incorporated by reference herein.
 **** Previously filed as an Exhibit to Form 10-Q for the quarter ended
      September 30, 1996, and incorporated by reference herein.
***** Previously filed as an Exhibit to Form 10-K for the year ended December
      31, 1996 and incorporated by reference herein.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Company for the fourth quarter of 1997.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CLEAN DIESEL TECHNOLOGIES, INC.



        March 27, 1998                     By:   /s/ Jeremy D. Peter-Hoblyn
        --------------                           -----------------------------
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


     /s/ Ralph E. Bailey                Director and Chairman of the Board of Directors             March 27, 1998
     -------------------------------
             Ralph E. Bailey


     /s/ Jeremy D. Peter-Hoblyn         Chief Executive Officer, President and Director             March 27, 1998
     -------------------------------    (principal executive officer)
             Jeremy D. Peter-Hoblyn


     /s/ Scott M. Schecter              Chief Financial Officer, Vice President and Treasurer       March 27, 1998
     -------------------------------    (principal financial and accounting officer)
             Scott M. Schecter


     /s/ James M. Valentine             Director, Chief Operating Officer and                       March 27, 1998
     -------------------------------    Executive Vice President
             James M. Valentine


     /s/ John A. de Havilland           Director                                                    March 27, 1998
     -------------------------------
             John A. de Havilland


     /s/ Charles W. Grinnell            Director, Vice President and Corporate Secretary            March 27, 1998
     -------------------------------
             Charles W. Grinnell

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CLEAN DIESEL TECHNOLOGIES, INC.



        March 27, 1998                     By:    /s/ Jeremy D. Peter-Hoblyn
        --------------                           -----------------------------
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


        /s/  Ralph E. Bailey            Director and Chairman of the Board of Directors             March 27, 1998
     -------------------------------
             Ralph E. Bailey


       /s/   Jeremy D. Peter-Hoblyn     Chief Executive Officer, President and Director             March 27, 1998
     -------------------------------    (principal executive officer)
             Jeremy D. Peter-Hoblyn


       /s/   Scott M. Schecter          Chief Financial Officer, Vice President and Treasurer       March 27, 1998
     -------------------------------    (principal financial and accounting officer)
             Scott M. Schecter


       /s/   James M. Valentine         Director, Chief Operating Officer and                       March 27, 1998
     -------------------------------    Executive Vice President
             James M. Valentine


       /s/   John A. de Havilland       Director                                                    March 27, 1998
     -------------------------------
             John A. de Havilland


       /s/   Charles W. Grinnell        Director, Vice President and Corporate Secretary            March 27, 1998
     -------------------------------
             Charles W. Grinnell