Form 10-Q
period 1998-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 1998-05-15
CIK 949428

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ______ to ______

    Commission file number:  0-27432
                            ---------

                        CLEAN DIESEL TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                                06-1393453
------------------------                                     -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                                      06901-3522
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

As of May 14, 1998, there were outstanding 2,516,666 shares of Common Stock, par value $0.05 per share, of the registrant.

================================================================================

                        CLEAN DIESEL TECHNOLOGIES, INC.
                         (A Development-Stage Company)
                Form 10-Q for the Quarter Ended March 31, 1998

                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of March 31, 1998,                                 1
         and December 31, 1997

         Statements of Operations for the Three                               2
         Months Ended March 31, 1998 and 1997,
         and for the Period from January 1, 1992, through March 31, 1998

         Statements of Cash Flows for the Three                               3
         Months Ended March 31, 1998 and 1997,
         and for the Period from January 1, 1992, through March 31, 1998

         Note to Financial Statements                                         4

Item 2.  Management's Discussion and Analysis of                              6
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    8
Item 2.  Changes in Securities                                                8
Item 3.  Defaults upon Senior Securities                                      8
Item 4.  Submission of Matters to a Vote of Security Holders                  8
Item 5.  Other Information                                                    8
Item 6.  Exhibits and Reports on Form 8-K                                     8


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CLEAN DIESEL TECHNOLOGIES, INC.
                         (A Development-Stage Company)
                                BALANCE SHEETS

                                                                    March 31,             December 31,
                                                                      1998                    1997
                                                                    ---------             ------------
                                                                   (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                          $   657,000            $ 1,239,000
Inventories                                                            203,000                205,000
Other current assets                                                   122,000                238,000
                                                                   -----------            -----------
Total current assets                                                   982,000              1,682,000

Other assets                                                            62,000                 68,000
                                                                   -----------            -----------
Total assets                                                       $ 1,044,000            $ 1,750,000
                                                                   ===========            ===========

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses                              $   829,000            $   794,000
Loan payable to Fuel-Tech N.V.                                         100,000                100,000
                                                                   -----------            -----------
Total current liabilities                                              929,000                894,000

Loan payable to Fuel-Tech N.V.                                         395,000                395,000

Stockholders' equity (deficit):
Preferred stock, par value $.05 per share, authorized
   100,000 shares, no shares issued and outstanding                      --                     --
Common stock, par value $.05 per share, authorized
   5,000,000 shares, issued and outstanding
   2,516,666 shares                                                    126,000                126,000
Additional paid-in capital                                          11,188,000             11,188,000
Deficit accumulated during development stage                       (11,594,000)           (10,853,000)
                                                                  ------------           -----------
Total stockholders' equity (deficit)                                  (280,000)               461,000
                                                                  ------------           -----------
Total liabilities and stockholders' equity (deficit)              $  1,044,000            $ 1,750,000
                                                                  ============            ===========

                      See note to financial statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.
                         (A Development-Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                        Period from
                                                         Three Months Ended           January 1, 1992,
                                                              March 31                    through
                                                         1998           1997           March 31, 1998
                                                      ---------      ----------     ----------------
Sales                                                 $      --      $  40,000         $    199,000

Costs and expenses:
Cost of sales                                                --         23,000              132,000
General and administrative                              451,000        496,000            5,493,000
Research and development                                236,000        457,000            5,553,000
Patent filing and maintenance                            56,000         75,000              994,000
                                                      ---------      ---------         ------------
Loss from operations                                    743,000      1,011,000           11,973,000
Interest income                                         (13,000)       (64,000)            (594,000)
Interest expense                                         11,000         14,000              215,000
                                                      ---------      ---------         ------------
Net loss during development stage                     $ 741,000      $ 961,000         $ 11,594,000
                                                      =========      =========         ============
Basic and diluted loss per common share               $    0.29      $    0.38                  N/A
                                                      =========      =========         ============
Average number of common shares
   outstanding                                        2,517,000      2,512,000                  N/A
                                                      =========      =========         ============

                      See note to financial statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.
                         (A Development-Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Period from
                                                          Three Months Ended             January 1, 1992,
                                                               March 31                     through
                                                          1998             1997          March 31, 1998
                                                      -----------      -----------       ----------------
Operating activities
Net loss                                              $ (741,000)      $ (961,000)       $ (11,594,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation                                            7,000            6,000               43,000
   Issuance of stock purchase warrants                        --           30,000               60,000
   Changes in operating assets and liabilities:
      Inventories                                          2,000          (15,000)            (203,000)
      Other current assets                               116,000          (81,000)            (122,000)
      Accounts payable and accrued expenses               35,000          (25,000)             829,000
      Other assets                                            --               --              (18,000)
      Due to Fuel-Tech N.V.                                   --               --              (66,000)
                                                      ----------       ----------        -------------
Net cash used in operating activities                   (581,000)      (1,046,000)         (11,071,000)
                                                      ----------       ----------        -------------
Financing activities
Proceeds from Rights Offering, net
   of $630,000 of brokerage commissions
   in 1995                                                    --               --           11,156,000
Expenses of Rights Offering                                   --               --             (425,000)
Repayment of expenses of Rights Offering
   paid by Fuel-Tech N.V.                                     --               --             (200,000)
Issuance of common stock to parent                            --               --              250,000
Net parent company investment                                 --               --              469,000
Proceeds of loan from Fuel-Tech N.V.                          --               --            2,874,000
Repayment of loan to Fuel-Tech N.V.                           --         (250,000)          (2,313,000)
Proceeds from exercise of stock options                       --            3,000                4,000
                                                      ----------       ----------        -------------
Net cash provided from (used in) financing
   activities                                                 --         (247,000)          11,815,000
                                                      ----------       ----------        -------------
Investing activities
Accrued interest on short-term investments                    --          (29,000)                  --
Purchase of fixed assets                                  (1,000)          (5,000)             (87,000)
                                                      ----------       ----------        -------------
Net cash used in investing activities                     (1,000)         (34,000)             (87,000)
                                                      ----------       ----------        -------------
Net (decrease) increase in cash
and cash equivalents                                    (582,000)      (1,327,000)             657,000
Cash and cash equivalents at beginning
   of period                                           1,239,000        3,270,000                   --
                                                      ----------       ----------        -------------
Cash and cash equivalents at
   end of period                                      $  657,000       $1,943,000        $     657,000
                                                      ==========       ==========        =============

                      See note to financial statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.
                         (A Development-Stage Company)
                         NOTE TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

         Clean Diesel Technologies, Inc. (the "Company") is a development-stage enterprise, and its efforts from January 1, 1992, through March 31, 1998, have been devoted to the research, development, and commercialization of Platinum Fuel Catalysts ("PFC"), some of which are licensed to the Company by Fuel-Tech N.V. ("Fuel Tech"), and nitrogen oxide ("NOx") reduction technologies for diesel engines. There were no material activities related to the Company's business in 1990 or 1991. Prior to 1990, the activities of Fuel Tech were focused on other applications of the PFC that were unrelated to the Company's present or contemplated business and were not material to the overall development of the Company's product. Therefore, such costs have been excluded from the determination of the Company's development costs.

         In the first quarter of 1997, the Company began selling its PFC on a commercial basis to the consumer car care market for use in the aftertreatment of fuel. In order to sell the PFC in other markets, however, additional research and development testing may be required. The Company's NOx control technologies will also require additional research and development testing to determine their commercial viability. The commercialization of these technologies will depend upon the success of field tests, cost-effective production of the PFC, and governmental regulations, principally by the Environmental Protection Agency and corresponding foreign and state agencies. The accomplishment of these objectives by the Company will require additional capital and there can be no assurance that such capital will be available. As more fully described under the caption "Related Party Transactions" below, the Company has obtained a commitment for a $1.25 million bridge loan and is actively seeking additional funding. With this commitment, the Company's management believes that the Company has adequate capital to fund its operations up to November 1998. For further information, refer to the caption "Liquidity and Sources of Capital" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Going Concern

         The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

         As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In addition to the $1.25 million bridge loan mentioned above, the Company is actively seeking additional financing of $1.75-$3.75 million through a private placement. Although the Company believes that it will be successful in its capital raising efforts, there is no guarantee that the Company will be able to raise such capital on terms satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include cost reductions (both general and administrative and research and development), licensing the Company's technologies, and selling its intellectual property. Accordingly, at March 31, 1998, there is substantial doubt as to the Company's ability to continue as a going concern.

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

Warrant to Purchase Common Shares

         In March 1997, in consideration of his undertaking to assist the Company in obtaining sources of permanent financing, the Company granted a director of the Company a warrant to purchase 25,000 shares of the Company's Common Shares for $10.00 per share (a 142% premium over market price on the date of issue). The warrant expires on March 17, 2004. Included in the Company's Financial Statements in 1997 is $30,000 of expense related to the issuance of this purchase warrant, which represented the fair value of services received.

Related Party Transactions

       On February 17, 1998, Fuel Tech agreed to provide the Company with up to $500,000 in order to fund its cash requirements until such time as the Company obtains the long-term financing it is seeking. The $500,000 commitment has subsequently been converted into a bridge loan, which will constitute Senior Debt, will bear interest at the rate of ten percent per annum, and will be due April 15, 2001. The bridge loan is automatically convertible into Series A Convertible Preferred Stock upon the conclusion of a public or private financing that contributes at least $1.75 million of additional net proceeds to the Company. The bridge loan is secured by all of the Company's intellectual property. The Company has also received a letter of intent from an outside investor to provide an additional $750,000 of financing under the same bridge loan.

       The Company believes that, with the $1.25 million bridge loan described above, it has sufficient cash balances to fund its operations up to November 1998. The Company is actively seeking additional financing in the amount of $1.75-$3.75 million through a private placement or other financing alternative and is in discussion with several parties. Although the Company believes that it will be successful in its capital raising efforts, there is no guarantee that the Company will be able to raise such capital on terms satisfactory to the Company.

                        CLEAN DIESEL TECHNOLOGIES, INC.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements

         Statements in this Form 10-Q which are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 1997.

Results of Operations

         Sales and Cost of sales were $40,000 and $23,000, respectively, for the first quarter of 1997 as the Company started selling small quantities of product in 1997. The Company's products were purchased by Holt Lloyd International Ltd. ("Holt"), pursuant to a supply agreement entered into in September 1996. Holt launched the Company's PFC products for use with Holt's fuel additives in the aftertreatment of fuel for both gasoline and diesel engines in several European countries, and expects to launch its products in other European markets in 1998. In December 1997, Holt was acquired by Prestone Products, Inc., a division of Allied Signal. Based on management and product line changes at Holt, Holt did not order any product in the first quarter of 1998, and the Company expects delays in the buildup of sales to Holt in 1998.

         General and administrative expenses decreased to $451,000 in the first quarter of 1998 from $496,000 in the comparable period in 1997. The decrease is the result of the implementation of some of the Company's plans to minimize expenses in order to conserve cash, pending securing additional working capital. Such plans included reducing the administrative staff from four to two, closing the Company's U.K. office, and reducing management fees charged to the Company by Fuel Tech. These efforts were partially offset by the increased costs associated with obtaining financing.

         Research and development expenses were $236,000 in 1998 versus $457,000 in the comparable period in 1997. The Company significantly reduced research and development costs in 1998 due in part to a shift in emphasis toward commercialization versus research and development. Other factors include the completion of a number of fundamental programs in 1997, the deferral of certain field trials due to the Company's working capital position, and the Company's expanded participation in collaborative and consortium-based programs with potential customers and industrial partners for which it will be responsible for only a portion of the program costs.

Liquidity and Sources of Capital

         The Company is a development-stage company, and has incurred losses since inception (January 1, 1992) aggregating $11,594,000 at March 31, 1998. The Company expects to incur losses through the foreseeable future as it further pursues its research, development, and commercialization efforts. Although the Company started selling product in 1997, it is still dependent upon sources other than operations to finance its operations and working capital requirements. In December 1995, the Company raised approximately $10.5 million, net of offering expenses and broker-dealer commissions of approximately $1.3 million, through a Rights Offering of its shares by Fuel Tech. The Company then repaid Fuel Tech approximately

$2.3 million in intercompany loans. Approximately $2 million of the proceeds raised was received by the Company in January 1996.

         For the three months ended March 31, 1998 and 1997, the Company used cash of $581,000 and $1,046,000, respectively, in operating activities. In the first quarter of 1997, the Company repaid $250,000 of a $745,000 promissory demand note ("Demand Note") with Fuel Tech and restructured the remaining amount into a $495,000 term note ("Term Note") with Platinum Plus, Inc., a wholly owned subsidiary of Fuel Tech. The principal amount of the Term Note is payable in three annual installments of $100,000 each on July 1 of each of the years 1998 through 2000, with a final installment of $195,000 on July 1, 2001. Interest at a rate of eight percent per annum is payable on the unpaid balance on each principal payment date.

         At March 31, 1998, and December 31, 1997, the Company had cash and cash equivalents of $657,000 and $1,239,000, respectively. Working capital at those dates was $53,000 and $788,000, respectively. In light of the Company's diminishing cash and working capital, the Company has taken steps, as noted above, to decrease expenditures in 1998.

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

       On February 17, 1998, Fuel Tech agreed to provide the Company with up to $500,000 in order to fund its cash requirements until such time as the Company obtains the long-term financing it is seeking. The $500,000 commitment has subsequently been converted into a bridge loan, which will constitute Senior Debt, will bear interest at the rate of ten percent per annum, and will be due April 15, 2001. The bridge loan is automatically convertible into Series A Convertible Preferred Stock upon the conclusion of a public or private financing that contributes at least $1.75 million of additional net proceeds to the Company. The bridge loan is secured by all of the Company's intellectual property. The Company has also received a letter of intent from an outside investor to provide an additional $750,000 of financing under the same bridge loan.

         The Company believes that, with the $1.25 million bridge loan described above, it has sufficient cash balances to fund its operations up to November 1998. The Company is actively seeking additional financing in the amount of $1.75-$3.75 million through a private placement or other financing alternative and is in discussion with several parties.

         The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include cost reductions (both general and administrative and research and development) as noted above, licensing of the Company's technologies, and selling the Company's intellectual property. Although the Company believes that it will be successful in its capital raising efforts, there is no guarantee that the Company will be able to raise such capital on terms satisfactory to the Company. Accordingly, as of March 31, 1998, there is substantial doubt as to the Company's ability to continue as a going concern.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           Effective March 31, 1998, the Board of Directors elected Douglas G. Bailey as a Director of the Company. Douglas Bailey is the son of Ralph E. Bailey, presently Chairman of the Company.

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



                        CLEAN DIESEL TECHNOLOGIES, INC.



Date: May 14, 1998                By: /s/Jeremy D. Peter-Hoblyn
                                      --------------------------------------
                                      Jeremy D. Peter-Hoblyn
                                      President and Chief Executive Officer


Date: May 14, 1998                By: /s/Scott M. Schecter
                                      ---------------------------------------
                                      Scott M. Schecter
                                      Vice President and Chief Financial Officer