Form 10-Q
period 1998-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 1998-08-14
CIK 949428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

         Commission file number:      0-27432
                                   --------------

                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                          06-1393453
------------------------                               ----------------
(State of Incorporation)                               (I.R.S. Employer
                                                       Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                         06901-3522
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


                               Yes __X__ No _____

As of August 13, 1998, there were outstanding 2,516,666 shares of Common Shares, par value $0.05 per share, of the registrant.


================================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                  Form 10-Q for the Quarter Ended June 30, 1998

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets as of June 30, 1998,                        1
                  and December 31, 1997

                  Statements of Operations for the Three and                 2
                  Six Month Periods Ended June 30, 1998, and
                  1997, and for the Period from January 1, 1992, through June 30, 1998

                  Statements of Cash Flows for the Six                       3
                  Month Periods Ended June 30, 1998, and 1997, and for the Period from January 1, 1992, through June 30, 1998

                  Note to Financial Statements                               4

Item 2.           Management's Discussion and Analysis of                    7
                  Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                         11
Item 2.           Changes in Securities                                     11
Item 3.           Defaults on Senior Securities                             11
Item 4.           Submission of Matters to a Vote of Security Holders       11
Item 5.           Other Information                                         12
Item 6.           Exhibits and Reports on Form 8-K                          12


SIGNATURES

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements (Unaudited)



                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                                 Balance Sheets

(in thousands except share data)

                                                              June 30,      December 31,
                                                                1998           1997
                                                            -----------     ------------
                                                            (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                     $  1,010        $  1,239
Inventories                                                        204             205
Other current assets                                               202             238
                                                              --------        --------

Total current assets                                             1,416           1,682

Other assets                                                        57              68
                                                              --------        --------

Total assets                                                  $  1,473        $  1,750
                                                              ========        ========

Liabilities and shareholders' equity (deficiency)
Current liabilities:
Accounts payable and accrued expenses                         $    524        $    794
Term loan payable to Fuel-Tech N.V.                                100             100
                                                              --------        --------

Total current liabilities                                          624             894

Term loan payable to Fuel-Tech N.V.                                395             395
Bridge loan payable to Fuel-Tech N.V.                              500            --
Bridge loan payable to other lenders                               750            --
                                                              --------        --------

Total liabilities                                                2,269           1,289

Shareholders' equity (deficiency):
Preferred stock, par value $.05 per share, authorized
   100,000 shares, no shares issued and outstanding               --              --
Common Shares, par value $.05 per share, authorized
   15,000,000 shares (5,000,000 in 1997), issued and
   outstanding 2,516,666 shares                                    126             126
Additional paid-in capital                                      11,188          11,188
Deficit accumulated during development stage                   (12,110)        (10,853)
                                                              --------        --------

Total shareholders' equity (deficiency)                           (796)            461
                                                              --------        --------

Total liabilities and shareholders' equity (deficiency)       $  1,473        $  1,750
                                                              ========        ========



See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                            Statements Of Operations
                                   (Unaudited)
(in thousands except per share data)



                                                                                                   Period from
                                     Three Months Ended              Six Months Ended            January 1, 1992,
                                          June 30,                        June 30,                   through
                                    1998            1997             1998            1997         June 30, 1998
                               -------------   -------------    -------------   -------------   ------------------


Sales                                 $    9        $     40          $     9        $     80        $         208

Costs and expenses:
Cost of sales                              5              23                5              46                  137
General and administrative               304             462              755             958                5,797
Research and development                 179             706              415           1,162                5,732
Patent filing and maintenance             24              40               80             115                1,018
                               -------------   -------------    -------------   -------------   ------------------

Loss from operations                     503           1,191            1,246           2,201               12,476
Interest income                           (8)            (46)             (21)           (110)                (602)
Interest expense                          21               9               32              24                  236
                               -------------   -------------    -------------   -------------   ------------------

Net loss during development
   stage                             $   516        $  1,154          $ 1,257        $  2,115        $      12,110
                               =============   =============    =============   =============   ==================

Basic and diluted loss per
   Common Share                      $  0.21        $   0.46          $  0.50        $   0.84                  N/A
                               =============   =============    =============   =============   ==================

Average number of Common
   Shares outstanding                  2,517           2,517            2,517           2,514                  N/A
                               =============   =============    =============   =============   ==================



See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                            Statements Of Cash Flows
                                   (Unaudited)

(in thousands)

                                                                                              Period from
                                                            Six Months Ended               January 1, 1992,
                                                                  June 30,                      through
                                                            1998           1997              June 30, 1998
                                                       ------------    ------------      -----------------

Operating activities
Net cash used in operating activities                     $  (1,477)     $   (1,965)          $  (11,967)

Financing activities
Proceeds from 1995 Rights Offering, net of
   $630 of brokerage commissions                                 --              --               11,156
Expenses of 1995 Rights Offering                                 --              --                 (425)
Repayment of expenses of 1995 Rights Offering
   paid by Fuel-Tech N.V.                                        --              --                 (200)
Issuance of Common Shares to parent                              --              --                  250
Net parent company investment                                    --              --                  469
Proceeds of loan from Fuel-Tech N.V.                             --              --                2,874
Repayment of loan to Fuel-Tech N.V.                              --            (250)              (2,313)
Proceeds from exercise of stock options                          --               3                    4
Proceeds of Bridge Loan from Fuel-Tech N.V.                     500              --                  500
Proceeds of Bridge Loan from other lenders                      750              --                  750
                                                       ------------    ------------         ------------

Net cash provided from (used in) financing
   activities                                                 1,250            (247)              13,065

Investing activities
Sale of short-term investments                                   --           2,000                   --
Purchase of fixed assets                                         (2)             (5)                 (88)
                                                       -------------   -------------        -------------

Net cash (used in) provided from investing
   activities                                                    (2)          1,995                  (88)
                                                       -------------   -------------        -------------
Net (decrease) increase in cash and
   cash equivalents                                            (229)           (217)               1,010
Cash and cash equivalents at beginning
   of period                                                  1,239           3,270                   --
                                                       ------------    ------------         ------------

Cash and cash equivalents at
   end of period                                          $   1,010      $    3,053          $     1,010
                                                       ============    ============         ============


See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                          Note To Financial Statements
                                  June 30, 1998
                                   (Unaudited)


Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and also the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 1998.

         Clean Diesel Technologies, Inc. (the "Company") is a development-stage enterprise, and its efforts from January 1, 1992, through June 30, 1998, have been devoted to the research, development, and commercialization of Platinum Fuel Catalysts ("PFCs"), some of which are licensed to the Company by Fuel-Tech N.V. ("Fuel Tech"), and nitrogen oxide ("NOx") reduction technologies for diesel engines. There were no material activities related to the Company's business in 1990 or 1991. Prior to 1990, the activities of Fuel Tech were focused on other applications of the PFCs that were unrelated to the Company's present or contemplated business and were not material to the overall development of the Company's products. Therefore, such costs have been excluded from the determination of the Company's development costs.

         In the first quarter of 1997, the Company began selling its PFCs on a commercial basis to the consumer car care market for use in the aftertreatment of fuel. In order to sell the PFCs in other markets, however, additional development and field testing may be required. The Company's NOx control technologies will require additional field testing to determine their commercial viability. The accomplishment of these objectives by the Company will require additional capital, and there can be no assurance that such capital will be available. As more fully described under the caption "Related Party Transactions" below, during 1998 the Company obtained a $1.4 million in bridge loan notes (the "Bridge Loan"). Proceeds from the Bridge Loan in the amount of $1.25 million were obtained through June 1998 and $0.15 million was obtained in July 1998. The Company is actively seeking additional funding in the amount of $2.0 million to $3.75 million (exclusive of estimated offering expenses and broker-dealer commissions of $0.6 million) through a rights offering (the "Rights Offering"). For further information, refer to the "Note to Financial Statements -- Subsequent Events." With proceeds from the Bridge Loan, management believes that the Company has adequate capital to fund its operations up to November 1998. For further information, refer to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Sources of Capital" elsewhere in this Form 10-Q.

Going Concern

         The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

         As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In addition to the $1.4 million Bridge Loan mentioned above, the Company is actively seeking additional financing of $2.0 million to $3.75 million through the Rights Offering. The proposed Rights Offering will entitle holders to purchase a new series of Preferred Stock of the Company which, in turn, will be convertible into Common Shares. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that the Company will be able to raise such capital on terms satisfactory to the Company. Accordingly, at June 30, 1998, there is substantial doubt as to the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Sources of Capital" elsewhere herein.

Inventories

         Inventories are stated at lower of cost or market and consist of finished product. Cost is determined using the first-in, first-out (FIFO) method.

Deferred Bridge Loan Costs

         Other current assets include approximately $32,000 of deferred bridge loan costs. These costs are associated with obtaining the $1.4 million Bridge Loan mentioned above and will be amortized over the life of the Bridge Loan.

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

Warrant to Purchase Common Shares

         In March 1997, in consideration of his undertaking to assist the Company in obtaining sources of permanent financing, the Company granted a director of the Company a warrant to purchase 25,000 shares of the Company's Common Shares for $10.00 per share (a 142% premium over market price on the date of issue). The warrant expires on March 17, 2004. Included in the Company's Financial Statements in 1997 is $30,000 of expense related to the issuance of this purchase warrant, which represented the fair value of services received as determined by the Black-Scholes option pricing model.

Related Party Transactions

       On February 17, 1998, Fuel Tech agreed to provide the Company with up to $500,000 in order to fund its cash requirements until such time as the Company obtains the long-term financing it is seeking. The commitment was subsequently converted into the Bridge Loan, which constitutes senior secured debt, bears interest at the rate of ten percent per annum, and matures April 15, 2001. The Bridge Loan is automatically convertible into Series A Convertible Preferred Stock (the "Series A Stock") upon the conclusion of a public or private financing that contributes at least $1.75 million of additional net proceeds to the Company. The Bridge Loan is secured by all of the Company's intellectual property. The Company also received a commitment from outside investors to provide an additional $900,000 of financing under the Bridge Loan (having the same terms and conditions, including maturity date). As of June 30, 1998, $1.25 million of the proceeds from the Bridge Loan were received by the Company. An additional $150,000 was received in July 1998.

       The Company believes that, with the proceeds from the $1.4 million Bridge Loan described above, it has sufficient cash balances to fund its operations up to November 1998. The Company is actively seeking additional financing in the amount of $2.0 million to $3.75 million through the Rights Offering (exclusive of estimated offering expenses and broker-dealer commissions of $0.6 million). The Company believes that the net proceeds of the Rights Offering, together with the $1.4 million Bridge Loan, will be sufficient to fund its operations through January 2000 (assuming $3.75 million is raised) or April 1999 (assuming $2.0 million is raised). Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that the Company will be able to raise such capital on terms satisfactory to the Company.

Subsequent Events

       On July 1, 1998, Platinum Plus, Inc. ("Platinum Plus"), a wholly owned subsidiary of Fuel-Tech N.V., elected to defer repayment of the $100,000 of principal due on the $495,000 term note to the Company (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Sources of Capital" elsewhere herein). Platinum Plus has reserved the right, however, to call this payment at any time. As of the date of this Form 10-Q, Platinum Plus has not demanded repayment. Interest through July 1, 1998, was paid by the Company to Platinum Plus.

       On August 7, 1998, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the Rights Offering described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Sources of Capital" elsewhere herein for a further discussion of the Rights Offering.

                         CLEAN DIESEL TECHNOLOGIES, INC.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements

         Statements in this Form 10-Q which are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 1997. See also "RISK FACTORS--Factors Relating to the Company" in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 1998.


Results of Operations

         Sales for the second quarter and first six months of 1998 were $9,000 for each period, compared with $40,000 and $80,000, respectively, in the corresponding periods in 1997. The 1998 amounts related to the sale by the Company of catalytic oxidizers and engineering services to ARCADIS Geraghty & Miller, Inc. for use in a shipboard demonstration conducted by the U.S. Environmental Protection Agency and U.S. Navy. The 1997 sales related to Platinum Fuel Catalyst ("PFC") products purchased by Holt Lloyd International Ltd. ("Holts"), pursuant to a September 1996 supply agreement. In early 1997, Holts launched the Company's PFC products for use with Holts' fuel additives in the aftertreatment of fuel for both gasoline and diesel engines in several European countries. The results were disappointing due to consumers' lack of understanding of the products' benefits. Holts is currently conducting sales and marketing efforts in order to reposition the product through service and repair shops. Additionally, in December 1997, Holts was acquired by Prestone Products, Inc. ("Prestone"), a division of AlliedSignal . There were no sales of the PFCs in the first six months of 1998 due to management and product line changes at Holts resulting from the Prestone acquisition, and the Company expects a delay in the buildup of sales to Holts in 1998.

         Cost of sales for the second quarter and first six months of 1998 were $5,000 for each period, versus $23,000 and $46,000, respectively, in the corresponding periods in 1997. Cost of sales related to the sale of diesel oxidation catalysts in 1998 and PFCs to Holts in 1997, as more fully described above.

         General and administrative expenses for the second quarter and first six months of 1998 decreased to $304,000 and $755,000, respectively, from $462,000 and $958,000, respectively, in the comparable periods in 1997. The decrease is the result of the implementation of some of the Company's plans to minimize expenses in order to conserve cash, pending securing additional working capital. Such plans included reducing the administrative staff from four to two, closing the Company's U.K. office, and reducing management fees charged to the Company by Fuel Tech N.V. ("Fuel Tech"). These plans were partially offset by the increased costs associated with the Company's financing efforts.

         Research and development ("R&D") expenses for the second quarter and first six months of 1998 decreased to $179,000 and $415,000, respectively, from $706,000 and $1,162,000, respectively, in the comparable periods in 1997. The Company significantly reduced R&D costs in 1998 due in part to the shift in emphasis toward commercialization versus R&D. Other factors included the completion of a number of fundamental programs in 1997, the deferral of certain field trials due to the Company's diminishing working capital position, and the Company's expanded participation in collaborative and consortium-based programs with potential customers and industrial partners for which the Company is responsible for only a portion of the program costs. Additionally, a technical employee, whose salary and related benefits had been included in the R&D costs for the first six months of 1997, resigned from the Company in September 1997.

         Patent filing and maintenance expenses for the second quarter and first six months of 1998 decreased to $24,000 and $80,000, respectively, from $40,000 and $115,000, respectively, in the comparable periods in 1997. Expenses were higher in 1997 due to the costs associated with new patent filings for the Company's NOx reduction technology.

         Interest income for the second quarter and first six months of 1998 decreased to $8,000 and $21,000, respectively, from $46,000 and $110,000, respectively, in the comparable periods in 1997. The decrease is the result of the Company's diminishing cash position. Interest expense for the second quarter and first six months of 1998, however, increased to $21,000 and $32,000, respectively, from $9,000 and $24,000, respectively, in the comparable periods in 1997 due to interest expenses associated with the Bridge Loan (See "Note to Financial Statements--Related Party Transactions").

         The Company is currently taking steps to minimize costs and expenses in order to conserve cash pending securing additional working capital, and consequently, expects costs and expenses to be lower in 1998 versus 1997, although no assurances can be given in this regard. See "Liquidity and Sources of Capital" below for a further description of the Company's efforts to secure additional funding.

Liquidity and Sources of Capital

         The Company is a development-stage company and has incurred losses since inception (January 1, 1992) aggregating $12,110,000 at June 30, 1998. The Company expects to incur losses through the foreseeable future as it further pursues its R&D efforts and the commercialization of its products. Although the Company began selling product in 1997, the sales have been minimal, and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

         In December 1995, the Company raised approximately $10.5 million, net of offering expenses and broker-dealer commissions of approximately $1.3 million, through the 1995 Rights Offering of its shares by Fuel Tech. The Company then repaid Fuel Tech approximately $2.3 million in intercompany loans.

         On February 17, 1998, Fuel Tech agreed to provide the Company with up to $500,000 in order to fund its cash requirements until such time as the Company obtains the long-term financing it is seeking. On May 20, 1998, the $500,000 commitment was converted into a bridge loan (the "Bridge Loan), which constitutes senior secured debt, bears interest at the rate of ten percent per annum, and matures on April 15, 2001. The Bridge Loan automatically converts into Series A Convertible Preferred Stock (the "Series A Stock") upon the conclusion of a public or private financing that contributes $1.75 million of additional net proceeds to the Company (including the Rights Offering, if consummated and assuming it meets such conditions). The Bridge Loan is secured by all of the Company's intellectual property. The Company has also received an additional $900,000 of financing from outside investors under the same Bridge Loan (having the same terms and conditions, including maturity date). As of June 1998, the Company received $1.25 million of the proceeds from the Bridge Loan. An additional $150,000 was received in July 1998.

         Holders of Series A Stock will be entitled to receive when, as and if declared by the Board of Directors out of funds of the Company legally available therefor, cash dividends at the annual rate of nine percent. In lieu of making dividends in cash, however, the Company may elect to pay dividends in kind at the annual rate of eleven percent.

         As discussed in the "Note to Financial Statements--Subsequent Events" elsewhere herein, on August 7, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission in connection with the Rights

Offering. Pursuant to the Rights Offering, the Company will be issuing Series B Convertible Preferred Stock, which will have similar dividend rights and will rank pari passu in liquidation and bankruptcy to those of the Series A Stock mentioned above.

         For the period January 1, 1992, through June 30, 1998, the Company used cash of $13,065,000 in operating activities.

         In 1997, the Company repaid $250,000 of a $745,000 promissory demand note with Fuel Tech and restructured the remaining amount into a $495,000 term note (the "Term Note") with Platinum Plus, a wholly owned subsidiary of Fuel Tech. The principal amount of the Term Note is payable in three annual installments of $100,000 each on July 1 of each of the years 1998 through 2000 with a final installment of $195,000 on July 1, 2001. On July 1, 1998, Platinum Plus elected to defer the repayment of the $100,000 of principal which was payable on that date. Platinum Plus has reserved the right, however, to call this payment at any time. As of the date of this Form 10-Q, Platinum Plus has not demanded repayment. Interest at a rate of eight percent per annum is payable on the unpaid balance on each principal payment date. The interest on the note as of July 1, 1998, was paid by the Company.

         At June 30, 1998, and December 31, 1997, the Company had cash and cash equivalents of $1,010,000 and $1,239,000, respectively. Working capital at those dates was $792,000 and $788,000 respectively. In light of the Company's diminishing cash and working capital, the Company has taken steps to decrease expenditures in 1998, as more fully discussed in "Results of Operations" above.

         Effective as of October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its Platinum Fuel Catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company agreed to pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFCs, commencing in 1998. The royalty obligation expires in 2008. The Company may at any time terminate the royalty obligation by payment to Fuel Tech in any year from 1998 through 2008 of amounts, depending on the year, declining from $12 million in 1998 to $1.1 million in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date, no royalties have been paid to Fuel Tech.

         In September 1996, the Company entered into a supply agreement with Holts of the United Kingdom to sell the Company's PFCs under the Platinum Plus trademark for use with Holts' fuel additives in the consumer car care market for aftertreatment of fuel for both new and used diesel engines in vehicles. The agreement covers territories worldwide except for North, Central, and South America. This agreement has a ten-year term with extension options. The exclusivity of the agreement is determined by the attainment (or reasonable effort toward the attainment) of predetermined minimum performance levels for each territory on a calendar-year basis. The agreement also provides for the marketing of a platinum-based gasoline fuel additive by Holts on similar terms and in similar territories, if developed by the Company. The Company's PFCs were test-marketed by Holts in Europe in the fourth quarter of 1996, with commercial sales commencing in the first quarter of 1997. Based on jointly funded testing by Holts and the Company, such a gasoline product was developed by the Company and launched by Holts in September 1997 under the Cat Guard name with disappointing results. The exclusivity granted to Holts was revoked by the Company in the second quarter of 1998 due to lower-than-expected performance levels, and the company may terminate this agreement, at its option, after March 1999.

         As previously noted, the Company anticipates incurring additional losses through the foreseeable future as it further pursues its research, development, and commercialization efforts. The Company believes that, with the $1.4 million Bridge Loan, it has sufficient cash balances to fund its operations up to November 1998. The Company intends to fund its future cash needs through the Rights Offering of its securities and/or another financing alternative. Except for the Rights Offering described herein, no other financing alternative is currently planned. Although management believes that it will be successful in its fund-raising efforts, there is no guarantee that such funds will be available on terms satisfactory to the Company.

         If the Rights Offering is fully subscribed or the minimum subscription is obtained, the Company anticipates receiving proceeds of $3.75 million or $2.0 million, respectively, exclusive of estimated offering expenses and broker-dealer commissions of $0.6 million. The Company believes that the net proceeds of the Rights Offering, together with the net proceeds from the $1.4 million bridge financing effected in 1998, will be sufficient for the commercialization of its PFC and NOx products through January 2000 (assuming full subscription) and through April 1999 (assuming minimum subscription), although no assurances can be given in this regard. Thereafter, the Company anticipates that it may require additional funding in the form of a public or private offering of the Company's securities. Any offering of the Company's equity securities may result in immediate and significant dilution to the shareholders of the Company. The ability of the Company to consummate a public offering or to obtain other financing will depend on the status of the Company's commercial efforts, marketing programs and field trials, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available when needed or on terms acceptable to the Company. Absent a successful Rights Offering, and without continued sufficient financing from an alternative source, the Company's ability to meet its current plans for expansion will be materially adversely affected, and the Company will not be able to continue as a going concern beyond November 1998. See the "Note to Financial Statements--Going Concern" above.

Impact of Year 2000

         The Company is in the process of completing an assessment of the impact that the millennium may have on its computer software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be completed not later than December 31, 1998, which is prior to any possible impact on the Company's operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose any operational problems for its computer systems. Management believes that the cost to the Company, if any, related to this issue will be insignificant. In addition, during 1998, the Company intends to communicate with its vendors to ascertain the status of their Year 2000 initiatives.

Foreign Currency Risk

         To date, sales, marketing, and testing of the Company's PFCs have been limited principally to Europe. While the Company has not experienced any significant foreign currency exposure with respect to such activities, there can be no assurance that exposure to the currency fluctuation will not have a significant effect on the Company's operations in the future. The Company intends to manage the risk to such exposure, if any, by entering into foreign currency futures and option contracts.

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings
              None

Item 2.       Changes in Securities

              a. By approval of the shareholders of the Company at the Annual Meeting of Stockholders on June 17, 1998, the authorized number of Common Shares of the Company was increased from 5 million to 15 million (see Item 4 below).

              b. Effective May 20, 1998, the Company issued $1.25 million in privately placed Bridge Loan Notes (the "Loan Notes") secured by all of the Company's intellectual property. The amount of the Loan Notes was increased to $1.4 million on July 28, 1998. The Loan Notes are convertible under certain circumstances into Series A Convertible Preferred Stock (the "Series A Stock"). The Loan Notes and the Series A Stock were authorized by action of the Company's Board of Directors on March 31, 1998. In a liquidation or bankruptcy of the Company, the rights of the holders of the Company's Common Shares would be affected by the prior rights of the holders of the Loan Notes, or, on conversion of some or all of the Loan Notes into Series A Stock, the prior rights of holders of Series A Stock. The terms and conditions of the Loan Notes and the Series A Stock are set forth in detail in the exhibits to the Company's Form 8-K filed May 28, 1998, which Form 8-K is incorporated by reference herein and Exhibits 10q and 10r to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 1998, which exhibits are incorporated here by reference.

Item 3.       Defaults on Senior Securities
              None

Item 4.       Submission of Matters to a Vote of Security Holders

              a. At the Annual Meeting of the Company, held on June 17, 1998:

                    The proposal to elect five (5) directors was approved by a vote of a majority of those present and voting, and, specifically with respect to each individual nominee, as follows:

              Name                          Votes Cast        Votes For       Votes Withheld
              ----                          ----------        ---------       --------------

              Ralph E. Bailey               1,456,381         1,451,867               4,514
              Douglas G. Bailey             1,456,381         1,452,127               4,254
              John A. de Havilland          1,456,381         1,450,867               5,514
              Charles W. Grinnell           1,456,381         1,452,127               4,254
              Jeremy D. Peter-Hoblyn        1,456,381         1,452,127               4,254
              James M. Valentine            1,456,381         1,452,127               4,254

              b. The appointment of Ernst & Young LLP as independent auditors of the Company for the year 1998 was approved by a vote of 1,455,381 shares in favor, 1,000 shares against, and no shares abstaining.

              c. The proposal to approve the amendment of the Certificate of Incorporation of the Company to increase the authorized Common Shares of the Company from 5 million to 15 million was approved by a vote of 1,455,081 shares in favor, 1,300 shares against, and no shares abstaining.

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K
              a.    Exhibits
                    None

              b.    Reports on Form 8-K

                    April 14, 1998 Re: Letter of Intent for $1.25 million
                                       Bridge Loan Agreement dated April 3, 1998
                    May 28, 1998   Re: Bridge Loan Agreement dated May 8, 1998

                         CLEAN DIESEL TECHNOLOGIES, INC.
                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date:  August 13, 1998         By: /s/Jeremy D. Peter-Hoblyn
                                   -------------------------
                                     Jeremy D. Peter-Hoblyn
                                     President and Chief Executive Officer



Date:  August 13, 1998         By: /s/Scott M. Schecter
                                   --------------------
                                     Scott M. Schecter
                                     Vice President and Chief Financial Officer