Form 10-Q
period 1998-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 1998-11-17
CIK 949428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 1998

                                       or

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

                               Yes __X__ No _____

As of November 13, 1998, there were outstanding 2,516,666 shares of Common Shares, par value $0.05 per share, of the registrant.

================================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
               Form 10-Q for the Quarter Ended September 30, 1998

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of September 30, 1998,
         and December 31, 1997                                                 1

         Statements of Operations for the Three- and Nine-Month
         Periods Ended September 30, 1998, and 1997,
         and for the Period from January 1, 1992,
         through September 30, 1998                                            2

         Condensed Statements of Cash Flows for the Nine-Month
         Periods Ended September 30, 1998, and 1997,
         and for the Period from January 1, 1992,
         through September 30, 1998                                            3

         Note to Financial Statements                                          4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13
Item 2.  Changes in Securities                                                13
Item 3.  Defaults on Senior Securities                                        13
Item 4.  Submission of Matters to a Vote of Security Holders                  13
Item 5.  Other Information                                                    13
Item 6.  Exhibits and Reports on Form 8-K                                     14


SIGNATURES

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements (Unaudited)


                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                                 Balance Sheets

(in thousands except share data)

                                                      September 30,        December 31,
                                                          1998                  1997
                                                      -------------        ------------
                                                       (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                $   457           $  1,239
Inventories                                                  214                205
Other current assets                                         187                238
                                                         -------           --------
Total current assets                                         858              1,682

Other assets                                                  51                 68
                                                         -------           --------
Total assets                                             $   909           $  1,750
                                                         =======           ========
Liabilities and shareholders' (deficiency) equity
  Current liabilities:
Accounts payable and accrued expenses                    $   755           $    794
                                                         -------           --------
Total current liabilities                                    755                794

Long-term debt:
Term loan payable to Fuel Tech                               495                495
Bridge loan payable to Fuel Tech                             500                 --
Bridge loan payable to other lenders                         900                 --
                                                         -------           --------
Total long-term debt                                       1,895                495

Series A Convertible Preferred Stock (Redeemable),
   par value $.05 per share, Liquidation preference
   $500 per share, authorized 10,000 and no shares,
   no shares issued and outstanding                           --                 --

Shareholders' (deficiency) equity:
Convertible Preferred Stock, par value $.05 per share,
   authorized 90,000 and 100,000 shares, no shares
   issued and outstanding                                     --                 --
Common Shares, par value $.05 per share, authorized
   15,000,000 and 5,000,000 shares, issued and
   outstanding 2,516,666 shares                              126                126
Additional paid-in capital                                11,188             11,188
Deficit accumulated during development stage             (13,055)           (10,853)
                                                         -------           --------
Total shareholders' (deficiency) equity                   (1,741)               461
                                                         -------           --------
Total liabilities and shareholders'
  (deficiency) equity                                    $   909           $  1,750
                                                         =======           ========

See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                            Statements of Operations
                                   (Unaudited)

(in thousands except per share data)

                                                                                           Period from
                                         Three Months Ended     Nine Months Ended        January 1, 1992,
                                            September 30          September 30               through
                                          1998        1997        1998       1997       September 30, 1998
                                        --------    --------    --------   --------     ------------------
Sales                                   $   30      $   80      $   39     $   160          $    238

Costs and expenses:
Cost of sales                               19          45          24          91               156
General and administrative                 366         350       1,121       1,309             6,163
Research and development                   269         551         684       1,713             6,001
Patent filing and maintenance               39          43         119         158             1,057
                                        ------      ------      ------     -------          --------

Loss from operations                       663         909       1,909       3,111            13,139
Interest income                             (9)        (34)        (30)       (144)             (611)
Interest expense                            44          10          76          34               280
Cost of withdrawn Rights Offering          247          --         247          --               247
                                        ------      ------   ---------     -------          --------

Net loss during development
   stage                                $  945      $  885      $2,202     $ 3,001          $ 13,055
                                        ======      ======   =========     =======          ========

Basic and diluted loss per
   Common Share                         $ 0.38      $ 0.35      $ 0.87     $  1.19               N/A
                                        ======      ======   =========     =======          ========

Average number of Common
   Shares outstanding                    2,517       2,517       2,517       2,515               N/A
                                        ======      ======   =========     =======          ========

See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

(in thousands)

                                                                                         Period from
                                                            Nine Months Ended          January 1, 1992,
                                                              September 30,                through
                                                           1998          1997         September 30, 1998
                                                         --------      --------      --------------------
Operating activities
Net cash used in operating activities                    $(2,180)      $(3,064)            $(12,670)

Financing activities
Proceeds from 1995 Rights Offering, net of
   $630 of brokerage commissions                              --            --               11,156
Expenses of 1995 Rights Offering                              --            --                 (425)
Repayment of expenses of 1995 Rights Offering
   paid by Fuel Tech                                          --            --                 (200)
Issuance of Common Shares to parent                           --            --                  250
Net parent company investment                                 --            --                  469
Proceeds of loan from Fuel Tech                               --            --                2,874
Repayment of loan to Fuel Tech                                --          (250)              (2,313)
Proceeds from exercise of stock options                       --             3                    4
Proceeds of Bridge Loan from Fuel Tech                       500            --                  500
Proceeds of Bridge Loan from other lenders                   900            --                  900
                                                         -------       -------             --------
Net cash provided from (used in) financing
   activities                                              1,400          (247)              13,215

Investing activities
Sale (purchase) of short-term investments                     --         2,000                   --
Purchase of fixed assets                                      (2)           (7)                 (88)
                                                         -------       -------             --------
Net cash (used in) provided from investing
   activities                                                 (2)        1,993                  (88)
                                                         -------       -------             --------
Net (decrease) increase in cash and
   cash equivalents                                         (782)       (1,318)                 457
Cash and cash equivalents at beginning
   of period                                               1,239         3,270                   --
                                                         -------       -------             --------
Cash and cash equivalents at
   end of period                                         $   457       $ 1,952             $    457
                                                         =======       =======             ========

See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                          Note to Financial Statements
                               September 30, 1998
                                   (Unaudited)


Basis of Presentation

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Clean Diesel Technologies, Inc. (the "Company") is a development-stage company, and its efforts from January 1, 1992, through September 30, 1998, have been devoted to the research, development, and commercialization of Platinum Fuel Catalysts ("PFCs"), some of which are licensed to the Company by Fuel-Tech N.V. ("Fuel Tech"), and nitrogen oxide ("NOx") reduction technologies for diesel engines. There were no material activities related to the Company's business in 1990 or 1991. Prior to 1990, the activities of Fuel Tech were focused on other applications of the PFCs that were unrelated to the Company's present or contemplated business and were not material to the overall development of the Company's products. Therefore, such costs have been excluded from the determination of the Company's development costs.

         In the first quarter of 1997, the Company began selling its PFCs on a commercial basis to the consumer car care market for use in the aftertreatment of fuel. In order to sell the PFCs in other markets, however, additional development and field testing may be required. In the third quarter of 1998, the Company recorded the first sales of its commercial prototype of the ARIS(TM) 2000 diesel NOx reduction system for testing and evaluation purposes. The Company's NOx control technologies will require additional field testing to determine their commercial viability. As more fully described elsewhere herein, during 1998, the Company received net proceeds of $1.4 million and commitments for an additional $1.85 million from private placements, which will assist in the pursuit of the Company's commercialization efforts.

         In the first half of 1998, the Company received $1.4 million in bridge loan notes (the "Bridge Loan"). According to the terms of the Bridge Loan, if the Company raises a minimum of an additional $1.75 million, net of expenses, the Bridge Loan is automatically convertible into shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). In November 1998, the Company received commitments of approximately $1.85 million, net of expenses, for shares of its Series A Preferred Stock, which when received would trigger the above-mentioned Bridge Loan conversion. Additionally, in November 1998, Fuel Tech elected to exchange its $495,000 term loan note (the "Term Note") (along with the accrued interest) with the Company for shares of the Company's Series A Preferred Stock upon receipt by the Company of the proceeds of $1.85 million mentioned above. With the $3.25 million net proceeds derived from these issues and the conversion of the Company's outstanding debt, the Company's management believes that it will be able to fund its operations through the third quarter of 1999. These funds, together with expected revenues, may be sufficient to fund the Company's operations until it generates a positive cash flow, although no assurance can be given that the Company will not be required to seek additional debt or equity financing in the future. See "Related Party Transactions," "Subsequent Events," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Sources of Capital" elsewhere herein for additional information.

Going Concern

         The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

         As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In addition to the $3.25 million funding mentioned above, the Company may require additional capital in the future in order to fund its operations. Although the Company believes that it will be successful in its capital-raising efforts, should they be necessary, there is no guarantee that it will be able to raise such capital on terms satisfactory to the Company. Accordingly, at September 30, 1998, there continues to be substantial doubt as to the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Sources of Capital" elsewhere herein for additional information.

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

Warrant to Purchase Common Shares

         In March 1997, in consideration of his undertaking to assist the Company in obtaining sources of permanent financing, the Company granted a director of the Company a warrant to purchase 25,000 shares of the Company's Common Shares for $10.00 per share, a 142% premium over the market price on the date of issue. The warrant expires on March 17, 2004. Included in the Company's Statement of Operations for the nine-month period ended September 30, 1997, is $30,000 of expense related to the grant of this warrant, which represented the fair value of services received, as determined by the utilization of the Black-Scholes option pricing model.

Related Party Transactions

         On July 1, 1995, the Company entered into a $745,000 promissory demand note (the "Demand Note") with Fuel Tech bearing an interest rate of eight percent per annum. Pursuant to the Company's agreement with Fuel Tech, Fuel Tech did not demand repayment during 1995 or 1996. In the first quarter of 1997, the Company repaid $250,000 of this note. Throughout the life of the note, the Company had made monthly interest payments on the unpaid balance. On November 5, 1997, the Company entered into a $495,000 promissory term note (the "Term Note") with Platinum Plus, Inc. (a wholly owned subsidiary of Fuel Tech) representing the unpaid balance of the Demand Note on that date. The principal amount is payable in three annual installments of $100,000 each on July 1 of each of the years 1998 through 2000 with a final installment of $195,000 on July 1, 2001. On July 1, 1998, Platinum Plus elected to defer the repayment of the $100,000 of principal which was payable on that date. Interest at a rate of eight percent per annum is payable on the unpaid balance on each principal payment date. The interest accrued on the note as of July 1, 1998 was paid by the Company.

         On February 17, 1998, Fuel Tech agreed to provide the Company with up to $500,000 in order to fund its cash requirements until such time as the Company obtained the long-term financing it was seeking. The $500,000 commitment, along with a $900,000 commitment from other lenders, was subsequently converted into the Bridge Loan which, pursuant to its conversion features, will automatically convert into shares of the Company's Series A Preferred Stock in November 1998 upon receipt by the Company of the proceeds from the $1.85 million private placement noted above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Sources of Capital" elsewhere herein for additional information.

         On November 11, 1998, Fuel Tech elected to exchange the $495,000 Term Note (along with the interest which had accrued since July 1, 1998) for shares of the Company's Series A Preferred Stock. As a result of the aforementioned anticipated exchanges by Fuel Tech and assuming full conversion of the Series
A Preferred Stock into the Company's Common Shares, Fuel Tech's ownership interest in the Company will remain unchanged. See "Subsequent Events" below for further information.

Subsequent Events

         On November 5, 1998, the Company notified the Securities and Exchange Commission that it had canceled its pending Rights Offering for $2 million of shares of the Company's Series B Preferred Stock. The Statements of Operations for the three- and nine-month periods ended September 30, 1998, include approximately $247,000 of previously deferred costs associated with this Rights Offering.

         Effective November 11, 1998, the Company received commitments from European investors through a private placement for approximately $1.85 million, subject to exchange rate adjustments which are not deemed to be significant, against the issue and sale of approximately 3,710 shares of the Company's Series A Convertible Preferred Stock, par value $500 per share. Simultaneously and in accordance with the terms of the $1.4 million Bridge Loan, such Bridge Loan will be converted into 2,800 shares of Series A Preferred Stock. Additionally, the $495,000 Term Note from Fuel Tech, as well as the accrued interest, will be exchanged for approximately 1000 shares of Series A Preferred Stock. As a result of these transactions, approximately 7,500 shares of Series A Preferred Stock will be outstanding.

         The shares of the Company's Series A Preferred Stock shall be redeemable at the option of a holder of the Series A Preferred Stock, in whole or in part, from time to time out of funds legally available for such purpose, at any time, on or after the fourth anniversary of the date of execution of the Certificate of Designation at the redemption price of $500 per share (which conversion price will be deemed to have been paid in full, at no extra cost to the holder thereof, with the tendering of the Series A Preferred Stock in connection with the conversion thereof), plus, in each case, an amount equal to all dividends accrued and unpaid on the shares of Series A Preferred Stock up to the date fixed for the redemption as set forth in the Certificate of Designation.

         The shares of the Company's Series A Preferred Stock are convertible into the Company's Common Shares at a rate of 333.33 Common Shares per share of Series A Preferred Stock, which is equivalent to $1.50 per Common Share. Assuming full conversion of the Series A Preferred Stock, the Company would have approximately five million Common Shares outstanding.

         The Company can force the holder to convert his shares of Series A Preferred Stock, in whole or in part, into Common Shares at any time on or after the date that the average Closing Price (as defined in the Certificate of Designation) of the Common Shares equals or exceeds $4.50 for 20 consecutive trading days. Such conversion may, at the election of the holders of 60% of the issued and outstanding shares of the Company's Series A Preferred Stock, be scheduled to occur on a pro-rata basis quarterly over 18 months.

         Subject to the provision for adjustment set forth in the Certificate of Designation, each share of the Company's Series A Preferred Stock shall be automatically converted into a number of Common Shares at the conversion price set forth in the Certificate of Designation in the event that the Company consummates the sale of Common Shares in a bona fide, firm commitment, underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $10 million of gross proceeds at a price per share of at least 200% of the Conversion Price being received by the Company (a "Qualified IPO"). In the event of such mandatory conversion, accrued and unpaid dividends will also convert into Common Shares, on the same terms as the underlying shares of Series A Preferred Stock.

         Holders of the Company's Series A Preferred Stock are entitled to receive when, as, and if declared by the Board of Directors of the Company out of funds of the Company legally available therefor, cash dividends at the annual rate of nine percent of the $500 stated value and liquidation preference of the Series A Preferred Stock price per share, provided, however, that in lieu of making dividends in cash, the Company may elect, by giving written notice to each holder of shares of the Series A Preferred Stock, to pay dividends in kind at the annual rate of eleven percent of the liquidation preference (cash dividends and dividends in kind are each deemed "Preferred Dividends"). Dividends payable to the holders of the Series A Preferred Stock are payable quarterly in arrears, on the first business day of January, April, July, and October of each year (each such date being hereinafter referred to as a "Dividend Payment Date"), commencing January 1, 1999. Preferred Dividends on shares of Series A Preferred Stock shall be cumulative and shall accrue from the date of original issuance. It is presently anticipated that the Company will pay dividends on these shares in additional shares of the Company's Series A Preferred Stock, and any earnings which the Company may realize in the foreseeable future will be retained to finance the development and expansion of the Company.

         By vote of the Company's Board of Directors effective November 11, 1998, and at the request of certain of the Bridge Loan and Loan Note lenders, Mr. Derek R. Gray was appointed to the Company's Board of Directors, which increased the number of directors from six to seven. Mr. Gray is the Managing Director of S G Associates Limited, a London-based international fiscal advisory firm.

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

Results of Operations

         Sales for the third quarter and first nine months of 1998 decreased to $30,000 and $39,000, respectively, from $80,000 and $160,000 during the respective comparable periods in 1997. The 1998 sales related primarily to sales of the Company's commercial prototype of the ARIS(TM) 2000 diesel NOx reduction system. The units were sold for testing and evaluation purposes. The 1997 sales related to Platinum Fuel Catalyst (PFC) products purchased by Holt Lloyd International Ltd. ("Holts"), pursuant to a September 1996 supply agreement. In early 1997, Holts launched the Company's PFC products for use with Holts' fuel additives in the aftertreatment of fuel for both gasoline and diesel engines in several European countries. The results were disappointing due to consumers' lack of understanding of the products' benefits and the lack of a defined market. Additionally, in December 1997, Holts was acquired by Prestone Products, Inc., a division of AlliedSignal. There were no sales of the PFCs in the first nine months of 1998. The Company is currently in discussions with potential partners for commercialization of three product groups for diesel engines. These technologies are the ARIS 2000 diesel NOx reduction technology, platinum and cerium fuel catalysts for particulate filters, and Platinum Plus(R) fuel catalysts for premium diesel fuel.

         Cost of sales decreased to $19,000 and $24,000 in the third quarter and first nine months of 1998, respectively, from $45,000 and $91,000 during the respective comparable periods in 1997. Cost of sales related primarily to the sale of the ARIS 2000 prototypes in 1998 and PFC products to Holts in 1997, as more fully described above.

         General and administrative ("G&A") expenses were $366,000 and $1,121,000 in the third quarter and first nine months of 1998, respectively, as compared with $350,000 and $1,309,000 during the respective comparable periods in 1997. The increase in the three months ended September 30, 1998, versus the comparable year-earlier period is primarily due to a larger portion of management's time being spent on (and allocated to) the commercialization of the Company's products versus research and development. As a result of the shift in emphasis towards commercialization in 1998, marketing expense also increased in 1998 versus 1997. Additionally, in 1997 the Company was reimbursed by Fuel-Tech N.V. ("Fuel Tech") for time spent by an executive of the Company working on the behalf of Fuel Tech. G&A expense for the first nine months of 1998 decreased from the comparable period in 1997 due to the implementation of measures taken by the Company to conserve cash. Such measures included reducing the administrative staff from four to two, closing the Company's London office, and reducing management fees charged to the Company by Fuel Tech.

         Research and development ("R&D") expenses for the third quarter and first nine months of 1998 decreased to $269,000 and $684,000, respectively, from $551,000 and $1,713,000 during the respective comparable periods in 1997. The Company significantly reduced costs in 1998 due in part to a shift in emphasis towards commercialization versus R&D. Other factors include the completion of a number of fundamental programs in 1997, the deferral of certain field trials until additional funding was obtained, and the Company's expanded participation in collaborative and consortium-based programs with potential customers and industrial partners for which it is responsible for only a portion of the program costs. In addition to the reallocation of some of management's time to G&A, a technical employee, whose salary and related benefits had been included in the R&D costs for the first nine months of 1997, resigned from the Company in September 1997.

         Patent filing and maintenance expenses decreased to $39,000 and $119,000 for the third quarter and first nine months of 1998, respectively, from $43,000 and $158,000 during the respective comparable periods in 1997. The decrease was due in part to the shift in emphasis towards commercialization mentioned above. Additionally, the expenses were higher in 1997 due to the costs associated with new patent filings for the Company's NOx reduction technology.

         Interest income for the third quarter and first nine months of 1998 deceased to $9,000 and $30,000, respectively, from $34,000 and $144,000 during the respective comparable periods in 1997. The decrease is the result of the Company's diminishing cash position. Interest expense increased to $44,000 and $76,000 in the third quarter and first nine months of 1998, respectively, from $10,000 and $34,000, respectively, in the comparable periods in 1997 due to interest expenses associated with the $1.4 million bridge loan notes (the "Bridge Loan"). See "Liquidity and Sources of Capital" below for further information.

         During the period May 1998 through September 1998, the Company incurred approximately $247,000 in expenses associated with an effort to secure additional funding in the form of a Rights Offering. The Company submitted a Registration Statement (Form S-1) to the Securities and Exchange Commission in August 1998. The Registration Statement was subsequently withdrawn on November 5, 1998, upon obtaining a commitment for approximately $1.85 million through a private placement. See "Liquidity and Sources of Capital" below for further information.

Liquidity and Sources of Capital

         The Company is a development-stage enterprise and has incurred losses since inception (January 1, 1992) aggregating $13,055,000 and $10,853,000 at September 30, 1998, and December 31, 1997, respectively. The Company expects to incur losses through the foreseeable future as it further pursues its research, development, and commercialization efforts. Although the Company started selling product in 1997, sales have been minimal and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

         In December 1995, the Company raised approximately $10.5 million, net of offering expenses and broker-dealer commissions of approximately $1.3 million, through the 1995 Rights Offering of its shares by Fuel Tech. The Company then repaid Fuel Tech approximately $2.3 million in intercompany loans.

         On February 17, 1998, Fuel Tech agreed to provide the Company with up to $500,000 in order to fund its cash requirements until such time as the Company obtained the long-term financing it was seeking. On May 20, 1998, the $500,000 commitment was converted into a Bridge Loan, which constitutes senior secured debt, bearing interest at the rate of ten percent per annum and maturing April 15, 2001. The Bridge Loan stipulates an automatic conversion into shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") upon the conclusion of a public or private financing that contributes a minimum of $1.75 million of additional net proceeds to the Company. The Bridge Loan is secured by all of the Company's intellectual property. During mid-1998, the Company also received an additional $900,000 of financing under the same Bridge Loan (having the same terms and conditions including maturity date) from outside investors. As of July 1998, the Company received $1.4 million, representing all of the proceeds of the Bridge Loan. See below for further information concerning the anticipated conversion of the Bridge Loan into shares of Series A Preferred Stock.

         For the period from January 1, 1992, through September 30, 1998, the Company used cash of $12,670,000 in operating activities. In 1997, the Company repaid $250,000 of a $745,000 promissory demand note with Fuel Tech and restructured the remaining amount into a $495,000 promissory term loan note (the "Term Note") with Platinum Plus, Inc. ("Platinum Plus"), a wholly owned subsidiary of Fuel Tech. The principal amount of the Term Note is payable in three annual installments of $100,000 each on July 1 of each of the years 1998 through 2000 with a final installment of $195,000 on July 1, 2001. On July 1, 1998, Platinum Plus elected to defer the repayment of the $100,000 of principal which was payable on that date. Interest at a rate of eight percent per annum is payable on the unpaid balance on each principal payment date. The interest accrued on the note as of July 1, 1998, was paid by the Company. See below for further information concerning the anticipated exchange of the Term Note for shares of the Company's Series A Preferred Stock.

         In November 1998, the Company obtained a commitment from investors for approximately $1.85 million in net proceeds against the issuance of shares of the Company's Series A Preferred Stock. As the Company received commitments for net proceeds in excess of $1.75 million, and in accordance with the Bridge Loan agreement, the $1.4 million Bridge Loan, mentioned above, will convert into shares of the Company's Series A Preferred Stock upon receipt of all of the proceeds. Additionally, in an effort to retain its approximate 27% interest in the Company (assuming conversion of the Series A Preferred Stock into the Company's Common Shares), Fuel Tech elected to exchange its $495,000 Term Note and the associated accrued interest (see above) for shares of the Company's Series A Preferred Stock upon receipt by the Company of the $1.85 million net proceeds.

         As a result of the anticipated foregoing transactions, the Company will have approximately 7,500 shares of Series A Preferred Stock outstanding, which will be convertible into approximately 2.5 million shares of the Company's Common Shares, $0.05 par. Pursuant to a Registration Rights Agreement and Consent, these Common Shares will be entitled to registrations under the Securities Act of 1933, as amended, (a) three on demand, if not less than $500,000 in value and not more often than once in every twelve months and (b) an unlimited number, if incidental or "piggy-back."

         Holders of shares of the Company's Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company out of funds of the Company legally available therefor, cash dividends at the annual rate of nine percent of the $500 stated value and liquidation preference of the Series A Preferred Stock price per share, provided, however, that in lieu of making dividends in cash, the Company may elect, by giving written notice to each holder of the Series A Preferred Stock, to pay dividends in kind at the annual rate of eleven percent of the Liquidation Preference (cash dividends and dividends in kind are each deemed "Preferred Dividends"). Dividends payable to the holders of the Series A Preferred Stock are payable quarterly in arrears, on the first business day of January, April, July, and October of each year (each such date being hereinafter referred to as a "Dividend Payment Date"), commencing January 1, 1999. Preferred Dividends on shares of Series A Preferred Stock shall be cumulative and shall accrue from the date of original issuance. It is presently anticipated that the Company will pay dividends on these shares in additional shares of Series A Preferred Stock, and any earnings which the Company may realize in the foreseeable future will be retained to finance the development and expansion of the Company. See "Note to Financial Statements -- Subsequent Events" for further information on the redemption and conversion features of the Series A Preferred Stock.

         At September 30, 1998, and December 31, 1997, the Company had cash and cash equivalents of $457,000 and $1,239,000, respectively. Working capital at those dates was $103,000 and $888,000, respectively. The decrease in cash, cash equivalents, and working capital was the result of resources used to fund the Company's operations in the first nine months of 1998. As more fully described above, in November 1998, the Company's outstanding debt, which included the $1.4 million Bridge Loan and the $495,000 Term Note, will be exchanged for shares of the Company's Series A Convertible Preferred Stock upon the Company's receipt of the $1.85 million net proceeds mentioned above. However, the Company still anticipates incurring additional losses through the foreseeable future as it further pursues its research, development, and commercialization efforts. In light of this, the Company is taking steps to minimize expenditures until such time as it is able to generate a positive cash flow.

         Effective as of October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its PFC technology. Effective November 24, 1997, the licenses were canceled, and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company agreed to pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFCs, commencing in 1998. The royalty obligation expires in 2008. The Company may at any time terminate the royalty obligation by payment to Fuel Tech in any year from 1998 through 2008 of amounts, depending on the year, declining from $12 million in 1998 to $1.1 million in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date, no royalties have been paid to Fuel Tech.

         In September 1996, the Company entered into a supply agreement with Holt Lloyd International Ltd. to sell the Company's PFCs under the Platinum Plus trademark for use with Holts' fuel additives in the consumer car care market for aftertreatment of fuel for both new and used diesel engines in vehicles. The agreement covers territories worldwide except North, Central, and South America. This agreement has a ten-year term with extension options. The exclusivity of the agreement is determined by the attainment (or reasonable effort towards the attainment) of predetermined minimum performance levels for each territory on a calendar-year basis. The agreement also provides for the marketing of a platinum-based gasoline fuel additive by Holts on similar terms and in similar territories, if developed by the Company. The Company's PFCs were test-marketed by Holts in Europe in the fourth quarter of 1996, with commercial sales commencing in the first quarter of 1997. Based on jointly funded testing by Holts and the Company, such a gasoline product was developed by the Company and launched by Holts in September 1997 under the Cat Guard name, with disappointing results. The exclusivity granted to Holts was revoked by the Company in the second quarter of 1998 due to lower-than-expected performance levels, and the Company may terminate this agreement at its option after March 1999.

         As previously stated, the Company anticipates incurring additional losses through the foreseeable future as it further pursues its research, development, and commercialization efforts. With the net proceeds of the 1998 fund-raising efforts (both the $1.4 million Bridge Loan and the anticipated $1.85 million private placement), the Company's management believes that it will be able to fund its operations through the third quarter of 1999. These funds, together with expected revenues, may be sufficient to fund the Company's operations until it generates a positive cash flow, although no assurance can be given that the Company will not be required to seek additional debt or equity financing in the future. Accordingly, at September 30, 1998, there continues to be substantial doubt as to the Company's ability to continue as a going concern.

Impact of Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions in the normal course of business activities.

         Based upon recent inquiry of the Company's software and hardware providers, management has determined that the Company's existing software and hardware are Year 2000 compliant. However, the Company has yet to commence testing such software and hardware. The Company continues to be a development-stage company and, accordingly, the Company does not have any significant operating equipment with software or embedded chips that will require remediation in order to become Year 2000 compliant.

         As the Company further pursues the commercialization and development of its technologies, management contemplates that the Company may market such technologies through strategic alliances and/or joint development agreements. The Company recognizes that the status of such third parties' Year 2000 initiatives could impact the Company's ability to successfully commercialize its products. As the Company enters into such arrangements, it intends to develop processes to assess the state of Year 2000 readiness of such third parties.

Foreign Currency Risk

         To date, a significant amount of the Company's PFC sales, marketing, and testing has taken place in Europe. While the Company has not experienced any significant foreign currency exposure with respect to such activities, there can be no assurance that exposure to currency fluctuation will not have a material effect on the Company's operations in the future. The Company intends to manage the risk of such exposure, if any, by entering into foreign currency futures and option contracts.

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings
              None

Item 2.       Changes in Securities
              None

Item 3.       Defaults on Senior Securities
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              None

Item 5.       Other Information

              a. Effective November 11, 1998, pursuant to a Loan Note Agreement of November 11, 1998, (the "Agreement") attached to this Report as Exhibit 4.1, Clean Diesel Technologies, Inc. (the "Registrant") will issue and sell to European investors for $1.85 million for 3,710 shares of Series A Convertible Preferred Stock, par value $0.05 per share, Liquidation Preference $500 per share (the "Series A Stock"), in an offshore private placement pursuant to Regulation S under the Securities Act of 1933, as amended. Series A Stock rather than Loan Notes shall be issued following closing due to the conversion terms of the Agreement effecting conversion of the obligation to issue notes, if the net proceeds of the issue should be at least $1.75 million. Each share of Series A Stock is convertible into Common Shares of the Company at a ratio of 333.33 Common Shares per one share of Series A Stock. The terms and conditions of the Series A Stock are set forth in the certificate of designation therefor, previously filed as Exhibit B to the Registrant's Form 8-K of May 26, 1998, and are incorporated by reference herein.

              Also, simultaneously with the foregoing sale of the Series A Stock, the outstanding secured Bridge Loan Notes of the Registrant in the amount of $1.4 million shall be converted, pursuant to the conversion terms of the Bridge Loan Agreement of May 8, 1998, between the Company and certain Lenders (the "Bridge Loan Agreement"), into 2,800 shares of Series A Stock. The terms and conditions of the Bridge Loan Agreement, previously filed as Exhibit A to the Registrant's Report on Form 8-K of May 26, 1998, are incorporated by reference herein.

              Effective November 4, 1998, Fuel-Tech N.V., owner of 27.4% of the Registrant's outstanding Common Shares, separately agreed to exchange the Registrant's $495,000 term note due July 1, 2001, for approximately 1000 shares of the Registrant's Series A Stock upon the Registrant's receipt of the proceeds of $1.85 million.

              As a result of the foregoing transactions the Company will have 7,500 shares of Series A Stock outstanding, which will be convertible into 2,499,997 shares of the Registrant's Common Shares, $0.05 par. Pursuant to a Registration Rights Agreement and Consent attached as Schedule F to Exhibit 4.1 to this Report, these Common Shares will be entitled to registrations under the Securities Act of 1933, as amended, (a) three on demand, if not less than $500,000 in value and not more often than once in every twelve months and (b) an unlimited number, if incidental or "piggy-back."

              On a fully diluted basis and after accounting for the foregoing transactions, Fuel-Tech N.V. will own approximately 27% of the equity of the Registrant.

              b. By vote of the Registrant's Board of Directors and effective November 11, 1998, the number of directors of the Registrant was increased from six to seven, and Mr. Derek R. Gray, Managing Director of S G Associates Limited, a London based fiscal advisory firm, was elected a director of the Registrant at the request of certain of the Bridge Loan and Loan Note lenders.

Item 6.       Exhibits and Reports on Form 8-K
              a.  Exhibits
                  4.1 Loan Note Agreement dated as of November 11, 1998, among the Registrant and the several Lenders therein.

              b.  Reports on Form 8-K
                  None

                         CLEAN DIESEL TECHNOLOGIES, INC.
                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date:  November 13, 1998         By: /s/Jeremy D. Peter-Hoblyn
                                     -------------------------------------------
                                     Jeremy D. Peter-Hoblyn
                                     President and Chief Executive Officer



Date:  November 13, 1998         By:  /s/Scott M. Schecter
                                      ------------------------------------------
                                      Scott M. Schecter
                                      Vice President and Chief Financial Officer