Form 10-K
period 1998-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 1999-03-31
CIK 949428

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended: December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

           Securities registered pursuant to Section 12(g) of the Act:

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

                                 Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of March 23, 1999:
$1,414,978.

Indicate number of shares outstanding of each of the registered classes of common stock at March 23, 1999: 2,591,125 shares Common Stock, $0.05 par value.

                      Documents incorporated by reference:

Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 1999 described in Parts II, III and IV hereof are incorporated by reference in this report.
================================================================================

Part I

Forward-Looking Statements

       Statements in this Form 10-K that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 1. Business

General

       The Company ("CDT"), a Delaware corporation with a principal place of business at 300 Atlantic Street, Stamford, Connecticut 06901, is a development stage specialty chemical company supplying fuel additives and systems that reduce harmful emissions from internal combustion engines while improving fuel economy. The Company's two main technology areas are Platinum Fuel Catalysts ("PFCs") for emission control and fuel economy improvement in diesel and gasoline-fueled engines, and nitrogen oxide ("NOx") reduction systems and chemicals for control of NOx emissions from diesel engines.

       The Company was formed in 1994 as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"), which had conducted fundamental work regarding the Company's technologies. The Company was spun off by Fuel Tech in a 1995 Rights Offering, at which time Fuel Tech retained 27.6% of the Company's outstanding stock. In 1998, the Company raised $3.2 million through private placements and the sale of shares of its Series A Convertible Preferred Stock. Fuel Tech currently owns an approximate 26.9% interest in the Company on a fully converted basis. The Company's technologies were acquired by assignment from Fuel Tech or developed internally.

Global Trends in Diesel Emission Control

       Throughout the world, combustion engine development is influenced by two primary concerns. First is the increasing concern for global warming and second is the concern over exhaust emissions, especially over particulate ("PM") and NOx emissions. Each affect the environment and human health because of the toxicity of particulate particles and the creation of ground-level ozones by NOx.

       Carbon dioxide ("CO2") emissions have been identified as contributing to the greenhouse effect. The Kyoto Protocol (1997) set out to address the issue. Since CO2 is the inevitable result of combustion of fossil fuels, the primary way to reduce CO2 emissions is to reduce fuel consumption. The diesel engine is the most fuel-efficient power unit. Thus the increasing use of diesel engines, as opposed to gasoline engines, is considered one way to reduce fuel consumption and thereby CO2 emissions.

       Particulate and NOx emission concerns have been addressed by the US Environmental Protection Agency ("US EPA") and the European Community, who continue to set standards prescribing substantial reductions in PM and NOx. The regulatory process is progressive. New vehicles in the year 1999/2000 have to meet emission levels some 70-80% lower than ten years ago. Further reductions have been defined for the years 2002 through 2005 and another tier of reductions is anticipated in the subsequent five years.

       Reducing diesel engine fuel consumption and PM on the one hand, and NOx on the other, are opposing objectives: When diesel engines are retuned to minimize fuel consumption or PM, their output of NOx is sharply increased and vice versa. Moreover, while modern diesel engines have very low PM emissions by mass, the number of fine particles emitted remains high. Consequently, engine manufacturers are increasingly looking to "after engine" treatment systems for the reduction of both fine PM particles and NOx.

       Recent events that will have a major impact on the development and use of aftertreatment systems are:

US EPA and Engine Manufacturers Settlement, October 1998

       This has the consequence of bringing forward the emission standards, previously agreed for 2004, to October 2002 and mandates expenditures by the engine companies of $109.5 million in projects to reduce NOx emissions, including research and development to design low-emitting engines and new emission control technologies. The Company has submitted proposals to the US EPA and engine companies for four projects totaling approximately $6 million.

EURO-4 - European Community Regulations for 2005

       New emission levels for particulates are intended to force the fitting of particulate filters to heavy-duty diesel engines in 2005.

The VERT Program

       This program requires the use of filters for mining, tunneling, and urban construction equipment in Germany, Austria, and Switzerland, for both new and retrofit applications starting in 1999.

Technologies for Control of  NOx Emissions from Diesel Engines

       There are two proven technologies that are candidates for adoption in 2002-2005:

Exhaust Gas Recirculation ("EGR")

       This technology has been developed by most, if not all, engine manufacturers. It involves recycling a portion of the exhaust gas to modify the combustion process in a way that reduces NOx. While the principle is simple, its application leads to several problems:

      -   PM emissions increase significantly,

      -   Fuel consumption increases,

      -   Heat rejection is increased by 20-40% (requiring more radiator space),

      -   Durability is reduced.

       The problem with increased PM emissions is likely, in the Company's opinion, to lead to a requirement for an aftertreatment system to reduce PM emissions. There are currently two proven devices: Diesel Oxidizing Catalysts ("DOCs") and Diesel Particulate Filters ("DPFs"). See "Products and Markets" below for further information.

       In the Company's opinion, the EGR system is the most developed system and is likely to be adopted, probably accompanied by oxidizers (DOCs) or filters
(DPFs), in 2002 for "on highway" use.

       In the longer term, however, the EGR system is likely to be unable to achieve the reduction in NOx levels anticipated. In that event, Selective Catalytic Reduction ("SCR") technology is currently the only proven technology that could be used.

Selective Catalytic Reduction ("SCR")

       This technology has been in use for several years for large power generation boilers and gas turbines and for very large stationary diesel engines, 5000 HP and above. Its adoption for use with stationary diesels in the 700 to 5000 HP range and for mobile diesels in the 250 to 600 HP range has been limited primarily by the lack of a cost-effective system.

       The process is noninvasive to the engine, allowing the engine manufacturer to optimize the engine for minimum fuel consumption and minimum particulates. This configuration is also optimal for engine durability.

       The system comprises a tank of urea (a nonhazardous chemical used primarily as agriculture fertilizer), an injection system for metering and mixing the urea with the exhaust gas, and a catalyst to react the reactant gases (from the decomposed urea) with NOx.

       The system gives very high NOx reduction performance of up to 90% or more but requires a separate urea tank and depends on a urea infrastructure being in place.

       SCR will likely be adopted for stationary engines and for many "off road" applications where fuel economy and durability are priorities. The Company believes that a near-term market is developing for SCR stationary diesel engines, particularly for power generation, and that a market will develop for mobile engines, both "off road" and "on road," after the year 2002.

Technologies for Control of Particulates

       If SCR is fitted for NOx control, then the engine can be tuned for very low particulate emissions and no further control technology is needed for PM control under regulations for 2002 in the US.

       Engines fitted with EGR for control of NOx will probably require an aftertreatment device for control of PM. The two proven devices are:

Diesel Particulate Filters

       Several filters are being used or being developed. There are several different designs. The soot collected on the filter must be oxidized (burned), otherwise the filter will eventually block. The soot will naturally burn at temperatures above 560(Degree)C but diesel exhaust temperatures are typically much lower than this. Metallic combustion catalysts are one way of promoting oxidation at lower temperatures. Other methods include the use of electrical heating or diesel fuel burners.

       The DPF typically reduces PM by 90-99%.

Diesel Oxidizing Catalysts

       These are flow-through devices with a catalytic surface. They are most effective in reducing gaseous hydrocarbon and carbon monoxide. PM emissions normally contain absorbed hydrocarbons. The use of DOCs substantially reduces the absorbed hydrocarbon but, on its own, will not significantly reduce the carbon content.

       On engines without EGR, DOCs will reduce PM by 30-50%. On engines with EGR, the absorbed hydrocarbons are significantly lower and DOCs alone have demonstrated less than 10% PM reduction in two test programs conducted for the Company.

Products and Markets

Platinum Plus(TM) Platinum Fuel Catalysts

       The Company has developed a "family" of fuel additives using precious metals (primarily platinum) that are used in minute concentrations in the fuel. The Company's test programs have shown that platinum is synergistic with other metallic additives such as cerium, iron, and copper as a bimetallic additive, and that the platinum-cerium combination is particularly effective for promoting oxidation of diesel soot using extremely low levels of total metal (4-8 ppm of metal in the fuel).

       The Company's 1998 research program completed by Delft University of Technology in the Netherlands helped in establishing the chemical mechanism for the platinum bimetallics. The platinum-cerium bimetallic was "superior in performance to any system known yet."

       Other programs conducted with engine manufacturers and manufacturers of emission control equipment have tested the PFCs with aftertreatment devices for particulate reduction:

       Diesel Particulate Filters

       Independent testing has demonstrated the ability of the platinum-cerium additive to reduce particulate emissions by over 90% when used with a diesel particulate filter.

       The platinum-cerium additive oxidizes the soot that collects on the filter. The challenge is to oxidize the soot at the lowest temperature possible with the minimum amount of metal additive because excessive metal additive deposits on the filter reduces its life. The platinum-cerium additive was able to significantly reduce oxidation temperatures (by 50-80(Degree)C) and was effective at levels of an order of magnitude lower than cerium alone. The Company has demonstrated the ability of this system with an EGR-equipped engine to achieve the NOx/PM standards for 2002.

       The Company expects a market to develop for the additives to be supplied in "onboard reservoirs" on new vehicles to meet regulations in 2002 in the US and 2005 in Europe. A market is already developing in Europe for additives to be sold with DPFs for diesel engines in mining, tunneling, and urban construction equipment. See "The VERT Program" above.

       The Company's platinum-cerium product is in field testing with DPFs in Taiwan, where it has already been certified, and in Korea. Both countries have retrofit programs once the technology is certified.

       Diesel Oxidation Catalysts

       In tests carried out by an independent laboratory, the platinum-cerium additive in conjunction with a DOC achieved particulate reductions in excess of 40%, whereas the oxidizer alone achieved only 29%. This shows that the combination of the platinum-cerium additive and a DOC is, in the Company's opinion, suitable for a retrofit technology for a broad range of existing diesel vehicles.

       The platinum-cerium additive has also proven in independent tests on engines fitted with EGR and a DOC to be capable of PM reduction of over 30%, whereas a DOC alone achieved less than 10% in the same tests. The additive plus a DOC combination may prove to be a sufficient device to meet US regulations for 2002 and could have benefits in cost, fuel consumption, and durability.

       The technology of a platinum-cerium additive with DOCs is new and the Company will be introducing this technology to engine manufacturers during 1999. If it is adopted, the additive would be sold to engine manufacturers for use in "onboard" dosing systems in the same way it is used in oxidizers.

Platinum Plus(R)  for Premium Diesel

       The Company is field-testing this product and plans to sell it through additive marketing companies for use in additive packages for premium diesel. The product's benefits are improved fuel economy and reduced emissions. The Company is in discussions with additive marketing companies to sell the product as soon as performance is established in the field tests. The Company has established supply and blending arrangements for the product.

ARIS(TM) 2000 - Advanced Reagent Injection System for SCR of NOx

       Stationary Diesel Engines

       The Company identified a market opportunity for urea SCR systems for use with stationary diesel engines primarily for power generation. The ARIS(TM) 2000 is a single fluid injection and metering system complete with an electronic control unit that can be integrated with engine electronic and diagnostic systems. The Company has now completed development of the ARIS 2000 system for stationary diesels and has sold an initial batch of units for evaluation purposes. The Company plans to sell the ARIS 2000 stationary system to engine companies, generator system integrators, and catalyst companies. The Company is in discussions with engine and catalyst companies concerning developing programs to demonstrate the urea SCR system in the field. Simultaneously, the Company is in discussions with specific engine groups concerning developing certification programs.

       Mobile Diesel Engines

       The ARIS 2000 was designed to be adaptable to automotive use and to use automotive components. The Company has made prototypes of the ARIS 2000 mobile system, one of which is installed on a test vehicle with an engine manufacturer.

       The Company is in discussions with catalyst companies and engine manufacturers for the development, field- testing, and supply of these systems. The Company has proposed specific programs within the US EPA Engine Manufacturers Settlement.

       The SCR system is being promoted by the German EPA and systems are expected to be available on some truck models in Europe in the year 2000. As systems become more cost effective and more experience is gained, the SCR system could be preferred to EGR for all medium and large diesel engines.

Health Effects and the Use of Metallic Additives

       Certain metallic additives have come under scrutiny for their possible effects on health. While the PFCs are already registered in the US and do not strictly need to be registered in Europe, where there are no rules for testing such additives, the Company considered it prudent to take a much more proactive view. Therefore, in 1996, the Company began discussions with the Ministry of Transport and the Ministry of Health, regulatory authorities in the United Kingdom, asking for specific consent to the use of platinum metal additives in diesel fuel. In December 1996, the following response was received from the United Kingdom Ministry of Health's Committee on Toxicity: "The Committee is satisfied that the platinum emissions from vehicles would not be in an allergenic form and that the concentrations were well below those known to cause human toxicity." In the US, the Company has completed additional engine testing to maintain its EPA registration as required of all fuel and fuel additive manufacturers. Engine test results show that the amount of platinum emitted from use of the Company's PFCs is roughly equivalent to the platinum attrition from automotive catalytic converters.

Sources of Supply

       The Company has outsourcing arrangements with two companies in the precious metal refining industry and may make arrangements with others. The Company has made the product itself in the past but considers outsourcing to a precious metal refinery to be more cost effective. The Company has established a source of cerium to use in its bimetallic diesel additive.

       The Company has made, in the opinion of its management, satisfactory arrangements for the manufacture of the injectors, which are a key component of the ARIS 2000 systems.

Research and Development

       The Company employs five individuals, including two executive officers, in engineering and product development as of the date of this report. During the years ended December 31, 1998, 1997, and 1996, the Company's research and development expenses exclusive of patent costs totaled approximately $1,009,000, $1,985,000, and $1,747,000, respectively. The Company expenses all development costs as incurred.

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

Insurance

       The Company maintains coverage for the customary risks inherent in its operations. Although the Company believes its insurance policies to be adequate in the amount and coverage for its current operations, no assurance can be given that this coverage will, in fact, be or continue to be available in adequate amounts or at a reasonable cost or that such insurance will be adequate to cover any future claims against the Company.

Employees

       The Company has eight full-time employees. In addition, two executive officers of Fuel Tech provide management, administrative, financial, and legal services for the Company pursuant to a Management and Services Agreement between Fuel Tech and the Company on an as-needed basis. The Company also retains two outside technical consultants on specific projects related to platinum, engines, and NOx reduction, and retains three outside marketing agents.

       The Company enjoys good relations with its employees and is not a party to any labor management agreements.

Risk Factors of the Business

       Investors in the Company should be mindful of the following risk factors relative to the Company's business:

Liquidity - Going Concern

       At the date of this report, the Company has cash resources estimated to be sufficient for its needs only through the third quarter of 1999. See the text below under the captions "Liquidity and Sources of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Report of Independent Auditors" in Item 8, "Financial Statements." Accordingly, at December 31, 1998, there is substantial doubt as to the Company's ability to continue as a going concern.

Competition

       Competition in the diesel fuel additive market will come from other large additive suppliers, supplying other metallic additives. The Company is not currently in competition with other fuel additive manufacturers. When active marketing of the Company's PFCs is in progress, the Company anticipates competing on the basis of price, proprietary technology, effectiveness, and ease of use of the PFCs.

       Competition in the NOx control market will come from other suppliers of reagent-based post-combustion NOx control systems including large, well-established catalyst and engine manufacturing companies. The Company has proprietary technology and is forming certain alliances to support its efforts to commercialize NOx control products.

Need for Additional Research and Development

       The Company was incorporated in January 1994. To date, while it has sold small quantities of its PFCs for the automotive aftermarket and of its ARIS 2000 system for evaluation purposes, it has engaged principally in research and development related to its PFC process and NOx reduction technologies. The Company's PFC process and ARIS 2000 system may require substantial field testing before they are commercially accepted. The commercialization of the technologies will depend on the Company's success in achieving cost-effective production, maintaining registration status with the US EPA and other regulatory bodies, and forming strategic alliances for marketing and distribution of the products. The accomplishment of some or all of these objectives may be delayed or may never occur.

Continuing Operating Losses

       The Company has had minimal revenues through December 31, 1998. The Company expects to continue to incur operating losses through at least 1999. There can be no assurance that the Company will achieve or sustain significant revenues or profitability in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

No Assurances of Additional Funding

       The Company is seeking additional funding in the form of a private offering of additional shares of the Company's equity securities. Any offering of such securities may result in immediate and significant dilution to the stockholders of the Company. The ability of the Company to consummate a financing will depend on the status of the Company's research and development and marketing programs, and field trials, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available when needed, or on terms acceptable to the Company. In the event that the Company is unable to raise additional funds, the Company may be required to delay, scale back, or severely curtail its development efforts, or otherwise impede its ongoing field trials, which could have a material adverse effect on the Company's business, operating results, financial condition, and long-term prospects. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

Possible Volatility of Stock Price

       There has been significant volatility in the market prices of publicly traded shares of emerging growth technology companies. Factors such as announcements of technical developments, establishment of strategic alliances, changes in governmental regulation, and developments in patent or proprietary rights may have a significant effect on the market price of the Company's Common Stock.

Relationship with Fuel Tech; Conflicts of Interest

       Directors and officers of Fuel Tech and its subsidiaries who are also directors and officers of the Company, and Fuel Tech as the Company's largest stockholder, are in positions involving the possibility of conflicts of interest with respect to transactions concerning the Company. The Company currently has one independent director. See Item 13, "Certain Relationships and Related Transactions."

Dependence upon Third-Party Technology

       While the PFCs may be used alone for moderate levels of emission control, it is expected that the product will be integrated into other systems using third-party technology, such as Diesel Particulate Filters and Diesel Oxidizing Catalysts, to achieve higher levels of control. The adoption of the use of PFCs in such systems will depend on the effectiveness of third-party technology, the ability of third parties to market their products, and the compatibility of the Company's PFCs and NOx control products with their systems. Failure of these third-party systems to gain market acceptance or failure of the PFCs and NOx control products to prove compatible and effective with third-party systems could have an adverse effect on the Company's business, operating results, and financial condition. See "Products and Markets" in Item 1, "Business."

Uncertainty of Market Acceptance

       The commercial success of the Company's products will depend upon acceptance by the fuel additive, oil, and engine industries, and acceptance by governmental regulatory bodies. This market acceptance will in turn depend upon competitive developments and the Company's ability to demonstrate the efficacy, cost effectiveness, safety, and ease of use of the PFCs and NOx control products of the Company. The failure by the Company to receive market acceptance for the PFCs and NOx control products would have an adverse effect on the Company's business, operating results, and financial condition. See "Products and Markets" in Item 1, "Business."

No Assurance of Necessary Regulatory Approvals

       The Company's products and manufacturing activities are subject to governmental regulation, principally by the US EPA and corresponding foreign and state agencies. The US EPA administers the Clean Air Act Amendments of 1990 ("CAAA"). The Company is subject to the standards and procedures contained in such act and the regulations promulgated thereunder, as well as similar standards, procedures, and regulations of international regulatory authorities, and is subject to inspection by the US EPA and other regulatory bodies for compliance with such standards, procedures, and regulations. Failure to receive appropriate approvals or to comply with the US EPA and similar foreign regulations could result in civil monetary or criminal sanctions, restrictions on or injunction against marketing of the Company's products, as well as seizure or recall of the Company's products, or other regulatory actions. The PFC received registration from the US EPA to be used as an aftermarket treatment of individual vehicles and in bulk fuel supplies for diesel. The Company has received registration status under the US EPA fuel additive regulations for three additional PFCs with the original PFC. The Company has received consent from the UK Ministry of Health for use of the PFCs in diesel fuel. See "Health Effects and the Use of Metallic Additives" in Item 1, "Business."

No Assurance of Protection of Patents and Proprietary Rights

       The Company holds licenses to a number of patents, holds certain patents, and has patent applications pending. There can be no assurance that pending patent applications will be approved or that the issued patents or pending applications will not be challenged or circumvented by competitors. Certain critical technology incorporated in the Company's products is protected by trademark and trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that the Company will have adequate remedies for disclosure of its trade secrets or violations of its intellectual property rights. See "Protection of Proprietary Information" in Item 1, "Business."

Platinum Price

       The cost of platinum will have a direct impact on the future pricing and profitability of the PFCs. Although the Company intends to minimize this risk through various purchasing and hedging strategies, there can be no assurance that the Company will be able to do so. A significant increase in the price of platinum could have a material adverse effect on the Company's business, operating results, and financial condition.

Dependence on Attracting and Retaining Personnel

       The success of the Company will depend, in large part, on the Company's ability (i) to retain current key personnel; (ii) to attract and retain additional qualified management, scientific, and manufacturing personnel; and
(iii) to develop and maintain relationships with research institutions and other outside consultants. The loss of key personnel or the inability of the Company to hire or retain qualified personnel, or the failure to assimilate effectively such personnel could have a material adverse effect on the Company's business, operating results, and financial condition. See "Employees" in Item 1, "Business."

No Dividends

       The Company has to date not paid dividends on its Common Stock and does not intend to pay any dividends to its common stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. Furthermore, while the Company does not have an intention to pay dividends, its ability to pay any dividends would be restricted by the dividend requirements of its Series A Convertible Preferred Stock. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."

Item 2. Properties

Facilities

       The Company has leased for administrative purposes 2,900 square feet of office space at 300 Atlantic Street, Stamford, Connecticut. The original sublease was effective from February 1, 1996, through February 28, 1999, and had an annual base rent of $65,250. In January 1999, the Company signed a lease extension for the period March 1, 1999, through February 28, 2002, with the possibility of early termination. The annual base rent under the lease extension is $81,200.

Patents and Technology Assignments

       The Company's technology is comprised of patents, patent applications, trade or service marks, data, and know-how. This technology was acquired by assignment from Fuel Tech or developed internally. The assignment agreement provides for running royalties of 2.5% of gross revenues derived from the sale of the PFCs, commencing in 1998 and terminating in 2008. The Company may at any time terminate this royalty obligation by payment to Fuel Tech of amounts in 1998 of $12 million and declining annually to $1,090,910 in 2008. The Company as owner maintains the technology at its expense.

       During 1998, the Company filed an additional 5 patent applications and now has a total of 16 US patents granted and 41 international patents. There are currently 12 US patent applications pending and 42 international applications. These patents and patent applications cover the means of controlling the four principal emissions from diesel engines (NOx, particulates, CO, and HC).

Item 3. Legal Proceedings

       The Company is not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

       During the fourth quarter of 1998, no matters were submitted to a vote of the Company's security holders.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

       The Company's shares are traded in the US in the over-the-counter market. Reports of transactions of the Company's shares are available on the OTC Electronic Bulletin Board (Symbol CDTI).

       No dividends have been paid on the Company's Common Stock and the Company does not intend to pay dividends on these shares in the foreseeable future. Furthermore, while the Company does not have an intention to pay dividends, its ability to pay any dividends would be restricted by the dividend requirements of the Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Company had approximately 608 beneficial common stockholders at March 24, 1999.

       Stock price date:                             High     Low
       -----------------                             ----     ---
       4th Quarter 1995, from December 26..........  7 1/4    6 3/8

       1st Quarter 1996............................  7 3/8    5
       2nd Quarter 1996............................  6 1/8    4 3/8
       3rd Quarter 1996............................  6        3 7/8
       4th Quarter 1996............................  4 1/4    2

       1st Quarter 1997............................  5 1/64   2
       2nd Quarter 1997............................  4 1/2    3 1/4
       3rd Quarter 1997............................  4 1/8    2 1/4
       4th Quarter 1997............................  3 3/4    1 13/16

       1st Quarter 1998............................  3 1/2    1 3/8
       2nd Quarter 1998............................  2 5/8    1 5/16
       3rd Quarter 1998............................  2          9/16
       4th Quarter 1998............................  1 1/2      5/8

Sales of Unregistered Securities During the Period

       Pursuant to a Regulation S exemption from registration under the Securities Act of 1933 with respect to an offshore placement and a ss.4 (2) private placement exemption under the Securities Act of 1933 with respect to an exchange of the Company's notes with Platinum Plus, Inc., the Company sold or exchanged effective November 11, 1998, 7,582 shares of its Series A Convertible Preferred Stock. The price and liquidation value of the Series A Preferred Stock was $500 per share. Each share of Series A Preferred Stock is convertible into
333.33 shares of the Company's Common Stock and pays dividends, in cash, of nine percent or, in kind, of additional shares of Series A Preferred Stock, of eleven percent of the liquidation value. The directors have elected to pay dividends in kind. The proceeds of the Series A Preferred Stock issuance of approximately $1.85 million will be used for general corporate purposes of the Company. There are, as of the date of this report, 22 beneficial holders of the Series A Preferred Stock. See also the text under the caption "Liquidity and Sources of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Additional information relating to the Series A Preferred Stock is contained in the Company's Form 8-K dated May 26, 1998, and Form 10-Q for the quarter ending September 30, 1998, which information is incorporated by reference.

Item 6. Selected Financial Data

       The Company was incorporated on January 19, 1994, as a wholly owned subsidiary of Fuel Tech. Predecessor financial information included below for the period January 1, 1992, through January 18, 1994, reflects the Company's operations prior to incorporation, at which time it was accounted for as part of Fuel Tech. Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock, with Fuel Tech retaining a 27.6% ownership interest in the Company. During 1998, the Company obtained an additional $3.2 million through private placements and the sale of shares of its Series A Convertible Preferred Stock ("Series A Preferred Stock"). As a participant in these financings, Fuel Tech owns 2,029 shares of the Company's Series A Preferred Stock, and along with its approximately 689,000 shares of the Company's Common Stock, owns an approximate 26.9% interest in the Company, on a fully converted basis, at December 31, 1998.

         The Company is a development stage enterprise, and its efforts from January 1, 1992, to the present time have been devoted to the research, development, and commercialization of Platinum Fuel Catalysts and nitrogen oxide reduction technologies to reduce emissions from diesel engines. There were no material activities related to the Company's business in 1991.


(in thousands, except share data)
                                                                                                           Period from
                                                     For  the years ended December 31,                   January 1, 1992,
                                       -----------------------------------------------------------            through
                                         1998       1997        1996        1995           1994          December 31, 1998
                                       --------   --------   ----------  ----------    -----------    -----------------------
STATEMENTS OF OPERATIONS DATA
Sales                                   $   46     $  199       $   --      $   --         $   --            $    245
Costs and expenses:
Cost of sales                               29        132           --          --             --                 161
General and administrative               1,515      1,730        1,842         963            507               6,557
Research and development                 1,009      1,985        1,747         796            441               6,326
Patent filing and maintenance              156        237          223         199            158               1,094
                                        ------     ------       ------      ------         ------            --------
Loss from operations                     2,663      3,885        3,812       1,958          1,106              13,893
Interest (income) expense, net              57       (121)       (323)          66              1                (320)
Cost of withdrawn Rights Offering          264         --           --          --             --                 264
                                        ------     ------       ------      ------         ------            --------
Net loss during development stage       $2,984     $3,764       $3,489      $2,024         $1,107            $ 13,837
                                        ======     ======       ======      ======         ======            ========
Basic and diluted loss per common
 share                                  $ 1.20      $1.50       $ 1.40      $ 0.81          $0.44                 N/A
Weighted-average shares outstanding      2,517      2,517        2,500       2,500          2,500                 N/A
Cash dividends paid                     $ 0.00     $ 0.00       $ 0.00      $ 0.00          $0.00                 N/A


                                                                 December 31,
                                       -----------------------------------------------------------
                                         1998       1997        1996        1995           1994
                                       --------   --------   ----------  ----------    -----------
BALANCE SHEET DATA
Current assets                         $ 1,940     $1,682       $5,595      $8,882           $513
Total assets                             1,985      1,750        5,677       8,882            513
Current liabilities                        686        894        1,486         487          1,370
Long-term liabilities                       --        395           --         745             --
Working capital (deficit)                1,254        788        4,109       8,395           (857)
Stockholders' equity (deficiency)        1,299        461        4,191       7,650           (857)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The Company was incorporated on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock, with Fuel Tech retaining a 27.6% ownership interest in the Company. Net proceeds of the 1995 Rights Offering of $10.5 million were contributed to the Company by Fuel Tech. During 1998, the Company obtained an additional $3.2 million net of expenses through private placements and the sale of its Series A Convertible Preferred Stock (the "Series A Preferred Stock"). As a participant in these financings, Fuel Tech owns 2,029 shares of the Company's Series A Preferred Stock, and along with its approximately 689,000 shares of the Company's Common Stock, owns an approximate 26.9% interest in the Company, on a fully converted basis, at December 31, 1998.

       The Company is a development stage enterprise, and its efforts from January 1, 1992 (date of inception), to the present time have been devoted to the research, development, and commercialization of Platinum Fuel Catalysts ("PFCs") and nitrogen oxide ("NOx") reduction technologies for diesel engines.

Results of Operations

1998 Versus 1997

       Sales and Cost of sales were $46,000 and $29,000, respectively, in 1998 versus $199,000 and $132,000, respectively, in 1997. The 1998 sales related primarily to sales of the Company's commercial prototype of the ARIS(TM) 2000 diesel NOx reduction system. The units were sold for testing and evaluation purposes. The 1997 sales related to PFC products purchased by Holt Lloyd International, Ltd. ("Holts"), pursuant to a September 1996 supply agreement. In early 1997, Holts launched the Company's PFC products for use with Holts' fuel additives in the aftertreatment of fuel for both gasoline and diesel engines in several European countries. The results were disappointing. Additionally, in December 1997, Holts was acquired by Prestone Products, Inc., a division of AlliedSignal. There were minimal sales of the PFCs in 1998.

       The US EPA and Engine Manufacturers Settlement of October 1998 mandates the expenditure by engine companies of $109.5 million in projects to reduce NOx emissions, including research and development to design low-emitting engines and new emission control technologies. The Company has prepared a demonstration program of its ARIS 2000 and has submitted proposals to the US EPA and engine companies for four projects totaling approximately $6 million.

       The Company had minimal sales in 1998 of its platinum-cerium bimetallic additive for use with particulate filters. The 1998 sales were for field trials and the Company expects retrofit markets to develop in Taiwan and Korea during 1999. The Company believes its platinum-cerium additive has demonstrated better regeneration performance than other additive systems and has the great benefit of being effective at much lower dose rates than the other competitive additives of cerium or iron alone. Dose rates are important because they result in lower ash buildup and longer filter life.

       The Company's platinum-cerium bimetallic additive with diesel flow through oxidizers has also proven in testing to be effective in reducing the "carbon fraction" of diesel particulate emissions, whereas oxidizers alone are effective only on the soluble organic fraction from oil and fuel residues. Many engine manufacturers plan to meet the new NOx limits by means of Exhaust Gas Recirculation ("EGR"), which has the disadvantage of increasing particulates and especially the "carbon fraction" content. Thus, the Company believes it is extremely well placed to sell either its platinum-cerium additive technology or its ARIS 2000 urea injection system technology as part of the overall emission control strategy for a very wide range of diesel engines.

       The Company is completing its Tier 1 registration of the platinum-cerium additive and already has effective registration of its platinum-only additives. Field trials of the platinum-cerium additive started in the first quarter of 1999. The Company expects to complete sufficient trials in the first half of 1999 and to start commercial sales of the bimetallic additive to fleets as part of additive packages for premium diesel fuels. The Company expects these sales to start in midyear 1999.

       The Company expects revenues to start in 1999 from sales of its Platinum Plus(R) additives, initially from sales to fleets and aftermarket products and later to engine manufacturers for inclusion with an "onboard dosing" system on new vehicles. The Company also expects revenues from demonstration programs and joint development agreements (both for its ARIS 2000 system and its Platinum Plus additives for particulate filters and oxidizers), but will not know whether its programs are accepted until sometime in 1999.

       General and administrative expenses decreased to $1,515,000 in 1998 from $1,730,000 in 1997. The decrease is primarily the result of measures being taken by the Company to reduce expenditures in order to conserve cash, pending securing of additional working capital and the success of its commercialization efforts.

       Research and development expenses decreased to $1,009,000 in 1998 from $1,985,000 in 1997. The significant reduction in 1998 is due in part to the completion of a number of fundamental programs in 1997; the deferral of certain field trials due to the Company's working capital position; and the Company's expanded participation in collaborative and consortium-based programs with potential customers and industrial partners for which the Company funds only a portion of the program cost.

       Additionally, as more fully described above, the Company began a shift in emphasis in 1998 from research and development toward commercialization of its products. Several units of its ARIS 2000 were sold in 1998 for evaluation purposes, while field trials of the Company's platinum-cerium additive are slated to begin in the first quarter of 1999. As a result, research and development costs were lower in 1998 versus 1997.

       Patent filing and maintenance expenses decreased to $156,000 in 1998 versus $237,000 in 1997. The decrease is due in part to the shift in emphasis toward commercialization as noted above. Additionally, expenses were higher in 1997 due to the costs associated with new patent filings for the Company's NOx reduction technology.

       Interest income decreased to $41,000 in 1998 from $165,000 in 1997. The decrease is the result of the Company's lower cash position. Interest expense increased to $98,000 in 1998 from $44,000 in 1997 due to interest expenses associated with the $1.4 million bridge loan notes (the "Bridge Loan") issued during 1998 and subsequently converted into the Company's Series A Preferred Stock. See "Liquidity and Sources of Capital" below for further information.

       During 1998, the Company incurred approximately $264,000 in expenses associated with an effort to secure additional funding in the form of a Rights Offering. The Company submitted a Registration Statement (Form S-1) to the Securities and Exchange Commission in August 1998. The Registration Statement was subsequently withdrawn on November 5, 1998, upon the Company receiving a commitment for approximately $1.85 million, net of expenses, through a private placement of shares of its Series A Preferred Stock. See "Liquidity and Sources of Capital" below for further information.

1997 Versus 1996

       Sales and Cost of sales were $199,000 and $132,000, respectively, as the Company started selling small quantities of product in 1997. The Company's products were purchased by Holts, pursuant to a supply agreement entered into in September 1996. Holts launched the Company's PFC products for use with Holts' fuel additives in the aftertreatment of fuel for both gasoline and diesel engines in several European countries.

       Gross margin on PFCs is expected to improve in the future as the PFC processing costs charged to the Company will be reduced with subsequent production batches.

       General and administrative expenses decreased to $1,730,000 in 1997 from $1,842,000 in 1996. The decrease was primarily due to a reduction in management fees charged by Fuel Tech as the Company hired its own personnel and, in August 1996, terminated certain services furnished by Fuel Tech.

       Research and development expenses were $1,985,000 in 1997 versus $1,747,000 in 1996. The increase was primarily due to the costs associated with significant test programs on light-duty and heavy-duty engines and the addition of three senior technical employees in midyear 1996. The programs included the use of the Company's PFCs in gasoline and diesel vehicles, the testing of NOx control technologies in conjunction with Engelhard Corporation and Nalco Fuel Tech, and engine testing of the PFCs as required to maintain registration with the US Environmental Protection Agency. Some of the programs relating to the PFCs and NOx control were done in collaboration with Cummins Engine Company, a major US diesel engine manufacturer. The Company announced that the use of the PFCs in conjunction with advanced heavy-duty engine design techniques and a diesel particulate filter had achieved US federal emission levels for 2004. The Company also developed a platinum-cerium bimetallic fuel additive based on a cerium compound supplied by Rhone-Poulenc. This product achieved emission reductions of 25-35% on new light-duty diesels. Certification testing of the bimetallic additive for Taiwan buses equipped with particulate filters began in late 1997. Based on the extent of the market interest and improved cost and performance of the bimetallic additive, the Company secured the supply of a cerium product based on the Company's specifications.

       In late 1997, the Company signed a development and marketing agreement with AMBAC International of Springfield, Massachusetts, for the fabrication of the ARIS 2000 urea injection equipment suitable for stationary and mobile engine NOx control. Engine testing began in the second quarter of 1998. AMBAC is a major supplier of fuel injection equipment for diesel engine manufacturers worldwide.

       Patent filing and maintenance expenses remained relatively flat, increasing to $237,000 in 1997 from $223,000 in 1996.

Liquidity and Sources of Capital

       The Company is a development stage enterprise and has incurred losses since inception (January 1, 1992) aggregating $13,837,000 and $10,853,000 at December 31, 1998, and December 31, 1997, respectively. The Company expects to incur losses through the foreseeable future as it further pursues its research, development, and commercialization efforts. Although the Company started selling product in 1997, sales have been minimal and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

       In December 1995, the Company raised approximately $10.5 million, net of offering expenses and broker-dealer commissions of approximately $1.3 million, through the 1995 Rights Offering of its shares by Fuel Tech. The Company then repaid Fuel Tech approximately $2.3 million in intercompany loans.

       On February 17, 1998, Fuel Tech agreed to provide the Company with up to $500,000 in order to fund its cash requirements until such time as the Company obtained the long-term financing it was seeking. On May 20, 1998, the $500,000 commitment was converted into a bridge loan (the "Bridge Loan"). The Bridge Loan stipulated an automatic conversion into shares of the Company's Series A Preferred Stock upon the conclusion of a public or private financing that contributed a minimum of $1.75 million of additional net proceeds to the Company. In mid-1998, the Company also received an additional $900,000 of financing under the same Bridge Loan (having the same terms and conditions) from outside investors. As more fully described below, in November 1998, the Bridge Loan automatically converted into 2,800 shares of the Company's Series A Preferred Stock.

       In 1997, the Company repaid $250,000 of a $745,000 promissory demand note with Fuel Tech and restructured the remaining amount into a $495,000 promissory term loan note (the "Term Note") with Platinum Plus, Inc. ("Platinum Plus"), a wholly owned subsidiary of Fuel Tech. The principal amount of the Term Note was payable in three annual installments of $100,000 each on July 1 of each of the years 1998 through 2000 with a final installment of $195,000 on July 1, 2001. On July 1, 1998, Platinum Plus elected to defer the repayment of the $100,000 of principal, which was payable on that date. Interest at a rate of eight percent per annum was payable on the unpaid balance on each principal payment date. The interest accrued on the note as of July 1, 1998, was paid by the Company. See below for further information concerning the exchange of the Term Note for shares of the Company's Series A Preferred Stock.

       In November 1998, the Company obtained through a private placement approximately $1.85 million in net proceeds against the issuance of 3,753 shares of the Company's Series A Preferred Stock. As the Company received net proceeds in excess of the $1.75 million minimum, and in accordance with the terms of the Bridge Loan agreement, the $1.4 million Bridge Loan, mentioned above, converted into 2,800 shares of the Company's Series A Preferred Stock. Additionally, in an effort to retain its approximate 27% interest in the Company (assuming conversion of the Series A Preferred Stock into the Company's Common Shares), Fuel Tech elected to exchange its $495,000 Term Note, and the associated accrued interest from its Bridge Loan and Term Note, for 1,029 shares of the Company's Series A Preferred Stock. As a result, Fuel Tech, owns 2,029 shares of the Company's Preferred Stock at December 31, 1998. These shares, if converted, along with its Common Stock ownership would give Fuel Tech an approximate 26.9% interest in the Company on a fully converted basis.

       As a result of the foregoing transactions, the Company has 7,582 shares of Series A Preferred Stock outstanding at December 31, 1998, which are convertible into approximately 2.5 million shares of the Company's Common Stock, $0.05 par (convertible at a rate of 1:333.33). Pursuant to a Registration Rights Agreement and Consent, these Common Shares will be entitled to registrations under the Securities Act of 1933, as amended, (a) three on demand, if not less than $500,000 in value and not more often than once in every twelve months, and
(b) an unlimited number, if incidental or "piggy-back." See "Notes to Financial Statements -- Stockholders' Equity" in Item 8, "Financial Statements," for further information on the dividend and conversion features of the Series A Preferred Stock.

       Effective as of October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its Platinum Fuel Catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFCs, commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $12 million in 1998 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date, no royalties have been paid to Fuel Tech.

       For the years ended December 31, 1998, 1997, and 1996, and for the period from January 1, 1992, through December 31, 1998, the Company used cash of $2,849,000, $3,775,000, $3,520,000, and $13,339,000, respectively, in operating activities.

       At December 31, 1998 and 1997, the Company had cash and cash equivalents of $1,663,000 and $1,239,000, respectively. The increase in cash and cash equivalents was the result of the $3.2 million funding in 1998 less the resources used to fund the Company's operations in 1998. Working capital increased to $1,254,000 at December 31, 1998, from $788,000, at December 31, 1997. As more fully described above, this is the result of the $3.2 million funding in 1998 and the conversion of the outstanding debt (the $495,000 Term Note with Fuel Tech, $100,000 of which was classified as a current liability in
1997) into shares of the Company's Series A Preferred Stock. The Company still anticipates incurring additional losses through at least 1999 as it further pursues its commercialization efforts. In light of this, the Company is taking steps to minimize expenditures until such time as it obtains the additional capital it is seeking (see below) and is able to generate a positive cash flow.

       As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. The Company's current cash position (inclusive of the $3.2 million funding mentioned above), coupled with expected revenues and/or proceeds from joint development agreements, will not be sufficient to fund the Company's operations until it generates a positive cash flow. The Company is, however, actively seeking additional financing as it further pursues its commercialization efforts. Without any further funding or revenues from sales, demonstration programs, or license fees, the Company expects to be able to fund its operations through the third quarter of 1999. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include reducing expenses and selling or licensing the Company's technologies. Accordingly, at December 31, 1998, there is substantial doubt as to the Company's ability to continue as a going concern.

Market Risk and Risk Management Policies

       In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, the Company is not subject to any significant market risk exposure. See "Risk Factors of the Business -- Platinum Price" in Item 1, "Business."

Impact of Year 2000

       The costs of the planned Year 2000 ("Y2K") modifications and the dates by which the Company expects to complete its plans are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including continued availability of certain resources, third-party modification plans, and other factors. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas; the ability to locate and correct all relevant computer codes; changes in consulting fees and costs to remediate and replace hardware and software; as well as nonincremental costs resulting from redeployment of internal resources, timely responses to and corrections by third parties, such as significant customers and suppliers, and similar uncertainties.

       The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The issue arises if date-sensitive software recognizes a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

       The Company has identified three information technology ("IT") and non-IT areas for which Y2K compliance is critical to the normal and routine operations of the Company. These areas are:

       1) commercial off-the-shelf software

       2) computer hardware and embedded processors

       3) facilities-related applications and processes, such as communications and equipment with embedded chips

       The Company uses commercial off-the-shelf software and hardware, which, based on the representations of the vendors and consultants, are or will be Y2K compliant. The Company is also evaluating the possible effects of the Y2K issue on its key suppliers, contractors, and vendors. Although the possible effects of the Y2K issue on these parties are beyond the control of the Company, the Company has initiated a process to communicate with these parties to inform them of the Company's Y2K strategy and to determine their own Y2K strategies and readiness. The Company estimates that the total cost of its Year 2000 compliance program will be insignificant, and will primarily require the purchase of new hardware and/or software (although a portion of the hardware and software would have been purchased by the Company through the regular and routine upgrading of systems). Such hardware and software will be capitalized and depreciated over the estimated useful life of the related asset. All other expenditures will be charged to expense. As of December 31, 1998, the Company has not expended any funds specifically for the Y2K problem.

Year 2000 Program

         As of December 31, 1998, the Company is actively engaged in one or more compliance phases with respect to each of the three areas described above. Although there can be no guarantee of complete readiness by the Year 2000, the Company believes each of the areas described above will be Y2K compliant by November 30, 1999, or will be substantially compliant by that time, such that further remediation and testing, if any, will not be significant to its operations. However, as discussed above, the Company has not completed its Year 2000 compliance program. In the event the Company does not complete its program, or fails to identify and modify critical business applications, there may be an interruption to the Company's business that may have a materially adverse impact on its future financial condition and results of operations. In addition, Y2K-related disruptions in the economy in general may also have a materially adverse impact on the Company's future financial condition and results of operations.

Risks

         The failure to identify and correct a Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. The Company does not expect such failures to have a materially adverse impact on its results of operations or financial condition. However, because of the general uncertainty about Year 2000 readiness throughout the world economy, which results in uncertainties regarding the readiness of the Company's vendors, contractors, and potential customers, the Company is currently unable to determine whether Year 2000 problems may have a materially adverse impact on its results of operations or financial condition. As the Company's Year 2000 compliance program progresses, the level of uncertainty about this matter will reduce, especially as to uncertainties concerning the Company's own degree of Y2K compliance and the compliance of its suppliers and contractors.

Worst-Case Scenario

         It is not possible to describe a reasonably likely "worst-case Year 2000 scenario" without making numerous assumptions. The Company presently believes that a most likely worst-case scenario would make it necessary for the Company to replace some suppliers and contractors, rearrange work plans, or, perhaps, interrupt some office and field activities. Assuming this assessment is correct, the Company does not believe that such circumstances would have a materially adverse impact on its financial condition or results of operations, even if it is necessary to incur additional costs to correct unanticipated compliance failures.

Contingency Plans

         The Company currently has no contingency plans in place in the event it does not complete all phases of its Y2K compliance program by December 31, 1999. However, it expects to have completed enough of its compliance program by July 1999 that it will be able to identify those areas for which contingency plans will be necessary, and it will develop the required contingency plans at that time. The Company continues to monitor carefully the progress of its Year 2000 program and its state of readiness. Any future contingency plan will be based on its best estimate of numerous factors, which, in turn, will be derived by relying on numerous assumptions of future events. However, there can be no assurance that these assumptions or estimates will have been made correctly, or that the Company will have anticipated all relevant factors, or that there will not be a delay in or increased costs associated with the Company's Y2K program. Any delay in implementation of the Year 2000 program could affect the Company's Year 2000 readiness. Specific factors that might cause the actual outcome to differ from the projected outcome include, without limitation, the continued availability of personnel and consultants trained in the computer programming skills necessary for remediation of Year 2000 problems; the ability to locate and correct all relevant computer codes and embedded software; timely responses by third parties, including suppliers, contractors, and potential customers; and the ability to implement interfaces between new systems and systems not being replaced.

         This discussion regarding the Year 2000 Issue is a "Year 2000 Readiness Disclosure" as the term is described in the Year 2000 Information and Readiness Disclosure Act of 1998.

Item 8. Financial Statements


                         Report of Independent Auditors



The Board of Directors and Stockholders
Clean Diesel Technologies, Inc.

We have audited the accompanying balance sheets of Clean Diesel Technologies, Inc. (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998, and for the period from January 1, 1992, through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, and for the period from January 1, 1992, through December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Clean Diesel Technologies, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and its operations have not produced a positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.



                                               /s/  ERNST & YOUNG LLP



Stamford, Connecticut
February 26, 1999

Clean Diesel Technologies, Inc. (A Development Stage Company)
Balance Sheets

                                                                                    (in thousands except share data)

                                                                                             December 31,
                                                                                   ---------------------------------
                                                                                     1998                    1997
                                                                                   ---------              ----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                           $ 1,663                  $ 1,239
Inventories                                                                             219                      205
Other current assets                                                                     58                      238
                                                                                    -------                  -------
Total current assets                                                                  1,940                    1,682
Other assets                                                                             45                       68
                                                                                    -------                  -------
Total assets                                                                         $1,985                  $ 1,750
                                                                                    =======                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                               $   686                  $   794
Loan payable to Fuel-Tech N.V.                                                           --                      100
                                                                                    -------                  -------
Total current liabilities                                                               686                      894
Loan payable to Fuel-Tech N.V.                                                           --                      395

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.05 per share,
   authorized 90,000 and 100,000 shares,
   no shares issued and outstanding                                                      --                       --
Series A Convertible Preferred Stock, par value $0.05 per share,
   $500 per share liquidation preference, authorized 10,000
   shares, issued and outstanding 7,582 shares, involuntary
   liquidation value $3,840,000 at December 31, 1998                                      1                       --
Common Stock, par value $0.05 per share,
   authorized 15,000,000 and 5,000,000 shares,
   issued and outstanding 2,544,443 and 2,516,666 shares                                127                      126
Additional paid-in capital                                                           15,008                   11,188
Deficit accumulated during development stage                                        (13,837)                 (10,853)
                                                                                    -------                  -------
Total stockholders' equity                                                            1,299                      461
                                                                                    -------                  -------
Total liabilities and stockholders' equity                                          $ 1,985                  $ 1,750
                                                                                    =======                  =======

See accompanying notes.

Clean Diesel Technologies, Inc. (A Development Stage Company)
Statements of Operations

                                                                                        (in thousands except per share data)

                                                                                                            Period from
                                                                                                          January 1, 1992,
                                                                                                              through
                                                            For the years ended December 31,                  December
                                                       ------------------------------------------                31,
                                                        1998               1997             1996                1998
                                                       -------            ------          -------          ---------------
Sales                                                  $    46            $  199          $    --              $   245
Costs and expenses:
Cost of sales                                               29               132               --                  161
General and administrative                               1,515             1,730            1,842                6,557
Research and development                                 1,009             1,985            1,747                6,326
Patent filing and maintenance                              156               237              223                1,094
                                                       -------            ------          -------              -------
Loss from operations                                     2,663             3,885            3,812               13,893
Interest income                                            (41)             (165)            (383)                (622)
Interest expense                                            98                44               60                  302
Cost of withdrawn Rights Offering                          264                --               --                  264
                                                       -------            ------          -------              -------
Net loss during development stage                      $ 2,984            $3,764          $ 3,489              $13,837
                                                       =======            ======          =======              =======
Basic and diluted loss per
 common share                                          $  1.20            $ 1.50          $  1.40                  N/A
                                                       =======            ======          =======              =======
Average number of common
 shares outstanding                                      2,517             2,517            2,500                  N/A
                                                       =======            ======          =======              =======


See accompanying notes.

Clean Diesel Technologies, Inc. (A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficiency)

                                                                                                                      (in thousands)

                                                                                                           Deficit
                                        Series A Convertible                                           Accumulated        Total
                                          Preferred Stock             Common Stock        Additional      During       Stockholders'
                                        --------------------     --------------------      Paid-In      Development       Equity
                                        Shares       Amount      Shares        Amount      Capital         Stage       (Deficiency)
                                       ----------   ---------   ----------    -------      ---------   --------------  -------------
  Balance at January 1, 1995               --       $   --       2,500         $ 125      $   594       $ (1,576)         $  (857)
  Net loss for year                        --           --          --            --           --         (2,024)          (2,024)
  Fuel-Tech N.V. capital contribution      --           --          --            --       10,531             --           10,531
                                          ---       ------       -----         -----      -------       --------          -------
  Balance at December 31, 1995             --           --       2,500           125       11,125         (3,600)           7,650
  Net loss for year                        --           --          --            --           --         (3,489)          (3,489)
  Issuance of stock purchase warrants      --           --          --            --           30             --               30
                                          ---       ------       -----         -----      -------       --------          -------
  Balance at December 31, 1996             --           --       2,500           125       11,155         (7,089)           4,191
  Net loss for year                        --           --          --            --           --         (3,764)          (3,764)
  Issuance of stock purchase warrants      --           --          --            --           30             --               30
  Exercise of stock options                --           --          17             1            3             --                4
                                          ---       ------       -----         -----      -------       --------          -------
  Balance at December 31, 1997             --           --       2,517           126       11,188        (10,853)             461
  Net loss for year                        --           --          --            --           --         (2,984)          (2,984)
  Issuance of Series A Preferred Stock    7.6            1          --            --        3,790             --            3,791
  Deferred compensation                    --           --          27             1           30             --               31
                                          ---       ------       -----         -----      -------       --------          -------
  Balance at December 31, 1998            7.6       $    1       2,544         $ 127      $15,008       $(13,837)         $ 1,299
                                         ====       ======       =====         =====      =======       ========          =======


  See accompanying notes.

Clean Diesel Technologies, Inc. (A Development Stage Company)
Statements of Cash Flows

                                                                                                        (in thousands)

                                                                                                      Period from
                                                         For the years ended December 31,          January 1, 1992,
                                                    ------------------------------------------          through
                                                        1998           1997           1996         December 31, 1998
                                                    -------------  -------------  ------------- ------------------------
OPERATING ACTIVITIES
Net loss                                              $ (2,984)      $ (3,764)       $ (3,489)           $(13,837)
Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation                                              26             24              12                  62
  Issuance of stock purchase warrants                       --             30              30                  60
  Deferred compensation                                     31             --              --                  31
  Conversion of  bridge loan and term note accrued
    interest into preferred stock                           20             --              --                  20
  Changes in operating assets and liabilities:
    Inventories                                            (14)          (102)            (88)               (219)
    Other current assets                                   180            (16)           (221)                (58)
    Accounts payable and accrued expenses                 (108)            53             320                 686
    Other assets                                            --             --             (18)                (18)
    Due to Fuel-Tech N.V.                                   --             --             (66)                (66)
                                                      --------        -------         -------             -------
Net cash used in operating activities                   (2,849)        (3,775)         (3,520)            (13,339)
                                                      --------        -------         -------             -------
FINANCING ACTIVITIES
Proceeds from 1995 Rights Offering net of
   $630 of brokerage commissions                            --             --           2,018              11,156
Expenses of 1995 Rights Offering                            --             --              --                (425)
Repayment of expenses of 1995
   Rights Offering paid by Fuel-Tech N.V.                   --             --              --                (200)
Issuance of common stock to parent                          --             --              --                 250
Net parent company investment                               --             --              --                 469
Proceeds of loan from Fuel-Tech N.V.                        --             --              --               2,874
Repayment of loan to Fuel-Tech N.V.                         --           (250)             --              (2,313)
Proceeds from exercise of stock options                     --              4              --                   4
Proceeds from bridge loan                                1,400             --              --               1,400
Proceeds from issuance of preferred stock                1,876             --              --               1,876
                                                      --------        -------         -------             -------
Net cash provided from (used in) financing
  activities                                             3,276           (246)          2,018              15,091
                                                      --------        -------         -------             -------
INVESTING  ACTIVITIES
Sale (purchase) of short-term investments                   --          2,000          (2,000)                 --
Purchase of fixed assets                                    (3)           (10)            (76)                (89)
                                                      --------        -------         -------             -------
Net cash (used in) provided by investing
   activities                                               (3)         1,990          (2,076)                (89)
                                                      --------        -------         -------             -------
Net increase (decrease)  in cash and
   cash equivalents                                        424         (2,031)         (3,578)              1,663
Cash and cash equivalents at beginning of period         1,239          3,270           6,848                  --
                                                      --------        -------         -------             -------
Cash and cash equivalents at end of period             $ 1,663        $ 1,239       $   3,270             $ 1,663
                                                      ========        =======       =========             =======
Cash payments for interest to Fuel-Tech N.V.           $    41        $    44       $      63             $   148
NON-CASH ACTIVITIES
Contribution of net parent company
   investment to capital of the Company                $    --        $    --       $      --              $  469
Stock subscription receivable                          $    --        $    --       $      --              $2,018

Issuance of stock purchase warrants                    $    --        $    30       $      30              $   60
Conversion of bridge loan into Series A
  Convertible Preferred Stock                          $ 1,400        $    --       $      --              $1,400
Conversion of loan from Fuel-Tech N.V. into
  Series A Convertible Preferred Stock                 $   495        $    --       $      --              $  495

See accompanying notes.

Clean Diesel Technologies, Inc. (A Development Stage Company)
Notes to Financial Statements

1.     Basis of Presentation

       Clean Diesel Technologies, Inc. (the "Company") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Predecessor financial information included in the accompanying financial statements for the period January 1, 1992, through January 18, 1994, reflects the Company's operations prior to incorporation, at which time it was accounted for as part of Fuel Tech. As more fully discussed in
Note 4, effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock, and reduced its ownership in the Company's Common Stock to 27.6%.

       In the first half of 1998, the Company received $1.4 million, exclusive of $45,000 of commissions and expenses, from the sale of bridge loan notes (the "Bridge Loan"), including $500,000 that was received from Fuel Tech. In November 1998, the Company received proceeds of approximately $1.85 million, net of expenses of $28,000, through a private placement of its shares of Series A Convertible Preferred Stock (the "Series A Convertible Preferred Stock"). Simultaneously, the Bridge Loan was converted into shares of the Company's Series A Preferred Stock. Furthermore, Fuel Tech elected to exchange its $495,000 term loan note (the "Term Note") with the Company, along with the associated accrued interest of $20,000 from its Bridge Loan and Term Note, for 1,029 shares of the Company's Series A Preferred Stock.

       The Company is a development stage enterprise, and its efforts from January 1, 1992, through December 31, 1998, have been devoted to the research, development, and commercialization of Platinum Fuel Catalysts ("PFCs"), some of which are licensed to the Company by Fuel Tech (see Note 6), and nitrogen oxide ("NOx") reduction technologies for diesel engines.

       During 1998, the Company began a shift in emphasis from research and development toward commercialization of its technologies. As more fully described elsewhere herein, the Company received net proceeds of approximately $3.2 million in 1998 through private placements to assist in the pursuit of these commercialization efforts. The commercialization of these technologies will depend upon the success of field tests and governmental regulations, principally by the US Environmental Protection Agency, and corresponding foreign and state agencies. The accomplishment of these objectives by the Company will require additional capital and there can be no assurance that such capital will be available.

Going Concern

       The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

       As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In addition to the $3.2 million funding mentioned above, the Company will require additional capital in the future in order to fund its operations. The Company's current cash position, coupled with expected revenues and/or proceeds from joint development agreements, will not be sufficient to fund the Company's operations until it generates a positive cash flow. The Company is, however, actively seeking additional financing through a private placement or joint development agreements in order to fund its commercialization efforts. Without any further funding or revenues from sales, demonstration programs, or license fees, the Company expects to be able to fund operations through the third quarter of 1999. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include reducing expenses and selling or licensing the Company's technologies. Accordingly, at December 31, 1998, there is substantial doubt as to the Company's ability to continue as a going concern.

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

Clean Diesel Technologies, Inc. (A Development Stage Company)
Notes to Financial Statements (Continued)

Cash and Cash Equivalents and Financial Instruments

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1998, substantially all of the Company's cash and cash equivalents were on deposit with one financial institution.

       All financial instruments are reflected in the accompanying balance sheets at amounts that approximate fair market value.

Inventories

       Inventories are stated at the lower of cost or market and consist of finished product. Cost is determined using the first-in, first-out (FIFO) method.

Research and Development Costs

       Costs relating to the research, development, and testing of products are charged to operations as they are incurred. These costs include test program costs, salaries and related costs, consultancy fees, materials, and certain testing equipment. The cost of patent filings and maintenance are also charged to operations as they are incurred. Included in accrued expenses at December 31, 1998, are liabilities for research and development expenses owing to Ricardo Consulting Engineers Ltd., Southwest Research Institute, and Johnson Matthey of $57,000, $44,000, and $32,000, respectively. Included in accrued expenses at December 31, 1997, are liabilities for research and development expenses owing to Ricardo Consulting Engineers Ltd., Delft University, and Johnson Matthey of $167,000, $54,000, and $52,000, respectively.

Cost of Withdrawn Rights Offering

        As a result of the aforementioned $3.2 million net financings, in November 1998, the Company canceled its pending $2 million Rights Offering. The Statement of Operations for the year ended December 31, 1998, includes approximately $264,000 of costs associated with such Rights Offering.

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

Basic and Diluted Loss Per Common Share

       Basic and diluted earnings per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Earnings per share amounts for all periods presented have been, where appropriate, restated to conform to the requirements of SFAS No. 128.

3.     Taxation

       The Company accounts for income taxes in accordance with the "liability method."

       At December 31, 1998 and 1997, the Company had tax losses available for offset against future years' earnings of approximately $12.5 million and $10 million, respectively. Temporary differences were insignificant as of such dates. Approximately $0.9 million, $2.0 million, $3.2 million, $3.4 million, and $3.0 million of the tax loss carryforwards expire in 2009, 2010, 2011, 2012, and 2018 respectively. The Company has not recognized any benefit from the aforementioned tax loss carryforwards.

       The Taxpayer Relief Act of 1997 modified the net operating loss provisions so that losses arising for tax years beginning after the effective date of the Act (August 5, 1997) would be eligible for carryforward for twenty years. Existing losses would still be subject to a fifteen year carryforward period.

Clean Diesel Technologies, Inc. (A Development Stage Company)
Notes to Financial Statements (Continued)

       Under the provisions of the United States Tax Reform Act of 1986, utilization of the Company's US federal tax loss carryforwards (for the period prior to December 12, 1995) may be limited as a result of the ownership change in excess of 50% related to the 1995 Fuel Tech Rights Offering (see Note 4).

4.     Stockholders' Equity

       On December 12, 1995, Fuel Tech completed a Rights Offering to its existing shareholders of 72.4% of the Company's Common Stock, retaining 27.6% of the Common Stock outstanding. Two million of the 2.5 million Company shares held by Fuel Tech were offered in the 1995 Rights Offering. Approximately 1.8 million Company shares were purchased in the offering, which raised net proceeds, after expenses and broker-dealer commissions aggregating $1.3 million, of approximately $10.5 million, all of which was contributed by Fuel Tech to the Company. In December 1995, after the offering was completed, the Company paid Fuel Tech approximately $2.3 million, which represented the repayment of certain loans made to the Company ($2.1 million), as well as certain expenses of the 1995 Rights Offering paid by Fuel Tech ($200,000). As a result of the 1995 Rights Offering and Fuel Tech's capital contribution of the net offering proceeds, the Company's additional paid-in capital increased by approximately $10.5 million.

       During 1998, the Company received $1.4 million, exclusive of $45,000 of commissions and expenses, through the Bridge Loan. In November 1998, the Company received an additional $1.85 million in net proceeds through a private placement of 3,753 shares of its Series A Preferred Stock. As the net proceeds exceeded the $1.75 million minimum stipulated in the terms of the Bridge Loan, the loan automatically converted into 2,800 shares of the Company's Series A Preferred Stock. Additionally, in November 1998, Fuel Tech elected to convert its $495,000 Term Note due from the Company, as well as the $20,000 of associated accrued interest on the Bridge Loan and Term Note, into 1,029 shares of the Company's Series A Preferred Stock. Accordingly, the Company has 7,582 shares of Series A Preferred Stock outstanding as of December 31, 1998. The Company's Series A Preferred Stock has a stated value and liquidation preference of $500 per share plus accrued and unpaid dividends.

       Each share of the Company's Series A Preferred Stock is convertible into
333.33 shares of the Company's Common Stock, which is equivalent to $1.50 per Common Share. Assuming full conversion of the Series A Preferred Stock, the Company would have approximately 5.1 million shares of Common Stock outstanding, of which Fuel Tech would own approximately 1.4 million shares, or a 26.9% interest in the Company.

       The Company can force the holder of Series A Preferred Stock to convert his shares, in whole or in part, into Common Stock at any time on, or after, the date that the average Closing Price (as defined in the Certificate of Designation) of the Common Stock equals or exceeds $4.50 for 20 consecutive trading days. Such conversion may, at the election of the holders of 60% of the issued and outstanding shares of the Company's Series A Preferred Stock, be scheduled to occur on a pro-rata basis quarterly over 18 months. The Series A Preferred Stock shall be automatically converted into Common Stock should the Company consummate a public offering of its Common Stock in excess of certain prescribed amounts. In the event of such mandatory conversion, accrued and unpaid dividends will also convert into Common Stock, on the same terms as the underlying shares of Series A Preferred Stock.

       Holders of the Company's Series A Preferred Stock are entitled to receive, when, as, and if declared by the Board of Directors of the Company out of funds of the Company legally available therefor, cash dividends at the annual rate of nine percent. However, in lieu of making dividends in cash, the Company may elect to pay cumulative dividends in kind at the annual rate of eleven percent. Cash dividends and dividends in kind are each deemed "Preferred Dividends." Dividends payable to the holders of the Series A Preferred Stock are payable quarterly in arrears. It is presently anticipated that the Company will pay dividends on these shares in additional shares of Series A Preferred Stock, and that any earnings that the Company may realize in the foreseeable future will be retained to finance the development and expansion of the Company. As of December 31, 1998, earned but undeclared dividends on the Series A Preferred Stock approximated $49,000.

       On December 31, 1998, the Company issued 27,777 shares of Common Stock to an executive in lieu of approximately $31,000 of deferred compensation. The share price used represented the average of the Company's high and low trading price on December 31, 1998.

Clean Diesel Technologies, Inc. (A Development Stage Company)
Notes to Financial Statements (Continued)

5.     Stock Options and Warrants

       The Company maintains a stock award plan, the 1994 Incentive Plan (the "Plan"). Under the Plan, awards may be granted to participants in the form of non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses, or other forms of share-based or non-share-based awards, or combinations thereof. The Company grants awards at fair market value on the date of grant with expiration dates typically ranging from seven to ten years. Participants in the Plan may be such of the Company's directors, officers, employees, consultants, and advisers (except consultants or advisers in capital-raising transactions) as the directors determine are key to the success of the Company's business. The Company includes 50%-owned subsidiaries or affiliates. In 1996, stockholders amended the Plan to increase from 10% to 12 1/2% the percentage of outstanding Common Shares of the Company used to determine the maximum number of awards to participants. In 1997, the percentage was further increased from 12 1/2% to 17 1/2%. In general, the policy of the Board was to grant stock options vesting in three equal portions on the first through third anniversaries of the grant date for grants prior to 1997, and in equal portions on the grant date and the first and second anniversaries of the grant date for grants awarded after 1997.

       If compensation expense for the Company's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have been increased to the pro forma amounts indicated below:

                                                    1998        1997      1996
                                                    ----------------------------
      Net loss (000's):
      As reported                                  $2,984      $3,764    $3,489
      Pro forma                                     3,157       4,040     3,600

      Basic and diluted loss per common share:
      As reported                                  $ 1.20      $ 1.50    $ 1.40
      Pro forma                                    $ 1.25        1.59      1.44

       In accordance with the provisions of SFAS No. 123, the pro forma disclosures include only the effect of stock options granted in 1998, 1997, and 1996. The application of the pro forma disclosures presented above are not representative of the effects SFAS No. 123 may have on operating results and earnings (loss) per share in future years due to the timing of stock option grants and considering that options vest over a period of three years.

       The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

       The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       1998     1997       1996
                                                    ----------------------------
         Expected dividend yield                        0.0%      0.0%      0.0%
         Risk-free interest rate                       4.69%     5.72%      6.8%
         Expected volatility                           92.4%     61.3%     54.3%
         Expected life of option                     4 years   4 years   4 years

Clean Diesel Technologies, Inc. (A Development Stage Company)
Notes to Financial Statements (Continued)

The following table presents a summary of the Company's stock option activity and related information for the years ended December 31:

                                  1998                        1997                         1996
                      ---------------------------------------------------------------------------------------
                        Options  Weighted-Average    Options   Weighted-Average   Options  Weighted-Average
                        (000's)   Exercise Price     (000's)    Exercise Price    (000's)   Exercise Price
                      ---------------------------------------------------------------------------------------
Outstanding, beginning
  of year                  365        $3.77             287          $3.25            222        $2.86
Granted                     78         1.75             115           4.61             65         4.59
Exercised                   --           --             (17)          0.20             --           --
Forfeited                   (3)        2.00             (20)          4.52             --           --
                      ---------------------------------------------------------------------------------------
Outstanding, end
  of year                  440        $3.41             365          $3.77            287        $3.25
                      =======================================================================================
Exercisable, end
  of year                  340        $3.47             259          $3.41            189        $3.11
Weighted-average
  fair value of options
  granted during the year             $1.02                          $2.18                       $2.25

       The following table summarizes information about stock options outstanding at December 31, 1998:

                                   Options Outstanding                                 Options Exercisable
------------------------------------------------------------------------------------------------------------
                                    Weighted-Average
   Range of       Number of             Remaining       Weighted-Average     Number of    Weighted-Average
Exercise Prices    Options          Contractual Life     Exercise Price       Options      Exercise Price
------------------------------------------------------------------------------------------------------------
$  .20 -$2.00       183,334             5.5 years            $1.45           133,333            $1.33

  2.50 - 4.63       192,500             7.5                   4.17           144,162             4.03

  5.63 - 6.82        64,450             7.0                   6.70            62,784             6.73
------------------------------------------------------------------------------------------------------------
$  .20 -$6.82       440,284             6.6 years            $3.41           340,279            $3.47

       Pursuant to a financial consulting agreement, an investment bank has the right to purchase warrants covering 50,000 of the Company's Common Stock, with an exercise price of $6.50 per share (an 18% premium over market price on the date of issue). The warrants expire on March 1, 2001. Included in the Company's financial statements is $30,000 of expense in 1996 related to the issuance of these stock purchase warrants, which represented the fair value of services received as determined by utilization of the Black-Scholes option pricing model.

       In March 1997, in consideration of his undertaking to assist the Company in obtaining sources of permanent financing, the Company granted a director of the Company a warrant to purchase 25,000 shares of the Company's Common Stock for $10.00 per share (a 142% premium over market price on the date of issue). The warrant expires on March 17, 2004. Included in the Company's 1997 financial statements is $30,000 of expense, as determined by utilization of the Black-Scholes option pricing model, related to the issuance of these purchase warrants, which represented the fair value of the services received.

6.     Commitments
       The Company is obligated under a sublease agreement for its principal office. In January, 1999, the Company signed an extension to its original sublease agreement, which runs from March 1, 1999, through February 28, 2002, unless it is terminated sooner pursuant to the terms of the sublease. Future minimum lease payments at December 31, 1998, are $10,875. Upon execution of the new sublease, the Company's minimum lease payments are as follows:
1999--$78,542, 2000--$81,200, 2001--$81,200, and 2002--$13,533. For the years ended December 31, 1998, 1997, and 1996, rental expense approximated $81,000, $93,000, and $90,000, respectively.

Clean Diesel Technologies, Inc. (A Development Stage Company)
Notes to Financial Statements (Continued)

       Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its Platinum Fuel Catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the Platinum Fuel Catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $12 million in 1998 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date, no royalties have been paid to Fuel Tech, although the Company has recorded an insignificant accrual for royalties payable to Fuel Tech at December 31, 1998.

7.     Related Party Transactions

       On July 1, 1995, the Company entered into a $745,000 promissory demand note (the "Demand Note") with Fuel Tech bearing an interest rate of eight percent per annum. In the first quarter of 1997, the Company repaid $250,000 of this note. Throughout the life of the note, the Company made monthly interest payments on the unpaid balance. On November 5, 1997, the Company entered into a $495,000 promissory note (the "Term Note") with Platinum Plus, Inc. (a wholly owned subsidiary of Fuel Tech) representing the unpaid balance of the Demand Note on that date. The principal amount was payable in three annual installments of $100,000 each on July 1 of each of the years 1998 through 2000, with a final installment of $195,000 on July 1, 2001. Interest at a rate of eight percent per annum was payable on the unpaid balance on each principal payment date. As discussed in Note 4, in November 1998, Fuel Tech converted such note, along with the associated accrued interest from such note and its Bridge Loan, into 1,029 shares of the Company's Series A Preferred Stock.

       During 1998, Fuel Tech executed a $500,000 Bridge Loan to the Company. On November 11, 1998, as more fully described in Note 4, and pursuant to the terms of the Bridge Loan, the entire $1.4 million Bridge Loan, inclusive of Fuel Tech's portion, was converted into 2,800 shares of the Company's Series A Preferred Stock.

       On August 3, 1995, the Company signed a Management and Services Agreement with Fuel Tech. According to the agreement, the Company reimburses Fuel Tech for management, services, and administrative expenses incurred on behalf of the Company. Additionally, Fuel Tech charged the Company a fee equivalent to an additional ten percent of such costs. In June 1996, the Company renegotiated this agreement. Under the new agreement, the Company agreed to pay Fuel Tech a fee equal to an additional three or ten percent of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Prior to the August 1995 agreement, the Company paid Fuel Tech a management fee of $150,000 per quarter, which included the direct costs and associated fees. The Company shares facilities and certain other resources with Fuel Tech and costs are allocated between the companies based on usage. Certain of Fuel Tech's officers and directors serve as officers and directors of the Company, and the Company received management and administrative support from Fuel Tech's staff. The financial statements include allocations from Fuel Tech of certain management and administrative costs, which approximate $168,000, $403,000, and $1,232,000 for the years ended December 31, 1998, 1997, and 1996, respectively, and $3,372,000 for the period from January 1, 1992, through December 31, 1998. Cost allocations for such periods were based on the amount of management time devoted to the Company. Certain services furnished by Fuel Tech to the Company were terminated in midyear 1996. In the opinion of the Company's management, such cost allocations are fair and reasonable and are on terms no less favorable than could be obtained from a third party.

       Average trade balances due to Fuel Tech for the years ended December 31, 1998 and 1997, approximated $37,000 and $69,000, respectively.

       During 1994, Fuel Tech contributed $469,000 to the Company and the Company issued 2.5 million Common Shares to Fuel Tech for $250,000.

8.     Marketing and Joint Development Agreements

       In September 1996, the Company entered into a supply agreement with Holt Lloyd International Ltd. ("Holts") of the United Kingdom to sell the Company's PFCs under the Company's Platinum Plus trademark for use with Holts' fuel additives in the aftertreatment of fuel for both new and used diesel engines in the consumer car care market. The agreement covered territories worldwide except for North, Central, and South America. The term of this agreement was ten years with extension options. The exclusivity of the agreement was determined by the attainment (or reasonable effort toward the attainment) of predetermined minimum

Clean Diesel Technologies, Inc. (A Development Stage Company)
Notes to Financial Statements (Continued)

performance levels for each territory on a calendar-year basis. The Company's PFCs were test-marketed by Holts in Europe in the fourth quarter of 1996, with commercial sales commencing in the first quarter of 1997. This agreement also provided for collaborative testing of the Company's PFC product for gasoline-fueled vehicles, which was to be marketed under similar terms by Holts. This product was launched by Holts in Europe in late 1997 under the Cat Guard name. In December 1997, Holts was acquired by Prestone Products, Inc., a division of AlliedSignal. Based on poor performance by Holts, the Company elected to terminate this agreement in 1998.

       On November 11, 1996, the Company entered into a joint development agreement with Engelhard Corporation and Fuel Tech. The parties agreed to collaborate on the commercialization of various diesel engine NOx control technologies, both in the US and abroad. The companies will demonstrate and market technologies utilizing urea-based NOx catalyst systems for stationary diesels.

       The Company and AMBAC International reached an agreement in December 1997 under which the parties will jointly share in the cost of development of the ARIS injector for urea SCR. The Company holds the exclusive marketing rights to the injector for a period of five years subject to certain minimum purchases of injectors from AMBAC. The Company has agreed to purchase injectors exclusively from AMBAC or to pay AMBAC for 50% of AMBAC's development cost and a royalty on injectors made elsewhere for the Company.

       No rights or licenses have been granted by either party to the other on patents or inventions conceived prior to the agreement. However, the parties have filed a joint patent on the specific ARIS injector. The Company has retained all rights to its underlying patents including the fundamental return-flow injection concept on which the US patent office has issued a "notice of allowance."

       AMBAC is currently assembling complete ARIS 2000 injector systems for the Company according to the Company's proprietary design. The Company considers its relationship with AMBAC to be good.

9.     Subsequent Events

       In January 1999, the Company agreed to an extension of its sublease. The annual fixed rent amount under the sublease extension, which runs from March 1, 1999, through February 28, 2002 (unless terminated sooner pursuant to the terms of the agreement), is $81,200. See Note 6 above for additional information.

       On February 4, 1999, the Company's Board of Directors declared a dividend to the holders of the Company's Series A Preferred Stock to be payable in kind as of January 1, 1999. The eleven percent dividend was paid in shares of the Company's Series A Preferred Stock. The dividend period was calculated as the later of November 11, 1998 (the date of execution of the certificates of Series A Preferred Stock), or the receipt by the Company of payment for the preferred shares through December 31, 1998.

       In February 1999, the Board of Directors of the Company agreed to accept the Company's Common Stock in consideration of their accrued directors' fees at December 31, 1998 (totaling $45,000), and for all future fees. A director may choose to receive either all stock or 20% cash and 80% stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.


Part III

Item 10. Directors and Executive Officers of the Registrant

       Information regarding directors and executive officers of the Company will be set forth under the captions "Election of Directors" and "Directors and Executive Officers of the Company" in the Company's Proxy Statement related to the 1999 annual meeting of stockholders (the "Proxy Statement") and is incorporated by reference herein.

Item 11. Executive Compensation

       Information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated by reference herein excluding, however, the information under the captions "Report of the Board of Directors on Executive Compensation" and "Performance Graph," which is not incorporated by reference.

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


Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    (1) Financial Statements

       The Financial Statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.
                  Report of Independent Auditors
                  Balance Sheets as of December 31, 1998, and 1997
                  Statements of Operations for the years ended December 31,
                     1998, 1997, and 1996, and for the period from January 1, 1992, through December 31, 1998
                  Statements of Changes in Stockholders' Equity (Deficiency) for
                     the years ended December 31, 1998, 1997, and 1996
                  Statements of Cash Flows for the years ended December 31,
                     1998, 1997, and 1996, and for the period from January 1, 1992, through December 31, 1998

       (2)  Financial Statement Schedules

       Schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the financial statements or the notes thereto.

       (3) Exhibits

                  Exhibit No.               Title
                  -----------               -----
                    *  3(i)         Certificate of Incorporation, as amended.
                     * 3(ii)        By-Laws.
                    ++ 3(iii)       Certificate of Designation for Series A Convertible Preferred Stock.
                   **3(iv)          Certificate of Amendment of Certificate of Designation for Series A
                                    Convertible Preferred Stock.
                     * 4a           Specimen Stock Certificate, Common Stock.
                     ++4b           Specimen Stock Certificate, Series A Convertible Preferred Stock.
                      +10a          Assignment of Intellectual Property Rights Fuel-Tech N.V. to
                                    Platinum Plus, Inc. as of November 5, 1997.
                      +10b          Assignment of Intellectual Property Rights Fuel Tech, Inc. to
                                    Clean Diesel Technologies, Inc. as of November 5, 1997.
                      +10c          Assignment Agreement as of November 5, 1997, among
                                    Platinum Plus, Inc., Fuel-Tech N.V., and Clean Diesel Technologies, Inc.
                  *****10d          1994 Incentive Plan of Clean Diesel Technologies, Inc., as
                                    amended through August 8, 1996.
                   ****10e          Management Services Agreement between Clean Diesel Technologies, Inc., Fuel Tech, Inc., and Fuel-Tech N.V. as of June 1, 1996.
                    ***10f          Office Premises Lease of January 26, 1996.
                      +10g          Registration Rights Agreement between Clean Diesel Technologies, Inc. and Fuel-Tech N.V.
                                    of November 5, 1997.
                    +++10h          Registration Rights Agreement between Clean Diesel Technologies, Inc. and the holders of
                                    Series A Convertible Preferred Stock as of November 11, 1998.
                     ++10i          Bridge Loan Agreement between Clean Diesel Technologies, Inc.
                                    and the several lenders set forth on Schedule A thereto dated May 8, 1998.
                    +++10j          Loan Note Agreement between Clean Diesel  Technologies, Inc. and the several lenders set forth on Schedule A thereto dated November 11, 1998.
                     *+10m          Material Foreign Patents.
                    **23.1          Consent of Auditors, Ernst & Young LLP.


------------------
         * Previously filed as Exhibit to Registration Statement on Form S-1 of August 16, 1995, No. 33-95840 and incorporated by reference herein.
        ** Filed herewith.
       *** Previously filed as Exhibit to Form 10-K for the year ended
           December 31, 1995, and incorporated by reference herein.
      **** Previously filed as Exhibit to Form 10-Q for the quarter ended
           September 30, 1996, and incorporated by reference herein.
     ***** Previously filed as Exhibit to Form 10-K for the year ended
           December 31, 1996, and incorporated by reference herein.
         + Previously filed as Exhibit to Form 10-K for the year ended
           December 31, 1997, and incorporated by reference herein.
        ++ Previously filed as Exhibit to Form 8-K dated May 26, 1998, and incorporated by reference herein.
       +++ Previously filed as Exhibit to Form 10-Q for the quarter ended
           September 30, 1998, and incorporated by reference herein.

     (b)      Reports on Form 8-K

                No reports on Form 8-K were filed by the Company for the fourth quarter of 1998.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CLEAN DIESEL TECHNOLOGIES, INC.



          March 29, 1999                      By:   /s/ Jeremy D. Peter-Hoblyn
       -------------------                       ------------------------------
            Date                                    Jeremy D. Peter-Hoblyn
                                                    Chief Executive Officer,
                                                    President, and Director


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the date indicated.



 /s/ Ralph E. Bailey           Director and Chairman of the Board of Directors
---------------------------
     Ralph E. Bailey


 /s/ Jeremy D. Peter-Hoblyn    Chief Executive Officer, President, and Director
---------------------------    (principal executive officer)
     Jeremy D. Peter-Hoblyn


 /s/ Scott M. Schecter         Chief Financial Officer, Vice President,
---------------------------    and Treasurer
      Scott M. Schecter        (principal financial and accounting officer)


 /s/ Douglas G. Bailey         Director
---------------------------
     Douglas G. Bailey


 /s/ John A. de Havilland      Director
---------------------------
     John A. de Havilland


 /s/ Derek R. Gray             Director
---------------------------
     Derek R. Gray


 /s/ Charles W. Grinnell       Director, Vice President, and Corporate Secretary
---------------------------
     Charles W. Grinnell


 /s/ James M. Valentine        Director, Chief Operating Officer, and
---------------------------    Executive Vice President
     James M. Valentine




Dated: March 29, 1999

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CLEAN DIESEL TECHNOLOGIES, INC.



                                            By:
---------------------------                    -----------------------------
            Date                                  Jeremy D. Peter-Hoblyn
                                                  Chief Executive Officer,
                                                  President, and Director


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the date indicated.



----------------------- Director and Chairman of the Board of Directors
  Ralph E. Bailey


---------------------- Chief Executive Officer, President, and Director Jeremy D. Peter-Hoblyn (principal executive officer)


----------------------  Chief Financial Officer, Vice President, and Treasurer
  Scott M. Schecter     (principal financial and accounting officer)


----------------------  Director
  Douglas G. Bailey


----------------------  Director
 John A. de Havilland


----------------------  Director
   Derek R. Gray


 ---------------------  Director, Vice President, and Corporate Secretary
  Charles W. Grinnell


----------------------  Director, Chief Operating Officer, and
  James M. Valentine    Executive Vice President



Dated: March 29, 1999