Form 10-Q
period 1999-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 1999-05-14
CIK 949428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

         Commission file number:      0-27432
                                      -------

                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                          06-1393453
-------------------------                   ------------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                                06901-3522
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

As of May 14, 1999, there were outstanding 2,591,124 shares of Common Stock, par value $0.05 per share, of the registrant.

================================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                 Form 10-Q for the Quarter Ended March 31, 1999

                                      INDEX
                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets as of March 31, 1999,                      1
                  and December 31, 1998

                  Statements of Operations for the Three                    2
                  Months Ended March 31, 1999 and 1998,
                  and for the Period from January 1, 1992, through March 31, 1999

                  Statements of Cash Flows for the Three                    3
                  Months Ended March 31, 1999 and 1998,
                  and for the Period from January 1, 1992, through March 31, 1999

                  Note to Financial Statements                              4

Item 2.           Management's Discussion and Analysis of                   8
                  Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                        14
Item 2.           Changes in Securities                                    14
Item 3.           Defaults upon Senior Securities                          14
Item 4.           Submission of Matters to a Vote of Security Holders      14
Item 5.           Other Information                                        14
Item 6.           Exhibits and Reports on Form 8-K                         14


SIGNATURES                                                                 15

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                                 BALANCE SHEETS

                                                         (in thousands except share data)

                                                          March 31,            December 31,
                                                             1999                  1998
                                                           --------              --------
                                                         (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                  $    923              $  1,663
Inventories                                                     231                   219
Other current assets                                             54                    58
                                                           --------              --------

Total current assets                                          1,208                 1,940

Other assets                                                     43                    45
                                                           --------              --------

Total assets                                               $  1,251              $  1,985
                                                           ========              ========


Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses                      $    611              $    686
                                                           --------              --------

Stockholders' equity:
Preferred Stock, par value $.05 per share,
   authorized 90,000 shares, no shares issued
   and outstanding                                               --                    --
Series A Convertible Preferred Stock, par
   value $.05 per share, $500 per share
   liquidation preference, authorized 10,000
   shares, issued and outstanding 7,670 and
   7,582 shares, involuntary liquidation value
   $3,945,000 and $3,840,000                                      1                     1
Common Stock, par value $0.05 per share,
  authorized 15,000,000 shares, issued and
  outstanding 2,552,777 and 2,544,443 shares                    128                   127
Additional paid-in capital                                   15,052                15,008
Deficit accumulated during development stage                (14,541)              (13,837)
                                                           --------              --------

Total stockholders' equity                                      640                 1,299
                                                           --------              --------

Total liabilities and stockholders' equity                 $  1,251              $  1,985
                                                           ========              ========

See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              (in thousands except per share data)

                                                                                        Period from
                                                         Three Months Ended           January 1, 1992,
                                                              March 31,                   through
                                                         1999            1998          March 31, 1999
                                                     -----------     -----------     ------------------
Sales                                                $      9          $     --          $    254

Costs and expenses:
Cost of sales                                               5                --               166
General and administrative                                381               451             6,938
Research and development                                  268               236             6,594
Patent filing and maintenance                              24                56             1,118
                                                     --------          --------          --------

Loss from operations                                      669               743            14,562
Interest income                                           (15)              (13)             (637)
Interest expense                                            1                11               303
Cost of withdrawn Rights Offering                          --                --               264
                                                     --------          --------          --------

Net loss during development stage                         655               741            14,492

Preferred Stock dividend                                   49                --                49
                                                     --------          --------          --------

Net loss attributable to Common Stockholders         $    704          $    741          $ 14,541
                                                     ========          ========          ========

Basic and diluted loss per common share              $   0.28          $   0.29               N/A
                                                     ========          ========          ========

Average number of common shares
   outstanding                                          2,550             2,517               N/A
                                                     ========          ========          ========





See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    (in thousands)

                                                                                      Period from
                                                         Three Months Ended        January 1, 1992,
                                                              March 31,                 through
                                                      1999               1998        March 31, 1999
                                                    ---------         ---------      --------------
Operating activities
Net cash used in operating activities               $   (737)         $   (581)         $(14,076)
                                                    --------          --------          --------

Financing activities
Proceeds from 1995 Rights Offering, net
   of $630 of brokerage commissions                     --                --              11,156
Expenses of 1995 Rights Offering                        --                --                (425)
Repayment of expenses of 1995 Rights
   Offering paid by Fuel-Tech N.V                       --                --                (200)
Issuance of common stock to parent                      --                --                 250
Net parent company investment                           --                --                 469
Proceeds of loan from Fuel-Tech N.V                     --                --               2,874
Repayment of loan to Fuel-Tech N.V                      --                --              (2,313)
Proceeds from exercise of stock options                    1              --                   5
Proceeds from bridge loan                               --                --               1,400
Proceeds from issuance of preferred stock               --                --               1,876
                                                    --------          --------          --------
Net cash provided from financing activities                1              --              15,092
                                                    --------          --------          --------

Investing activities
Purchase of fixed assets                                  (4)               (1)              (93)
                                                    --------          --------          --------
Net cash used in investing activities                     (4)               (1)              (93)
                                                    --------          --------          --------

Net (decrease) increase in cash
and cash equivalents                                    (740)             (582)              923
Cash and cash equivalents at beginning
   of period                                           1,663             1,239              --
                                                    --------          --------          --------

Cash and cash equivalents at
   end of period                                    $    923          $    657          $    923
                                                    ========          ========          ========



See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


Basis of Presentation
       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

       The balance sheet at December 31, 1998, has been derived from the audited Financial Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       Clean Diesel Technologies, Inc. (the "Company") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock, and reduced its ownership in the Company to 27.6%.

       In the first half of 1998, the Company received $1.4 million, exclusive of $45,000 of commissions and expenses, from the sale of bridge loan notes (the "Bridge Loan"), including $500,000 that was received from Fuel Tech. In November 1998, the Company received additional proceeds of approximately $1.85 million, net of expenses of $28,000, through a private placement of 3,753 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"). Simultaneously, the Bridge Loan was converted into 2,800 shares of the Preferred Stock. Furthermore, Fuel Tech elected to exchange its $495,000 promissory note (the "Term Note") with the Company, along with $20,000 of associated accrued interest from its Bridge Loan and Term Note, for 1,029 shares of the Preferred Stock. Following these transactions, the Company had 7,582 shares of Preferred Stock outstanding at December 31, 1998. As more fully described in "Series A Convertible Preferred Stock" below, the Preferred Stock carries, by resolution of the Board of Directors of the Company, either an annual dividend of 9% payable in cash or 11% payable in kind. The Directors have resolved that until further notice such dividend will be paid in kind. As a result of the quarterly in-kind dividend paid on January 1, 1999, the Company had 7,670 shares of Preferred Stock outstanding at March 31, 1999, with Fuel Tech retaining an approximate 26.9% interest in the Company.

       The Company is a development stage enterprise, and its efforts from January 1, 1992, through March 31, 1999, have been devoted to the research, development, and commercialization of Platinum Fuel Catalysts ("PFCs"), some of which are licensed to the Company by Fuel Tech, and nitrogen oxide ("NOx") reduction technologies for diesel engines.

       During 1998, the Company began a shift in emphasis from research and development toward commercialization of its technologies. Commercialization of the Company's technologies will depend upon the success of field tests and governmental regulations, principally by the US Environmental Protection Agency, and corresponding foreign and state agencies. In December 1997, the Company decided to seek additional financing of $5 million to aid in its commercialization efforts. As noted above, the Company received net proceeds of approximately $3.2 million in 1998 through private placements. The accomplishment of the Company's objectives to commercialize its products will require at least the remainder of the additional capital identified in 1997. Consequently, the Company is currently actively seeking an additional $1.8 - $2.5 million through a private placement of its equity securities. See "Going Concern" below for additional information.

Going Concern
       The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

       As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In addition to the $3.2 million funding raised in 1998, the Company will require additional capital in the future in order to fund its operations. The Company's current cash position, coupled with expected revenues and/or proceeds from joint development agreements, will not be sufficient to fund the Company's operations until it generates a positive cash flow. The Company is, however, actively seeking additional financing of $1.8 - $2.5 million through a private placement of its equity securities in order to fund its commercialization efforts. Without any further funding or revenues from sales, demonstration programs, or license fees, the Company expects to be able to fund operations into September 1999. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include reducing expenses and selling or licensing the Company's technologies. Accordingly, at March 31, 1999, there is substantial doubt as to the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Sources of Capital" elsewhere herein for additional information.

Inventories
       Inventories are stated at the lower of cost or market and consist of finished products. Cost is determined using the first-in, first-out (FIFO) method.

Series A Convertible Preferred Stock
       During 1998, the Company received $1.4 million, exclusive of $45,000 of commissions and expenses, through the Bridge Loan. In November 1998, the Company received an additional $1.85 million in net proceeds through a private placement of 3,753 shares of its Preferred Stock. As the net proceeds exceeded the $1.75 million minimum stipulated in the terms of the Bridge Loan, the loan automatically converted into 2,800 shares of the Preferred Stock. Concurrently, in November 1998, Fuel Tech elected to convert its $495,000 Term Note due from the Company, as well as $20,000 of associated accrued interest from the Bridge Loan and Term Note (described below), into 1,029 shares of the Preferred Stock.

       The Preferred Stock has a stated value and liquidation preference of $500 per share plus accrued and unpaid dividends. Holders of the Preferred Stock are entitled to receive, when and if declared by the Board of Directors of the Company out of funds of the Company legally available therefor, cash dividends at the annual rate of 9% or dividends in kind at the annual rate of 11%. Cash dividends and dividends in kind are each deemed "Preferred Dividends". Preferred Dividends are payable quarterly in arrears.

       In order to conserve cash, on February 4, 1999, the Company's Board of Directors adopted a resolution that all dividends declared on the Preferred Stock be payable in kind at the annual rate of 11%. The dividends will be paid in the form of additional shares of Preferred Stock in accordance with the terms and conditions of the Certificate of Designation on the first business day of January, April, July, and October to stockholders of record on the first business day of the prior December, March, June, and September. Dividends in kind are evidenced by a stock certificate for full share amounts of such dividends, with fractional amounts accruing and paid in full shares on a subsequent dividend. The directors further resolved to issue certificates for stock dividends annually rather than quarterly, unless a stockholder requests certificates to be issued more frequently. These resolutions will remain in effect until revoked by the Company's Board of Directors.

       The fourth quarter 1998 stock dividend payable on January 1, 1999, was paid at the annual rate of 11% and pro-rated as 88 additional shares of the Preferred Stock. The dividend period was calculated as the latter of November 11, 1998 (the date of execution of the original certificates of Preferred Stock), or the receipt by the Company of payment for the preferred shares through December 31, 1998. At March 31, 1999, the Company had 7,670 shares of Preferred Stock issued and outstanding, and earned but unissued dividends of approximately $106,000.

       Each share of the Preferred Stock is convertible into 333.33 shares of the Company's Common Stock, which is equivalent to $1.50 per Common Share. Assuming full conversion of the Preferred Stock, at March 31, 1999, the Company would have approximately 5.1 million shares of Common Stock outstanding, of which Fuel Tech would own approximately 1.4 million shares, or a 26.9% interest in the Company.

       The Company can force the holder of Preferred Stock to convert its shares, in whole or in part, into Common Stock at any time on, or after, the date that the average Closing Price (as defined in the Certificate of Designation) of the Common Stock equals or exceeds $4.50 for 20 consecutive trading days. Such conversion may, at the election of the holders of 60% of the issued and outstanding shares of the Preferred Stock, be scheduled to occur on a pro-rata basis quarterly over 18 months. The Preferred Stock shall be automatically converted into Common Stock should the Company consummate a public offering of its Common Stock in excess of certain prescribed amounts. In the event of such mandatory conversion, accrued and unpaid dividends will also convert into Common Stock, on the same terms as the underlying shares of Preferred Stock.

         Effective February 10, 1999, Section 3(a) of the Certificate of Designation (the "Certificate") of the Preferred Stock was revoked by the filing of a Certificate of Amendment with the Secretary of the State of Delaware. The effect of this resolution was to eliminate the requirement in Section 3(a) of the Certificate that the Preferred Stock be subject to redemption at the option of a stockholder on or after May 8, 2002. The revocation had previously been approved by the holders of the Preferred Stock.

Related Party Transactions
       The Company entered into a Management and Services Agreement with Fuel Tech. Under the agreement, the Company agreed to pay Fuel Tech a fee equal to an additional 3 - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company. Charges to the Company, inclusive of the administrative fee, were approximately $30,000 and $58,000 in the first quarter of 1999 and 1998, respectively.

Commitments
       In January 1999, the Company agreed to an extension of its sublease. The annual fixed rent amount under the sublease extension, which runs from March 1, 1999, through February 28, 2002 (unless terminated sooner pursuant to the terms of the agreement), is $81,200.

       Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its PFC technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFCs commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $10,909,091 in 1999 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date, no royalties have been paid to Fuel Tech, although the Company has recorded an insignificant accrual for royalties payable to Fuel Tech at March 31, 1999.

Subsequent Event
       In February 1999, the non-employee members of the Company's Board of Directors agreed to accept the Company's Common Stock in consideration of their accrued director's fees at December 31, 1998 (totaling approximately $45,000), as well as for all future fees. A director may choose to receive either all stock or 20% cash and 80% stock. Currently, with the exception of one non-employee director, each director has elected to receive all stock. On April 12, 1999, the Company issued 38,347 shares of Common Stock and subsequently paid $1,750 to the directors in consideration for their 1998 accrued directors fees. Director's fees for the first quarter of 1999, totaling $10,000, have been accrued at March 31, 1999.

                         CLEAN DIESEL TECHNOLOGIES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements
         Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 1998.

Results of Operations
       Sales and Cost of sales were $9,000 and $5,000, respectively, in the first quarter of 1999 versus zero in the comparable period in 1998. The 1999 sales related primarily to some of the Company's first commercial sales of its Platinum Plus(R) additives for use with particulate filters both domestically and in Taiwan.

       The Company had minimal sales of its platinum-cerium bimetallic additive in 1998. These sales were for field trials and the Company expects retrofit markets to develop in Taiwan and Korea during 1999. The Company believes its platinum-cerium additive has demonstrated better regeneration performance than other additive systems and has the great benefit of being effective at much lower dose rates than the other competitive additives of cerium or iron alone. Dose rates are important because they result in lower ash buildup and longer filter life.

       The Company's platinum-cerium bimetallic additive with diesel flow through oxidizers has also proven in testing to be effective in reducing the "carbon fraction" of diesel particulate emissions, whereas oxidizers alone are effective only on the soluble organic fraction from oil and fuel residues. Many engine manufacturers plan to meet the new nitrogen oxide ("NOx") limits by means of Exhaust Gas Recirculation ("EGR"), which has the disadvantage of increasing particulates and especially the "carbon fraction" content.

       The Company is completing its Tier 1 registration of the platinum-cerium additive and already has effective registration of its platinum-only additives. Field trials of the platinum-cerium additive started in the first quarter of 1999. The Company expects to complete sufficient trials in the first half of 1999, and depending on results of these trials, expects commercial sales to start in 1999.

       The US EPA and Engine Manufacturers Settlement of October 1998 mandates the expenditure by engine companies of $109.5 million in projects to reduce NOx emissions, including research and development to design low-emitting engines and new emission control technologies. The Company has prepared a demonstration program of its Advanced Reagent Injection System, the ARIS(TM) 2000 system. The Company has submitted proposals to the US EPA and engine companies for four projects totaling approximately $6 million, two of which pertain to the ARIS system and two to the Company's bimetallic fuel additive.

       The Company identified a market opportunity for urea selective catalytic reduction (SCR) systems for use with stationary diesel engines primarily for power generation. The ARIS 2000 is a single fluid injection and metering system complete with an electronic control unit that can be integrated with engine electronic and diagnostic systems. The Company has completed development of the ARIS 2000 system for stationary diesel engines and sold initial units to major engine manufacturers for evaluation purposes in late 1998.

       Thus, the Company believes that it is extremely well placed to sell both its platinum-cerium additive technology and its ARIS 2000 urea injection system technology as part of the overall emission control strategy for a very wide range of diesel engines.

       The Company expects revenues from sales of its Platinum Plus additives to start in 1999, initially from sales to fleets and aftermarket products and later to engine manufacturers for inclusion with an "onboard dosing" system on new vehicles. The Company expects revenues from sales of commercial ARIS 2000 systems for stationary diesel installations in the second half of 1999. The Company also expects revenues from demonstration programs and joint development agreements (both for its ARIS 2000 system and its Platinum Plus additives for particulate filters and oxidizers), but will not know whether its programs are accepted until sometime in 1999.

       General and administrative expenses decreased to $381,000 in the first quarter of 1999 from $451,000 in the comparable period in 1998. The decrease is due primarily to the costs associated with the Company's efforts to raise additional capital in the first quarter of 1998 and measures implemented by the Company to reduce expenditures in order to conserve cash, pending securing additional working capital and the success of its commercialization efforts. These measures, which initially began in the latter part of 1997, include a reduction in the allocation of some of Fuel Tech's management time to the Company in January 1999, as well as reduced travel, investor relations, and financial advisory costs. Additionally, the costs in the first quarter of 1998 include a charge for severance pay that resulted from the closing of the Company's UK office. As part of the shift towards commercialization, however, marketing costs were higher in the first quarter of 1999 than in the comparable year-earlier period.

       Research and development expenses increased to $268,000 in the first quarter of 1999 from $236,000 in the comparable period in 1998. The slight increase in 1999 is due in part to the costs associated with completing the US EPA Tier 1 registration testing of the Company's platinum-cerium bimetallic product. This project began in mid-year 1998 and testing was completed in March 1999.

       Patent filing and maintenance expenses decreased to $24,000 in the first quarter of 1999 from $56,000 in the comparable period in 1998. The decrease is due in part to the shift in emphasis toward commercialization as noted above.

       Interest expense decreased to $1,000 in the first quarter of 1999 from $11,000 in the comparable period in 1998 due to the conversion of the Company's outstanding debt into shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") in November 1998. See "Note to Financial Statements" above and "Liquidity and Sources of Capital" below for further information.

Liquidity and Sources of Capital
       The Company is a development stage enterprise and has incurred losses since inception (January 1, 1992) aggregating $14,492,000 (excluding the effect of the dividend paid on the Preferred Stock) and $13,837,000 at March 31, 1999, and December 31, 1998, respectively. The Company expects to incur losses through the foreseeable future as it further pursues its research, development, and commercialization efforts. Although the Company started selling product in 1997, sales to date have been minimal and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

       In December 1995, the Company raised approximately $10.5 million, net of offering expenses and broker-dealer commissions of approximately $1.3 million, through the 1995 Rights Offering of its shares by Fuel Tech. The Company then repaid Fuel Tech approximately $2.3 million in intercompany loans.

       On February 17, 1998, Fuel Tech agreed to provide the Company with up to $500,000 in order to fund its cash requirements until such time as the Company obtained the long-term financing it was seeking. On May 20, 1998, the $500,000 commitment was converted into a bridge loan (the "Bridge Loan"). The Bridge Loan stipulated an automatic conversion into shares of the Preferred Stock upon the conclusion of a public or private financing that contributed a minimum of $1.75 million of additional net proceeds to the Company. In mid-1998, the Company also received an additional $900,000 of financing under the same Bridge Loan (having the same terms and conditions) from outside investors. As more fully described below and in the "Note to Financial Statements" above, in November 1998, the Bridge Loan automatically converted into 2,800 shares of the Preferred Stock.

       In 1997, the Company repaid $250,000 of a $745,000 promissory demand note with Fuel Tech and restructured the remaining amount into a $495,000 promissory note (the "Term Note") with Platinum Plus, Inc. ("Platinum Plus"), a wholly owned subsidiary of Fuel Tech. The principal amount of the Term Note was payable in three annual installments of $100,000 each on July 1 of each of the years 1998 through 2000, with a final installment of $195,000 due on July 1, 2001. On July 1, 1998, Platinum Plus elected to defer the repayment of the $100,000 of principal, which was payable on that date. Interest at a rate of 8% per annum was payable on the unpaid balance on each principal payment date. The interest accrued on the note as of July 1, 1998, was paid by the Company. See below for further information concerning the exchange of the Term Note for shares of the Company's Preferred Stock.

       In November 1998, the Company obtained through a private placement approximately $1.85 million in net proceeds against the issuance of 3,753 shares of the Preferred Stock. As the Company received net proceeds in excess of the $1.75 million minimum, and in accordance with the terms of the Bridge Loan agreement, the $1.4 million Bridge Loan, mentioned above, converted into 2,800 shares of the Preferred Stock. Additionally, in an effort to retain its approximate 27% interest in the Company (assuming conversion of the Preferred Stock into the Company's Common Shares), Fuel Tech elected to exchange its $495,000 Term Note, and $20,000 of associated accrued interest from its Bridge Loan and Term Note, for 1,029 shares of the Preferred Stock. As a result, Fuel Tech owned 2,029 shares of the Company's Preferred Stock at December 31, 1998. These shares plus the January 1999 dividend, if converted, along with its Common Stock ownership would give Fuel Tech an approximate 26.9% interest in the Company on a fully converted basis at March 31, 1999.

       As a result of the foregoing transactions, the Company had 7,582 shares of Preferred Stock outstanding at December 31, 1998. As of a result of the January 1, 1999 dividend, the Company had 7,670 shares of Preferred Stock outstanding at March 31, 1999, which are convertible into approximately 2.6 million shares of the Company's Common Stock, $0.05 par (convertible at a rate of 1:333.33). Pursuant to a Registration Rights Agreement and Consent, these Common Shares will be entitled to registrations under the Securities Act of 1933, as amended, (a) three on demand, if not less than $500,000 in value and not more often than once in every twelve months, and (b) an unlimited number, if incidental or "piggy-back." See "Note to Financial Statements -- Series A Convertible Preferred Stock" above for further information on the dividend, conversion, and redemption features of the Preferred Stock.

       Effective as of October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its Platinum Fuel Catalyst ("PFC") technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFCs, commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $10,909,091 in 1999 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date, no royalties have been paid to Fuel Tech.

       For the three months ended March 31, 1999 and 1998, and for the period from January 1, 1992, through March 31, 1999, the Company used cash of $737,000, $581,000, and $14,076,000, respectively, in operating activities.

       At March 31, 1999, and December 31, 1998, the Company had cash and cash equivalents of $923,000 and $1,663,000, respectively. Working capital decreased to $597,000 at March 31, 1999, from $1,254,000, at December 31, 1998. The decrease in cash and cash equivalents and working capital in the first quarter of 1999 was the result of the Company's use of the resources to fund its operations in 1999. The Company anticipates incurring additional losses through at least 1999 as it further pursues its commercialization efforts. In light of this, the Company is taking steps to minimize expenditures until such time as it obtains the additional capital it is seeking (see below) and is able to generate a positive cash flow.

       As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. The Company's current cash coupled with expected revenues and/or proceeds from joint development agreements, will not be sufficient to fund the Company's operations until it generates a positive cash flow. The Company is, however, currently actively seeking additional financing in the amount of $1.8 - $2.5 million through a private placement of its equity securities. Without any further funding or revenues from sales, demonstration programs, or license fees, the Company expects to be able to fund its operations into September 1999. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include reducing expenses and selling or licensing the Company's technologies. Accordingly, at March 31, 1999, there is substantial doubt as to the Company's ability to continue as a going concern.

Impact of Year 2000
       The costs of the planned Year 2000 ("Y2K") modifications and the dates by which the Company expects to complete its plans are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including continued availability of certain resources, third-party modification plans, and other factors. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, changes in consulting fees and costs to remediate and replace hardware and software, as well as non-incremental costs resulting from redeployment of internal resources, timely responses to and corrections by third parties, such as significant customers and suppliers, and similar uncertainties.

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

       The Company has identified three information technology ("IT") and non-IT areas for which Y2K compliance is critical to the normal and routine operations of the Company. These areas are:

1)       commercial off-the-shelf software

2)       computer hardware and embedded processors

3) facilities-related applications and processes, such as communications and equipment with embedded chips

       The Company uses commercial off-the-shelf software and hardware, which, based on the representations of the vendors and consultants, are or will be Y2K compliant. The Company is also evaluating the possible effects of the Y2K issue on its key suppliers, contractors, and vendors. Although the possible effects of the Y2K issue on these parties are beyond the control of the Company, the Company has initiated a process to communicate with these parties to inform them of the Company's Y2K strategy and to determine their own Y2K strategies and readiness. The Company estimates that the total cost of its Year 2000 compliance program will be insignificant, and will primarily require the purchase of new hardware and/or software (although a portion of the hardware and software would have been purchased by the Company through the regular and routine upgrading of systems). Such hardware and software will be capitalized and depreciated over the estimated useful life of the related asset. All other expenditures will be charged to expense. At March 31, 1999, the Company has not expended any funds specifically for the Y2K problem.

Year 2000 Program
         At March 31, 1999, the Company is actively engaged in one or more compliance phases with respect to each of the three areas described above. Although there can be no guarantee of complete readiness by the year 2000, the Company believes each of the areas described above will be Y2K compliant by November 30, 1999, or will be substantially compliant by that time, such that further remediation and testing, if any, will not be significant to its operations. However, as discussed above, the Company has not completed its Year 2000 compliance program. In the event the Company does not complete its program, or fails to identify and modify critical business applications, there may be an interruption to the Company's business that may have a materially adverse impact on its future financial condition and results of operations. In addition, Y2K-related disruptions in the economy in general may also have a materially adverse impact on the Company's future financial condition and results of operations.

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

Worst Case Scenario
         It is not possible to describe a reasonably likely "worst case Year 2000 scenario" without making numerous assumptions. The Company presently believes that a most likely worst case scenario would make it necessary for the Company to replace some suppliers and contractors, rearrange work plans, or, perhaps, interrupt some office and field activities. Assuming this assessment is correct, the Company does not believe that such circumstances would have a materially adverse impact on its financial condition or results of operations, even if it is necessary to incur additional costs to correct unanticipated compliance failures.

Contingency Plans
         The Company currently has no contingency plans in place in the event it does not complete all phases of its Y2K compliance program by December 31, 1999. However, it expects to have completed enough of its compliance program by July 1999 that it will be able to identify those areas for which contingency plans will be necessary, and it will develop the required contingency plans at that time. The Company continues to monitor carefully the progress of its Year 2000 program and its state of readiness. Any future contingency plan will be based on its best estimate of numerous factors, which, in turn will be derived by relying on numerous assumptions of future events. However, there can be no assurance that these assumptions or estimates will have been made correctly, or that the Company will have anticipated all relevant factors, or that there will not be a delay in or increased costs associated with the Company's Y2K program. Any delay in implementation of the Year 2000 program could affect the Company's Year 2000 readiness. Specific factors that might cause the actual outcome to differ from the projected outcome include, without limitation, the continued availability of personnel and consultants trained in the computer programming skills necessary for remediation of Year 2000 problems, the ability to locate and correct all relevant computer codes and embedded software, timely responses by third parties, including suppliers, contractors, and potential customers, and the ability to implement interfaces between new systems and systems not being replaced.

         This discussion regarding the Year 2000 Issue is a "Year 2000 Readiness Disclosure" as the term is described in the Year 2000 Information and Readiness Disclosure Act of 1998.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings
             None

Item 2.      Changes in Securities
             a.  Series A Convertible Preferred Stock Amendment

                 Effective February 10, 1999, Section 3(a) of the Certificate of Designation (the "Certificate") of the Series A Convertible Preferred Stock of the Company (the "Preferred Stock") was revoked by the filing of a Certificate of Amendment with the Secretary of the State of Delaware. The effect of this revocation was to eliminate the requirement in Section 3(a) of the Certificate that the Preferred Stock be subject to redemption at the option of a stockholder on or after May 8, 2002. The revocation had previously been approved by the holders of the Preferred Stock (see the text under Item 4, below).

             b.  Unregistered Equity Securities Sold during the Period

                 27,777 shares of the Company's Common Stock were issued on February 4, 1999, to the Chief Executive Officer and President of the Company at the equivalent price of $1.125 per share in lieu of amounts of 1998 compensation. These shares were issued and sold pursuant to the exemption available under Section 4
                 (2) of the Securities Act of 1933.

Item 3.      Defaults upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders

             By forms of written consent executed on January 23, 1999, the holders of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") unanimously approved the revocation of Section 3(a) of the Certificate of Designation of the Preferred Stock, thereby eliminating the provision for optional redemption of the Preferred Stock by a stockholder on or after May 8, 2002 (see the text above under Item 2).

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



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date:  May 14, 1999           By:  /s/Jeremy D. Peter-Hoblyn
                                   ---------------------------------------
                                   Jeremy D. Peter-Hoblyn
                                   Chief Executive Officer, President
                                   and Director


Date:  May 14, 1999           By:  /s/Scott M. Schecter
                                   ---------------------------------------
                                   Scott M. Schecter
                                   Chief Financial Officer, Vice President and
                                   Treasurer