Form 10-Q
period 1999-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 1999-08-13
CIK 949428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

         Commission file number:      0-27432


                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                    06-1393453
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                            06901-3522
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


                                          Yes  _X_          No____

As of August 13, 1999, there were outstanding 2,592,790 shares of Common Stock, par value $0.05 per share, of the registrant.

 =========================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                  Form 10-Q for the Quarter Ended June 30, 1999

                                      INDEX

                                                                        Page

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets as of June 30, 1999,                     1
                  and December 31, 1998

                  Statements of Operations for the Three and              2
                  Six Month Periods Ended June 30, 1999, and
                  1998, and for the Period from January 1, 1992, through June 30, 1999

                  Statements of Cash Flows for the Six Month              3
                  Periods Ended June 30, 1999, and 1998,
                  and for the Period from January 1, 1992, through June 30, 1999

                  Note to Financial Statements                            4

Item 2.           Management's Discussion and Analysis of                 8
                  Financial Condition and Results of Operations


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                      14
Item 2.           Changes in Securities                                  14
Item 3.           Defaults upon Senior Securities                        14
Item 4.           Submission of Matters to a Vote of Security Holders    14
Item 5.           Other Information                                      14
Item 6.           Exhibits and Reports on Form 8-K                       14


SIGNATURES                                                               15

                                                                  -1-
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements



                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                                 BALANCE SHEETS

                                                (in thousands except share data)

                                                       June 30,     December 31,
                                                        1999          1998
                                                      --------      ------------
                                                    (Unaudited)
Assets
Current assets:
Cash and cash equivalents                             $    376         $  1,663
Inventories                                                217              219
Other current assets                                       103               58
                                                      --------         --------

Total current assets                                       696            1,940

Other assets                                                39               45
                                                      --------         --------

Total assets                                          $    735         $  1,985
                                                      ========         ========


Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses                 $    611         $    686
                                                      --------         --------

Stockholders' equity:
Preferred Stock, par value $0.05 per share,
   authorized 90,000 shares, no shares issued
   and outstanding                                        --               --
Series A Convertible Preferred Stock, par
   value $0.05 per share, $500 per share
   liquidation preference, authorized 10,000
   shares, issued and outstanding 7,582 shares,
   involuntary liquidation value $4,054,000
   and $3,840,000                                            1                1
Common Stock, par value $0.05 per share,
  authorized 15,000,000 shares, issued and
  outstanding 2,591,124 and 2,544,443 shares               130              127
Additional paid-in capital                              15,198           15,008
Deficit accumulated during development stage           (15,205)         (13,837)
                                                      --------         --------

Total stockholders' equity                                 124            1,299
                                                      --------         --------

Total liabilities and stockholders' equity            $    735         $  1,985
                                                      ========         ========












See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   (in thousands except per share data)

                                                                                      Period from
                                     Three Months Ended       Six Months Ended      January 1, 1992,
                                          June 30,                June 30,              Through
                                      1999        1998        1999        1998        June 30, 1999
                                    --------    --------    --------    --------    ----------------

Sales                               $     50    $      9    $     59    $      9        $    304

Costs and expenses:
Cost of sales                             33           5          38           5             199
General and administrative               371         304         752         755           7,309
Research and development                 184         179         452         415           6,778
Patent filing and maintenance             28          24          52          80           1,146
                                    --------    --------    --------    --------        --------

Loss from operations                     566         503       1,235       1,246          15,128
Interest income                           (7)         (8)        (22)        (21)           (644)
Interest expense                          --          21           1          32             303
Cost of withdrawn Rights Offering         --          --          --          --             264
                                    --------    --------    --------    --------        --------

Net loss during development stage        559         516       1,214       1,257          15,051

Preferred Stock dividend                 105        --           154        --               154
                                    --------    --------    --------    --------        --------
Net loss attributable to
   Common Stockholders              $    664    $    516    $  1,368    $  1,257        $ 15,205
                                    ========    ========    ========    ========        ========
Basic and diluted loss per
   Common Share                     $   0.26    $   0.21    $   0.53    $   0.50             N/A
                                    ========    ========    ========    ========        ========
Average number of Common Shares
   outstanding                         2,591       2,517       2,567       2,517             N/A
                                    ========    ========    ========    ========        ========







See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        (in thousands)

                                                                                          Period from
                                                       Six Months Ended                 January 1, 1992,
                                                              June 30,                        through
                                                         1999            1998            June 30, 1999
                                                    -------------    -------------      ------------------

Operating activities
Net cash used in operating activities                 $ (1,282)         $ (1,477)            $(14,621)
                                                      --------          --------             --------

Financing activities
Proceeds from 1995 Rights Offering, net
   of $630 of brokerage commissions                       --                --                 11,156
Expenses of 1995 Rights Offering                          --                --                   (425)
Repayment of expenses of 1995 Rights
   Offering paid by Fuel-Tech N.V                         --                --                   (200)
Issuance of common stock to parent                        --                --                    250
Net parent company investment                             --                --                    469
Proceeds of loan from Fuel-Tech N.V.                      --                --                  2,874
Repayment of loan to Fuel-Tech N.V.                       --                --                 (2,313)
Proceeds from exercise of stock options                      1              --                      5
Proceeds from bridge loan                                 --               1,250                1,400
Proceeds from issuance of preferred stock                 --                --                  1,876
                                                      --------          --------             --------
Net cash provided from financing activities                  1             1,250               15,092
                                                      --------          --------             --------

Investing activities
Purchase of fixed assets                                    (6)               (2)                 (95)
                                                      --------          --------             --------
Net cash used in investing activities                       (6)               (2)                 (95)
                                                      --------          --------             --------

Net (decrease) increase in cash
   and cash equivalents                                 (1,287)             (229)                 376
Cash and cash equivalents at beginning
   of period                                             1,663             1,239                 --
                                                      --------          --------             --------

Cash and cash equivalents at
   end of period                                      $    376          $  1,010             $    376
                                                      ========          ========             ========













See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development-Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


Basis of Presentation
       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

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

       In 1998, the Company raised net proceeds of $3.2 million by way of private placements of its Series A Convertible Preferred Stock (the "Preferred Stock"). At December 31, 1998, the Company had 7,582 shares of Preferred Stock outstanding. As more fully described in "Series A Convertible Preferred Stock" below, the Preferred Stock carries, by resolution of the Board of Directors of the Company, either an annual dividend of 9% payable in cash or 11% payable in kind. The Directors have resolved that until further notice such dividend will be paid in kind. At June 30, 1999, as a result of the 1999 quarterly in-kind dividends paid on January 1, 1999, and April 1, 1999, the Company has accounted for 7,880 shares of Preferred Stock (7,582 shares of which are issued and outstanding and 298 shares are issuable upon demand). Fuel Tech would retain an approximate 26.7% interest in the Company on a fully converted basis at June 30, 1999.

       The Company is a development stage enterprise, and its efforts from January 1, 1992, through June 30, 1999, have been devoted to the research, development, and commercialization of its products. Its products include advanced catalytic fuel additives and systems that reduce harmful emissions from internal combustion engines while improving fuel economy in diesel- and gasoline-fueled engines. They also include nitrogen oxide ("NOx") reduction systems and chemicals for the control of NOx emissions from diesel engines.

       During 1998, the Company began a shift in emphasis from research and development toward commercialization of its technologies. In late 1998 and the first half of 1999, the Company shipped pre-production commercial units of its Advanced Reagent Injection System, the ARIS(TM) 2000, to several engine manufacturers, catalyst companies, and industrial end-users. The Company also began several commercial field trials of its Platinum Plus(R) diesel fuel catalyst for fuel economy. Further commercialization of the Company's technologies will depend upon the success of field tests and governmental regulations, principally by the US Environmental Protection Agency and corresponding foreign and state agencies.

       In December 1997, the Company identified a need to raise an additional $5 million to aid in its commercialization efforts. As noted above, the Company received net proceeds of approximately $3.2 million in 1998 through private placements of its Preferred Stock. In July/August 1999, the Company received commitments for the remainder, or $1.75 million, from private European investors for the further issuance of 3,500 shares of the Company's Preferred Stock. This financing is expected to close in August 1999 subject to approval by 60% of the current Preferred Stockholders to an increase in the number of authorized shares of Series A Convertible Preferred Stock. See "Going Concern" and "Series A Convertible Preferred Stock" below for additional information.

Going Concern
       The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

       The Company has received orders for its entire pre-production schedule for the ARIS 2000 diesel NOx reduction technology and expects to deliver commercial orders in the fall of 1999. Additionally, the Company is seeking to license distributors for its ARIS 2000 technology for on-highway and off-road diesel applications. Commercial field trials of the Company's Platinum Plus diesel fuel catalyst have also begun.

       During this period of field trials, product evaluations, and development, the Company has had recurring operating losses and has been unable to generate a positive cash flow. In management's opinion, the funding secured in mid-1999, along with the existing funds, and outstanding orders will be sufficient to fund the Company's operations until at least June 2000. In June 1999, the Company announced plans to license its NOx reduction business, which has started to generate commercial sales. If the Company is successful in licensing this business and in meeting its sales targets for its Platinum Plus fuel catalyst over the next twelve months, the Company's management believes that it will have sufficient cash balances to finance its operations beyond this date. If the Company is unable to license its NOx reduction business and/or realize commercial sales of its Platinum Plus additives or ARIS 2000 systems, the Company will require additional capital to fund its operations beyond June 2000. Although the Company believes that it will be successful in its capital-raising efforts, should they be necessary, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts, if required, are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies. Accordingly, at June 30, 1999, there is substantial doubt as to the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Sources of Capital" elsewhere herein for additional information.

Inventories
       Inventories are stated at the lower of cost or market and consist of finished products. Cost is determined using the first-in, first-out (FIFO) method.

Series A Convertible Preferred Stock
       During 1998, the Company received $1.4 million, exclusive of $45,000 of commissions and expenses, through a Bridge Loan. In November 1998, the Company received an additional $1.85 million in net proceeds through a private placement of 3,753 shares of its Preferred Stock. As the net proceeds exceeded the $1.75 million minimum stipulated in the terms of the Bridge Loan, the loan automatically converted into 2,800 shares of Preferred Stock. Concurrently, in November 1998, Fuel Tech elected to convert its $495,000 Term Note due from the Company, as well as $20,000 of associated accrued interest from the Bridge Loan and Term Note (described below), into 1,029 shares of the Preferred Stock. In July/August 1999, the Company received commitments of $1.75 million from private investors against the issuance of an additional 3,500 shares of Preferred Stock (See "Note to Financial Statements -- Subsequent Event" below).

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

       During 1999, stock dividends which were payable on January 1, 1999, and April 1, 1999, were paid in-kind as 88 and 210 additional shares of the Preferred Stock, respectively. At June 30, 1999, the Company had 7,582 shares of Preferred Stock issued and outstanding with another 298 shares issuable upon demand. Additionally, on June 30, 1999 the Company had earned but undeclared dividends of approximately $108,000.

       Each share of the Preferred Stock is convertible into 333.33 shares of the Company's Common Stock, which is equivalent to $1.50 per Common Share. Assuming full conversion of the Preferred Stock, at June 30, 1999, the Company would have approximately 5.2 million shares of Common Stock outstanding, of which Fuel Tech would own approximately 1.4 million shares, or a 26.7% interest in the Company.

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

Related Party Transactions
       The Company entered into a Management and Services Agreement with Fuel Tech. Under the agreement, the Company agreed to pay Fuel Tech a fee equal to an additional 3 - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company. Charges to the Company, inclusive of the administrative fee, were approximately $27,000 and $41,000 in the second quarter of 1999 and 1998, respectively.

Commitments
       In January 1999, the Company agreed to an extension of its sublease. The annual fixed rent amount under the sublease extension, which runs from March 1, 1999, through February 28, 2002 (unless terminated sooner pursuant to the terms of the agreement), is $81,200.

       Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its Platinum Fuel Catalyst ("PFC") technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFCs commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $10,909,091 in 1999 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date no royalties have been paid to Fuel Tech.

Subsequent Event
       In July/August 1999, the Company received commitments of $1.75 million from private investors for the issuance of 3,500 shares of the Company's Preferred Stock at $500 per share. The issue is expected to be closed in August 1999 following approval by 60% of the holders of the outstanding Preferred Stock to an increase in the authorized number of shares of the Preferred Stock from 10,000 to 15,000 and appropriate legal documentation.

         Upon receipt of the proceeds from the sale of the Preferred Stock, the Company has agreed to pay commission fees totaling $26,250. Additionally, on June 14, 1999, subject to completion of the 1999 funding, the Company further agreed to grant to Mr. Derek Gray and Mr. John de Havilland 58,333 and 29,167, respectively, warrants for the purchase of the Company's Common Stock at the exercise price of $1.50 per share. The warrants have a term of ten years.

         If the $1.75 million financing had been received by the Company as of June 30, 1999, the Company's condensed balance sheet would appear as follows:

                                               As Reported       Pro Forma
                                               -----------       ---------
Assets:
Cash                                            $376,000         $2,100,000
Other Current Assets                             320,000            320,000
Other Assets                                      39,000             39,000
                                                --------         ----------
Total Assets                                    $735,000         $2,459,000
                                                ========         ==========

Liabilities & Stockholders' Equity:
Accounts Payable & Accrued Expenses             $611,000          $ 611,000
Stockholders' Equity                             124,000          1,848,000
                                                --------         ----------
Total Liabilities & Stockholders' Equity        $735,000         $2,459,000
                                                ========         ==========

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

Results of Operations
       Sales for the second quarter and first six months of 1999 increased to $50,000 and $59,000 respectively, from $9,000 in each of the comparable periods in 1998. Cost of Sales increased to $33,000 and $38,000 in the second quarter and first six months of 1999, respectively, from $5,000 in each of the respective comparable periods in 1998.

       The 1999 sales related primarily to sales to several engine manufacturers, catalyst companies, and industrial end-users of the Company's pre-production commercial ARIS(TM) 2000 units, Advanced Reagent Injection System. The Company in 1999 also recorded some of its first commercial sales of its Platinum Plus(R) additives for use with particulate filters both in Korea and in Taiwan and for a stationary diesel application in the U.S.

       The Company had minimal sales of its platinum-cerium bimetallic additive in 1998. These sales were for field trials and the Company expects retrofit markets to develop in Taiwan and Korea during 1999. The Company believes its platinum-cerium additive has demonstrated better trap regeneration performance than other additive systems and has the benefit of being effective at much lower dose rates than other competitive additives of cerium or iron alone. Dose rates are important because they result in lower ash buildup and longer filter life.

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

       The Company is completing its Tier 1 registration of the platinum-cerium additive and already has effective registration of its platinum-only additives. Field trials of the platinum-cerium additive started in the first quarter of 1999 and are continuing. Based on trials that were completed in the first half of 1999, the Company expects commercial sales to start in late 1999 or the first half of 2000.

       The US EPA and Engine Manufacturers Settlement of October 1998 mandates the expenditure by engine companies of $109.5 million in projects to reduce NOx emissions, including research and development to design low-emitting engines and new emission control technologies. The Company has prepared a demonstration program of its ARIS 2000 system. The Company has submitted proposals to the US EPA and engine companies for four projects totaling approximately $6 million, two of which pertain to the ARIS system and two to the Company's bimetallic fuel additive.

       The Company identified a market opportunity for urea selective catalytic reduction (SCR) systems for use with stationary diesel engines primarily for power generation. The ARIS 2000 is a single fluid injection and metering system complete with an electronic control unit that can be integrated with engine electronic and diagnostic systems. The Company has completed development of the ARIS 2000 system for stationary diesel engines and sold initial units to major engine manufacturers for evaluation purposes in late 1998. It has since sold and installed the first commercial ARIS systems.

       The Company believes that the ARIS 2000 NOx reduction system has applications for both stationary engines and mobile engines. While the ARIS 2000 for stationary use has completed development and is now being sold commercially, the ARIS system for mobile applications needs further development from the present prototype stage. The Company believes that the ARIS 2000 system can most effectively be commercialized through licensing a company or companies with a related business in these markets. The Company is actively seeking to license this technology.

       Thus, the Company believes that it is extremely well placed to sell both its platinum-cerium additive technology and its ARIS 2000 urea injection system technology as part of the overall emission control strategy for a very wide range of diesel engines.

       The Company expects revenues from sales of its Platinum Plus additives to start in late 1999 or the first half of 2000, initially from sales to fleets and aftermarket products and later to engine manufacturers for inclusion with an "onboard dosing" system on new vehicles. The Company expects revenues from sales of commercial ARIS 2000 systems for stationary diesel installations in the second half of 1999. The Company also expects revenues from demonstration programs and joint development agreements (both for its ARIS 2000 system and its Platinum Plus additives for particulate filters and oxidizers), but will not know whether its programs are accepted until sometime in 1999.

       General and administrative expenses increased to $371,000 in the second quarter of 1999 from $304,000 in the comparable period in 1998. General and administrative expenses remained relatively flat in the first six months of 1999 as compared to the same period in 1998. The increase in the second quarter of 1999 is due primarily to the costs associated with the Company's efforts to commercialize its products (e.g., marketing and travel expenses). Additionally, in 1998, Fuel Tech required the use of some of the Company's management's time and the associated costs were allocated and charged to Fuel Tech in 1998.

       Research and development expenses remained relatively flat, increasing to $184,000 in the second quarter of 1999 from $179,000 in the comparable period in 1998. Research and development expenses increased in the first six months of 1999 to $452,000 from $415,000 in the comparable period in 1998. The slight increase in 1999 is due in part to increased travel costs and the costs associated with completing the US EPA Tier 1 registration testing of the Company's platinum-cerium bimetallic product. This project began in mid-year 1998 and testing was completed in March 1999.

       Patent filing and maintenance expenses remained relatively flat, increasing to $28,000 in the second quarter of 1999 from $24,000 in the comparable period in 1998. Patent costs decreased to $52,000 in the first six months of 1999 from $80,000 in the comparable periods in 1998. The decrease is due in part to the shift in emphasis toward commercialization as noted above.

       Interest income remained relatively flat decreasing to $7,000 in the second quarter of 1999 from $8,000 in the comparable year earlier period, and increasing to $22,000 in the first six months of 1999 from $21,000 in the comparable period in 1998. Interest expense decreased to zero and $1,000 in the second quarter and first six months of 1999 from $21,000 and $32,000, respectively, in the comparable periods in 1998 due to the conversion of the Company's outstanding debt into shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") in November 1998. See "Note to Financial Statements" above and "Liquidity and Sources of Capital" below for further information.

Liquidity and Sources of Capital
       The Company is a development stage enterprise and has incurred losses since inception (January 1, 1992 through June 30, 1999) aggregating $15,051,000 (excluding the effect of the dividends on the Preferred Stock) and $13,837,000 at December 31, 1998, respectively. The Company expects to incur losses through the foreseeable future as it further pursues its research, development, and commercialization efforts. Although the Company started selling product in 1997, sales to date have been minimal and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

       In December 1995, the Company raised approximately $10.5 million, net of offering expenses and broker-dealer commissions of approximately $1.3 million, through the 1995 Rights Offering of its shares by Fuel Tech. The Company then repaid Fuel Tech approximately $2.3 million in intercompany loans.

       On February 17, 1998, Fuel Tech agreed to provide the Company with up to $500,000 in order to fund its cash requirements until such time as the Company obtained the long-term financing it was seeking. On May 20, 1998, the $500,000 commitment was converted into a bridge loan (the "Bridge Loan"). The Bridge Loan stipulated an automatic conversion into shares of Preferred Stock upon the conclusion of a public or private financing that contributed a minimum of $1.75 million of additional net proceeds to the Company. In mid-1998, the Company also received an additional $900,000 of financing under the same Bridge Loan (having the same terms and conditions) from outside investors. As more fully described below and in the "Note to Financial Statements" above, in November 1998, the Bridge Loan automatically converted into 2,800 shares of Preferred Stock.

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

       In November 1998, the Company obtained through a private placement approximately $1.85 million in net proceeds against the issuance of 3,753 shares of Preferred Stock. As the Company received net proceeds in excess of the $1.75 million minimum, and in accordance with the terms of the Bridge Loan agreement, the $1.4 million Bridge Loan, mentioned above, converted into 2,800 shares of Preferred Stock. Additionally, in an effort to retain its approximate 27% interest in the Company (assuming conversion of the Preferred Stock into the Company's Common Shares), Fuel Tech elected to exchange its $495,000 Term Note, and $20,000 of associated accrued interest from its Bridge Loan and Term Note, for 1,029 shares of Preferred Stock. As a result, Fuel Tech owned 2,029 shares of the Company's Preferred Stock at December 31, 1998. These shares plus the 1999 quarterly dividends, if converted, along with its Common Stock ownership would give Fuel Tech an approximate 26.7% interest in the Company on a fully converted basis at June 30, 1999.

       As a result of the foregoing transactions, the Company had 7,582 shares of Preferred Stock issued and outstanding at June 30, 1999 and at December 31, 1998. As a result of the 1999 quarterly dividends, the Company had 7,582 shares of Preferred Stock outstanding at June 30, 1999 (with an additional 298 shares issuable upon demand), which are convertible into approximately 2.6 million shares of the Company's Common Stock, $0.05 par (convertible at a rate of 1:333.33). In July/August 1999, the Company received commitments of $1.75 million, excluding expenses of $26,000, from private investors against the issuance of an additional 3,500 shares of Preferred Stock. The Company expects this financing to close in August 1999, subject to approval by the existing Preferred Stockholders to an increase in the number of authorized shares of Series A Convertible Preferred Stock.

       Effective as of October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its Platinum Fuel Catalyst ("PFC") technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFCs, commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $10,909,091 in 1999 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date no royalties have been paid to Fuel Tech.

       For the six months ended June 30, 1999 and 1998, and for the period from January 1, 1992, through June 30, 1999, the Company used cash of $1,282,000, $1,477,000, and $14,621,000, respectively, in operating activities.

       At June 30, 1999, and December 31, 1998, the Company had cash and cash equivalents of $376,000 and $1,663,000, respectively. Working capital decreased to $85,000 at June 30, 1999, from $1,254,000, at December 31, 1998. The decrease in cash and cash equivalents, and working capital in the first six months of 1999 was the result of the Company's use of the resources to fund its operations in 1999. The Company anticipates incurring additional losses through at least 1999 as it further pursues its commercialization efforts. In light of this, the Company is taking steps to minimize expenditures until such time as it is able to generate a positive cash flow.

       As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In management's opinion, the funding secured in mid-1999 along with the existing cash and booked sales will be sufficient to fund the Company's operations until at least June 2000. In June 1999, the Company announced plans to license its NOx reduction business, which has started to generate commercial sales. If the Company is successful in licensing this business and in meeting its sales targets for its Platinum Plus fuel catalyst over the next twelve months, the Company's management believes that it will have sufficient cash balances to finance its operations beyond this date. If the Company is unable to license its NOx reduction business and/or realize commercial sales from its Platinum Plus additives or ARIS 2000 systems, the Company will require additional capital to fund its operations beyond June 2000. Although the Company believes that it will be successful in its capital-raising efforts, should they be necessary, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts, if required, are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies. Accordingly, at June 30, 1999, there is substantial doubt as to the Company's ability to continue as a going concern. See "Note to Financial Statements -- Going Concern" elsewhere herein for additional information.


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

       The Company uses commercial off-the-shelf software and hardware, which, based on the representations of the vendors and consultants, are or will be Y2K compliant. The Company is also evaluating the possible effects of the Y2K issue on its key suppliers, contractors, and vendors. Although the possible effects of the Y2K issue on these parties are beyond the control of the Company, the Company has initiated a process to communicate with these parties to inform them of the Company's Y2K strategy and to determine their own Y2K strategies and readiness. The Company estimates that the total cost of its Year 2000 compliance program will be insignificant, and will primarily require the purchase of new hardware and/or software (although a portion of the hardware and software would have been purchased by the Company through the regular and routine upgrading of systems). Such hardware and software will be capitalized and depreciated over the estimated useful life of the related asset. All other expenditures will be charged to expense. At June 30, 1999, the Company has not expended any funds specifically for the Y2K problem.

Year 2000 Program
         At June 30, 1999, the Company is actively engaged in one or more compliance phases with respect to each of the three areas described above. Although there can be no guarantee of complete readiness by the year 2000, the Company believes each of the areas described above will be Y2K compliant by November 30, 1999, or will be substantially compliant by that time, such that further remediation and testing, if any, will not be significant to its operations. However, as discussed above, the Company has not completed its Year 2000 compliance program. In the event the Company does not complete its program, or fails to identify and modify critical business applications, there may be an interruption to the Company's business that may have a materially adverse impact on its future financial condition and results of operations. In addition, Y2K-related disruptions in the economy in general may also have a materially adverse impact on the Company's future financial condition and results of operations.

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

Contingency Plans
         The Company currently has no contingency plans in place in the event it does not complete all phases of its Y2K compliance program by December 31, 1999. However, it expects to have completed enough of its compliance program by September 1999 that it will be able to identify those areas for which contingency plans will be necessary, and it will develop the required contingency plans at that time. The Company continues to monitor carefully the progress of its Year 2000 program and its state of readiness. Any future contingency plan will be based on its best estimate of numerous factors, which, in turn will be derived by relying on numerous assumptions of future events. However, there can be no assurance that these assumptions or estimates will have been made correctly, or that the Company will have anticipated all relevant factors, or that there will not be a delay in or increased costs associated with the Company's Y2K program. Any delay in implementation of the Year 2000 program could affect the Company's Year 2000 readiness. Specific factors that might cause the actual outcome to differ from the projected outcome include, without limitation, the continued availability of personnel and consultants trained in the computer programming skills necessary for remediation of Year 2000 problems, the ability to locate and correct all relevant computer codes and embedded software, timely responses by third parties, including suppliers, contractors, and potential customers, and the ability to implement interfaces between new systems and systems not being replaced.

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

Item 1.      Legal Proceedings
             None

Item 2.      Changes in Securities
             None

Item 3.      Defaults upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders

             At the Annual Meeting of the Company, held on June 9, 1999:

             a. The proposal to elect seven (7) directors was approved by a vote of a majority of the common and preferred shareholders present and voting, and, specifically with respect to each individual nominee, as follows:

                          Name                Votes Cast      Votes for      Votes Withheld      Unvoted
                          ----                ----------      ---------      --------------      -------
             Ralph E. Bailey                   3,184,381      3,182,881          1,500              0
             Douglas G. Bailey                 3,184,381      3,182,881          1,500              0
             Derek R. Gray                     3,184,381      3,182,881          1,500              0
             John A. de Havilland              3,184,381      3,182,881          1,500              0
             Charles W. Grinnell               3,184,381      3,182,881          1,500              0
             Jeremy D. Peter-Hoblyn            3,184,381      3,182,881          1,500              0
             James M. Valentine                3,184,381      3,182,881          1,500              0

             Additionally, Messrs. de Havilland and Gray were elected as nominees of the Series A Convertible Preferred Stockholders, voting as a class, by a vote of 1,676,982 in favor, no votes being withheld and no abstentions.

             b. The appointment of Ernst & Young LLP as independent auditors of the Company for the year 1999 was approved by a vote of 3,183,681 shares in favor, 700 shares against, and no shares abstaining.

             c. The proposal to amend the 1994 Incentive Plan of the Company to include in the definition of "outstanding shares" the number of commons shares into which issued and outstanding convertible securities of the Company may be converted for purposes of determining the authorized number of shares available for granting stock awards was approved by a vote of 3,152,470 shares in favor, 23,911 shares against, and 8,000 shares abstaining.

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



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date:  August 13, 1999          By: /s/Jeremy D. Peter-Hoblyn
                                    ---------------------------------------
                                    Jeremy D. Peter-Hoblyn
                                    Chief Executive Officer, President
                                    and Director


Date:  August 13, 1999          By: /s/Scott M. Schecter
                                    ---------------------------------------
                                    Scott M. Schecter
                                    Chief Financial Officer, Vice President and
                                    Treasurer