Form 10-Q
period 1999-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 1999-11-18
CIK 949428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

         Commission file number:      0-27432


                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                       06-1393453
 ------------------------                   ------------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                        06901-3522
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

As of November 12, 1999, there were outstanding 2,594,456 shares of Common Stock, par value $0.05 per share, of the registrant.


================================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
               Form 10-Q for the Quarter Ended September 30, 1999

                                      INDEX
                                                                      Page

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets as of September 30, 1999,               1
                  and December 31, 1998

                  Statements of Operations for the Three and             2
                  Nine Month Periods Ended September 30, 1999, and
                  1998, and for the Period from January 1, 1992, through September 30, 1999

                  Statements of Cash Flows for the Nine Month            3
                  Periods Ended September 30, 1999, and 1998, and for the Period from January 1, 1992, through September 30, 1999

                  Note to Financial Statements                           4

Item 2.           Management's Discussion and Analysis of                9
                  Financial Condition and Results of Operations


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                     15
Item 2.           Changes in Securities                                 15
Item 3.           Defaults upon Senior Securities                       15
Item 4.           Submission of Matters to a Vote of Security Holders   15
Item 5.           Other Information                                     15
Item 6.           Exhibits and Reports on Form 8-K                      15


SIGNATURES                                                              16

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements



                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                            (in thousands except share data)

                                                             September 30,        December 31,
                                                                 1999                 1998
                                                             -------------        ------------
                                                              (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                   $         1,519      $         1,663
Inventories                                                             246                  219
Other current assets                                                     80                   58
                                                            ---------------      ---------------

Total current assets                                                  1,845                1,940

Other assets                                                             35                   45
                                                            ---------------      ---------------

Total assets                                                $         1,880      $         1,985
                                                            ===============      ===============


Liabilities and stockholders' equity
Current Liabilities:

Accounts payable and accrued expenses                       $           575      $           686
                                                            ---------------      ---------------

Stockholders' equity:
Preferred Stock, par value $0.05 per share,
   authorized 85,000 shares, no shares issued
   and outstanding                                                       --                   --

Series A Convertible Preferred Stock, par value
   $0.05 per share, $500 per share liquidation
   preference, authorized 15,000 and 10,000
   shares, issued and outstanding 11,082 and 7,582
   shares, involuntary liquidation value
   $5,934,000 and $3,840,000                                              1                    1
Common Stock, par value $0.05 per share,
   authorized 15,000,000 shares, issued and
   outstanding 2,592,790 and 2,544,443 shares                           130                  127
Additional paid-in capital                                           18,808               15,008
Deficit accumulated during development stage                        (17,634)             (13,837)
                                                            ----------------     ----------------

Total stockholders' equity                                            1,305                1,299
                                                            ---------------      ---------------

Total liabilities and stockholders' equity                  $         1,880      $         1,985
                                                            ===============      ===============


See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      (in thousands except per share data)

                                                                                                                 Period from
                                                Three Months Ended              Nine Months Ended             January 1, 1992,
                                                  September 30,                   September 30,                    through
                                               1999            1998            1999             1998          September 30, 1999
                                              -------        -------         --------        ---------        ------------------
Sales                                          $    41       $    30           $   100        $    39              $  345

Costs and expenses:
Cost of sales                                       19            19                57             24                 218
General and administrative                         372           366             1,124          1,121               7,681
Research and development                           197           269               649            684               6,975
Patent filing and maintenance                       32            39                84            119               1,178
                                               -------       -------           -------        -------            --------

Loss from operations                               579           663             1,814          1,909              15,707
Interest income                                    (9)           (9)              (31)           (30)               (653)
Interest expense                                     1            44                 2             76                 304
Cost of withdrawn Rights Offering                   --           247                --            247                 264
                                               -------       -------           -------        -------            --------
Net loss                                           571           945             1,785          2,202              15,622
One-time imputed non-cash
   perferred dividend                            1,750            --             1,750             --               1,750
Preferred Stock dividend                           108            --               262             --                 262
                                               -------       -------           -------        -------            --------
Net loss attributable to
   Common Stockholders                         $ 2,429       $   945           $ 3,797        $ 2,202            $ 17,634
                                               =======       =======           =======        =======            ========


Basic and diluted loss per
   Common Share                                $  0.94       $  0.38           $  1.48        $  0.87                 N/A
                                               =======       =======           =======        =======            ========


Average number of Common
   Shares outstanding                            2,592         2,517             2,574          2,517                 N/A
                                               =======       =======           =======        =======            ========



See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       (in thousands)

                                                                                        Period from
                                                        Nine Months Ended           January 1, 1992,
                                                           September 30,                 through
                                                         1999          1998        September 30, 1999
                                                      ---------      ---------     --------------------

Operating activities
Net cash used in operating activities                $ (1,861)       $ (2,180)        $  (15,200)
                                                     ---------       ---------        -----------
Financing activities
Proceeds from 1995 Rights Offering, net
   of $630 of brokerage commissions                         --              --             11,156
Expenses of 1995 Rights Offering                            --              --               (425)
Repayment of expenses of 1995 Rights
   Offering paid by Fuel-Tech N.V.                          --              --               (200)
Issuance of common stock to parent                          --              --                250
Net parent company investment                               --              --                469
Proceeds of loan from Fuel-Tech N.V.                        --              --              2,874
Repayment of loan to Fuel-Tech N.V.                         --              --             (2,313)
Proceeds from exercise of stock options                      2              --                  6
Proceeds from bridge loan                                   --           1,400              1,400
Proceeds from issuance of preferred stock                1,721              --              3,597
                                                     ---------       ---------        -----------
Net cash provided from financing activities              1,723           1,400             16,814
                                                     ---------       ---------        -----------

Investing activities
Purchase of fixed assets                                    (6)             (2)               (95)
                                                     ---------       ---------        -----------
Net cash used in investing activities                       (6)             (2)               (95)
                                                     ---------       ---------        -----------
Net (decrease) increase in cash
   and cash equivalents                                   (144)           (782)             1,519
Cash and cash equivalents at beginning
   of period                                             1,663           1,239                 --
                                                     ---------       ---------        -----------

Cash and cash equivalents at
   end of period                                     $   1,519       $     457        $     1,519
                                                     =========       =========        ===========



See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)



Basis of Presentation

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

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

       The Company is a development stage enterprise, and its efforts from January 1, 1992, through September 30, 1999, have been devoted to the research, development and commercialization of its products. Its products include advanced catalytic fuel additives and systems that reduce harmful emissions from internal combustion engines while improving fuel economy in diesel- and gasoline-fueled engines. They also include nitrogen oxide ("NOx") reduction systems and chemicals for the control of NOx emissions from diesel engines.

       During 1998, the Company began a shift in emphasis from research and development toward commercialization of its technologies. In late 1998 and the first nine months of 1999, the Company shipped pre-production commercial units of its Advanced Reagent Injection System, the ARIS(TM) 2000, to several engine manufacturers, catalyst companies, and industrial end-users. The Company also began several commercial field trials of its Platinum Plus(R) diesel fuel catalyst to determine fuel economy. Further commercialization of the Company's technologies will depend upon the success of field tests and governmental regulations, principally by the US Environmental Protection Agency and corresponding foreign and state agencies.

       In December 1997, the Company identified a need to raise an additional $5 million to aid in its commercialization efforts. In 1998, the Company received net proceeds of approximately $3.2 million through private placements of its Series A Convertible Preferred Stock (the "Preferred Stock"). In August/September 1999, the Company received the remainder of the $5 million, or approximately $1.7 million of net proceeds, from private European investors against the further issuance of 3,500 shares of the Preferred Stock.

       At December 31, 1998, the Company had 7,582 shares of Preferred Stock outstanding. As more fully described in "Series A Convertible Preferred Stock" below, the Preferred Stock carries, by resolution of the Board of Directors of the Company, either an annual dividend of 9% payable in cash or 11% payable in kind. The Directors have resolved that until further notice such dividend will be paid in kind. At September 30, 1999, as a result of the 1999 quarterly in-kind dividends and the $1.75 million stock purchase in the third quarter of 1999, the Company had 11,082 shares of Preferred Stock issued and outstanding with an additional 515 shares pertaining to declared dividends issuable upon demand. On a fully converted basis at September 30, 1999, Fuel Tech would retain an approximate 21.9% interest in the Company. See "Going Concern" and "Series A Convertible Preferred Stock" below for additional information.

Going Concern

       The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

       Commercial field trials of the Company's Platinum Plus diesel fuel catalyst have begun. The Company has delivered orders for its entire pre-production schedule and has also received commercial orders for its ARIS 2000 diesel NOx reduction system.

       During this period of field trials, product evaluations and development, the Company has had recurring operating losses and has been unable to generate a positive cash flow. In management's opinion, the funding secured in the third quarter of 1999, along with its existing cash balances, will be sufficient to fund the Company's operations until June 2000. In June 1999, the Company announced plans to license its NOx reduction business, which has started to generate commercial sales. As more fully described below, in November 1999, the Company entered into a letter of intent to license its patented ARIS stationary diesel technology for a $1 million payment plus an on-going royalty. This agreement is expected to be consummated on January 15, 2000, upon the successful completion of due diligence. If the Company is successful in licensing this business, the Company's management believes that it will have sufficient cash balances to finance its operations into the first quarter of 2001. If the Company is unable to license its NOx reduction business and/or realize commercial sales of its Platinum Plus additives or ARIS 2000 systems, the Company will require additional capital to fund its operations beyond June 2000. Although the Company believes that it will be successful in its capital-raising efforts, should they be necessary, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts, if required, are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies. Accordingly, at September 30, 1999, there is substantial doubt as to the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Sources of Capital" elsewhere herein for additional information.

Inventories

       Inventories are stated at the lower of cost or market and consist of finished products. Cost is determined using the first-in, first-out (FIFO) method.

Series A Convertible Preferred Stock

       During 1998, the Company received $1.4 million, exclusive of $45,000 of commissions and expenses, through a Bridge Loan. In November 1998, the Company received an additional $1.85 million in net proceeds through a private placement of 3,753 shares of its Preferred Stock. As the net proceeds exceeded the $1.75 million minimum stipulated in the terms of the Bridge Loan, the loan automatically converted into 2,800 shares of Preferred Stock. Concurrently, in November 1998, Fuel Tech elected to convert its $495,000 Term Note due from the Company, as well as $20,000 of associated accrued interest from the Bridge Loan and Term Note, into 1,029 shares of the Preferred Stock. In August/September 1999, the Company received proceeds of $1.75 million, exclusive of $29,000 of commissions and expenses, from private investors against the issuance of an additional 3,500 shares of Preferred Stock.

       Additionally, on June 14, 1999, in connection with and subject to completion of the 1999 funding, the Company agreed to grant warrants to Mr. Derek Gray and Mr. John de Havilland, directors of the Company, for the purchase of 58,333 and 29,167 shares of the Company's Common Stock, respectively, at the exercise price of $1.50 per share, which exceeded the market value of the Company's stock at such date. The warrants have a term of ten years.

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

       During 1999, stock dividends which were payable on January 1, April 1, and July 1 were paid in-kind as 88, 210, and 217 additional shares of the Preferred Stock, respectively. At September 30, 1999, the Company had 11,082 shares of Preferred Stock issued and outstanding with another 515 shares issuable upon demand. Additionally, at September 30, 1999, the Company had earned but undeclared dividends of approximately $130,000.

       Each share of the Preferred Stock is convertible into 333.33 shares of the Company's Common Stock, which is equivalent to $1.50 per Common Share. Assuming full conversion of the Preferred Stock, at September 30, 1999, the Company would have approximately 6.5 million shares of Common Stock outstanding, of which Fuel Tech would own approximately 1.4 million shares, or a 21.9% interest in the Company.

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

Loss per Common Share

       As previously discussed, during the third quarter of 1999 the Company issued 3,500 shares of Preferred Stock in exchange for $1.75 million with each share being immediately convertible into 333.33 shares of the Company's Common Stock. The Company was actively marketing its Preferred Stock at a premium (i.e., the $1.50 conversion price was above the market price at the time of the solicitation) and did in fact receive commitments from European investors at a time when the stock price was below $1.50 per share. Subsequent to receiving the commitments but prior to receiving the funds, the price of the Company's stock increased to over $3 per share. In connection therewith, as required by the Financial Accounting Standards Board's Emerging Issues Task Force Statement 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company is required to record a one-time imputed non-cash dividend of approximately $1.75 million resulting from the difference between the conversion price and the quoted market price of the Company's Common Stock as of the date of issuance. The $1.75 million one-time imputed non-cash dividend has been recognized in the computation of a loss applicable to common stockholders as a charge against the accumulated deficit with a corresponding increase in additional paid-in capital. There is no related dividend distribution to Series A preferred stockholders. The potentially dilutive Preferred Stock securities were not included in the diluted loss per share applicable to common stockholders as the effect would be anti-dilutive.

Related Party Transactions

       The Company entered into a Management and Services Agreement with Fuel Tech. Under the agreement, the Company agreed to pay Fuel Tech a fee equal to an additional 3% - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company. Charges to the Company, inclusive of the administrative fee, were approximately $26,000 and $36,000 in the third quarter of 1999 and 1998, respectively.

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

Subsequent Event

       On November 16, 1999, the Company entered into a letter of intent with RJM, Inc. ("RJM") to license the Company's patented ARIS stationary diesel NOx reduction technology for a $1 million payment and an on-going royalty. The royalty applies to all future ARIS system sales for stationary diesel, railroad and marine engines in North, South and Central America. The Company will retain its license rights to the ARIS technology for the stationary diesel applications in the rest of the world and all ARIS technology rights for mobile engines (other than marine and railroad in the territory mentioned above). The agreement is expected to be consummated on January 15, 2000, and is subject to successful completion of due diligence by RJM.

       Assuming completion and implementation of the RJM license agreement on January 15, 2000, and the associated reduction in operating expenses related to the ARIS stationary diesel technology, the Company expects to have sufficient funds to sustain current operations into the first quarter of 2001. This assumes a worst case scenario of no significant sales of Platinum Plus additives or other revenues from additional licenses or royalties. As described elsewhere herein, the Company expects commercial sales of Platinum Plus to begin in early 2000.

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

Results of Operations

       Sales for the third quarter and first nine months of 1999 increased to $41,000 and $100,000, respectively, from $30,000 and $39,000 in each of the comparable periods in 1998. Cost of Sales remained flat at $19,000 in the third quarter of 1999 and 1998, respectively. Cost of Sales increased to $57,000 in the first nine months of 1999 from $24,000 in the respective comparable period in 1998.

       The 1999 and 1998 revenues related primarily to sales of pre-production commercial units of the Company's Advanced Reagent Injection System, the ARIS(TM) 2000, to several engine manufacturers', catalyst companies, and industrial end-users.

       In 1998, the Company had minimal sales of its platinum-cerium bimetallic additive. In 1999, the Company recorded its first commercial sales of its Platinum Plus(R) additives for use with particulate filters. The sales were for field trials to customers in Korea and Taiwan and for a stationary diesel application in the US. The Company believes its platinum-cerium additive has demonstrated better trap regeneration performance than other additive systems and has the benefit of being effective at much lower dose rates than other competitive additives using cerium or iron alone. Dose rates are important because they result in lower ash buildup and longer filter life.

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

       The Company believes that the ARIS 2000 NOx reduction system has applications for both stationary engines and mobile engines. While the ARIS 2000 for stationary use has completed development and is now being sold commercially, the ARIS system for mobile applications needs further development from the present prototype stage. The Company believes that the ARIS 2000 system can most effectively be commercialized through licensing a company or companies with a related business in these markets. The Company has been actively seeking to license this technology and on November 16, 1999, entered into a letter of intent with RJM, Inc. ("RJM") to license its patented ARIS stationary diesel technology. The pending license agreement is for stationary diesel, railroad and marine engines in North, Central and South America. See "Note to Financial Statement -- Subsequent Event" above.

       The Company expects commercial revenues from sales of its Platinum Plus additives to start in late 1999 or the first half of 2000, initially from sales to fleets and aftermarket products and later to engine manufacturers for inclusion with an "onboard dosing" system on new vehicles. The Company also expects revenues from demonstration programs and joint development agreements for its Platinum Plus additives, but will not know whether its programs are accepted until late in 1999 or early 2000.

       General and administrative expenses increased slightly to $372,000 and $1,124,0000 in the third quarter and first nine months of 1999, respectively, from $366,000 and $1,121,000 in the comparable periods in 1998. Although General and Administrative expenses remained relatively flat, marketing and travel expenses associated with the Company's efforts to commercialize its products increased significantly in 1999. These increased expenses, however, are offset by 1998 expenditures by the Company associated with its efforts to obtain financing in 1998.

       Research and development expenses decreased to $197,000 in the third quarter of 1999 from $269,000 in the comparable period in 1998. Research and development expenses decreased in the first nine months of 1999 to $649,000 from $684,000 in the comparable period in 1998. The decrease in expenditures is the result of the Company's shift in emphasis away from research and development and toward actual commercialization of its products, as more fully discussed above.

       Patent filing and maintenance expenses remained relatively flat, decreasing to $32,000 in the third quarter of 1999 from $39,000 in the comparable period in 1998. Patent costs decreased to $84,000 in the first nine months of 1999 from $119,000 in the comparable period in 1998. The decrease is again due in part to the shift in emphasis toward commercialization, as noted above.

       Interest income remained relatively flat at $9,000 for both the third quarter of 1999 and the comparable year earlier period, and increasing to $31,000 in the first nine months of 1999 from $30,000 in the comparable period in 1998. Interest expense decreased to $1,000 and $2,000 in the third quarter and first nine months of 1999, respectively, from $44,000 and $76,000 in the comparable periods in 1998, respectively, due to the conversion of the Company's outstanding debt into shares of the Company's Preferred Stock in November 1998. See "Note to Financial Statements -- Series A Convertible Preferred Stock" above and "Liquidity and Sources of Capital" below for further information.

Liquidity and Sources of Capital

       The Company is a development stage enterprise and has incurred losses since inception (January 1, 1992 through September 30, 1999) aggregating $15,622,000 (excluding the effect of the dividends on the Preferred Stock) and $13,837,000 at December 31, 1998. The Company expects to incur losses through the foreseeable future as it further pursues its research, development, and commercialization efforts. Although the Company started selling product in 1997, sales to date have been minimal and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

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

       In November 1998, the Company obtained approximately $1.85 million in net proceeds against the issuance of 3,753 shares of Preferred Stock through a private placement. As the Company received net proceeds in excess of the $1.75 million minimum, and in accordance with the terms of the Bridge Loan agreement, the $1.4 million Bridge Loan, mentioned above, converted into 2,800 shares of Preferred Stock. Additionally, in an effort to retain its approximate 27% interest in the Company (assuming conversion of the Preferred Stock into the Company's Common Shares), Fuel Tech elected to exchange its $495,000 Term Note, and $20,000 of associated accrued interest from its Bridge Loan and Term Note, for 1,029 shares of Preferred Stock. As a result, Fuel Tech owned 2,029 shares of the Company's Preferred Stock at December 31, 1998. These shares plus the 1999 quarterly dividends, if converted, along with its Common Stock ownership would give Fuel Tech an approximate 21.9% interest in the Company on a fully converted basis at September 30, 1999.

       In August/September 1999, the Company received gross proceeds of $1.75 million, excluding expenses of $29,000, from private investors against the issuance of an additional 3,500 shares of Preferred Stock. As a result, the Company had 11,082 and 7,582 shares of Preferred Stock issued and outstanding at September 30, 1999, and at December 31, 1998, respectively. As a result of the 1999 quarterly dividends, the Company had an additional 515 shares of Preferred Stock issuable upon demand. Therefore, at September 30, 1999, the Company had a total of 11,597 issuable shares of Preferred Stock which are convertible into approximately 3.9 million shares of the Company's Common Stock, $0.05 par (convertible at a rate of 1:333.33).

       In November 1999, the Company entered into a letter of intent with RJM to license its patented ARIS stationary diesel NOx reduction technology for a $1 million payment and an on-going royalty. See "Note to Financial Statements -- Subsequent Event" for further information.

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

       For the nine months ended September 30, 1999 and 1998, and for the period from January 1, 1992, through September 30, 1999, the Company used cash of $1,861,000, $2,180,000, and $15,200,000, respectively, in operating activities.

       At September 30, 1999, and December 31, 1998, the Company had cash and cash equivalents of $1,519,000 and $1,663,000, respectively. The decrease in cash and cash equivalents in the first nine months of 1999 was the result of the Company's use of its resources to fund operations in 1999, largely offset by the funds raised in the third quarter of 1999. Working capital remained relatively flat increasing to $1,270,000 at September 30, 1999, from $1,254,000 at December 31, 1998. The Company anticipates incurring additional losses through at least the first half of 2000 as it further pursues its commercialization efforts. In light of this, the Company is taking steps to minimize expenditures until such time as it is able to generate a positive cash flow.

       As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In management's opinion, the funding obtained in the third quater of 1999 along with the existing cash balances will be sufficient to fund the Company's operations until June 2000. In June 1999, the Company announced plans to license its NOx reduction business, which has started to generate commercial sales. As more fully described elsewhere herein (see "Note to Financial Statements -- Subsequent Event), in November 1999, the Company entered into a letter of intent for its patented ARIS stationary diesel technology for a $1 million payment plus an on-going royalty. The pending license agreement is for stationary diesel, railroad and marine engines in North, Central and South America. The agreement is expected to be consummated on January 15, 2000, upon the successful completion of due diligence by RJM. If the Company is successful in licensing this business, the Company's management believes that it will have sufficient cash balances to finance its operations into the first quarter of 2001. If the Company is unable to license its NOx reduction business and/or realize commercial sales from its Platinum Plus additives or ARIS 2000 systems, the Company will require additional capital to fund its operations. Although the Company believes that it will be successful in its capital-raising efforts, should they be necessary, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts, if required, are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies. Accordingly, at September 30, 1999, there is substantial doubt as to the Company's ability to continue as a going concern. See "Note to Financial Statements -- Going Concern" elsewhere herein for additional information.

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

       The Company has identified three information technology ("IT") and non-IT areas for which Y2K compliance is critical to the normal and routine operations of the Company. These areas are:

       1) commercial off-the-shelf software

       2) computer hardware and embedded processors

       3) facilities-related applications and processes, such as communications and equipment with embedded chips

       The Company uses commercial off-the-shelf software and hardware, which, based on the representations of the vendors and consultants, are or will be Y2K compliant. The Company is also evaluating the possible effects of the Y2K issue on its key suppliers, contractors, and vendors. Although the possible effects of the Y2K issue on these parties are beyond the control of the Company, the Company has initiated a process to communicate with these parties to inform them of the Company's Y2K strategy and to determine their own Y2K strategies and readiness. The Company estimates that the total cost of its Year 2000 compliance program will be insignificant, and will primarily require the purchase of new hardware and/or software (although a portion of the hardware and software would have been purchased by the Company through the regular and routine upgrading of systems). Such hardware and software will be capitalized and depreciated over the estimated useful life of the related asset. All other expenditures will be charged to expense. At September 30, 1999, the Company had expended less than $10,000 specifically for the Y2K problem.

Year 2000 Program

         At September 30, 1999, the Company was actively engaged in one or more compliance phases with respect to each of the three areas described above. Although there can be no guarantee of complete readiness by the year 2000, the Company believes each of the areas described above will be Y2K compliant before December 31, 1999, such that further remediation and testing, if any, will not be significant to its operations. However, as discussed above, the Company has not completed its Year 2000 compliance program. In the event the Company does not complete its program, or fails to identify and modify critical business applications, there may be an interruption to the Company's business that may have a materially adverse impact on its future financial condition and results of operations. In addition, Y2K-related disruptions in the economy in general may also have a materially adverse impact on the Company's future financial condition and results of operations.

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

Contingency Plans

         The Company currently has no contingency plans in place in the event it does not complete all phases of its Y2K compliance program by December 31, 1999. However, it expects to have completed enough of its compliance program by November 30, 1999 that it will be able to identify those areas for which contingency plans will be necessary, and it will develop the required contingency plans at that time. The Company continues to monitor carefully the progress of its Year 2000 program and its state of readiness. Any future contingency plan will be based on its best estimate of numerous factors, which, in turn will be derived by relying on numerous assumptions of future events. However, there can be no assurance that these assumptions or estimates will have been made correctly, or that the Company will have anticipated all relevant factors, or that there will not be a delay in or increased costs associated with the Company's Y2K program. Any delay in implementation of the Year 2000 program could affect the Company's Year 2000 readiness. Specific factors that might cause the actual outcome to differ from the projected outcome include, without limitation, the continued availability of personnel and consultants trained in the computer programming skills necessary for remediation of Year 2000 problems, the ability to locate and correct all relevant computer codes and embedded software, timely responses by third parties, including suppliers, contractors, and potential customers, and the ability to implement interfaces between new systems and systems not being replaced.

       This discussion regarding the Year 2000 Issue is a "Year 2000 Readiness Disclosure" as the term is described in the Year 2000 Information and Readiness Disclosure Act of 1998.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings
             None

Item 2.      Changes in Securities
             a. As reported in Item 4, below, the authorized number of shares of the Company's Series A Convertible Preferred Stock increased effective August 23, 1999, from 10,000 shares to 15, 000 shares.

             b. None

             c. During the period of the Report 3,500 shares of the Company's Series A Convertible Preferred Stock were sold in a private placement at the price of $500 per share pursuant to a Regulation S exemption from registration under the Securities Act of 1933 to 25 European investors, 1,000 shares on July 29, 1999, 2,000 shares on July 30, 1999, and 500 shares on August 4, 1999. Pursuant to the terms of the Company's articles of incorporation, the 3,500 shares of Preferred Stock sold are convertible into 1,166,655 common shares of the Company. Fees for completing this financing were $29,000 and warrants to purchase 88,500 shares of the Company's Common Stock at $1.50 per share. The proceeds of this financing shall be used for the Company's general corporate purposes.

Item 3.      Defaults upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders
             Effective August 20, 1999, 60% of the outstanding holders of Series A Convertible Preferred Stock of the Company authorized by forms of written consent the filing of an amendment to the articles of incorporation of the Company to increase the authorized number of Series A Convertible Preferred Shares from 10,000 to 15, 000.

Item 5.      Other Information
             None

Item 6.      Exhibits and Reports on Form 8-K
             a. Exhibits
                None

             b. Reports on Form 8-K
                The Company filed a report on Form 8-K dated August 5, 1999, providing information in that Form 8-K under Item 5 "Other Events," concerning the financing reported above under Item 2 of this Form 10-Q.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date:  November 17, 1999           By:  /s/Jeremy D. Peter-Hoblyn
                                        --------------------------------
                                        Jeremy D. Peter-Hoblyn
                                        Chief Executive Officer, President
                                        and Director


Date:  November 17, 1999           By:  /s/Scott M. Schecter
                                        --------------------------------
                                        Scott M. Schecter
                                        Chief Financial Officer, Vice President
                                        and Treasurer