Form 10-K
period 1999-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2000-03-24
CIK 949428

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended: December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from __________________ to ____________________

                           Commission File No. 0-27432

                         CLEAN DIESEL TECHNOLOGIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     06-1393453
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation of organization)

                         Suite 702, 300 Atlantic Street
                               Stamford, CT 06901
                                 (203) 327-7050
                    ------------------------------------------
          (Address and telephone number of principal executive offices)

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

                                 Yes _X_  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of March 7, 2000:
$5,299,053.

Indicate number of shares outstanding of each of the registered classes of Common Stock at March 7, 2000: 2,594,456 shares Common Stock, $0.05 par value.
                      Documents incorporated by reference:
Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 2000 described in Parts II, III, and IV hereof are incorporated by reference in this report.
================================================================================

========================================================================================================

                             TABLE OF DEFINED TERMS
Term                              Term Definitions
----                              ----------------

ARIS(TM)2000                      The Company's Advanced Reagent Injection System for Urea SCR

CARB                              California Air Resources Board

CDT                               Clean Diesel Technologies, Inc.

CNG                               Compressed Natural Gas

CO                                Carbon Monoxide

CO2                               Carbon dioxide

DOCs                              Diesel Oxidizing Catalysts

DPFs                              Diesel Particulate Filters

EGR                               Exhaust Gas Recirculation

Fuel Tech                         Fuel-Tech N. V., 21.8% Equity owner of the Company

HC                                Hydrocarbons

LOE-NOx(TM)                       The Company's diesel fuel water emulsion technology

NESCAUM                           North East States for Coordinated Air Use Management

NOx                               Nitrogen Oxide

PFCs                              Platinum Fuel Catalysts

Platinum Plus(R)DFX               The Company's Platinum & Cerium fuel additive

PM                                Particulate Matter

SCR                               Selective Catalytic Reduction

SwRI                              Southwest Research Institute

US EPA                            United States Environmental Protection Agency

VERT Program                      Program in Germany and Switzerland to develop, test and certify diesel particulate filter systems

                                      (i)

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

Item 1. Business

General

       The Company ("CDT"), a Delaware corporation with a principal place of business at 300 Atlantic Street, Stamford, Connecticut 06901, is a specialty chemical company supplying fuel additives and systems that reduce harmful emissions from internal combustion engines while improving fuel economy. The Company's two main technology areas are Platinum Fuel Catalysts ("PFCs") for emission control and fuel economy improvement in diesel and gasoline-fueled engines, and nitrogen oxide ("NOx") reduction systems and chemicals for control of NOx emissions from diesel engines. During December 1999 the Company received its United States Environmental Protection Agency ("US EPA") registration for its platinum - cerium product and, in the opinion of management, is no longer a development stage company.

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

Global Trends in Diesel Emission Control

       Throughout the world, combustion engine development is influenced by two primary concerns. First is the increasing concern for global warming and second is the concern over exhaust emissions, especially particulate matter ("PM") and NOx emissions. Each affect the environment and human health because of the toxicity of particulate particles and the creation of ground-level ozone by NOx.

       Carbon dioxide ("CO2") emissions have been identified as contributing to the greenhouse effect. The Kyoto Protocol (1997) set out to address this issue. Since CO2 is the inevitable result of combustion of fossil fuels, the primary way to reduce CO2 emissions is to reduce fuel consumption. The diesel engine is the most fuel-efficient power unit. Thus the increasing use of diesel engines, as opposed to gasoline engines, is considered one way to reduce fuel consumption and thereby CO2 emissions.

       Particulate and NOx emission concerns have been addressed by the US EPA and the European Community, who continue to set standards prescribing substantial reductions in PM and NOx. The regulatory process is progressive. New vehicles in the year 1999/2000 have to meet emission levels some 70-80% lower than ten years ago. Further reductions have been defined for the years 2002 through 2007 and another tier of reductions has been proposed for 2007 and beyond.

       Reducing diesel engine fuel consumption and PM on the one hand, and NOx on the other, are opposing objectives: When diesel engines are re-tuned to minimize fuel consumption or PM, their output of NOx is sharply increased and vice versa. Moreover, while modern diesel engines have very low PM emissions by mass, the number of fine particles emitted remains high. Modern diesel engines tend to increase the particulate count while reducing total particulate mass. The only proven way of reducing the number of small particles is by using after-treatment filters. Consequently, engine manufacturers are increasingly looking to after- treatment systems for the reduction of both fine PM particles and NOx.

       Recent events that will have a major impact on the development and use of after-treatment systems are:

European Light-Duty Vehicles

       PSA Peugeot has announced the introduction of diesel particulate filters on its large engines (604 series) in 2000. PSA Peugeot manufactures some 1.3 million of the 4.0 million light-duty diesel engines made annually and is understood to have invested heavily in new technology for light-duty diesel engines. Ford Motor Company and PSA Peugeot have announced cooperation on diesel engine development and manufacture. The PSA Peugeot particulate filters use a cerium additive to regenerate the filters. All European light-duty manufacturers are now actively developing particulate filter systems using fuel additives.

European Community Regulations

       New vehicle regulations for 2005 were approved by the European Union in November 1999. These regulations are intended to force the use of particulate filters by all new heavy-duty diesel engines from 2005.

European Retrofit Programs

       Germany and Switzerland have taken a lead in requiring diesel particulate filters to be fitted on all diesel engines used in mining and tunneling. The regulations were developed as a result of a major government-industry cooperative program (the "VERT Program") to develop, test and certify diesel particulate filter systems.

       The requirements, which apply, to both new and retrofit applications are now being implemented on a progressive basis. As the performance and reliability of these certified systems are demonstrated, further programs are being promoted to extend the requirement to use particulate filters for construction equipment and urban buses.

US - Retrofit Program

       The United States Environmental Protection Agency (US EPA), the California Air Resources Board (CARB) and the North East States for Coordinated Air Use Management (NESCAUM) have announced a program for application of retrofit technologies for emission reduction from diesel engines with focus on reduction of particulates and NOx. The program requires that the retrofit technologies are certified, provides for states to regulate the use of such certified technology and also provides a basis for fiscal incentives and state regulations.

Technologies for Control of NOx Emissions from Diesel Engines

       There are two proven technologies that are candidates for adoption in 2002-2005:

Exhaust Gas Recirculation ("EGR")

       This technology has been developed by most, if not all, engine manufacturers. It involves recycling a portion of the exhaust gas to modify the combustion process in a way that reduces NOx. While the principle is simple, its application leads to several problems:

       o PM emissions increase significantly,
       o Fuel consumption increases,
       o Heat rejection is increased by 20-40% (requiring more radiator space),
       o Durability is reduced.

       The problem with increased PM emissions is likely, in the Company's opinion, to lead to a requirement for an after-treatment system to reduce PM emissions. There are currently two proven devices: Diesel Oxidizing Catalysts ("DOCs") and Diesel Particulate Filters ("DPFs"). See "Products and Markets" below for further information.

       In the Company's opinion, the EGR system is the most developed system and is likely to be adopted in 2002 for on highway use. Whether these engines will need oxidizers (DOCs) or filters (DPFs) is not yet clear.

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

       The system comprises a tank of urea (a non-hazardous chemical used primarily as agriculture fertilizer), an injection system for metering and mixing the urea with the exhaust gas, and a catalyst to react the reactant gases (from the decomposed urea) with NOx.

       The system gives very high NOx reduction performance of up to 90% or more but requires a separate urea tank and depends on a urea infrastructure being in place.

       SCR will likely be adopted for stationary engines and for many off road applications where fuel economy and durability are priorities. The Company believes that a near-term market is developing for SCR stationary diesel engines, particularly for power generation, and that a market will develop for mobile engines, both off road and on road, after 2002.

Technologies for Control of Particulates

       If SCR is fitted for NOx control, then the engine can be tuned for very low particulate emissions. However, emission levels regulated for 2007 are expected to require use of particulate filters in addition to SCR, and such systems are in development.

Diesel Particulate Filters (DPFs)

       Several filters are being used or developed. There are several different designs. The soot collected on the filter must be oxidized (burned), otherwise the filter will eventually block. The soot will naturally burn at temperatures above 560(Degree)C but diesel exhaust temperatures are typically much lower than this. Metallic combustion catalysts are one way of promoting oxidation at lower temperatures. Other methods include the use of electrical heating or diesel fuel burners.

       The DPF typically reduces PM by 90-99%.

Diesel Oxidizing Catalysts (DOCs)

       These are flow-through devices with a catalytic surface. They are most effective in reducing gaseous hydrocarbons and carbon monoxide. PM emissions normally contain absorbed hydrocarbons. The use of DOCs substantially reduces the absorbed hydrocarbons but, on its own, will not significantly reduce the carbon content. On engines without EGR, DOCs will reduce PM by 30-50%. On engines with EGR, the absorbed hydrocarbons are significantly lower and DOCs alone have demonstrated less than 10% PM reduction in two test programs conducted for the Company.

The Company's Products

Platinum Plus Platinum Fuel Catalysts (PFC's)

       The Company has developed a family of fuel additives using precious metals (primarily platinum) in minute concentrations in the fuel. Platinum is well known as being one of the best combustion catalysts. The synergy of platinum and cerium is also well known and used in catalysts for gasoline engines as well as oxidizers for diesel engines. As a catalyst in the fuel, a platinum-cerium bimetallic is even more effective, at very low addition rates of 4 ppm to 8 ppm of total metal, than cerium or other metallic additives at 20 ppm to 100 ppm.

       The platinum and cerium additive is currently used in the form of organometallic compounds which are soluble in diesel fuel where they are stable and mix easily.

Platinum Plus in the Engine

       Platinum and cerium form a mixed oxide during the combustion of the fuel. This mixed oxide deposits on the metal surfaces of the engine and catalytically improves combustion especially in the late stages. The results of improved combustion are:

       o Improved fuel economy (2-8%)
       o Reduced engine emissions

       Research shows that the above improvements build up over time. A test showed that after 1,000 hours 96% of the platinum was being retained in the engine.

Platinum Plus for Fuel Economy

       Tests at an engine manufacturer in 1997 on a 5.9 litre engine fitted with exhaust gas recirculation (EGR) showed 8% fuel economy improvement after 200 hours of running on "additive fuel". Tests at Southwest Research Institute
(SwRI) in 1998 on a Detroit Diesel Series 60 engine measured 4% to 5.5% fuel economy improvement after 60 hours of treatment.

       In a fleet test at a Midwest fleet in 1999, the fleet was divided into two groups consisting of a control group which ran on diesel fuel without additive and a test group which ran with the Company's additive, Platinum Plus DFX treated diesel fuel.

       After two months running results were:
                                                % Of Fuel Economy Improvement
                                                -----------------------------
           Control Group (no additive)                     0.11%
           Test Group (with additive)                      6.22%
                                                           ----
           Net Improvement                                 6.11%

       The fuel economy product is expected to show savings of two to three times its cost depending on prices of fuel (which vary widely around the world and from time to time) and the method of distribution.

Platinum Plus for Emissions Reductions

       Used alone the PFC additive has shown the ability to reduce particulate emissions by 10 - 30% as well as providing reductions in HC, CO and NOx. Tests at SwRI demonstrated a 26% reduction in particulate emissions when running fuel treated with the PFC. Several large power generation diesels in the State of Maine using the PFC on a commercial basis reported particulate reduction of 29% using treated fuel and an average of 45% particulate reduction and 15% NOx reduction when using the PFC with engine modifications. The Company is conducting tests to support the use of fuel treated with the PFC for emissions credits under the US EPA voluntary retrofit/rebuild program.

Platinum Plus with New Engines and Diesel Oxidizer Catalysts (DOCs)

       For the year 2000 and thereafter, many new low emission engines will employ Exhaust Gas Recirculation (See above) to reduce NOx. Alone this technology increases PM emissions and fuel consumption.

       The PM emissions from such systems produce dry soot (low Soluble Organic Fraction (SOF) high carbon content). DOCs have low effectiveness on this dry soot. Tests show that Platinum Plus is particularly effective on engines with EGR in improving fuel efficiency and reducing engine out emissions. Platinum Plus is compatible with, and improves performance of, oxidizers. Research also shows that the platinum-cerium bimetallic catalyst is effective at oxidizing the carbon content as well as the soluble organic fraction of the soot and therefore enhances the general performance of engine equipment with DOC's. In one test at SwRI overall particulate reduction increased from 29% to 43% using the PFC with a DOC while still reducing fuel consumption.

Platinum Plus with Diesel Particulate Filters (DPFs)

       The platinum-cerium additive oxidizes the soot that collects on the filter. The challenge is to oxidize the soot at the lowest possible temperature with the minimum amount of metal additive, because excess metal additive deposits on the filter, thereby, reducing the useful life of the filter and adding to back pressure which in turn increases fuel consumption. The platinum-cerium additive reduces the temperature at which the soot oxidizes (regeneration temperature) by 200(degree) to 250(degree)C. This is 50(degree) to 100(degree)C lower than other metals. At the same time it improves fuel economy and reduces emission of CO, HC and NOx.

       The dose rate of the platinum-cerium additive delivers a metal content of 4 ppm to 8 ppm of metal in the fuel compared to 25 ppm to 100 ppm for other metals. The ultra low dose rate of the platinum-cerium additive gives a major reduction of ash accumulation in the filters and extends the useful life of the filter.

Platinum Plus and New Fuels

       Platinum Plus has been shown to be effective with both current fuels (500 ppm sulfur) and lower sulfur fuels. Sulfur does not inhibit the catalytic action of Platinum Plus nor is there a significant increase in sulfur emissions. Low sulfur fuel is not required for use with Platinum Plus.

       The tests at SwRI on a modern heavy-duty diesel engine using 368 ppm sulfur fuel and a Corning particulate filter, demonstrated emission levels lower than an identical compressed natural gas (CNG) engine certified to CARB's standards.

           12.7 liter Diesel Engine with DPF
           EGR and Platinum Plus 368 ppm Sulfur          12.7 liter CNG Engine

                               (gm/bhp-hr)                    (gm/bhp-hr)
                               -----------                    -----------
                     NOx           2.31                           2.0
                     HC            0.15                           0.8
                     PM            0.009                          0.02

Markets for Platinum Plus

       After receiving its registration for Platinum Plus from the US EPA in December 1999 (see "Health Effects" below), the Company started test marketing its product through diesel fuel distributors and fleets and is currently in discussion with potential licensees and additive marketing companies to distribute the product both in the US and Europe.

       The Company has established relationships with suppliers and blenders for its products in the United States and is now doing so in Europe. Each 1 billion gallons of fuel treated with the additive would represent revenues to the Company of $20 to $30 million. The diesel fuel market worldwide is approximately 200 billion gallons per year and the United States consumption is estimated at 40 billion gallons annually.

ARIS 2000 - Advanced Reagent Injection System for Urea SCR (NOx Reduction)

       The Company identified a market opportunity for SCR systems for use with stationary diesel engines used primarily for power generation. The ARIS 2000 is a single fluid injection and metering system complete with an electronic control unit. The Company completed prototype testing of the ARIS 2000 system for stationary diesels in 1999 as well as started sales of commercial systems for evaluation programs to catalysts companies and engine companies.

       The evaluation programs have demonstrated that by using the ARIS 2000 system, NOx reduction of 90% and more can be achieved on steady state conditions with 85% on transient conditions.

ARIS 2000 - for Stationary Diesels

       The Company decided that the most effective way to commercialize its ARIS 2000 technology was to license the technologies associated with NOx reduction. In November 1999 the Company announced an agreement with the RJM Corporation, in Ridgefield, Connecticut to license the exclusive marketing rights for the ARIS 2000 in North, Central and South America for stationary, railroad and marine applications. (See Footnote 9, "Subsequent Events" to the accompanying Financial Statements).

       The Company has retained the right to market and license the ARIS 2000 for stationary use in Europe, Asia and Africa. The Company is currently seeking licensees for these.

ARIS 2000 for Mobile Diesels

       The Company has retained worldwide rights to the ARIS 2000 for mobile applications. The ARIS 2000 was designed to be adaptable to automotive use and for automotive components. Mobile prototypes of the ARIS 2000 have been made and installed on test vehicles. The Company is offering the technology for license. Patents offered for license are:

       US Patent No. 5,975,475 - A fundamental concept patent of a return flow injection system which, provides cooling of the injector and a solenoid, actuated injector which precisely meters the flow of urea into the exhaust gas. No compressed air is required.

       US Patent No. 5,968,464 provides additional enhancement by converting aqueous urea to ammonia within a pyrolysis chamber to assist decomposition.

       US Patent No. 5,924,280 combines use of EGR with urea SCR and combines the use of a diesel particulate filter with SCR for simultaneous particulate and NOx control. Tests have shown such a system demonstrates 85% NOx and 90% particulate reduction.

       US Patent No. 5,809,775 covers the use of a solid reagent system for generating ammonia.

       A pending patent covers conversion of urea to ammonia for injection into diesel exhaust.

Emulsion Technology for NOx and particulates

       The Company is offering for license its LOE-NOx TM diesel fuel water emulsion technology and its enhanced emulsion technology which expands on the use of emulsion to carry urea or ammonia based reagents. These technologies provide low cost NOx reduction of 15-30% for diesel engines.

       US Patent No.'s 5,404,841, 5584,694, and 5,535,708 cover emulsions containing NOx reduction reagents where the water reduces peak flame temperature and protects the reagent.

       US Patent No. 5,809,774 provides a means to emulsify urea solution with diesel fuel at a dispensing pump and separate it "on board" a vehicle so that the urea can be separately injected into exhaust gas. This avoids loading urea as a second operation.

Platinum Plus for Gasoline

       The Company has developed a platinum/rhodium based gasoline fuel additive that has been demonstrated to rejuvenate the performance of aged catalytic converters. This product was previously test marketed in Europe and the Company is seeking a partner to complete development and commercialization of this product. Use of such a product in the U.S. will require registration with the US EPA under fuel additive registration requirements. To date the Company has not found a partner willing to fund the development and registration testing in the U.S.

CDT-4 Microorganism for Desulfurization of Diesel Fuel

       The Company has isolated and conducted limited testing on a microorganism that has demonstrated the ability to reduce diesel fuel sulfur content by up to 40%. The Company has filed a patent application on this organism and is seeking partners to fund further development and testing.

Health Effects and Registration of Additives

       Metallic additives have come under scrutiny for their possible effects on health. The Company registered its platinum additive in 1997 in both the US and United Kingdom. The platinum - cerium bimetallic additive required further registration in the US and that process involved a 1,000-hour engine test and extensive emission measurements and analysis. This registration was completed in 1999 and issued in December 1999.

       Germany, Austria and Switzerland have set up a protocol for approving diesel particulate filters and additive systems used with them. This registration process requires further engine testing which the Company has arranged to do and expects to be complete in the first half of 2000. The Company completed selected tests under the VERT protocol in 1998 which demonstrated that the use of the platinum-cerium additive at dose rates of 10 ppm or less did not give rise to an increase in ultra fine particulates, whereas all metallic additives tested under the protocol to that date typically used dose rates of 30 ppm to 100 ppm and gave rise to an order of magnitude increase in ultra fine particulates.

       Engine tests show that the amount of platinum emitted from the use of Platinum Plus is roughly equivalent to platinum attrition from automotive catalytic converters.

       In December 1996 the United Kingdom Ministry of Health's Committee on Toxicity reviewed the product and all the data submitted by the Company and in its response stated "The Committee is satisfied that the platinum emission from vehicles would not be in an allergenic form and that the concentrations are well below those known to cause human toxicity." In 1997 Radian Associates reviewed the Company's data and the literature on platinum health effects and concluded "the use of Clean Diesel Technologies' platinum containing diesel fuel additive is not expected to have an adverse health effect on the population under the condition reviewed." Radian also concluded that emissions of platinum from the additive were 2,000 to 2,000,000 times below the minimum workplace standard levels.

Sources of Supply

       The Company has outsourcing arrangements with two companies in the precious metal refining industry and may make arrangements with others to meet its platinum requirements. The Company has made the product itself in the past but considers outsourcing to a precious metal refinery to be more cost effective. The Company has established several sources of cerium to use in its bimetallic diesel additive.

Research and Development

       During 1999 the Company employed 5 individuals, including two executive officers, in engineering and product development. In February 2000 two employees were transferred to RJM as part of the ARIS 2000 license transaction (See Footnote 9, "Subsequent Events" to the accompanying Financial Statements). During the years ended December 31, 1999, 1998, and 1997, the Company's research and development expenses exclusive of patent costs totaled approximately $827,000, $1,009,000 and $1,985,000, respectively. The Company expenses all development costs as incurred.

Protection of Proprietary Information

       The Company holds the rights to a number of patents and pending patent applications. There can be no assurance that pending patent applications will be approved or that the issued patents or pending applications will not be challenged or circumvented by competitors. Certain critical technology incorporated in the Company's products is protected by trademark and trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that the Company will have adequate remedies for disclosure of its trade secrets or violations of its intellectual property rights.

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

Employees

       The Company has seven full-time employees. In addition, one executive officer of Fuel Tech provides management, and legal services for the Company pursuant to a Management and Services Agreement between Fuel Tech and the Company on an as-needed basis. The Company also retains two outside technical consultants on specific projects related to platinum, engines, and NOx reduction, and retains several outside marketing agents.

       The Company enjoys good relations with its employees and is not a party to any labor management agreements.

Risk Factors of the Business

       Investors in the Company should be mindful of the following risk factors relative to the Company's business:

Liquidity - Going Concern

       Prior to December 1999, the Company was a development stage business and has incurred losses since inception totaling $16,278,000 (excluding the effect of non-cash preferred dividends and the one-time imputed non-cash preferred dividend). At the date of this report, the Company has cash resources estimated to be sufficient for its needs only through the third quarter of 2000. See the text below under the captions "Liquidity and Sources of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of

Operations," and "Report of Independent Auditors" in Item 8, "Financial Statements." Accordingly, at December 31, 1999, there is substantial doubt as to the Company's ability to continue as a going concern.

Competition

       Competition in the diesel fuel additive market is from other additive suppliers, that produce other metallic additives. The Company competes on the basis of effectiveness, price, proprietary technology, and ease of use of the PFCs.

       Competition in the NOx control market is from other suppliers of reagent-based post-combustion NOx control systems including large, well-established catalyst and engine manufacturing companies. The Company has proprietary technology in this area.

Need for Registration

       The Company needs to comply with registration requirements for each territory in which it sells its products. The Company received its registration from the US EPA under Tier 1 of 211(b) registration for its platinum - cerium additive in December 1999. It can sell the product with its current registration status that provides for pass through rights for the additive companies to use the product without further registration. However, there are provisions in the Act under which the US EPA could require further testing. The US EPA has not exercised these powers yet for any additive. In Europe the Company is registering in Germany and Switzerland. This registration requires testing which the Company expects to complete in the second quarter of 2000. Further testing could be needed in these or other territories.

Continuing Operating Losses

       The Company has had minimal revenues through December 31, 1999. The Company expects to continue to incur operating losses at least through 2000. There can be no assurance that the Company will achieve or sustain significant revenues or profitability in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

No Assurances of Additional Funding

       The Company is seeking additional funding in the form of a private offering of additional shares of the Company's equity securities. Any offering of such securities may result in dilution to the stockholders of the Company. The ability of the Company to consummate a financing will depend on the status of the Company's marketing programs and field trials, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available when needed, or on terms acceptable to the Company. In the event that the Company is unable to raise additional funds, the Company may be required to delay, scale back, or severely curtail its operations or otherwise impede its ongoing commercialization, which could have a material adverse effect on the Company's business, operating results, financial condition and long-term prospects. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

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

Relationship with Fuel Tech; Conflicts of Interest

       Directors and officers of Fuel Tech and its subsidiaries who are also directors and officers of the Company, and Fuel Tech as the Company's largest stockholder, are in positions involving the possibility of conflicts of interest with respect to transactions concerning the Company. The Company currently has one director independent of Fuel Tech. See Item 13, "Certain Relationships and Related Transactions" elsewhere herein.

Uncertainty of Market Acceptance

       The commercial success of the Company's products will depend upon acceptance by the fuel additive, oil, and engine industries, and acceptance by governmental regulatory bodies. This market acceptance will in turn depend upon competitive developments and the Company's ability to demonstrate the efficacy, cost effectiveness, safety, and ease of use of the PFCs and NOx control products of the Company. The failure by the Company to receive market acceptance for the PFCs and NOx control products would have an adverse effect on the Company's business, operating results and financial condition. See "Products and Markets" in Item 1, "Business," above.

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

Platinum Price

       The cost of platinum may have a direct impact on the future pricing and profitability of the PFCs. Although the Company intends to minimize this risk through various purchasing and hedging strategies, there can be no assurance that the Company will be able to do so. A significant prolonged increase in the price of platinum could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Attracting and Retaining Personnel

       The success of the Company will depend, in large part, on the Company's ability to retain current key personnel, attract and retain additional qualified management, scientific, and manufacturing personnel and to develop and maintain relationships with research institutions and other outside consultants. The loss of key personnel or the inability of the Company to hire or retain qualified personnel, or the failure to assimilate effectively such personnel could have a material adverse effect on the Company's business, operating results and financial condition. See "Employees" in Item 1, "Business."

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

Patents and Technology Assignments

       The Company's technology is comprised of patents, patent applications, trade or service marks, data, and know-how. This technology was acquired by assignment from Fuel Tech or developed internally. The assignment agreement provides for running royalties of 2.5% of gross revenues derived from the sale of the PFCs, commencing in 1998 and terminating in 2008. The Company may at any time terminate this royalty obligation by payment to Fuel Tech of amounts in 2000 of $9.8 million and declining annually to $1.1 million in 2008. The Company as owner maintains the technology at its expense.

       During 1999, the Company filed 1 additional US patent application and 14 international patent applications. The Company now has a total of 20 US patents and 59 international patents. There are currently 12 US patent applications pending and 68 international applications pending. These patents and patent applications cover the means of controlling the four principal emissions from diesel engines (NOx, PM, CO, and HC).

Item 3. Legal Proceedings

       The Company is not involved in any legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

       During the fourth quarter of 1999, no matters were submitted to a vote of the Company's security holders.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

       The Company's shares are traded in the US in the over-the-counter market. Reports of transactions of the Company's shares are available on the OTC Electronic Bulletin Board (Symbol CDTI). At March 8, 2000, based on information from the Company's transfer agent, there are 125 registered holders and approximately 600 beneficial holders of Common Stock.

       No dividends have been paid on the Company's Common Stock and the Company does not intend to pay dividends on these shares in the foreseeable future. Furthermore, while the Company does not have an intention to pay dividends, its ability to pay any dividends would be restricted by the dividend requirements of the Series A Convertible Preferred Stock (the "Series A Preferred Stock").

         Stock price date:                           High       Low
         ----------------                            ----       ---
         1st Quarter 1998..........................  3 1/2     1 3/8
         2nd Quarter 1998..........................  2 5/8     1 5/16
         3rd Quarter 1998..........................  2           9/16
         4th Quarter 1998..........................  1 1/2        5/8

         1st Quarter 1999..........................  1 3/32       5/8
         2nd Quarter 1999..........................   15/16     11/16
         3rd Quarter 1999..........................  4 1/8        7/8
         4th Quarter 1999..........................  3 7/8      1 1/4

Sales and Uses of Unregistered Securities During the Period

       Pursuant to a Regulation S exemption from registration under the Securities Act of 1933 with respect to an offshore placement and a ss.4 (2) private placement exemption under the Securities Act of 1933 with respect to an exchange of the Company's notes with Platinum Plus, Inc., the Company sold or exchanged effective August 16, 1999 through September 27, 1999, 3,500 shares of its Series A Convertible Preferred Stock. The price and liquidation value of the Series A Preferred Stock was $500 per share. Each share of Series A Preferred Stock is convertible into 333.33 shares of the Company's Common Stock and pays dividends, in cash, of 9% or, in kind, of additional shares of Series A Preferred Stock, of 11% of the liquidation value. The directors have elected to pay dividends in kind. The proceeds of the Series A Preferred Stock issuance of approximately $1.75 million will be used for general corporate purposes of the Company. There are, as of the date of this report, 33 beneficial holders of the Series A Preferred Stock. See also the text under the caption "Liquidity and Sources of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Additional information relating to the terms and conditions of the Series A Preferred Stock is contained in the Company's Form 10-Q for the quarter ending September 30, 1999, and is incorporated by reference herein.

Item 6. Selected Financial Data

       The Company was incorporated on January 19, 1994, as a wholly owned subsidiary of Fuel Tech. Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock, with Fuel Tech retaining a 27.6% ownership interest in the Company. In 1999 and 1998 the Company obtained $1.75 million and $3.2 million of proceeds respectively, through private placement sales of shares of its Series A Convertible Preferred Stock (the "Series A Preferred Stock"). As a participant in these financings, Fuel Tech owns 2,235 shares of the Company's Series A Preferred Stock, and along with its approximately 689,000 shares of the Company's Common Stock, has an approximate 21.8% interest in the Company, on a fully converted basis, at December 31, 1999.

As discussed elsewhere herein, prior to December 1999, the Company was a development stage business. Selected financial data of the Company for the years ended December 31 are as follows:

                                                               For the years ended December 31,
                                                     -------------------------------------------------
                                                      1999       1998       1997      1996       1995
                                                     ------   --------     ------    ------     ------
STATEMENTS OF OPERATIONS DATA                                 (in thousands, except share data)
Sales                                                $  142     $   46     $  199    $   --     $   --
Costs and expenses:
Cost of sales                                            81         29        132        --         --
General and administrative                            1,585      1,515      1,730     1,842        963
Research and development                                827      1,009      1,985     1,747        796
Patent filing and maintenance                           134        156        237       223        199
                                                     ------     ------     ------    ------     ------
Loss from operations                                  2,485      2,663      3,885     3,812      1,958
Interest (income) expense, net                          (44)        57       (121)     (323)        66
Cost of withdrawn Rights Offering                        --        264         --        --         --
                                                     ------     ------     ------    ------     ------
Net loss before preferred dividends                   2,441      2,984      3,764     3,489      2,024

Preferred Stock Dividend (non-cash)                     393         --         --        --         --
One-time imputed non-cash preferred dividend          1,750         --         --        --         --
                                                     ------     ------     ------    ------     ------
Net loss attributable to common                      $4,584     $2,984     $3,764    $3,489     $2,024
stockholders                                         ======     ======     ======    ======     ======

Basic and diluted loss per common share              $ 1.77     $ 1.20     $ 1.50    $ 1.40     $ 0.81

Weighted-average shares outstanding                   2,594      2,517      2,517     2,500      2,500

Cash dividends paid                                  $ 0.00     $ 0.00     $ 0.00    $ 0.00     $ 0.00

                                                                           December 31,
                                                     -------------------------------------------------
                                                      1999       1998       1997      1996       1995
                                                     ------     ------     ------    ------     ------
BALANCE SHEET DATA                                                     (in thousands)
Current assets                                       $1,311     $1,940     $1,682    $5,595     $8,882

Total assets                                          1,346      1,985      1,750     5,677      8,882
Current liabilities                                     690        686        894     1,486        487
Long-term liabilities                                    --         --        395        --        745
Working capital                                         621      1,254        788     4,109      8,395
Stockholders' equity                                    656      1,299        461     4,191      7,650

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       In prior years, the Company was a development stage enterprise and its efforts were devoted to the research, development, and commercialization of platinum fuel catalysts and nitrogen oxide reduction technologies to reduce emissions from diesel engines. During 1999, the Company received its US EPA registration for its platinum - cerium product and completed its first commercial sales, accordingly, in the opinion of management the Company is no longer a development stage enterprise.

Results of Operations
1999 Versus 1998


       Sales and cost of sales were $142,000 and $81,000, respectively, in 1999 versus $46,000 and $29,000, respectively, in 1998. The 1999 sales relate to sales of pre-production commercial units of the Company's Advanced Reagent Injection System, the ARIS 2000, to several engine manufacturers, catalyst companies, and industrial end-users as well as fleet trials of the Company's platinum - cerium additive.

       The Company has received its US EPA registration of its platinum-cerium additive. Field trials of the platinum-cerium additive started in the first quarter of 1999 and are continuing. Sales of the platinum - cerium additive totaled $34,000 in 1999. Based on trials that were completed in 1999, commercial revenues from sales of the Company's Platinum Plus additives are initially expected from fleets and aftermarket products and in later years from engine manufacturers for inclusion with an "onboard dosing" system on new vehicles.

       The Company identified a market opportunity for urea selective catalytic reduction (SCR) systems for use with stationary diesel engines primarily for power generation. The ARIS 2000 is a single fluid injection and metering system complete with an electronic control unit that can be integrated with engine electronic and diagnostic systems. The Company has completed development of the ARIS 2000 system for stationary diesel engines and sold initial units to major engine manufacturers for evaluation purposes. Total sales of the ARIS 2000 in 1999 were $108,000. The Company believes that the ARIS 2000 NOx reduction system has applications for both stationary engines and mobile engines. While the ARIS 2000 for stationary use has completed development and is now being sold commercially, the ARIS system for mobile applications needs further development from the present prototype stage. The Company believes that the ARIS 2000 system can most effectively be commercialized through licensing a company or companies with a related business in these markets. The Company has been actively seeking to license this technology and on February 2, 2000, entered into an agreement to license its patented ARIS 2000 stationary diesel technology for stationary diesel, railroad and marine engines in North, Central and South America to the RJM Corporation (See Footnote 9, "Subsequent Events" to the accompanying Financial Statements).

       General and administrative expenses increased slightly to $1,585,000 in 1999 from $1,515,000 in 1998. The increase is primarily the result of increased marketing expense related to the commercialization of Platinum Plus. Research and development expenses decreased to $827,000 in 1999 from $1,009,000 in 1998. The continued reduction in 1999 is due to the shift in focus from research and development to commercialization. Research and development expenses will continue to decline in 2000 as a result of the RJM license deal, which transferred two engineers to RJM.

       Patent filing and maintenance expenses decreased to $134,000 in 1999 versus $156,000 in 1998. The decrease is due in part to the shift in emphasis toward commercialization as noted above. Interest income increased slightly to $46,000 in 1999 from $41,000 in 1998. Interest expense decreased to $2,000 in 1999 from $98,000 in 1998 due to interest expenses associated with the $1.4 million bridge loan notes (the "Bridge Loan") issued during 1998 and subsequently converted (in 1998) into the Company's Series A Preferred Stock.

       In 1999, the Company recorded $393,000 of in-kind preferred stock dividends on its Series A Preferred Stock. In addition, a one-time imputed non-cash dividend of $1.75 million resulting from the difference between the conversion price of the Preferred Stock and the quoted market price of the Company's common stock at the date of issuance, was recorded in the third quarter of 1999. (See Footnote 2, "Significant Accounting Policies" to the accompanying Financial Statements).

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

1998 Versus 1997

       Sales and Cost of sales were $46,000 and $29,000, respectively, in 1998 versus $199,000 and $132,000, respectively, in 1997. The 1998 sales related primarily to sales of the Company's commercial prototype of the ARIS(TM) 2000 diesel NOx reduction system. The units were sold for testing and evaluation purposes. The 1997 sales related to PFC products purchased by Holt Lloyd International, Ltd. ("Holts"), pursuant to a September 1996 supply agreement. In early 1997, Holts launched the Company's PFC products for use with Holts' fuel additives in the after-treatment of fuel for both gasoline and diesel engines in several European countries. As a result of Holts being acquired by Prestone Products, Inc., a division of AlliedSignal in December 1997 and minimal sales performance, the supply agreement was terminated. There were minimal sales of the PFCs in 1998.

       General and administrative expenses decreased to $1,515,000 in 1998 from $1,730,000 in 1997. The decrease was primarily the result of measures taken by the Company to reduce expenditures in order to conserve cash, pending securing additional working capital and the success of its commercialization efforts.

       Research and development expenses decreased to $1,009,000 in 1998 from $1,985,000 in 1997. The significant reduction in 1998 was due in part to the completion of a number of fundamental programs in 1997; the deferral of certain field trials due to the Company's working capital position; and the Company's expanded participation in collaborative and consortium-based programs with potential customers and industrial partners for which the Company funds only a portion of the program cost.

       Patent filing and maintenance expenses decreased to $156,000 in 1998 versus $237,000 in 1997. The decrease is due in part to the shift in emphasis toward commercialization. Additionally, expenses were higher in 1997 due to the costs associated with new patent filings for the Company's NOx reduction technology.

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

Liquidity and Sources of Capital

       During 1999, the Company received its registration for its platinum - cerium product and began commercial sales of the product. Prior to this time the Company was a development stage enterprise. The Company has been primarily a research & development company that has incurred losses since inception aggregating $16,278,000 (excluding the effect of the preferred dividends and the one-time non-cash imputed preferred dividend - see Footnote 2 "Significant Accounting Policies" to the accompanying financial statements). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although the Company started selling product in 1997, sales to date have been minimal and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

       In December 1995, the Company raised approximately $10.5 million, net of offering expenses and broker-dealer commissions through the 1995 Rights Offering of its shares by Fuel Tech. The Company then repaid Fuel Tech approximately $2.3 million in inter-company loans. On February 17, 1998, Fuel Tech agreed to provide the Company with up to $500,000 in order to fund its cash requirements until such time as the Company obtained the long-term financing it was seeking. On May 20, 1998, the $500,000 commitment was converted into a bridge loan (the

"Bridge Loan"). The Bridge Loan stipulated an automatic conversion into shares of Preferred Stock upon the conclusion of a public or private financing that contributed a minimum of $1.75 million of additional net proceeds to the Company. In mid-1998, the Company also received an additional $900,000 of financing under the same Bridge Loan (having the same terms and conditions) from outside investors. As more fully described below, in November 1998, the Bridge Loan automatically converted into 2,800 shares of Preferred Stock.

       In 1997, the Company repaid $250,000 of a $745,000 promissory demand note with Fuel Tech and restructured the remaining amount into a $495,000 promissory note (the "Term Note") with Platinum Plus, Inc. ("Platinum Plus"), a wholly owned subsidiary of Fuel Tech. See below for further information concerning the exchange of the Term Note for shares of the Company's Preferred Stock.

       In November 1998, the Company obtained approximately $1.85 million in net proceeds against the issuance of 3,753 shares of Preferred Stock through a private placement. As the Company received net proceeds in excess of the $1.75 million minimum, and in accordance with the terms of the Bridge Loan agreement, the $1.4 million Bridge Loan, mentioned above, converted into 2,800 shares of Preferred Stock. Additionally, in an effort to retain its approximate 27% interest in the Company (assuming conversion of the Preferred Stock into the Company's Common Shares), Fuel Tech elected to exchange its $495,000 Term Note, and $20,000 of associated accrued interest from its Bridge Loan and Term Note, for 1,029 shares of Preferred Stock. As a result, Fuel Tech owned 2,029 shares of the Company's Preferred Stock at December 31, 1998. These shares plus the 1999 quarterly dividends, if converted, along with its Common Stock ownership would give Fuel Tech an approximate 21.8% interest in the Company on a fully converted basis at December 31, 1999.

       In August/September 1999, the Company received gross proceeds of $1.75 million, excluding expenses of $29,000, from private investors against the issuance of an additional 3,500 shares of Preferred Stock. Therefore, the Company had 11,082 shares of Preferred Stock issued and outstanding at December 31, 1999, versus 7,582 shares at December 31, 1998. As a result of the 1999 quarterly dividends, the Company had an additional 786 shares of Preferred Stock issuable upon demand. At December 31, 1999, the Company had a total of 11,968 issuable shares of Preferred Stock which are convertible into approximately 4.0 million shares of the Company's Common Stock, ($0.05 par convertible at a rate of 1:333.33).

       The Company signed an agreement with the RJM Corporation on February 2, 2000 that licensed RJM to sell the ARIS 2000 NOx control system for all stationary, marine, and locomotive applications in North, Central, and South America. Under terms of the agreement CDT received an initial $360,000 license and inventory payment and the opportunity to earn an additional $1,000,000 in license revenue over the next 36 months based on the performance of the ARIS 2000. In addition to license revenue, CDT will earn a royalty on all future ARIS 2000 sales.

       Effective as of October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its Platinum Fuel Catalyst ("PFC") technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFC's, commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $9,818,180 in 2000 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date no royalties have been paid to Fuel Tech.

       For the years ended 1999, 1998, and 1997, the Company used cash of $2,518,000, $2,849,000, and $3,775,000 respectively, in operating activities.

       At December 31, 1999, and December 31, 1998, the Company had cash and cash equivalents of $892,000 and $1,663,000, respectively. The decrease in cash and cash equivalents in 1999 was the result of the Company's use of its resources to fund operations in 1999, partially offset by the funds raised in the third quarter of 1999. Working capital decreased to $614,000 at December 31, 1999, from $1,254,000 at December 31, 1998. The Company anticipates incurring additional losses through at least 2000 as it further pursues its commercialization efforts.

       As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In management's opinion, the Company's cash balance at December 31, 1999, together with the $360,000 license and inventory payment received from RJM in February 2000 (see Footnote 9, "Subsequent Events" to the accompanying financial statements) will be sufficient to fund the Company's operations through the third quarter of 2000. The Company will require additional capital to fund its operations. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies. Accordingly, at December 31, 1999, there is substantial doubt as to the Company's ability to continue as a going concern. See "Liquidity Going Concern" elsewhere herein for additional information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

       In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, the Company is not subject to any significant market risk exposure. See "Risk Factors of the Business -- Platinum Price" in Item 1, "Business."

Impact of the Year 2000

       In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed insignificant amounts in 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 8. Financial Statements

                         Report of Independent Auditors

The Board of Directors and Stockholders
Clean Diesel Technologies, Inc.

       We have audited the accompanying balance sheets of Clean Diesel Technologies, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

       The accompanying financial statements have been prepared assuming Clean Diesel Technologies, Inc. will continue as a going concern. As more fully described in Footnote 1, the Company has incurred recurring operating losses and its operations have not produced a positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Footnote 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.




                                                               ERNST & YOUNG LLP


Stamford, Connecticut
March 7, 2000

Clean Diesel Technologies, Inc.
Balance Sheets                                                              (in thousands except share data)

                                                                                       December 31,
                                                                            --------------------------------
                                                                              1999                   1998
                                                                            --------               --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                   $    892               $  1,663
Accounts Receivable                                                                                      --
Inventories                                                                       46                    219
                                                                                 321
Other current assets                                                              52                     58
                                                                            --------               --------
Total current assets                                                           1,311                  1,940
Other assets                                                                      35                     45
                                                                            --------               --------
Total assets                                                                $  1,346               $  1,985
                                                                            ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                       $    690               $    686
                                                                            --------               --------
Total current liabilities                                                        690                    686

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.05 per share,
  authorized 85,000 and 90,000 shares,
  no shares issued and outstanding                                                --                     --
Series A Convertible Preferred Stock, par value $0.05 per share,
  $500 per share liquidation preference, authorized 15,000 and
  10,000 shares, issued and outstanding 11,082 and 7,582 shares, involuntary liquidation value $5,934,000 and $3,840,000.
Common Stock, par value $0.05 per share, authorized                                1                      1
  15,000,000 shares, issued and outstanding 2,594,456
  and 2,544,443 shares                                                           130                    127
Additional paid-in capital                                                    18,946                 15,008
Accumulated Deficit                                                          (18,421)               (13,837)
                                                                            --------               --------
Total stockholders' equity                                                       656                  1,299
                                                                            --------               --------
Total liabilities and stockholders' equity                                  $  1,346               $  1,985
                                                                            ========               ========

See accompanying notes.

Clean Diesel Technologies, Inc.
Statements of Operations                    (in thousands except per share data)

                                                     For the years ended December 31,
                                                    ---------------------------------
                                                      1999        1998         1997
                                                     ------      ------       ------
Sales                                                $  142      $   46       $  199

Costs and expenses:
Cost of sales                                            81          29          132
General and administrative                            1,585       1,515        1,730
Research and development                                827       1,009        1,985
Patent filing and maintenance                           134         156          237
                                                     ------      ------       ------

Loss from operations                                  2,485       2,663        3,885
Interest income                                         (46)        (41)        (165)
Interest expense                                          2          98           44
Cost of withdrawn Rights Offering                        --         264           --
                                                     ------      ------       ------

Net loss before preferred stock dividends             2,441       2,984        3,764
Preferred stock dividends (non-cash)                    393          --           --
One-time imputed non-cash preferred dividend          1.750          --           --
                                                     ------      ------       ------

Net loss attributable to Common Stockholders         $4,584      $2,984       $3,764
                                                     ======      ======       ======

Basic and diluted loss per
     common share                                    $ 1.77      $ 1.19       $ 1.50
                                                     ======      ======       ======

Average number of common
     shares outstanding                               2,594       2,517        2,517
                                                     ======      ======       ======

See accompanying notes.

Clean Diesel Technologies, Inc.
Statements of Changes in Stockholders' Equity                     (in thousands)

                                        Series A Convertible                                                   Total
                                        Preferred Stock         Common Stock     Additional                 Stockholders'
                                       ------------------       ------------       Paid-In   Accumulated       Equity
                                       Shares      Amount    Shares     Amount     Capital     Deficit      (Deficiency)
                                       ------      ------    ------     ------     -------     -------      -------------
January 1, 1997                          --         $--       2,500       $125     $11,155    $ (7,089)        $ 4,191
Net loss for year                        --          --          --         --          --      (3,764)         (3,764)
Issuance of stock purchase  warrnats     --          --          --         --          30          --              30
Exercise of stock options                --          --          17          1           3          --               4
                                       ----         ---       -----       ----     -------    --------         -------

Balance at December 31, 1997             --          --       2,517        126      11,188     (10,853)            461
Net loss for year                        --          --          --         --          --      (2,984)         (2,984)
Issuance of Series A Preferred Stock    7.6           1          --         --       3,790          --           3,791
Deferred compensation                    --          --          27          1          30          --              31
                                       ----         ---       -----       ----     -------    --------         -------

Balance at December 31, 1998            7.6           1       2,544        127      15,008     (13,837)          1,299
Net loss for year                        --          --          --         --          --      (2,441)         (2,441)
Issuance of Series A Preferred Stock    3.5          --          --         --       1,750          --           1,750
Exercise Stock Options                   --          --          12          1           4          --               5
Conversion of Directors fees into
Common Stock                             --          --          38          2          41          --              43
One-time preferred Dividend              --          --          --         --       1,750      (1,750)             --
Declared but not issued Preferred
     Dividend                            --          --          --         --         393        (393)             --
                                       ----         ---       -----       ----     -------    --------         -------
Balance at December 31, 1999           11.1         $ 1       2,594       $130     $18,946    $ 18,421         $   656
                                       ====         ===       =====       ====     =======    ========         =======

See accompanying notes.

Clean Diesel Technologies, Inc.
Statements of Cash Flows

                                                           For the years ended December 31,
                                                           ---------------------------------
                                                            1999        1998          1997
                                                           -------   ---------      --------
OPERATING ACTIVITIES                                                (in thousands)
Net loss before preferred dividends                        $(2,441)   $(2,984)      $(3,764)
Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation                                                  18         26            24
  Issuance of stock purchase warrants                           --         --            30

  Deferred compensation                                         --         31            --
  Conversion of bridge loan and term note accrued
    interest into preferred stock                               --         20            --
Changes in operating assets and liabilities:
    Account Receivable                                         (46)        --            --
    Inventories                                               (102)       (14)         (102)
    Other current assets                                         6        180           (16)
    Accounts payable and accrued expenses                       47       (108)           53
                                                           -------    -------       -------
Net cash used in operating activities                       (2,518)    (2,849)       (3,775)
                                                           -------    -------       -------
FINANCING ACTIVITIES
Repayment of loan to Fuel-Tech N.V.                             --         --          (250)
Proceeds from exercise of stock options                          5         --             4
Proceeds from bridge loan                                       --      1,400            --
Proceeds from issuance of preferred stock                    1,750      1,876            --
                                                           -------    -------       -------
Net cash provided from (used in) financing activities        1,755      3,276          (246)
                                                           -------    -------       -------
INVESTING ACTIVITIES
Sale of short-term investments                                  --         --         2,000
Purchase of fixed assets                                        (8)        (3)          (10)
                                                           -------    -------       -------
Net cash (used in) provided by investing activities             (8)        (3)        1,990
                                                           -------    -------       -------
Net (decrease) increase in cash and
    cash equivalents                                          (771)       424        (2,031)
Cash and cash equivalents at beginning of period             1,663      1,239         3,270
                                                           -------    -------       -------
Cash and cash equivalents at end of period                 $   892    $ 1,663       $ 1,239
                                                           =======    =======       =======

Cash payments for interest to Fuel-Tech N.V.               $    --    $    41       $    44

NON-CASH ACTIVITIES
Preferred Dividend                                             393         --            --
One-time imputed non-cash preferred dividend                 1,750         --            --
Stock Dividend to Directors                                     43         --            --
Issuance of stock purchase warrants                             --         --            30
Conversion of bridge loan into Series A Convertible
    Preferred Stock                                             --      1,400            --
Conversion of loan from Fuel-Tech N.V. into
    Series A Convertible Preferred Stock                        --        495            --

See accompanying notes.

Clean Diesel Technologies, Inc.
Notes to Financial Statements

1. Organization

Business

       Clean Diesel Technologies, Inc. (the "Company") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). As more fully discussed in Footnote 4, effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock, and reduced its ownership in the Company's Common Stock to 27.6%.

       The Company is a specialty chemical company supplying fuel additives and proprietary systems that reduce harmful emissions from internal combustion engines while improving fuel economy. Prior to December 1999 the Company was a development stage enterprise devoted to research, development, and commercialization of Platinum Fuel Catalysts (PFCs) and Nitrogen Oxide (NOx) reduction technologies for diesel engines. During December 1999, the Company received its US EPA registration for its platinum - cerium product and recorded its first commercial sales. Accordingly, in the opinion of management, the Company is no longer a development stage enterprise.

       As more fully described elsewhere herein, the Company received net proceeds of approximately $1.75 million in 1999 and $3.2 million in 1998 through private placements of its Series A Convertible Preferred Stock to assist in the pursuit of its commercialization efforts. The commercialization of the Company's technologies will depend upon the success of field trials and governmental regulations, including federal, state and foreign agencies. The accomplishment of these objectives by the Company will require additional capital and there can be no assurance that such capital will be available.

Going Concern

       The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

       As a result of the Company's recurring operating losses ($16,278,000 since inception excluding non-cash preferred dividends and the one-time imputed preferred dividend), the Company has been unable to generate a positive cash flow. The Company will require additional capital in the future in order to fund its operations. The Company's current cash position, coupled with expected revenues and proceeds from the RJM license transaction (See Footnote 9, "Subsequent Events" to the accompanying Financial Statements) will not be sufficient to fund the Company's cash requirements. The Company is, however, actively seeking additional financing through a private placement and/or joint development agreements in order to fund its commercialization efforts. Without any further funding or revenues from sales, demonstration programs, or license fees, the Company expects to be able to fund operations through the third quarter of 2000. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include reducing expenses and selling or licensing the Company's technologies. Accordingly, at December 31, 1999, there is substantial doubt as to the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents and Financial Instruments

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1999, substantially all of the Company's cash and cash equivalents were on deposit with one financial institution.

Clean Diesel Technologies, Inc.
Notes to Financial Statements (Continued)

       All financial instruments are reflected in the accompanying balance sheets at amounts that approximate fair market value.

Inventories

       Inventories are stated at the lower of cost or market and consist of finished product. Cost is determined using the first-in, first-out (FIFO) method.

Revenue Recognition

       The Company recognizes revenue upon shipment.

Research and Development Costs

       Costs relating to the research, development, and testing of products are charged to operations as they are incurred. These costs include test program costs, salaries and related costs, consultancy fees, materials, and certain testing equipment. The cost of patent filings and maintenance are also charged to operations as they are incurred. Included in accrued expenses at December 31, 1998, are liabilities for research and development expenses owing to Ricardo Consulting Engineers Ltd., Southwest Research Institute and Johnson Matthey of $57,000, $44,000 and $32,000, respectively.

Cost of Withdrawn Rights Offering
       As a result of the aforementioned $3.2 million financing in November 1998, the Company canceled its pending $2 million Rights Offering. The Statement of Operations for the year ended December 31, 1998 includes approximately $264,000 of costs associated with such Rights Offering.

Stock-Based Compensation

       The Company accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under the Company's current plan, options may be granted at not less than the fair market value on the date of grant and therefore no compensation expense is recognized for the stock options granted to employees. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

Basic and Diluted Loss Per Common Share

       Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings Per Share.

       During the third quarter of 1999 the Company issued 3,500 shares of Preferred Stock in exchange for $1.75 million, with each share being immediately convertible into 333.33 shares of the Company's Common Stock. The Company was actively marketing its Preferred Stock at a premium (i.e., the $1.50 conversion price was above the market price at the time of the solicitation) and did in fact receive commitments from European investors at a time when the stock price was below $1.50 per share. Subsequent to receiving the commitments but prior to receiving the funds, the price of the Company's stock increased to over $3 per share. In connection therewith, as required by the Financial Accounting Standards Board's Emerging Issues Task Force Statement 98-5 "Accounting for Convertible Ratios," the Company is required to record a one-time imputed non-cash dividend of approximately $1.75 million resulting from the difference between the conversion price and the quoted market price of the Company's Common Stock as of the date of issuance. The $1.75 million one-time imputed non-cash dividend has been recognized in the computation of the loss applicable to Common Stockholders as a charge against the accumulated deficit with a corresponding increase in additional paid-in capital. There is no related dividend distribution to Series A Preferred Stockholders. The potentially dilutive Series A Convertible Preferred Stock Securities were not included in the diluted loss per share applicable to Common Stockholders as the effect would be anti-dilutive.

Clean Diesel Technologies, Inc.
Notes to Financial Statements (Continued)

3. Taxation

       The Company accounts for income taxes in accordance with the "liability method." Under this method, income tax provisions are based on income taxes currently payable, and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities.

       At December 31, 1999 and 1998, the Company had tax losses available for offset against future years earnings of approximately $14.4 million and $12.5 million, respectively. Temporary differences were insignificant as of such dates. Approximately $0.9 million, $2.0 million, $3.2 million, $3.4 million, $3.0 and $1.9 million of the tax loss carryforwards expire in 2009, 2010, 2011, 2012, 2018, and 2019, respectively. The Company has not recognized any benefit from the aforementioned tax loss carryforwards. The Taxpayer Relief Act of 1997 modified the net operating loss provisions so that losses arising for tax years beginning after the effective date of the Act (August 5, 1997) would be eligible for carryforward for twenty years. Existing losses would still be subject to a fifteen-year carryforward period.

       Under the provisions of the United States Tax Reform Act of 1986, utilization of the Company's US federal tax loss carryforwards (for the period prior to December 12, 1995) may be limited as a result of the ownership change in excess of 50% related to the 1995 Fuel Tech Rights Offering (see "Stockholders' Equity" below for further information).

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

       During 1999 and 1998, the Company received proceeds of $1.75 million and $1.85 million through private placements of 3,500 and 3,753 shares of its Series A Preferred Stock, respectively. In addition, in 1998 $1.4 million of bridge loans and $0.5 million of term loans due to Fuel Tech were converted into 2,800 and 1,029 shares of Series A Preferred Stock, respectively. During 1999 $393,000 (786 shares) of dividends were declared but unissued on the Series A Preferred Stock. At December 31, 1999, the Company has 11,082 shares of Series A Preferred Stock issued and outstanding.

       Each share of the Company's Series A Preferred Stock is convertible into
333.33 shares of the Company's Common Stock, which is equivalent to $1.50 per Common Share. Assuming full conversion of the Series A Preferred Stock, the Company would have approximately 6.6 million shares of Common Stock outstanding, of which Fuel Tech would own approximately 1.43 million shares, or a 21.8% interest in the Company.

       Holders of the Company's Series A Preferred Stock are entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds of the Company legally available therefor, cash dividends at the annual rate of 9%. However, in lieu of making dividends in cash, the Company may elect to pay cumulative dividends in kind at the annual rate of 11%. Cash dividends and dividends in kind are each deemed "Preferred Dividends." Dividends payable to the holders of the Series A Preferred Stock are payable quarterly in arrears. It is presently anticipated that the Company will pay dividends on these shares in additional shares of Series A Preferred Stock, and that any earnings that the Company may realize in the foreseeable future will be retained to finance the expansion of the Company. As of December 31, 1999, earned but undeclared dividends on the Series A Preferred Stock approximated $163,000.

       The Company can force the holders of the Series A Preferred Stock to convert their shares, in whole or in part, into Common Stock at any time on, or after, the date that the average Closing Price (as defined in the Certificate of Designation) of the Common Stock equals or exceeds $4.50 for 20 consecutive trading days. Such conversion may, at the election of the holders of 60% of the issued and outstanding shares of the Company's Series A Preferred Stock, be

Clean Diesel Technologies, Inc.
Notes to Financial Statements (Continued)

scheduled to occur on a pro-rata basis quarterly over 18 months. The Series A Preferred Stock shall be automatically converted into Common Stock should the Company consummate a public offering of its Common Stock in excess of certain prescribed amounts. In the event of such mandatory conversion, accrued and unpaid dividends will also convert into Common Stock, on the same terms as the underlying shares of Series A Preferred Stock.

       On December 31, 1998, the Company issued 27,777 shares of Common Stock to an executive in lieu of approximately $31,000 of deferred compensation. The share price used represented the average of the Company's high and low trading price on the quarter ending price.

       On February 24, 1999, the Company issued 38,000 shares of Common Stock to its Board of Directors in lieu of approximately $43,000 of Director's fees pertaining to their services for the year ended December 31, 1998. The share price used represented the average of the Company's 1999 quarter end, high and low trading prices. Such Director's fees had been accrued and charged to expense during 1998.

5.     Stock Options and Warrants

       The Company maintains a stock award plan, the 1994 Incentive Plan (the "Plan"). Under the Plan, awards may be granted to participants in the form of non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses, or other forms of share-based or non-share-based awards, or combinations thereof. The Company grants awards at fair market value on the date of grant with expiration dates typically ranging from seven to ten years. Participants in the Plan may be such of the Company's directors, officers, employees, consultants, and advisers (except consultants or advisers in capital-raising transactions) as the directors determine are key to the success of the Company's business. The Company includes 50%-owned subsidiaries or affiliates. In 1996, stockholders amended the Plan to increase from 10% to 12 1/2% the percentage of outstanding Common Shares of the Company used to determine the maximum number of awards to participants. In 1997, the percentage was further increased from 12 1/2% to 17 1/2%. Also, in 1999 the stockholders amended the Plan to extend the 17 1/2 % from not only the issued and outstanding Common Shares but also the Common Shares into which issued and outstanding convertible securities of the Company may be converted. In general, the policy of the Board was to grant stock options vesting in three equal portions on the first through third anniversaries of the grant date for grants prior to 1997, and in equal portions on the grant date and the first and second anniversaries of the grant date for grants awarded after 1997.

       If compensation expense for the Company's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have been increased to the pro forma amounts indicated below:

                                                                            1999                 1998                1997
                                                                        ------------          ----------          -------
       Net loss attributable to Common Stockholders (000's):
       As reported                                                         $4,584               $2,984             $3,764
       Pro forma                                                            4,678                3,157              4,040

       Basic and diluted loss per common share:
       As reported                                                         $ 1.77               $ 1.19             $ 1.50
       Pro forma                                                             1.80                 1.25               1.59

       In accordance with the provisions of SFAS No. 123, for purposes of the pro forma disclosures the estimated fair value of the options is amortized over the option vesting period. The application of the pro forma disclosures presented above are not representative of the effects SFAS No. 123 may have on operating results and earnings (loss) per share in future years due to the timing of stock option grants and considering that options vest over a period of two years.

Clean Diesel Technologies, Inc.
Notes to Financial Statements (Continued)

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

       The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option pricing model with the following weighted-average assumptions:

                                               1999          1998          1997
                                             -------       -------        ------
       Expected dividend yield                  0.0%          0.0%          0.0%
       Risk-free interest rate                 5.72%         4.69%         5.72%
       Expected volatility                    104.9%         92.4%         61.3%
       Expected life of option               4 years       4 years       4 years

       The following table presents a summary of the Company's stock option activity and related information for the years ended December 31:

                                   1999                         1998                         1997
                      -------------------------------------------------------------------------------------
                        Options  Weighted-Average    Options   Weighted-Average   Options  Weighted-Average
                        (000's)   Exercise Price     (000's)    Exercise Price    (000's)   Exercise Price
                      -------------------------------------------------------------------------------------
Outstanding, beginning
    of year               440          $3.41           365           $3.77           287         $3.25
Granted                   335           1.16            78            1.75           115          4.61
Exercised                 (12)           .40            --              --           (17)         0.20
Forfeited                  (3)           .90            (3)           2.00           (20)         4.52
                      -------------------------------------------------------------------------------------
Outstanding, end
    of year               760          $2.48            440          $3.41            365        $3.77
Exercisable, end      =====================================================================================
    of year               537          $2.98            340          $3.47            259        $3.41
Weighted-average
    fair value of
    options granted
    during the year                    $ .69                         $1.02                       $2.18

         The following table summarizes information about stock options outstanding at December 31, 1999:

                          Options Outstanding                                      Options Exercisable
-------------------------------------------------------------------------- ----------------------------------
                                    Weighted-Average
   Range of       Number of             Remaining       Weighted-Average     Number of    Weighted-Average
Exercise Prices    Options          Contractual Life     Exercise Price       Options      Exercise Price
-------------------------------------------------------------------------- ----------------------------------
 $.20 - $2.50      503,333                7.84                $1.29           280,000           $1.31

 2.51 -  4.63      192,500                6.53                 4.17           192,500            4.17

 4.64 -  6.82       64,450                6.03                 6.70            64,450            6.70
-------------------------------------------------------------------------------------------------------------
 $.20 - $6.82      760,283                7.35                $2.48           536,950           $2.98

Clean Diesel Technologies, Inc.
Notes to Financial Statements (Continued)

       Pursuant to a financial consulting agreement, an investment bank has the right to purchase warrants covering 50,000 shares of the Company's Common Stock, with an exercise price of $6.50 per share (an 18% premium over market price on the date of issue). The warrants expire on March 1, 2001.

       In March 1997, in consideration of his undertaking to assist the Company in obtaining sources of permanent financing, the Company granted a director of the Company a warrant to purchase 25,000 shares of the Company's Common Stock for $10.00 per share which exceeded the fair market value of the Company's Common Stock at the date of grant. In June 1999, in consideration of his undertaking to assist the Company in obtaining sources of permanent financing the Company granted warrants to two directors for 58,333 and 29,167 shares at $1.50 per share which exceeded the fair market value of the Company's Common Stock at the date of grant.

6. Commitments

         The Company is obligated under a sublease agreement for its principal office. In January 1999, the Company signed an extension to its original sublease agreement, which runs from March 1, 1999, through February 28, 2002, unless it is terminated sooner pursuant to the terms of the sublease. The Company's minimum lease payments are as follows: 2000--$81,200, 2001--$81,200, and 2002--$13,533. For the years ended December 31, 1999, 1998, and 1997, rental expense approximated $82,000, $81,000, and $93,000, respectively.

         Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its Platinum Fuel Catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the Platinum Fuel Catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $9,818,180 million in 2000 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. Royalties payable to Fuel Tech at December 31, 1999 were not significant.

7. Related Party Transactions

       On July 1, 1995, the Company entered into a $745,000 promissory demand note (the "Demand Note") with Fuel Tech bearing an interest rate of 8% per annum. In the first quarter of 1997, the Company repaid $250,000 of this note. Throughout the life of the note, the Company made monthly interest payments on the unpaid balance. Interest at a rate of 8% per annum was payable on the unpaid balance on each principal payment date. As discussed in Footnote 4, in November 1998, Fuel Tech converted such note, along with the associated accrued interest from such note and its Bridge Loan, into 1,029 shares of the Company's Series A Preferred Stock.

       During 1998, Fuel Tech executed a $500,000 Bridge Loan to the Company. On November 11, 1998, as more fully described in Footnote 4, and pursuant to the terms of the Bridge Loan, the entire $1.4 million Bridge Loan, inclusive of Fuel Tech's portion, was converted into 2,800 shares of the Company's Series A Preferred Stock.

       On August 3, 1995, the Company signed a Management and Services Agreement with Fuel Tech. According to the agreement, the Company reimburses Fuel Tech for management, services, and administrative expenses incurred on behalf of the Company. Additionally, Fuel Tech charged the Company a fee equivalent to an additional 10% of such costs. In June 1996, the Company renegotiated this agreement. Under the new agreement, the Company agreed to pay Fuel Tech a fee equal to an additional 3-10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. The Company shared facilities and certain other resources with Fuel Tech and costs were allocated between the companies based on usage. Certain of Fuel Tech's officers and directors serve as officers and directors of the Company, and the Company received management and administrative support from Fuel Tech's staff. The Financial Statements include allocations from Fuel Tech of certain management and administrative costs, which approximate $106,000, $168,000, and $403,000 for the years ended December 31, 1999, 1998, and 1997, respectively. In the opinion

Clean Diesel Technologies, Inc.
Notes to Financial Statements (Continued

of the Company's management, such cost allocations are fair and reasonable and are on terms no less favorable than could be obtained from a third party.

       Average trade balances due to Fuel Tech for the years ended December 31, 1999 and 1998, approximated $57,000 and $37,000, respectively.

       The Company makes annual pension payments or accruals pursuant to a deferred compensation plan on behalf of its Chief Executive Officer. For the years ended December 31, 1999, 1998 and 1997, $50,000, $50,000 and $45,200 of
expense was recognized in connection with such plan. At December 31, 1999 and 1998, accrued expenses include $132,700 and $82,700 pertaining to this plan, respectively.

8. Marketing and Joint Development Agreements

       The Company and AMBAC International reached an agreement in December 1997 under which the parties will jointly share in the cost of development of the ARIS injector for urea SCR. The Company holds the exclusive marketing rights to the injector for a period of five years subject to certain minimum purchases of injectors from AMBAC. The Company has agreed to purchase injectors exclusively from AMBAC or to pay AMBAC for 50% of AMBAC's development cost and a royalty on injectors made elsewhere for the Company. The Company has assigned its rights with AMBAC to the RJM Corporation as part of its License Transaction. (See Footnote 9, "Subsequent Events" to the accompanying Financial Statements).

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

9. Subsequent Events

       On February 2, 2000 the Company announced it had finalized its previously announced License Agreement with the RJM Corporation. Under the agreement, CDT will license RJM to sell the ARIS 2000 NOx control system for all stationary, marine, and locomotive applications in North, Central and South America.

       The agreement calls for CDT to license its stationary NOx business and transfer its inventory along with two technical staff to RJM. In return, CDT will receive an initial $360,000 payment for license rights and ARIS inventory. The agreement also provides CDT the opportunity to earn an additional $1,000,000 in license revenue based on the sales performance of the ARIS 2000 over the next 36 months. In addition to the license payments, CDT will receive an ongoing royalty on all future ARIS 2000 sales. CDT retains all rights to the ARIS technology for mobile applications worldwide as well as stationary applications in all other territories not licensed to RJM.

       In February 2000, the Board of Directors of the Company approved the issuance of the Company's Common Stock in consideration of their accrued Directors' fees at December 31, 1999 (totaling $47,000), and for all future fees. A director may choose to receive either all stock or 20% cash and 80% stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III

Item 10. Directors and Executive Officers of the Registrant

         Information regarding directors and executive officers of the Company will be set forth under the captions "Election of Directors" and "Directors and Executive Officers of the Company" in the Company's Proxy Statement related to the 2000 annual meeting of stockholders (the "Proxy Statement") and is incorporated by reference herein.

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

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

    The Financial Statements identified below and required by Part II, Item
                  8 of this Form 10-K are set forth above.
                  Report of Independent Auditors
                  Balance Sheets as of December 31, 1999 and 1998 Statements of Operations for the years ended December 31,
                    1999, 1998 and 1997
                  Statements of Changes in Stockholders' Equity for the
                    years ended December 31, 1999, 1998 and 1997
                  Statements of Cash Flows for the years ended December 31,
                    1999, 1998 and 1997

    (2) Financial Statement Schedules

    Schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the financial statements or the notes thereto.

    (3) Exhibits

                 Exhibit No.       Title
                 -----------       -----

                      *3(i)        Certificate of Incorporation. o
                    **3(ii)        Certificate of Amendment of Certificate of Incorporation, effective
                                     June 22, 1998. o
                    *3(iii)        By-Laws. o
                    ++3(iv)        Certificate of Designation for Series A Convertible Preferred Stock. o
                      o3(v)        Certificate of Amendment of Certificate of Designation for Series
                                     A Convertible Preferred Stock. o
                    **3(vi)        Second Certificate of Amendment of Certificate of Designation for
                                   Series A Preferred Stock. o
                        *4a        Specimen Stock Certificate, Common Stock. 0
                        ++4b       Specimen Stock Certificate, Series A Convertible Preferred Stock. o
                       +10a        Assignment of Intellectual Property Rights Fuel-Tech N.V. to
                                     Platinum Plus, Inc. as of November 5, 1997. o
                       +10b        Assignment of Intellectual Property Rights Fuel Tech, Inc. to
                                       Clean Diesel Technologies, Inc. as of November 5, 1997. o
                       +10c        Assignment Agreement as of November 5, 1997, among
                                     Platinum Plus, Inc., Fuel-Tech N.V., and Clean Diesel Technologies, Inc. o
                   *****10d        1994 Incentive Plan, as amended through August 8, 1996. o
                      **10e        Amendment of Section 5.1 of 1994 Incentive Plan, effective June9, 1999. o
                    ****10f        Management Services Agreement between Clean Diesel Technologies, Inc.,
                                     Fuel Tech, Inc., and Fuel-Tech N.V. as of June 1, 1996. o
                     ***10g        Office Premises Lease of January 26, 1996. o
                       +10h        Registration Rights Agreement between Clean Diesel Technologies, Inc.
                                     and Fuel-Tech N.V. of November 5, 1997. o
                     +++10i        Registration Rights Agreement between Clean Diesel Technologies, Inc.
                                     and the holders of Series A Convertible Preferred Stock as of November 11, 1998. o
                      ++10j        Bridge Loan Agreement between Clean Diesel Technologies, Inc.
                                     and the several lenders set forth on Schedule A thereto dated May 8, 1998. o
                     +++10k        Loan Note Agreement between Clean Diesel Technologies, Inc. and the several lenders set forth on Schedule A thereto dated November 11, 1998. o
                      *+10l        Material Foreign Patents. o
                    ++++10m        License Agreement as of 31 January 2000 between Clean Diesel
                                     Technologies, Inc. and RJM Corporation. o
                    ++++10n        NOx Reduction Assets Purchase Agreement as of 31 January 2000
                                     between Clean Diesel Technologies, Inc. and RJM Corporation. o
                     **23.1        Consent of Independent Auditors, Ernst & Young LLP. o

    ----------------------------
              o  Incorporated by reference.
              *  Previously filed as Exhibit to Registration Statement on Form S-1 of August 16, 1995, No. 33-95840.
             **  Filed herewith.
            ***  Previously filed as Exhibit to Form 10-K for the year ended December 31, 1995.
           ****  Previously filed as Exhibit to Form 10-Q for the quarter ended September 30, 1996.
          *****  Previously filed as Exhibit to Form 10-K for the year ended December 31, 1996.
            [ ]  Previously filed as Exhibit to Form 10-K for the year ended December 31, 1998.
              +  Previously filed as Exhibit to Form 10-K for the year ended December 31, 1997.
             ++  Previously filed as Exhibit to Form 8-K dated May 26, 1998.
            +++  Previously filed as Exhibit to Form 10-Q for the quarter ended September 30, 1998.
           ++++  Previously filed as Exhibit to Form 8-K dated February 1, 2000.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Company for the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CLEAN DIESEL TECHNOLOGIES, INC.



          March 31, 2000                        By: /s/ Jeremy D. Peter-Hoblyn
---------------------------                         ----------------------------
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

/s/ Ralph E. Bailey           Director and Chairman of the Board of Directors
-------------------------
    Ralph E. Bailey

/s/ Jeremy D. Peter-Hoblyn    Chief Executive Officer, President, and Director
--------------------------    (principal executive officer)
    Jeremy D. Peter-Hoblyn

/s/ David W. Whitwell         Chief Financial Officer, Vice President, and Treasurer
-------------------------     (principal financial and accounting officer)
    David W. Whitwell


/s/ Douglas G. Bailey         Director
-------------------------
    Douglas G. Bailey

/s/ John A. de Havilland      Director
-------------------------
    John A. de Havilland


/s/ Derek R. Gray             Director
-------------------------
    Derek R. Gray

/s/ Charles W. Grinnell       Director, Vice President, and Corporate Secretary
-------------------------
    Charles W. Grinnell

/s/ James M. Valentine        Director, Chief Operating Officer, and
-------------------------     Executive Vice President
    James M. Valentine

    Dated: March 31, 2000