Form 10-Q
period 2000-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2000-05-08
CIK 949428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______

     Commission file number:      0-27432
                                  -------


                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                         06-1393453
  ------------------                                  --------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                            06901-3522
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

As of May 5, 2000, there were outstanding 2,594,256 shares of Common Stock, par value $0.05 per share, of the registrant.


================================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.

                 Form 10-Q for the Quarter Ended March 31, 2000

                                      INDEX
                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets as of March 31, 2000,                       2
                  and December 31, 1999

                  Statements of Operations for the Three                     3
                  Months Ended March 31, 2000 and 1999

                  Statements of Cash Flows for the Three                     4
                  Months Ended March 31, 2000 and 1999

                  Note to Financial Statements                               6

Item 2.           Management's Discussion and Analysis of                    9
                  Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                         12
Item 2.           Changes in Securities                                     12
Item 3.           Defaults upon Senior Securities                           12
Item 4.           Submission of Matters to a Vote of Security Holders       12
Item 5.           Other Information                                         12
Item 6.           Exhibits and Reports on Form 8-K                          12


SIGNATURES                                                                  13

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements



                         CLEAN DIESEL TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                      (in thousands except share data)

                                                                       March 31,           December 31,
                                                                         2000                  1999
                                                                       --------              --------
                                                                      (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                              $    563              $    892
Accounts Receivable                                                          25                    46
Inventories                                                                 262                   321
Other current assets                                                         52                    52
                                                                       --------              --------

Total current assets                                                        902                 1,311

Other assets                                                                 35                    35
                                                                       --------              --------

Total assets                                                           $    937              $  1,346
                                                                       ========              ========


Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses                                  $    570              $    690
                                                                       --------              --------

Stockholders' equity:
Preferred Stock, par value $.05 per share,
   authorized 85,000 shares, no shares issued
   and outstanding                                                         --                    --
Series A Convertible Preferred Stock, par
   value $.05 per share, $500 per share
   liquidation preference, authorized 15,000
   shares, issued and outstanding 11,082,
   involuntary liquidation value (incl. dividends payable)
   $5,934,000 and $6,087,000                                                  1                     1
Common Stock, par value $0.05 per share,
  authorized 15,000,000 shares, issued and
  outstanding 2,594,456 shares                                              130                   130
Additional paid-in capital                                               19,119                18,946
Accumalated Deficit                                                     (18,883)              (18,421)
                                                                       --------              --------

Total stockholders' equity                                                  367                   656
                                                                       --------              --------

Total liabilities and stockholders' equity                             $    937              $  1,346
                                                                       ========              ========



See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   (in thousands except per share data)


                                                             Three Months Ended
                                                                  March 31
                                                         2000                 1999
                                                       -------              -------
Revenue:
Sales                                                  $    46              $     9
License Revenue                                            260                 --
                                                       -------              -------
Total Revenue                                              306                    9

Costs and expenses:
Cost of sales                                               22                    5
General and administrative                                 429                  381
Research and development                                   139                  268
Patent filing and maintenance                               24                   24
                                                       -------              -------

Loss from operations                                       308                  669
Interest income                                            (10)                 (15)
Interest expense                                             1                    1
                                                       -------              -------

Net Loss before preferred stock dividend                   299                  655
Preferred Stock dividend                                   163                   49
                                                       -------              -------

Net loss attributed to Common Stockholders             $   462              $   704
                                                       =======              =======

Basic and diluted loss per common share                $  0.18              $  0.28
                                                       =======              =======

Average number of common shares
   outstanding                                           2,594                2,550
                                                       =======              =======





See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          (in thousands)

                                                                        Three Months Ended
                                                                              March 31
                                                                     2000                1999
                                                                  -------              -------
Operating activities
Net Loss before preferred stock dividend                          $  (299)             $  (655)
Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation                                                         3                    4
Changes in operating assets and liabilities:
   Accounts Receivable                                                 21                 --
   Inventories                                                         59                  (12)
   Other current assets                                              --                      4
   Accounts payable and accrued expenses                             (110)                 (78)
                                                                  -------              -------

Net cash used in operating activities                             $  (326)             $  (737)
                                                                  -------              -------

Financing activities
Proceeds from exercise of stock options                                --                    1
                                                                  -------              -------

Net cash provided from (used in) financing activities                  --                    1
                                                                  -------              -------


Investing activities
Purchase of fixed assets                                               (3)                  (4)
                                                                  -------              -------
Net cash (used in) provided by investing activities                    (3)                  (4)
                                                                  -------              -------
Net (decrease) increase in cash and
cash equivalents                                                     (329)                (740)
                                                                  -------              -------
Cash and cash equivalents at beginning of period                      892                1,663
                                                                  -------              -------
Cash and cash equivalents at end of period                        $   563              $   923
                                                                  =======              =======

Non-Cash activities
Preferred Dividend                                                    163                   49
Accrued Director's Fee in stock                                        10                   --





See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


Basis of Presentation

       The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

       The balance sheet at December 31, 1999, has been derived from the audited Financial Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       Clean Diesel Technologies, Inc. (the "Company") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock, and then reduced its ownership in the Company to 27.6%.

       The Company is a specialty chemical company supplying fuel additives and proprietary systems that reduce harmful emissions from internal combustion engines while improving fuel economy. Prior to December 1999 the Company was a development stage enterprise devoted to research, development, and commercialization of Platinum Fuel Catalysts (PFC's) and Nitrogen Oxide (NOx) reduction technologies for diesel engines. During December 1999, the Company received its EPA registration for its platinum - cerium diesel fuel combustion catalyst and recorded its first commercial sales for this Platinum Plus(R) diesel fuel catalyst product. Accordingly, in the opinion of management the Company is no longer a development stage enterprise.

Going Concern
       The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

       As a result of the Company's recurring operating losses of $16,577,000 since inception (excluding non-cash preferred dividends and the one-time imputed preferred dividend of 1,750,000 recognized in the third quarter of 1999), the Company has been unable to generate a positive cash flow. The Company may require additional capital in the future in order to fund its operations. The Company's current cash position, including proceeds from the RJM license agreement will not be sufficient to fund the Company's cash requirements. The Company completed a preferred stock offering of $1,021,500 in April of 2000 (see "Subsequent Events" for details). Without any further funding, the Company expects to be able to fund operations through the first quarter 2001. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include reducing expenses and selling or licensing the Company's technologies. Accordingly, at March 31, 2000, there is substantial doubt as to the Company's ability to continue as a going concern.

Inventories

       Inventories are stated at the lower of cost or market and consist of finished product. Cost is determined using the first-in, first-out (FIFO) method.

Revenue Recognition

       During February 2000, the Company completed a license agreement with the RJM Corporation for CDT's ARIS 2000(TM) NOx Control System for all stationary, marine and locomotive applications in North, Central and South America. The Company received a $260,000 license payment and $100,000 inventory payment in return for transferring the ARIS 2000 technology to the RJM Corporation. The license payment is non-refundable and requires no ongoing services to be performed by CDT. Clean Diesel has the opportunity to earn an additional cumulative $1,000,000 in license revenue on the first, second, and third anniversaries of the license agreement based on the prior years' ARIS 2000 sales performance.

Series A Preferred Stock

       During the year ended December 31, 1999 and 1998, the Company received proceeds of $1.75 million and $1.85 million through private placements of 3,500 and 3,753 shares of its Series A Preferred Stock, respectively. In addition, in 1998 $1.4 million of bridge loans and $.5 million of term loans due to Fuel Tech were converted into 2,800 and 1,029 shares of Series A Preferred Stock. During the month ended March 31, 2000, 163,000 of dividends were declared (January 1, 2000) but unissued on the Series A Preferred Stock. At March 31, 2000, the Company had 11,082 shares of Series A Preferred Stock issued and outstanding.

       The Preferred Stock has a stated value and liquidation preference of $500 per share plus accrued and unpaid dividends. Holders of the Preferred Stock are entitled to receive, when and if declared by the Board of Directors of the Company out of funds of the Company legally available therefor, cash dividends at the annual rate of 9% or dividends in kind at the annual rate of 11%. Cash dividends and dividends in kind are each deemed "Preferred Dividends. Preferred Dividends are payable quarterly in arrears.

       In order to conserve cash, on February 4, 1999, the Company's Board of Directors adopted a resolution that all dividends declared on the Preferred Stock be payable in kind at the annual rate of 11%. The dividends will be paid in the form of additional shares of Preferred Stock in accordance with the terms and conditions of the Certificate of Designation on the first business day of January, April, July and October to stockholders of record on the first business day of the prior December, March, June, and September. Dividends in kind are evidenced by a stock certificate for full shares amounts of such dividends with fractional amounts accruing and paid in full shares on a subsequent dividend. The directors further resolved to issue certificates for stock dividends annually rather than quarterly, unless a stockholder requests certificates to be issued more frequently. These resolutions will remain in effect until revoked by the Company's Board of Directors

       The fourth quarter 1999 stock dividend payable on January 1, 2000, was declared in kind as 318 additional shares of the Preferred Stock. As of March 31, 2000, the Company had 11,082 shares of Preferred Stock issued and outstanding, and an additional 774 preferred stock shares to be issued for 1998 and 1999 dividends declared but not issued. As of March 31, 2000 the Company had earned but undeclared dividends of approximately $169,000 (338 shares).

       Each share of the Preferred Stock is convertible into 333.33 shares of the Company's Common Stock, which is equivalent to $1.50 per Common Share. Assuming full conversion of the Preferred Stock, at March 31, 2000, the Company would have approximately 6.66 million shares of Common Stock outstanding, of which Fuel Tech would own approximately 1.45 million shares, or a 21.8% interest in the Company.

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

Related Party Transactions

       The Company has a Management and Services Agreement with Fuel Tech. Under the new agreement, the Company agreed to pay Fuel Tech a fee equal to an additional 3 - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company from Fuel Tech. Charges to the Company, inclusive of the administrative fee, were approximately $25,500 and $30,000 in the first quarter of 2000 and 1999, respectively.

Commitments

       Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its PFC technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFCs commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $9,818,180 million in 2000 and declining annually to approximately $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date, no royalties have been paid to Fuel Tech, although the Company has recorded an insignificant accrual for royalties payable to Fuel Tech at March 31, 2000.

Subsequent Event

       In April 28, 2000, the Company completed a private placement preferred stock offering of 1,362 Series A Preferred shares for $1,021,500 ($750 per Series A Preferred Stock). The Series A Preferred shares have the same rights and dividend terms as the previous Series A Preferred shares. The Series A Preferred Stock was issued at a premium to the underlying common stock to which it is convertible into.

                         CLEAN DIESEL TECHNOLOGIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements

     Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 1999.


Results of Operations

       In prior years the Company was a development stage enterprise and its efforts were devoted to the research, development and commercialization of platinum fuel catalysts and nitrogen oxide reduction technologies to reduce emissions from diesel engines. During 1999, the Company received its US EPA registration for its platinum -cerium fuel catalyst product and completed its first commercial sales.

       Sales and Cost of sales were $46,000 and $22,500 respectively for the first quarter of 2000 versus $9,000 and $5,000 for 1999. $32,000 of Platinum Plus fuel catalyst sales were recorded in the first quarter of 2000. Commercial sales of Platinum Plus fuel catalyst began in December 1999 and the Company is in the process of rolling out regional demonstration programs with selected fleets.

       Included in the 2000 revenue is a $260,000 license payment from the RJM Corporation for transfer of the ARIS 2000 NOx reduction technology. In addition to the $260,000 license fee, the Company sold $14,000 of ARIS 2000 systems prior to the February 2000 RJM license agreement. CDT will earn a royalty on all future RJM sales of the ARIS 2000 as well as additional license revenue in 2001, 2002, and 2003 depending on the ARIS 2000 sales in those years.

       General and administrative expenses increased $48,000 to $429,000 in the first quarter 2000 versus $381,000 in the same period of 1999. The increase is related to higher salary and fringes associated with a full time Chief Financial Officer and higher marketing costs associated with the increased commercial activity of Platinum Plus fuel catalyst.

       Research and development expenses decreased $129,000 to $139,000 in 2000 versus $268,000 in the comparable period in 1999. The decrease is attributable to the shift from research and development to commercialization that occurred in the latter half of 1999. In addition two engineers transferred from CDT to RJM as part of the ARIS 2000 license agreement.

       Patent filing expense remained flat at $24,000 in 2000 and in 1999.

       Interest income decreased slightly in 2000 to $10,000 from $15,000 in 1999 as a result of the decrease in cash and cash equivalents in 2000.

Liquidity and Sources of Capital

       In December 1999, the Company received its U.S. EPA registration for its platinum - cerium fuel catalyst product and began commercial sales of the product. Prior to this time the Company was a development stage enterprise. The Company has been primarily a research and development company that has incurred losses since inception aggregating $16,577,000 (excluding the effect of the preferred dividends and the one-time non-cash imputed preferred dividend of $1,750,000 recognized in the third quarter of 1999). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. The Company continues to be dependent upon sources other than operations to finance its working capital requirements.

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

       In August/September 1999, the Company received gross proceeds of $1.75 million, excluding expenses of $29,000, from private investors against the issuance of an additional 3,500 shares of Preferred Stock. Therefore, the Company had 11,082 shares of Preferred Stock issued and outstanding at December 31, 1999. As a result of the 1999 quarterly preferred dividends, and the January 1, 2000 preferred dividend, the Company had an additional 1,112 shares of Preferred Stock issuable upon demand. At March 31, 1999, the Company had a total of 12,194 issuable shares of Preferred Stock, which are convertible into approximately 4.1 million shares of the Company's Common Stock, ($0.05 par convertible at a rate of 1:333.33).

       On April 1, 2000 the Company declared a preferred stock dividend in kind of 338 shares. As discussed in the "Subsequent Events" section, on April 28, 2000, the Company completed a private placement of 1,362 Series A Preferred shares for $1, 021,500. Therefore as of April 30, 2000 the Company had 13,874 shares of Series A Preferred Stock issued or issuable on demand.

       The Company signed an agreement with the RJM Corporation on February 2, 2000 that licensed RJM to sell CDT's ARIS 2000 NOx control system for all stationary, marine, and locomotive applications in North, Central, and South America. Under terms of the agreement CDT received an initial $360,000 license and inventory payment and the opportunity to earn an additional $1,000,000 in license revenue over the next 3 years based on the performance of the ARIS 2000. In addition to license revenue, CDT will earn a royalty on all future ARIS 2000 sales.

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

       For the three months ended March 31, 2000 and 1999, the Company used cash of $326,000 and $737,000 respectively, in operating activities.

       At March 31, 2000, and December 31, 1999, the Company had cash and cash equivalents of $563,000 and $892,000, respectively. The decrease in cash and cash equivalents in 2000 was the result of the Company's use of its resources to fund operations in 2000, partially offset by the funds received from the RJM license agreement. The Company anticipates incurring additional losses through at least 2000 as it further pursues its commercialization efforts.

       As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In management's opinion, the Company's cash balance at March 31, 2000, together with the $1,021,500 received from private investors against the issuance of 1,362 shares of preferred stock (see "Subsequent Events") will be sufficient to fund the Company's operations through the first quarter of 2001. The Company may require additional capital to fund its working capital needs in 2001. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies. Accordingly, at March 31, 2000, there is substantial doubt as to the Company's ability to continue as a going concern. See "Liquidity Going Concern" elsewhere herein for additional information.

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



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date:  May 5, 2000               By: /s/Jeremy D. Peter-Hoblyn
                                     -------------------------
                                     Jeremy D. Peter-Hoblyn
                                     President and Chief Executive Officer



Date:  May 5, 2000               By: /s/David W. Whitwell
                                     --------------------
                                     David W. Whitwell
                                     Vice President and Chief Financial Officer