Form 10-Q
period 2000-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2000-08-11
CIK 949428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______ to ______

            Commission file number:   0-27432
                                    ------------


                       CLEAN DIESEL TECHNOLOGIES, INC.
           (Exact name of registrant as specified in its charter)

       Delaware                                          06-1393453
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                                      06901-3522
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

As of August 8, 2000, there were outstanding 2,660,413 shares of Common Stock, par value $0.05 per share, of the registrant.


 ===========================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.

                Form 10-Q for the Quarter Ended June 30, 2000

                                      INDEX

                                                                       Page
                                                                       ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Balance Sheets as of June 30, 2000,                           3
            and December 31, 1999

            Statements of Operations for Three and Six                    4
            Months Ending June 30, 2000 and 1999

            Statements of Cash Flows for the Three and Six                5
            Months Ending June 30, 2000 and 1999

            Note to Financial Statements                                  6

Item 2.     Management's Discussion and Analysis of                       9
            Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                            12
Item 2.     Changes in Securities                                        12
Item 3.     Defaults upon Senior Securities                              12
Item 4.     Submission of Matters to a Vote of Security Holders          12
Item 5.     Other Information                                            12
Item 6.     Exhibits and Reports on Form 8-K                             12


SIGNATURES                                                               13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                         CLEAN DIESEL TECHNOLOGIES, INC.
                                 BALANCE SHEETS


                      (in thousands except share data)

                                                       June 30,    December 31,
                                                         2000          1999
                                                      ----------   ------------
                                                      (Unaudited)

Assets
Current assets:
Cash and cash equivalents                              $  1,123    $    892
Accounts receivable                                          33          46
Inventories                                                 312         321
Other current assets                                         35          52
                                                       --------    --------

Total current assets                                      1,503       1,311

Other assets                                                 34          35
                                                       --------    --------

Total assets                                           $  1,537    $  1,346
                                                       ========    ========


Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses                  $    631    $    690
                                                       --------    --------
Total Current Liabilities                                   631         690

Unrecognized license revenue                                141        --


Stockholders' equity:
Preferred Stock, par value $.05 per share,
   Authorized 85,000 shares, no shares issued
   and outstanding                                         --          --
Series A Convertible Preferred Stock, par value
   $.05 per share, $500 per share
   liquidation preference, authorized 15,000 shares,
   issued and outstanding 13,218 and 11,082,
   involuntary liquidation value (incl. dividends
   payable) $6,937,000 and $5,934,000                         1           1
Common Stock, par value $0.05 per share,
  Authorized 15,000,000 shares, issued and
  outstanding 2,658,946 and 2,594,456 shares                133         130
Additional paid-in capital                               20,345      18,946
Accumulated deficit                                     (19,714)    (18,421)
                                                       --------    --------

Total stockholders' equity                                  765         656
                                                       --------    --------

Total liabilities and stockholders' equity             $  1,537    $  1,346
                                                       ========    ========


See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                    (in thousands except per share data)

                                      Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                       2000         1999      2000        1999
                                       ----         ----      ----        ----
Revenue:
Sales                                $    40      $    50   $    86     $    59
License Revenue                           19         --         279        --
                                     -------      -------   -------     -------
Total Revenue                             59           50       365          59

Costs and expenses:
Cost of sales                             25           33        47          38
General and administrative               489          371       918         752
Research and development                 167          184       306         452
Patent filing and maintenance             52           28        76          52
                                     -------      -------   -------     -------
Loss from operations                     674          566       982       1,235
Interest income                          (13)          (7)      (23)        (22)
Interest expense                        --           --           1           1
                                     -------      -------   -------     -------
Net loss before preferred stock
   dividend                              661          559       960       1,214
Preferred Stock dividend (non-cash)      168          105       331         154
                                     -------      -------   -------     -------
Net loss attributed to Common
   Stockholders                      $   829      $   664   $ 1,291     $ 1,368
                                     =======      =======   =======     =======
Basic and diluted loss per
   Common Share                      $  0.32      $  0.26   $  0.49     $  0.53
                                     =======      =======   =======     =======

Average number of Common Shares
   outstanding                         2,627        2,591     2,609       2,567
                                     =======      =======   =======     =======


See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            (in thousands)


                                                           Six Months Ended
                                                               June 30

                                                           2000         1999
                                                          ------       ------
Operating activities
Net Loss before preferred stock dividend                 $  (960)    $ (1,214)
Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation                                                5           11
   Directors stock compensation                               20           20
Changes in operating assets and liabilities:
   Accounts receivable                                        13          (48)
   Inventories                                                 9            2
   Other current assets                                       17            3
   Unrecognized License Revenue                              141           --
   Accounts payable and accrued expenses                     (38)         (56)
                                                         -------     --------
Net cash used in operating activities                    $  (793)      (1,282)
                                                         -------     --------

Financing activities
  Proceeds from the sale of preferred stock                1,022           --
  Proceeds from the exercise of stock options                  5            1
                                                         -------     --------

Net cash provided from (used in) financing activities      1,027            1
                                                         -------     --------

Investing activities
Purchase of fixed assets                                      (3)          (6)
                                                         -------     --------
Net cash (used in) provided by investing activities           (3)          (6)
                                                         -------     --------
Net (decrease) increase in cash and
cash equivalents                                             231       (1,287)
                                                         -------     --------
Cash and cash equivalents at beginning of period             892        1,663
                                                         -------     --------
Cash and cash equivalents at end of period               $ 1,123     $    376
                                                         =======     ========
Non-Cash activities
Preferred Dividend                                           331          154


See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


Basis of Presentation

   The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

   The balance sheet at December 31, 1999, has been derived from the audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

   As a result of the Company's recurring operating losses of $17,240,000 since inception (excluding non-cash preferred dividends and the one-time imputed preferred dividend of $1,750,000 recognized in the third quarter of 1999), the Company has been unable to generate a positive cash flow. The Company may require additional capital in the future in order to fund its operations. The Company's current cash position, including proceeds from recent license agreements with Mitsui ($160,000) and RJM ($360,000) and the $1,021,500 April 2000 preferred stock offering, will not be sufficient to fund the Company's cash requirements. Without any further funding, the Company expects to be able to fund operations into the first quarter 2001. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include reducing expenses and selling or licensing the Company's technologies. Accordingly, at June 30, 2000, there is substantial doubt as to the Company's ability to continue as a going concern.

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

   In June 2000, the Company received a $160,000 payment from Mitsui & Co. Ltd. for a short-term exclusive license for Platinum Plus fuel borne catalyst and ARIS 2000 NOx Control System technology. In addition to the exclusive license, Mitsui & Co. received an ARIS 2000 system, Platinum Plus product and diesel emissions consulting services from Clean Diesel Technologies Inc. The Company is recognizing sales revenue for these products when they are shipped to Mitsui and license revenue prorated over the six-month license period. License revenue of $19,000 has been recognized in the second quarter 2000.

Series A Preferred Stock

   On April 28, 2000, the Company completed a private placement preferred stock offering of 1,362 Series A Preferred shares for $1,021,500 ($750 per Series A Preferred Stock). The Series A Preferred shares have the same rights and dividend terms as the previous Series A Preferred shares. The Series A Preferred Stock was issued at a premium to the underlying common stock to which it is convertible into.

   During the year ended December 31, 1999 and 1998, the Company received proceeds of $1.75 million and $1.85 million through private placements of 3,500 and 3,753 shares of its Series A Preferred Stock, respectively. In addition, in 1998 $1.4 million of bridge loans and $0.5 million of term loans due to Fuel Tech were converted into 2,800 and 1,029 shares of Series A Preferred Stock.

   The Preferred Stock has a stated value and liquidation preference of $500 per share plus accrued and unpaid dividends. Holders of the Preferred Stock are entitled to receive cash dividends at the annual rate of 9% or dividends in kind at the annual rate of 11% when and if declared by the Board of Directors of the Company out of legally available funds of the Company. Cash dividends and dividends in kind are each deemed "Preferred Dividends." Preferred Dividends are payable quarterly in arrears.

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

   The second quarter 2000 stock dividend payable on April 1, 2000, was declared in kind as 338 additional shares of the Preferred Stock with a stated value of $168,000. As of June 30, 2000, the Company had 13,218 shares of Preferred Stock issued and outstanding, and an additional 656 preferred stock shares declared for 2000, but not issued. As of June 30, 2000, the Company had earned but undeclared dividends of approximately $178,500 (357 shares).

   Each share of the Preferred Stock is convertible into 333.33 shares of the Company's Common Stock, which is equivalent to $1.50 per Common Share. Assuming full conversion of the Preferred Stock, at June 30, 2000 the Company would have approximately 7.28 million shares of Common Stock outstanding, of which Fuel Tech would own approximately 1.58 million shares, or a 21.7% interest in the Company.

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

Related Party Transactions

   The Company has a Management and Services Agreement with Fuel Tech. Under the new agreement, the Company agreed to pay Fuel Tech a fee equal to an additional 3 - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company from Fuel Tech. Charges to the Company, inclusive of the administrative fee, were approximately $17,300 and $27,000 in the second quarter of 2000 and 1999, respectively.

Commitments

   Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its PFC technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFCs commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $9,818,180 in 2000 and declining annually to approximately $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date, no royalties have been paid to Fuel Tech, although the Company has recorded an insignificant accrual for royalties payable to Fuel Tech at June 30, 2000.

                         CLEAN DIESEL TECHNOLOGIES, INC.


Item 2. Management's Discussion, Analysis of Financial Condition and Results of Operations


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


Results of Operations

   In prior years the Company was a development stage enterprise and its efforts were devoted to the research, development and commercialization of platinum fuel catalysts and nitrogen oxide reduction technologies to reduce emissions from diesel engines. During 1999, the Company received its US EPA registration for its platinum-cerium fuel catalyst product and completed its first commercial sales.

   Sales and Cost of sales were $40,000 and $25,000 respectively for the second quarter of 2000 versus $50,000 and $33,000 for the same period of 1999. Platinum Plus fuel catalyst sales of $40,000 were recorded in the second quarter of 2000. 1999 sales consist of both Platinum Plus Fuel borne catalyst and ARIS 2000 units. Commercial sales of Platinum Plus fuel catalyst began in December 1999 and the Company is in the process of rolling out regional demonstration programs with selected fleets. License revenue of $19,000 from Mitsui for a limited 6-month term license for Platinum Plus fuel catalyst and ARIS 2000 was also recorded in the second quarter.

   For the six month period, sales and cost of sales were $86,000 and $47,000 in 2000 versus $59,000 and $38,000 in the same period of 1999. Included in the 2000 revenue is $279,000 of license revenue associated with the RJM ARIS 2000 license and the Mitsui limited license. Clean Diesel Technologies will earn a royalty on all future RJM sales of the ARIS 2000 as well as additional license revenue in 2001, 2002 and 2003 depending on ARIS 2000 sales in these years.

   General and administrative expense increased $118,000 to $489,000 in the second quarter 2000 versus $371,000 in the comparable quarter in 1999. General and administrative expenses have increased $166,000 to $918,000 in the first six months of 2000 versus $752,000 in the comparable period in 1999. The increase is primarily attributable to the higher marketing costs associated with the increased commercial activity and increased personnel costs, including a full time chief financial officer.

   Second quarter research and development expenses decreased $17,000 to $167,000 in 2000 versus $184,000 in the comparable period in 1999. For the six month period, research and development expenses have declined $146,000 to $306,000 versus $452,000 in the comparable 1999 period. The decrease is attributable to the shift from research and development to commercialization that occurred in the latter half of 1999. In addition, two engineers transferred from CDT to RJM as part of the ARIS 2000 license agreement.

   Patent expense increased $24,000 to $52,000 in the second quarter 2000 versus $28,000 in the second quarter of 1999. For the six month period, patent expense has increased $24,000 to $76,000 versus $52,000 in the 1999 comparable period. The increase is related to several recent patents filed in the United States and Europe.

   Interest income increased $6,000 to $13,000 in the second quarter 2000 versus $7,000 in the comparable 1999 period. For the period ending June 30, interest income is up slightly to $23,000 versus 1999 comparable interest income of $22,000. The increase is attributable to the proceeds from the $1 million preferred stock offering in April 2000.


Liquidity and Sources of Capital

   In December 1999, the Company received its U.S. EPA registration for its platinum - cerium fuel catalyst product and began commercial sales of the product. Prior to this time the Company was a development stage enterprise. The Company has been primarily a research and development company that has incurred losses since inception aggregating $17,240,000 (excluding the effect of the preferred dividends and the one-time non-cash imputed preferred dividend of $1,750,000 recognized in the third quarter of 1999). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. The Company continues to be dependent upon sources other than operations to finance its working capital requirements.

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

   In May 2000, 774 Preferred Series A shares were issued for the 1998 and 1999 preferred dividends declared, but not yet distributed. On April 28, 2000 the company completed a private placement of 1,362 Series A Preferred shares for $1,021,500. Therefore as of June 30, 2000, the Company had a total of 13,218 issued shares of preferred stock, which are convertible into approximately 4.4 million shares of common stock ($0.05 par convertible at a rate of 1:333.33). On January 1, 2000 and April 1, 2000, the Company declared a preferred stock dividend in kind of 318 and 338 shares, respectively. Therefore, as of June 30,2000, the Company had a total of 13,874 shares of preferred stock issued or issuable on demand.

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

   In June of 2000, the Company received a $160,000 payment from Mitsui & Co. Ltd. for a short-term exclusive license in Japan for Platinum Plus fuel borne catalyst and the ARIS 2000 Nox reduction technology. In addition to the exclusive license Mitsui will receive an ARIS 2000 system, Platinum Plus product and diesel emission reduction consulting services. The Company recognized $19,000 of license revenue in the second quarter. The Company will recognize the remaining $141,000 of license revenue and product sales in the third and fourth quarters of 2000.

   Effective as of October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its Platinum Fuel Catalyst ("PFC") technology. Effective November 24, 1997, the licenses were cancelled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFC's, commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $9,818,180 in 2000 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date no royalties have been paid to Fuel Tech.

   For the six months ended June 30, 2000 and 1999, the Company used cash of $793,000 and $1,282,000 respectively, in operating activities.

   At June 30, 2000, and December 31, 1999, the Company had cash and cash equivalents of $1,123,000 and $892,000, respectively. The increase in cash and cash equivalents in 2000 was attributable to the April 2000 Series A Preferred stock offering, partially offset by the Company's use of its resources to fund operations. The Company anticipates incurring additional losses through at least 2000 as it further pursues its commercialization efforts.

   As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In management's opinion, the Company's cash balance at June 30, 2000, including the $1,021,500 received from private investors against the issuance of 1,362 shares of preferred stock, the Mitsui license agreement and the RJM license agreement, will be sufficient to fund the Company's operations into the first quarter of 2001. The Company may require additional capital to fund its working capital needs in 2001. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies. Accordingly, at June 30, 2000, there is substantial doubt as to the Company's ability to continue as a going concern.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

                  At the Annual Meeting of the Stockholders of the Company held on June 7, 2000 a total of 4,940,310 votes were represented in person or by proxy. Both of the Company's Common and Series A Convertible Preferred Stock are included in such total, with each share of Preferred voting 333.33 shares.

         A total of 4,934,048 shares were cast for and 6,262 shares against the election of the nominees for election as directors as a group with no abstentions or withheld shares for either group or individuals.

         A total of 4,937,783 shares were cast for and 2,526 shares against the approval of the appointment of Ernst & Young LLP as independent auditors of the Company for the year 2000, with no abstentions or withheld shares.



Item 5.  Other Information
                  In June 2000, the company completed a short-term exclusive license with Mitsui & Co. Ltd. for the Platinum Plus fuel borne catalyst and the ARIS 2000 NOx Control System technology. In addition to the exclusive license, Mitsui & Co. received an ARIS 2000 system, Platinum Plus product and diesel emissions consulting services from the company.

Item 6.  Exhibits and Reports on Form 8-K
   a.    Exhibits
         None

   b.    Reports on Form 8-K
                  The company filed a report on form 8-K dated July 12, 2000, providing information in that form under item 5 "Other Information" above, concerning a license agreement with Mitsui.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date:  August 9, 2000            By:  /s/Jeremy D. Peter-Hoblyn
                                      -------------------------
                                      Jeremy D. Peter-Hoblyn
                                      President and Chief Executive Officer



Date:  August 9, 2000            By:  /s/David W. Whitwell
                                      --------------------
                                      David W. Whitwell
                                      Vice President and Chief Financial Officer