Form 10-Q
period 2000-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2000-11-14
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2000

                                       or

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

As of November 10, 2000, there were outstanding 2,662,080 shares of Common Stock, par value $0.05 per share, of the registrant.

================================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.

               Form 10-Q for the Quarter Ended September 30, 2000

                                      INDEX

                                                                           Page
                                                                           ----

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (Unaudited)

          Balance  Sheets  as  of  September  30,  2000,                   3
          and  December  31,  1999

          Statements  of  Operations  for  Three  and  Nine                4
          Months  Ending  September  30,  2000  and  1999

          Statements  of  Cash  Flows  for  the  Three  and  Nine          5
          Months  Ending  September  30,  2000  and  1999

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

PART  I.     FINANCIAL  INFORMATION
Item  1.     Financial  Statements

                              CLEAN DIESEL TECHNOLOGIES, INC.
                                       BALANCE SHEETS

                                                            (in thousands except share data)

                                                             September 30,    December 31,
                                                                 2000             1999
                                                            ---------------  --------------
                                                              (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                   $          526   $         892
Accounts Receivable                                                      8              46
Inventories                                                            308             321
Other current assets                                                    46              52
                                                            ---------------  --------------
Total current assets                                                   888           1,311
Other assets                                                            31              35
                                                            ---------------  --------------
Total assets                                                $          919   $       1,346
                                                            ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Unrecognized License Revenue                                $           41   $          --
Accounts payable and accrued expenses                                  608             690
                                                            ---------------  --------------
Total Current Liabilities                                              649             690

Stockholders' equity:
Preferred Stock, par value $.05 per share,
   Authorized 85,000 shares, no shares issued
   and outstanding                                                      --              --
Series A Convertible Preferred Stock, par
   value $.05 per share, $500 per share
   liquidation preference, authorized 15,000
   shares, issued and outstanding 13,218 and 11,082,
   involuntary liquidation value (incl. dividends payable)
   $7,115,500 and $5,934,000                                             1               1
Common Stock, par value $0.05 per share,
  Authorized 15,000,000 shares, issued and
  outstanding 2,662,080 and 2,594,456 shares                           133             130
Additional paid-in capital                                          20,532          18,946
Accumulated Deficit                                                (20,396)        (18,421)
                                                            ---------------  --------------
Total stockholders' equity                                             270             656
                                                            ---------------  --------------
Total liabilities and stockholders' equity                  $          919   $       1,346
                                                            ===============  ==============

See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            (in thousands except per share data)


                                   Three Months Ended       Nine Months Ended
                                      September  30,          September  30,
                                    2000        1999        2000        1999
                                 ----------  ----------  ----------  -----------
Revenue:
Sales                            $      52   $      41   $     137   $      100
License Revenue                         60          --         340           --
                                 ----------  ----------  ----------  -----------
Total Revenue                          112          41         477          100

Costs and expenses:
Cost of sales                           41          19          88           57
General and administrative             448         372       1,366        1,124
Research and development               110         197         415          649
Patent filing and maintenance           20          32          97           84
                                 ----------  ----------  ----------  -----------

Loss from operations                   507         579       1,489        1,814
Interest income                        (11)         (9)        (34)         (31)
Interest expense                         1           1           2            2
                                 ----------  ----------  ----------  -----------

Net loss before preferred stock
   Dividend                            497         571       1,457        1,785
Preferred Stock dividend               185       1,858         516        2,012
                                 ----------  ----------  ----------  -----------

Net loss attributed to Common
   Stockholders                  $     682   $   2,429   $   1,973   $    3,797
                                 ==========  ==========  ==========  ===========

Basic and diluted loss per
   Common Share                  $    0.26   $    0.94   $    0.75   $     1.48
                                 ==========  ==========  ==========  ===========

Average number of Common Shares
   outstanding                       2,662       2,592       2,622        2,574
                                 ==========  ==========  ==========  ===========

See  note  to  financial  statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            (in thousands)

                                                          Nine  Months  Ended
                                                             September  30,
                                                           2000          1999
                                                       ------------  ------------
OPERATING ACTIVITIES
Net Loss before preferred stock dividend               $    (1,457)  $    (1,785)
Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation                                                  8            16
Changes in operating assets and liabilities:
   Accounts Receivable                                          38           (36)
   Inventories                                                  13           (27)
   Other current assets                                          6            14
   Unrecognized License Revenue                                 41            --
   Accounts payable and accrued expenses                       (41)          (43)
                                                       ------------  ------------

Net cash used in operating activities                  $    (1,392)  $    (1,861)
                                                       ------------  ------------

FINANCING ACTIVITIES
  Proceeds from the sale of preferred stocks                 1,022         1,721
  Proceeds from the exercise of stock options                    7             2
                                                       ------------  ------------

Net cash provided from (used in) financing activities        1,029         1,723
                                                       ------------  ------------

INVESTING ACTIVITIES
Purchase of fixed assets                                        (3)           (6)
                                                       ------------  ------------
Net cash (used in) provided by investing activities             (3)           (6)
                                                       ------------  ------------
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                              (366)         (144)
                                                       ------------  ------------
Cash and cash equivalents at beginning of period               892         1,663
                                                       ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $       526   $     1,519
                                                       ============  ============

NON-CASH ACTIVITIES
Preferred Dividend                                             516         2,012
Accrued Director's Fee in stock                                 30            30

See  note  to  financial  statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


BASIS  OF  PRESENTATION

     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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

     As a result of the Company's recurring operating losses of $17,737,000 since inception (excluding non-cash preferred dividends and the one-time imputed preferred dividend of $1,750,000 recognized in the third quarter of 1999), the Company has been unable to generate a positive cash flow. The Company may require additional capital in the future in order to fund its operations. The Company's current cash position, including proceeds from recent license agreements will not be sufficient to fund the Company's cash requirements. The Company completed a preferred stock offering of $1,021,500 in April of 2000. Without any further funding, the Company expects to be able to fund operations into the first quarter 2001. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds and, if raised, on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include reducing expenses and selling or licensing the Company's technologies. Accordingly, at September 30, 2000, there is substantial doubt as to the Company's ability to continue as a going concern.

INVENTORIES

     Inventories are stated at the lower of cost or market and consist of finished product. Cost is determined using the first-in, first-out (FIFO) method.

REVENUE  RECOGNITION

     During February 2000, the Company completed a license agreement with RJM Corporation for CDT's ARIS 2000(TM) NOx Control System for all stationary, marine and locomotive applications in North, Central and South America. The Company received a $260,000 license payment and $100,000 inventory payment in return for transferring the ARIS 2000 technology to the RJM Corporation. The license payment is non-refundable and requires no ongoing services to be performed by CDT. Clean Diesel has the opportunity to earn an additional cumulative $1,000,000 in license revenue on the first, second, and third anniversaries of the license agreement based on the prior years' ARIS 2000 sales performance.

In June 2000, the company received a $160,000 payment from Mitsui & Co. Ltd. for a short-term exclusive license for Platinum Plus fuel borne catalyst and ARIS 2000 diesel emission reduction technologies. In addition to the exclusive license, Mitsui & Co. received an ARIS 2000 system, Platinum Plus product and diesel emissions consulting services from Clean Diesel Technologies Inc. The company is recognizing sales revenue for these products when they are shipped to Mitsui and license revenue prorated over the six-month license period. $19,000 of the license revenue was recognized in the second quarter 2000. $58,500 of license revenue, $41,000 of ARIS 2000 system revenue, and $759 of Platinum Plus FBC revenue was recognized in the third quarter 2000.

SERIES  A  PREFERRED  STOCK

     On April 28, 2000, the Company completed a private placement preferred stock offering of 1,362 Series A Preferred shares for $1,021,500 ($750 per Series A Preferred Stock). The Series A Preferred shares have the same rights and dividend terms as the previous Series A Preferred shares. The Series A Preferred Stock was issued at a premium to the underlying common stock into which it is convertible.

     During the years ended December 31, 1999 and 1998, the Company received proceeds of $1.75 million and $1.85 million through private placements of 3,500 and 3,753 shares of its Series A Preferred Stock, respectively. In addition, in 1998 $1.4 million of bridge loans and $0.5 million of term loans due to Fuel
Tech  were  converted  into  2,800 and 1,029 shares of Series A Preferred Stock.

     The Preferred Stock has a stated value and liquidation preference of $500 per share plus accrued and unpaid dividends. Holders of the Preferred Stock are entitled to receive cash dividends at the annual rate of 9% or dividends in kind at the annual rate of 11%, when and if declared by the Board of Directors of the Company out of legally available funds of the Company. Cash dividends and dividends in kind are each deemed "Preferred Dividends." Preferred Dividends are payable quarterly in arrears.

     In order to conserve cash, on February 4, 1999, the Company's Board of Directors adopted a resolution that all dividends declared on the Preferred Stock be payable in kind at the annual rate of 11%. The dividends will be paid in the form of additional shares of Preferred Stock in accordance with the terms and conditions of the Certificate of Designation on the first business day of January, April, July and October to stockholders of record on the first business day of the prior December, March, June, and September. Dividends in kind are evidenced by a stock certificate for full share amounts of such dividends with fractional amounts accruing and paid in full shares on a subsequent dividend. The directors further resolved to issue certificates for stock dividends annually rather than quarterly, unless a stockholder requests certificates to be issued more frequently. These resolutions will remain in effect until revoked by the Company's Board of Directors.

     The third quarter 2000 stock dividend payable on July 1, 2000, was declared in kind as 357 additional shares of the Preferred Stock with a stated value of $178,000. As of September 30, 2000, the company had 13,218 shares of Preferred Stock issued and outstanding. An additional 1,013 Preferred Stock shares were declared for 2000, but not issued. As of September 30, 2000, the company had earned, but undeclared, dividends of approximately $196,000(392 shares).

     Each share of the Preferred Stock is convertible into 333.33 shares of the Company's Common Stock, which is equivalent to $1.50 per Common Share. Assuming full conversion of the Preferred Stock, at September 30, 2000 the Company would have approximately 7.4 million shares of Common Stock outstanding, of which Fuel Tech would own approximately 1.6 million shares, or a 21.8% interest in the Company.

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

EARNINGS  PER  SHARE  DATA

     Basic and diluted earnings/(loss) per share excludes the dilutive effect of stock options and warrants. In addition, the 14,231 shares of Preferred Stock (4.7M common stock equivalent) are not included in the basic and diluted earnings/(loss) per share calculation.

RELATED  PARTY  TRANSACTIONS

     The Company has a Management and Services Agreement with Fuel Tech. Under the new agreement, the Company agreed to pay Fuel Tech a fee equal to an additional 3 - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company from Fuel Tech. Charges to the Company, inclusive of the administrative fee, were approximately $17,300 and $26,000 in the third quarter of 2000 and 1999, respectively.

COMMITMENTS

     Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its PFC technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFCs commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $9,818,180 in 2000 and declining annually to approximately $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date, no royalties have been paid to Fuel Tech, although the Company has recorded an insignificant accrual for royalties payable to Fuel Tech at September 30, 2000.

SUBSEQUENT  EVENT

     On November 10, 2000, the Company arranged a $1,000,000 18th-month term loan from several of the company's existing preferred shareholders. Terms of the loan included a 10% annual interest rate and warrants to purchase common stock.

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

     Sales and Cost of sales were $52,000 and $41,000 respectively for the third quarter of 2000 versus $41,000 and $19,000 for 1999. $11,000 of Platinum Plus fuel catalyst sales was recorded in the third quarter of 2000. Commercial sales of Platinum Plus fuel catalyst began in December 1999 and the Company is in the process of rolling out regional demonstration programs with selected fleets. The Company recorded $41,000 of ARIS 2000 sales and $60,000 of license revenue from Mitsui for a limited 6-month term license for Platinum Plus fuel catalyst and ARIS 2000 in the third quarter.

     Year-to-date sales and cost of sales were $137,000 and $88,000 in 2000 versus $100,000 and $57,000 in 1999. Included in the 2000 revenue is $340,000 of license revenue associated with the RJM ARIS 2000 license and the Mitsui limited license. Clean Diesel Technologies will earn a royalty on all future RJM sales of the ARIS 2000 as well as additional license revenue in 2001, 2002 and 2003 depending on ARIS 2000 sales in these years.

     General and administrative expense increased $76,000 to $448,000 in the third quarter 2000 versus $372,000 in the comparable quarter in 1999. General and administrative expenses have increased $242,000 to $1,366,000 in the first nine months of 2000 versus $1,124,000 in the comparable period in 1999. The increase is primarily attributable to the higher marketing costs associated with the increased commercial activity and increased personnel costs, including a full time chief financial officer.

     Third quarter research and development expenses decreased $87,000 to $110,000 in 2000 versus $197,000 in the comparable period in 1999. For the year, research and development expenses have declined $234,000 to $415,000 versus $649,000 in the comparable 1999 period. The decrease is attributable to the shift from research and development to commercialization that occurred in the latter half of 1999. In addition, two engineers transferred from CDT to RJM as part of the ARIS 2000 license agreement.

     Patent expense decreased $12,000 to $20,000 in the third quarter 2000 versus $32,000 in 1999. For the year, patent expense has increased $13,000 to $97,000 versus $84,000 in the 1999 comparable period. The increase is related to several new patents filed in the United States and Europe.

     Interest income increased $2,000 to $11,000 in the third quarter 2000 versus $9,000 in the comparable 1999 period. For the year, interest income is up slightly to $34,000 versus 1999 comparable interest income of $31,000. The increase is attributable to the $1 million preferred stock offering in April 2000.


LIQUIDITY  AND  SOURCES  OF  CAPITAL

     In December 1999, the Company received its U.S. EPA registration for its platinum - cerium fuel catalyst product and began commercial sales of the product. Prior to this time the Company was a development stage enterprise. The Company has been primarily a research and development company that has incurred losses since inception aggregating $17,737,000 (excluding the effect of the preferred dividends and the one-time non-cash imputed preferred dividend of $1,750,000 recognized in the third quarter of 1999). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. The Company continues to be dependent upon sources other than operations to finance its working capital requirements.

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

     In May 2000, 774 Preferred Series A shares were issued for 1999 preferred dividends declared, but not issued. On April 28, 2000 the company completed a private placement of 1,362 Series A Preferred shares for $1,021,500. Therefore as of September 30, 2000, the Company had a total of 13,218 issued shares of preferred stock, which are convertible into approximately 4.4 million shares of common stock ($0.05 par convertible at a rate of 1:333.33). On January 1, 2000, April 1, 2000 and July 1, 2000, the Company declared a preferred stock dividend in kind of 318, 338 and 357 shares, respectively. Therefore, as of September 30,2000, the Company had a total of 14,231 shares of preferred stock issued or issuable on demand.

     In November 2000, the company arranged a $1,000,000 term loan from several existing preferred shareholders.

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

     In June of 2000, the Company received a $160,000 payment from Mitsui & Co. Ltd. for a short-term exclusive license for the Platinum Plus fuel borne catalyst and the ARIS 2000 diesel emission reduction technologies. The Company recognized $19,000 and $100,000 of license and product revenue in the second and third quarter 2000, respectively. The Company will recognize the remaining $41,000 of license revenue in the fourth quarter of 2000.

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

     For the nine months ended September 30, 2000 and 1999, the Company used cash of $1,392,000 and $1,861,000 respectively, in operating activities.

     At September 30, 2000, and December 31, 1999, the Company had cash and cash equivalents of $526,000 and $1,519,000, respectively. The decrease in cash and cash equivalents in 2000 was the result of the Company's use of its resources to fund operations in 2000, partially offset by the funds received from the RJM and Mitsui license agreements. The Company anticipates incurring additional losses through at least 2000 as it further pursues its commercialization efforts.

     As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In management's opinion, the Company's cash balance at September 30, 2000, including the $1,021,500 received from private investors against the issuance of 1,362 shares of preferred stock and the Mitsui license agreement will be sufficient to fund the Company's operations into the first quarter of 2001. The Company requires additional capital to fund its working capital needs in 2001. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds and, if raised, on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies. Accordingly, at September 30, 2000, there is substantial doubt as to the Company's ability to continue as a going concern. See "Liquidity Going Concern" elsewhere herein for additional information.

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



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date: November 13, 2000            By:  /s/  Jeremy  D.  Peter-Hoblyn
                                      ------------------------------------------
                                      Jeremy  D.  Peter-Hoblyn
                                      President and Chief Executive Officer



Date: November 13, 2000            By:  /s/  David  W.  Whitwell
                                      ------------------------------------------
                                      David  W.  Whitwell
                                      Vice President and Chief Financial Officer