Form 10-K
period 2000-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2001-03-23
CIK 949428

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from __________________ to ____________________

                           COMMISSION FILE NO. 0-27432

                         CLEAN DIESEL TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            06-1393453
------------------------------                              --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                           Identification Number)

                        SUITE 702, 300 ATLANTIC STREET
                               STAMFORD, CT 06901
                                 (203) 327-7050
            ---------------------------------------------------------
          (Address and telephone number of principal executive offices)

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

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of March 2, 2001: $1.84.

Indicate number of shares outstanding of each of the registered classes of Common Stock at March 2, 2001: 2,660,611 shares Common Stock, $0.05 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 2001 described in Parts II, III, and IV hereof are incorporated by reference in this report.
================================================================================

                                TABLE OF DEFINED TERMS


TERM                   TERM DEFINITIONS
---------------------  ----------------

ARIS(TM) 2000          The Company's Advanced Reagent Injection System for Urea SCR

BUWAL                  Bundesamt fur Umwelt, Wald und Landschaft (Federal Office for Environment,
                       Forest and Landscape)

CARB                   California Air Resources Board

CDT                    Clean Diesel Technologies, Inc.

CNG                    Compressed Natural Gas

CO2                    Carbon dioxide

DOCs                   Diesel Oxidizing Catalysts

DPFs                   Diesel Particulate Filters

EGR                    Exhaust Gas Recirculation

Fuel Tech              Fuel-Tech N. V., an affiliate of the Company

HC                     Hydrocarbons

LOE-NOx(TM)            The Company's diesel fuel water emulsion technology

NESCAUM                North East States for Coordinated Air Use Management

NOx                    Nitrogen Oxide

PFCs                   Platinum Fuel Catalysts

Platinum Plus(R) DFX   The Company's Platinum & Cerium fuel additive

PM                     Particulate Matter

SCR                    Selective Catalytic Reduction

US EPA                 United States Environmental Protection Agency

VERT                   Program in Germany and Switzerland to develop, test and certify diesel particulate filter systems

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

GENERAL

     The Company ("CDT"), a Delaware corporation with a principal place of business at 300 Atlantic Street, Stamford, Connecticut 06901, is a pollution control company supplying fuel additives and systems that reduce harmful emissions from internal combustion engines while improving fuel economy. The Company's two main technology areas are Platinum Fuel Catalysts ("PFCs") for emission control and fuel economy improvement in diesel and gasoline-fueled engines, and nitrogen oxide ("NOx") reduction systems and chemicals for control of NOx emissions from diesel engines. During December 1999 the Company received EPA registration for it's platinum - cerium product and in the opinion of management was no longer a development stage company.

     The Company was formed in 1994 as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"), which had conducted fundamental work regarding the Company's technologies'. Fuel Tech spun off the Company in a 1995 Rights Offering, at which time Fuel Tech retained 27.6% of the Company's outstanding stock. Currently Fuel Tech holds a 21.6% interest in the Company. The Company's technologies were acquired by assignment from Fuel Tech or developed internally.

GLOBAL  TRENDS  IN  DIESEL  EMISSION  CONTROL

     Throughout the world, combustion engine development is influenced by two primary concerns. First is the increasing concern for global warming and second is the concern over exhaust emissions, especially over particulate matter ("PM") and NOx emissions. Each of these affects the environment and human health because of the toxicity of particulates and the creation of ground-level ozone by NOx.

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

     Particulate and NOx emission concerns have been addressed by the US Environmental Protection Agency ("US EPA") and the European Community, who continue to set standards prescribing substantial reductions in PM and NOx. The regulatory process is progressive. New vehicles in the year 1999/2000 had to meet emission levels some 80% lower than ten years ago. Further regulations for 2007 require a further reduction of 90% from current levels.

     Reducing diesel engine fuel consumption and PM on the one hand, and NOx on the other, are opposing objectives: When diesel engines are retuned to minimize fuel consumption or PM, their output of NOx is sharply increased and vice versa. Moreover, while modern diesel engines have very low PM emissions by mass, the number of fine particles emitted remains high. Modern diesel engines tend to increase the particulate count while reducing total particulate mass. The only proven way of reducing the number of fine PM particles is by using after-treatment filters. Consequently, engine manufacturers are increasingly looking to after- treatment systems for the reduction of both fine PM particles and NOx.

     Recent events that will have a major impact on the development and use of after-treatment systems are:

EUROPEAN  LIGHT-DUTY  VEHICLES

     PSA Peugeot has introduced diesel particulate filters on its large engines (604 series) in 2000. PSA Peugeot has announced that it will introduce particulate filters on all models starting in 2003. PSA Peugeot manufactures some 1.3 million of the 4.0 million light-duty diesel engines made annually and is understood to have invested heavily in new technology for light-duty diesel engines. Ford Motor Company and PSA Peugeot have announced cooperation on diesel engine development and manufacture. The PSA Peugeot particulate filters currently use a cerium additive to regenerate the filters. All European light-duty manufacturers are now actively developing particulate filter systems using fuel additives.

EUROPEAN  COMMUNITY  REGULATIONS

     New vehicle regulations for 2005 were approved by the European Union in November 1999. These regulations are intended to force the use of particulate filters by all new heavy-duty diesel engines beginning in 2005.

EUROPEAN  RETROFIT  PROGRAMS

     Germany and Switzerland have taken a lead in requiring diesel particulate filters to be fitted on all diesel engines used in mining and tunneling. The regulations were developed as a result of a major government-industry cooperative program "VERT" to develop, test and certify diesel particulate filter systems. The VERT Test Protocol is now becoming a recognized standard for testing additives with particulate filters. The Company completed the VERT certification for Platinum Plus in 2001 and has been approved by BUWAL, the Swiss regulatory authority.

     The requirements, which apply to both new and retrofit applications, are now being implemented on a progressive basis. As the performance and reliability of these certified systems are demonstrated further programs are being promoted to extend the requirement to use particulate filters for construction equipment and urban buses.

US  RETROFIT  PROGRAM

     The United States Environmental Protection Agency (USEPA), the California Air Resources Board (CARB) and the North East States for Coordinated Air Use Management (NESCAUM) have announced a program for application of retrofit technologies. The voluntary retrofit program for emission reduction from diesel engines will focus on reduction of particulates (PM) and NOx. The program requires that the retrofit technologies are certified, provides for states to regulate the use of such certified technology and also provides a basis for fiscal incentives and state regulations. The company filed three technology applications for certification in 2000.

TECHNOLOGIES  FOR  CONTROL  OF  NOX  EMISSIONS  FROM  DIESEL  ENGINES

     There are two proven technologies that are candidates for adoption in 2002-2005:

EXHAUST  GAS  RECIRCULATION  ("EGR")

     Most, if not all, engine manufacturers have developed this technology. It involves recycling a portion of the exhaust gas to modify the combustion process in a way that reduces NOx. While the principle is simple, its application leads to several problems:

          -    PM  emissions  increase  significantly,
          -    Fuel  consumption  increases,
          - Heat rejection is increased by 20-40% (requiring more radiator space),
          -    Durability  is  reduced.

     The problem with increased PM emissions is likely, in the Company's opinion, to lead to a requirement for an after-treatment system to reduce PM emissions from EGR applications. There are currently two proven devices: Diesel Oxidizing Catalysts ("DOCs") and Diesel Particulate Filters ("DPFs"). See "Products and Markets" below for further information.

     In the Company's opinion, the EGR system is the most developed system and is likely to be adopted in 2002 for on highway use, whether these engines will need oxidizers (DOCs) or filters (DPFs) is not yet clear.

     In the longer term, however, the EGR system alone is likely to be unable to achieve the reduction in NOx levels anticipated. In that event, Selective Catalytic Reduction ("SCR") technology is currently the only proven technology that could be used.

SELECTIVE  CATALYTIC  REDUCTION  ("SCR")

     This technology has been in use for several years for large power generation boilers and gas turbines and for very large stationary diesel engines, 5000 HP and above. Its adoption for use, with stationary diesels in the 700 to 5000 HP ranges and for mobile diesels in the 250 to 600 HP range, has been limited primarily by the lack of a cost-effective system.

     The process is noninvasive to the engine, allowing the engine manufacturer to optimize the engine for minimum fuel consumption and minimum particulates. This configuration is also optimal for engine durability.

     The system is comprised of a tank of urea (a non-hazardous chemical used primarily as agriculture fertilizer), an injection system for metering and mixing the urea with the exhaust gas, and a catalyst to react the reactant gases (from the decomposed urea) with NOx. The system gives very high NOx reduction performance of up to 90% or more but requires a separate urea tank and depends on a urea infrastructure being in place.

     SCR will likely be adopted for stationary engines and for many off road applications where fuel economy and durability are priorities. The Company believes that a near-term market is developing for SCR stationary diesel engines, particularly for power generation, and that a market will develop for mobile engines, both off road and on road. Most recently, a retrofit market has been developed in California and Texas.

TECHNOLOGIES  FOR  CONTROL  OF  PARTICULATES

     If SCR is fitted for NOx control, then the engine can be tuned for very low particulate emissions. However, emission levels regulated for 2007 are expected to require use of particulate filters in addition to SCR, and such systems are in development.

DIESEL  PARTICULATE  FILTERS  (DPFS)

     Several filters are being used or being developed. There are several different designs. The soot collected on the filter must be oxidized (burned), otherwise the filter will eventually block. The soot will naturally burn at temperatures above 560C but diesel exhaust temperatures are typically much lower than this. Metallic combustion catalysts are one way of promoting oxidation at lower temperatures. Other methods include the use of electrical heating or diesel fuel burners.

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

PRODUCTS

PLATINUM  PLUS (R) PLATINUM  FUEL  CATALYSTS  (PFCs)

     The Company has developed a family of fuel additives using precious metals (primarily platinum) in minute concentrations in the fuel. Platinum is well known to be one of the best combustion catalysts. The synergy of platinum and cerium is also well known and used in catalysts for gasoline engines as well as oxidizers for diesel engines. As a catalyst in the fuel, platinum-cerium bimetallic is even more effective, at very low addition rates of 4 ppm to 8 ppm of total metal, than cerium or other metallic additives at 20ppm to 100ppm.

     The platinum and cerium are in the form of organo-metallic compounds, which are soluble in diesel fuel where they are stable and mix easily.

PLATINUM  PLUS  IN  THE  ENGINE

     Platinum and cerium form a mixed oxide during the combustion of the fuel. This mixed oxide deposits on the metal surfaces of the engine and catalytically improves combustion especially in the late stages. The results of improved combustion are:

     -    Improved  fuel  economy  (2-8%)
     -    Reduced  engine  emissions

     Research shows that the above improvements build up over time. A test showed that after 1,000 hours 96% of the platinum was being retained in the engine.

PLATINUM  PLUS  FOR  FUEL  ECONOMY

     Tests at an engine manufacturer in 1997 on a 5.9-liter engine fitted with exhaust gas recirculation (EGR) showed 8% fuel economy improvement after 200 hours running on "additive fuel". Tests at Southwest Research Institute in 1998 on a Detroit Diesel Series 60 engine measured 4% to 5.5% fuel economy improvement after 60 hours of treatment.

     The company is conducting a number of fleet trials during the test-marketing phase. Results from six fleets show fuel economy benefits ranging from 3-5% and even as high as 10%, which supports the up to 8% benefit found in engine bench test programs.

     The fuel economy product is expected to show savings of two to three times its cost depending on prices of fuel (which vary widely around the world and from time to time) and the method of distribution.

PLATINUM  PLUS  FOR  EMISSIONS  REDUCTIONS

     Used alone the PFC additive has shown the ability to reduce particulate emissions by 10 - 30% as well as providing reductions in HC, CO and NOx. Tests at SwRI demonstrated a 26% reduction in particulate emissions when running fuel treated with the PFC. Several large power generation diesels in the State of Maine using the PFC on a commercial basis reported particulate reduction of 29% using treated fuel and an average of 45% particulate reduction and 15% NOx reduction when using the PFC with engine modifications. The Company is conducting tests to support the rise of fuel treated with the PFC for emissions credits under the EPA voluntary retrofit/rebuild program.

PLATINUM  PLUS  WITH  NEW  ENGINES  AND  DIESEL  OXIDIZER  CATALYSTS  (DOCS)

     For the year 2001and thereafter, many new low emission engines will employ Exhaust Gas Recirculation (EGR-see above) to reduce NOx. Alone this technology increases PM emissions and fuel consumption.

     The PM emissions from such systems have dry soot (low SOF high carbon content). Oxidizers (DOCs) have low effectiveness on this dry soot. Tests show that Platinum Plus is particularly effective on engines, which are tuned for low NOx by improving fuel efficiency, and reducing engine out emissions. Platinum Plus is compatible with and improves performance of oxidizers. Research also shows that the platinum-cerium bimetallic catalyst is effective at oxidizing the carbon content as well as the soluble organic fraction (SOF) of the soot and therefore enhances the general performance of engine equipment with DOC's. In one test at Southwest Research Institute overall particulate reduction increased from 29% to 43% using the PFC and DOC while still reducing fuel consumption.

PLATINUM  PLUS  WITH  DIESEL  PARTICULATE  FILTERS  (DPFS)

     The platinum-cerium additive oxidizes the soot that collects on the filter. The challenge is to oxidize the soot at the lowest possible temperature with the minimum amount of metal additive, because excess metal additive deposits on the filter, such as ash, reduce the useful life of the filter and add to back pressure which in turn increases fuel consumption. The platinum-cerium additive reduces the temperature at which the soot oxidizes (regeneration temperature) by 200 to 250 C. This is 50 to 100 C lower than other metals. At the same time it improves fuel economy and reduces emission of Carbon Monoxide (CO), Hydrocarbons (HC) and NOx.

     The dose rate of the platinum-cerium additive delivers a metal content of 4ppm to 8ppm of metal in the fuel compared to 25ppm to 100ppm for other metals. The ultra low dose rate of the platinum-cerium additive gives a major reduction of ash accumulation in the filters and extends the useful life of the filter.

PLATINUM  PLUS  AND  NEW  FUELS

     Platinum Plus has been shown to be effective with both current fuels (500ppm Sulfur) and lower sulfur fuels. Sulfur does not inhibit the catalytic action of Platinum Plus nor is there a significant increase in sulfur emissions. Low sulfur fuel is not required for use with Platinum Plus.

     Tests at SwRI on a modern heavy-duty diesel engine using 368ppm sulfur fuel and a Corning particulate filter demonstrated emission levels lower than an identical compressed natural gas (CNG) engine certified to CARB's standards.

              12.7 liter Diesel Engine with DPF
              EGR and Platinum Plus 368ppm Sulfur          12.7 liter CNG Engine


                                   (gm/bhp-hr)                  (gm/bhp-hr)
                                  -------------                --------------
                       NOx          2.31                          2.0
                       HC           0.15                          0.8
                       PM           0.009                         0.02

MARKETS  FOR  PLATINUM  PLUS

     Following receipt of registration for Platinum Plus from the US EPA in December 1999 (see "Health Effects"below), the Company started test marketing its product through diesel fuel distributors and fleets and is in discussion with potential licensees and additive marketing companies to distribute the product both in the US and Europe. Field trials are currently in progress in the USA, Europe, Taiwan, Hong Kong and China.

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

ARIS  2000  -  ADVANCED  REAGENT  INJECTION  SYSTEM FOR UREA SCR (NOX REDUCTION)

     The Company identified a market opportunity for SCR systems for use with stationary diesel engines used primarily for power generation. The ARIS 2000 is a single fluid injection and metering system complete with an electronic control unit. The Company completed prototype testing of the ARIS 2000 system for stationary diesels in 1999 and started sales of commercial systems for evaluation programs to catalysts companies and engine companies.

     The evaluation programs have demonstrated that using the ARIS 2000 system, NOx reduction of 90% and more can be achieved on steady state conditions with 85% on transient conditions.

ARIS  2000  -  FOR  STATIONARY  DIESELS

     The Company decided that the most effective way to commercialize its ARIS 2000 technology was to license the technology and the related technologies for NOx reduction. In February 2000, the Company completed an agreement with the RJM Corporation, in Ridgefield, Connecticut to license the exclusive marketing rights for the ARIS 2000 in North, Central and South America for stationary, railroad and marine applications. The Company transferred its ARIS 2000 inventory and two technical staff members to RJM Corporation as part of the agreement. The Company has also entered into an agreement with Mitsui & Co. Ltd, under which Mitsui has an option for the exclusive rights for the ARIS 2000 technology for Japan.

     The Company has retained the right to market and license the ARIS 2000 for stationary use in Europe, Asia and Africa. The Company is seeking licensees for those territories.


ARIS  2000  FOR  MOBILE  DIESELS

     The Company has retained worldwide rights to the ARIS 2000 for mobile applications. The ARIS 2000 was designed to be adaptable to automotive use and to use automotive components. Mobile prototypes of the ARIS 2000 have been made and installed on test vehicles. The Company is actively marketing the technology for license. Patents offered for license are:

     US Patent No. 5,975,475 - A fundamental concept patent of a return flow injection system, which provides cooling of the injector and a solenoid actuated injector, which precisely meters the flow of urea into the exhaust gas. No compressed air is required.

     US Patent No. 5,968,464 provides additional enhancement by converting aqueous urea to ammonia within a pyrolysis chamber to assist decomposition.

     US Patent No. 5,924,280 combines use of exhaust gas recirculation (EGR) with urea SCR and combines the use of a diesel particulate filter with SCR for simultaneous particulate and NOx control. Tests have shown such a system demonstrates 85% NOx and 90% particulate reduction.

     US Patent No. 5,809,775 covers the use of a solid reagent system for generating ammonia.

     A pending patent covers conversion of urea to ammonia for injection into diesel exhaust.

EMULSION  TECHNOLOGY  FOR  NOX  AND  PARTICULATES

     The Company is offering for license its LOE-NOx (TM) diesel fuel water emulsion technology and its enhanced emulsion technology which expands on the use of emulsion to carry urea or ammonia based reagents. These technologies provide low cost NOx reduction of 15-30% for diesel engines.

     US Patent No. 5,404,841, 5584,694, and 5,535,708 cover emulsions containing NOx reduction reagents where the water reduces peak flame temperature and protects the reagent.

     US Patent No 5,809,774 provides a means to emulsify urea solution with diesel fuel at a dispensing pump and separate it "on board" a vehicle so that the urea can be separately injected into exhaust gas. This avoids loading urea as a second operation.

PLATINUM  PLUS  FOR  GASOLINE

     The Company has developed a platinum/rhodium based gasoline fuel additive that has been demonstrated to rejuvenate the performance of aged catalytic converters. This product was previously test marketed in Europe and the Company is seeking a partner to complete development and commercialization of this product. Use of such a product in the U.S. will require registration with the EPA under fuel additive registration requirements. To date the Company has not found a partner willing to fund the development and registration testing in the U.S.

HEALTH  EFFECTS  AND  REGISTRATION  OF  ADDITIVES

     Metallic additives have come under scrutiny for their possible effects on health. The Company registered its platinum additive in 1997 in both the US and United Kingdom. The platinum - cerium bimetallic additive required further registration in the US and that process involved a 1,000-hour engine test and extensive emission measurements and analysis. The registration was completed in 1999 and issued in December 1999.

     Germany, Austria and Switzerland have set up a protocol (VERT) for approving diesel particulate filters and additive systems used with them. The Company completed the required tests under the VERT protocol in 2000 and in January 2001, the Swiss authority BUWAL approved the Platinum Plus fuel additive for use with a filter.

     Engine tests show that the amount of platinum emitted from the use of Platinum Plus is roughly equivalent to platinum attrition from automotive catalytic converters.

     In December 1996 the United Kingdom Ministry of Health's Committee on Toxicity reviewed the product and all the data submitted by the Company and in its response stated "The Committee is satisfied that the platinum emission from vehicles would not be in an allergenic form and that the concentrations are well below those known to cause human toxicity." In 1997 Radian Associates reviewed the Company's data and the literature on platinum health effects and concluded, "the use of Clean Diesel Technologies Platinum containing diesel fuel additive is not expected to have a adverse health effect on the population under the condition reviewed." Radian also concluded that emissions of platinum from the additive had a margin of safety ranging from 2,000 to 2,000,000.

SOURCES  OF  SUPPLY

     The Company has outsourcing arrangements with two companies in the precious metal refining industry and may make arrangements with others. The Company has made the product itself in the past but considers outsourcing to a precious metal refinery to be more cost effective. The Company has established several sources of cerium to use in its bimetallic diesel additive.

RESEARCH  AND  DEVELOPMENT

     During 2000 the Company employed 3 individuals, including two executive officers, in engineering and product development. During the years ended December 31, 2000, 1999, and 1998, the Company's research and development expenses exclusive of patent costs totaled approximately $534,000, $827,000, and $1,009,000, respectively. The Company expenses all development costs as incurred.

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

EMPLOYEES

     The Company has six full-time employees. In addition, one executive officer of Fuel Tech provides management, and legal services for the Company pursuant to a Management and Services Agreement between Fuel Tech and the Company on an as-needed basis. The Company also retains two outside technical consultants on specific projects related to platinum, engines and NOx reduction and retains several outside marketing agents.

     The Company enjoys good relations with its employees and is not a party to any labor management agreements.

RISK  FACTORS  OF  THE  BUSINESS

     Investors in the Company should be mindful of the following risk factors relative to the Company's business:

LIQUIDITY  -  GOING  CONCERN  &  CONTINUING  OPERATING  LOSSES

     Prior to 2000, the Company was a development stage business and has incurred losses since inception totaling $18,279,000 (excluding the effect of non-cash preferred stock dividends). At the date of this report, the Company has cash resources estimated to be sufficient for its needs through June 2001. See the text below under the captions "Liquidity and Sources of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Report of Independent Auditors" in Item 8, "Financial Statements." Accordingly, at December 31, 2000, there is substantial doubt as to the Company's ability to continue as a going concern.

     The Company has had minimal revenues through December 31, 2000. The Company expects to continue to incur operating losses at least through 2001. There can be no assurance that the Company will achieve or sustain significant revenues or profitability in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

COMPETITION

     Competition in the diesel fuel additive market is from other additive suppliers, supplying other metallic additives. The Company competes on the basis of effectiveness, price, proprietary technology, and ease of use of the PFCs.

     Competition in the NOx control market is from other suppliers of reagent-based post-combustion NOx control systems including large, well-established catalyst and engine manufacturing companies. The Company has proprietary technology.

NEED  FOR  REGISTRATION

     The Company needs to comply with registration requirements for each territory in which it sells its products. The Company received its registration from USEPA under Tier 1 of 211(b) registration for its platinum - cerium additive in December 1999. It can sell the product with its current registration status, which provides for pass through rights for the additive companies to use the product without further registration. However, there are provisions in the Act under which EPA could require further testing. The EPA has not exercised these powers yet for any additive. In Europe the Company has registered in Switzerland and is registering in Germany. Further testing could be needed in these or other territories.

NO  ASSURANCES  OF  ADDITIONAL  FUNDING

     The Company is seeking additional funding in the form of a private offering of additional shares of the Company's equity securities. Any offering of such securities may result in dilution to the stockholders of the Company. The ability of the Company to consummate financing will depend on the status of the Company's marketing programs, and field trials, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available when needed, or on terms acceptable to the Company. In the event that the Company is unable to raise additional funds, the Company may be required to delay, scale back, or severely curtail its operations or otherwise impede its ongoing commercialization, which could have a material adverse effect on the Company's business, operating results, financial condition and long-term prospects. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

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

RELATIONSHIP  WITH  FUEL  TECH;  CONFLICTS  OF  INTEREST

     Directors and officers of Fuel Tech and its subsidiaries are also directors and officers of the Company, and Fuel Tech as the Company's largest stockholder, is in a position involving the possibility of conflicts of interest with respect to transactions concerning the Company. The Company currently has one director independent of Fuel Tech. See Item 13, "Certain Relationships and Related Transactions."

UNCERTAINTY  OF  MARKET  ACCEPTANCE

     The commercial success of the Company's products will depend upon acceptance by the fuel additive, oil, and engine industries, and acceptance by governmental regulatory bodies. This market acceptance will in turn depend upon competitive developments and the Company's ability to demonstrate the efficiency, cost effectiveness, safety, and ease of use of the PFCs and NOx control products of the Company. The failure by the Company to receive market acceptance for the PFCs and NOx control products would have an adverse effect on the Company's business, operating results and financial condition. See "Products and Markets" in Item 1, "Business."

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

FACILITIES

     The Company has leased for administrative purposes 2,900 square feet of office space at 300 Atlantic Street, Stamford, Connecticut. The Company has a signed a lease extension for the period March 1, 1999, through February 28, 2002, with the possibility of early termination. The annual base rent under the lease extension is $81,200.

PATENTS  AND  TECHNOLOGY  ASSIGNMENTS

     The Company's technology is comprised of patents, patent applications, trade or service marks, data, and know-how. This technology was acquired by assignment from Fuel Tech or developed internally. The assignment agreement provides for running royalties of 2.5% of gross revenues derived from the sale of the PFCs, commencing in 1998 and terminating in 2008. The Company may at any time terminate this royalty obligation by payment to Fuel Tech of amounts in 2001 of $8.7 million and declining annually to $1.1 million in 2008. The Company as owner maintains the technology at its expense.

     During 2000, the Company filed 4 additional US patent applications and 1 international patent application. The Company now has a total of 23 US patents granted and 66 international patents. There are currently 8 US patent applications pending and 65 international applications pending. These patents and patent applications cover the means of controlling the four principal emissions from diesel engines (NOx, particulates, CO, and HC).

ITEM  3.     LEGAL  PROCEEDINGS

          The  Company  is  not  involved  in  any  legal  proceedings.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          By executing forms of written consent effective November 22, 2000, the holders of the Company's Series A Convertible Preferred Stock (the "Series A Stock") by the affirmative vote of 11,803 or 88% of the then outstanding Series A Stock, approved of an amendment of the Certificate of Designation for the Series A Stock increasing the authorized number of shares of Series A Stock from 15,000 to 20,000. No consents were voted against the proposal and no consents abstained.


PART  II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

COMMON  STOCK

     The Company's shares are traded in the US in the over-the-counter market. Reports of transactions of the Company's shares are available on the OTC Electronic Bulletin Board (Symbol CDTI). At March 2, 2001 there are 126 registered holders and approximately 467 beneficial holders of Common Stock.

     No dividends have been paid on the Company's Common Stock and the Company does not intend to pay dividends on these shares in the foreseeable future. Furthermore, while the Company does not have an intention to pay dividends, its ability to pay dividends would be restricted by the dividend requirements of the Series A Convertible Preferred Stock (the "Series A Preferred Stock").


STOCK PRICE DATE:                HIGH         LOW
-----------------                ----         ---
1st Quarter 1999 . . . . . . .  1  3/32        5/8
2nd Quarter 1999 . . . . . . .    15/16       11/16
3rd Quarter 1999 . . . . . . .  4  1/8         7/8
4th Quarter 1999 . . . . . . .  3  7/8      1  1/4

1st Quarter 2000 . . . . . . .  3  3/4      1  5/8
2nd Quarter 2000 . . . . . . .  2 10/16     1  1/4
3rd Quarter 2000 . . . . . . .  2  1/2      1  5/8
4th Quarter 2000 . . . . . . .  2 1/16        13/16

SALES  AND  USES  OF  UNREGISTERED  SECURITIES  DURING  THE  PERIOD

     Pursuant to a Regulation S exemption with respect to an offshore placement and a Sec.4 (2) private placement exemption under the Securities Act of 1933
(the "Act"), the Company sold, effective April 28, 2000, 1,362 shares of its Series A Convertible Preferred Stock. The price of the Series A Preferred Stock was $750 per share. Each share of Series A Preferred Stock is convertible into
333.33 shares of the Company's Common Stock and pays dividends, in cash, of 9% or, in kind, of additional shares of Series A Preferred Stock, of 11% of the liquidation value. The directors have elected to pay dividends in kind. The proceeds of the Series A Preferred Stock issuance of approximately $1.021 million will be used for general corporate purposes of the Company. There are, as of the date of this report, 64 beneficial holders of the Series A Preferred Stock. See also the text under the caption "Liquidity and Sources of Capital" in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Additional information relating to the terms and conditions of the Series A Preferred Stock is contained in the Company's Form 10-Q for the quarter ending June 30, 2000 and is incorporated by reference herein.

Also pursuant to Regulation S and Sec.4 (2) exemptions from registration under the Act, the Company, under a Loan Facility Agreement effective November 14, 2000, issued to private lenders $500,000 of its Senior Promissory Notes and Warrants to purchase 75,000 shares of Company Common Stock.

ITEM  6.     SELECTED  FINANCIAL  DATA

     The Company was incorporated on January 19, 1994, as a wholly owned subsidiary of Fuel Tech. Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock, with Fuel Tech retaining a 27.6% ownership interest in the Company. In 2000 and 1999, the Company obtained $1.021 million and $1.70 million of proceeds, respectively, through private placement sale of shares of its Series A Convertible Preferred Stock (the "Series A Preferred Stock"). As a participant in these financings, Fuel Tech owns 2,804 shares of the Company's Series A Preferred Stock, and along with its approximately 689,000 shares of the Company's Common Stock, has an approximate 21.6% interest in the Company, on a fully converted basis, at December 31, 2000.

     As discussed elsewhere herein, prior to December 1999, the Company was a development stage business. Selected financial data of the Company for the years ended December 31 are as follows:

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                               -----------------------------------------

                                                 2000    1999    1998     1997    1996
                                               -------  -------  ------  -------  -------
STATEMENTS OF OPERATIONS DATA                    (in thousands, except per share data)

Product Revenue                                $  199   $  142   $   46  $  199   $   --
License and Royalty Revenue                       383
                                               -------  -------  ------  -------  -------
Total Revenues                                    582      142       46     199       --
Costs and expenses:
Cost of sales                                     133       81       29     132       --
General and administrative                      1,799    1,585    1,515   1,730    1,842
Research and development                          534      827    1,009   1,985    1,747
Patent filing and maintenance                     152      134      156     237      223
                                               -------  -------  ------  -------  -------
Loss from operations                           $2,036   $2,485   $2,663  $3,885   $3,812
Interest (income) expense, net                    (35)     (44)      57    (121)    (323)
Cost of withdrawn Rights Offering                  --       --      264      --       --
                                               -------  -------  ------  -------  -------
Net loss before preferred dividends             2,001    2,441    2,984   3,764    3,489

Preferred Stock Dividend (non-cash)               712      393       --      --       --
One-time imputed non-cash preferred dividend       --    1,750       --      --       --
                                               -------  -------  ------  -------  -------

Net loss attributable to common stockholders   $2,713   $4,584   $2,984  $3,764   $3,489
                                               ======  ========  ======  =======  =======

Basic and diluted loss per common share        $ 1.03   $ 1.77   $ 1.19  $ 1.50   $ 1.40

Weighted-average shares outstanding             2,631    2,594    2,517   2,517    2,500

Cash dividends paid                            $ 0.00   $ 0.00   $ 0.00  $ 0.00   $ 0.00

                                               DECEMBER 31,
                                ---------------------------------------
                                  2000    1999    1998    1997    1996
                                -------  ------  ------  ------  ------
BALANCE SHEET DATA                           (in thousands)

Current assets                  $  965   $1,311  $1,940  $1,682  $5,595
Total assets                     1,057    1,346   1,985   1,750   5,677
Current liabilities                400      494     686     894   1,486
Long-term liabilities              808      196      --     395      --
Working capital                    565      852   1,254     788   4,109
Stockholders' equity (deficit)    (151)     656   1,299     461   4,191


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In prior years, the Company was a development stage enterprise and its efforts were devoted to the research, development, and commercialization of Platinum Fuel Catalysts and nitrogen oxide reduction technologies to reduce emissions from diesel engines. During 1999, the Company received its EPA registration for its platinum - cerium product and completed its first commercial sales, accordingly, in the opinion of management, the Company was no longer a development stage enterprise.

RESULTS  OF  OPERATIONS
2000  VERSUS  1999

     Sales and Cost of sales were $582,000 and $133,000, respectively, in 2000 versus $142,000 and $81,000, respectively, in 1999. The 2000 sales consist of Platinum Plus sales and license revenue, ARIS 2000 license revenue and royalties and ARIS 2000 system sales.

     The Company has received its EPA registration of the platinum-cerium additive. Field trials of the platinum-cerium additive started in 1999 and have continued in 2000. In 2000, sales of the platinum - cerium additive and license revenue, totaled $115,000 and $77,000 respectively. Based on initial trial results, ongoing revenues from sales of its Platinum Plus additives are expected from sales to fleets and aftermarket products and in later years to engine manufacturers for inclusion with an "onboard dosing" system on new vehicles.

     The Company identified a market opportunity for urea selective catalytic reduction (SCR) systems for use with stationary diesel engines primarily for power generation. The ARIS 2000 is a single fluid injection and metering system complete with an electronic control unit that can be integrated with engine electronic and diagnostic systems. The Company has licensed the ARIS 2000 system for stationary diesel engines in North, South and Central America to the RJM Corporation and completed a limited license with Mitsui for Japan. Total sales of systems and license and royalties of the ARIS 2000 in 2000 was $84,000 and $306,000 respectively. The company and its licensee have sold and installed 26 systems. The Company believes that the ARIS 2000 NOx reduction system has applications for both stationary engines and mobile engines. While the ARIS 2000 for stationary use is being sold commercially, the ARIS system for mobile applications needs further development from the present prototype stage. The Company believes that the ARIS 2000 system can most effectively be commercialized through licensing several companies with a related business in these markets. The Company is actively seeking to license the mobile technology and the stationary technology in Europe and Asia.

     General and administrative expenses increased to $1,799,000 in 2000 from $1,585,000 in 1999. The increase is primarily the result of increased marketing expense related to the commercialization of Platinum Plus. Research and development expenses decreased to $534,000 in 2000 from $827,000 in 1999. The continued reduction in 2000 is due to the shift in focus from research and development to commercialization.

     Patent filing and maintenance expenses increased slightly to $152,000 in 2000 versus $134,000 in 1999. The increase is due in part to maintaining the patents and filing new applications. Interest income decreased slightly to $38,000 in 2000 from $46,000 in 1999. Interest expense increased to $3,000 in 2000 from $2,000 in 1999 due to interest expenses associated with the Director's and Officer's Insurance Policy, which is financed.

     In 2000, the Company recorded $712,000 of in kind preferred stock dividends on its Series A Preferred Stock. In 1999, the Company recorded $393,000 of in kind preferred stock dividends on its Series A Preferred Stock. In addition, a one-time non-cash charge reflected as a preferred stock dividend of $1.75 million was recognized for the difference between the conversion price of the Preferred Stock and the quoted market price of the Company's common stock at the date of issuance. (See Footnote 2, "Significant Accounting Policies" to the accompanying financial statements).

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

     The Company has received its EPA registration of the platinum-cerium additive. Field trials of the platinum-cerium additive started in the first quarter of 1999. Sales of the platinum - cerium additive totaled $34,000 in 1999. Based on trials that were completed in 1999, commercial revenues from sales of its Platinum Plus additives are initially expected from sales to fleets and aftermarket products and in later years to engine manufacturers for inclusion with an "onboard dosing" system on new vehicles.

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

     In 1999, the Company recorded $393,000 of in kind preferred stock dividends on its Series A Preferred Stock. In addition, a one-time non-cash charge reflected as a preferred stock dividend of $1.75 million was recognized for the difference between conversion price of the Preferred Stock and the quoted market price of the Company's common stock at the date of issuance. (See Footnote 2, "Significant Accounting Policies" to the accompanying financial statements).

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

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     Prior to 2000, the Company was primarily engaged in research & development and has incurred losses since inception aggregating $18,279,000 (excluding the effect of the preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although the Company started selling limited quantities of product in 1997, sales to date have been insufficient to cover operating expenses, and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

     In December 1995, the Company raised approximately $10.5 million, net of offering expenses and broker-dealer commissions through the 1995 Rights Offering of its shares by Fuel Tech. The Company then repaid Fuel Tech approximately $2.3 million in inter-company loans. On February 17, 1998, Fuel Tech agreed to provide the Company with up to $500,000 in order to fund its cash requirements until such time as the Company obtained the long-term financing it was seeking. On May 20, 1998, the $500,000 commitment was converted into a bridge loan (the "Bridge Loan"). The Bridge Loan stipulated an automatic conversion into shares of Preferred Stock upon the conclusion of a public or private financing that contributed a minimum of $1.75 million of additional net proceeds to the Company. In mid-1998, the Company also received an additional $900,000 of financing under the same Bridge Loan (having the same terms and conditions) from outside investors. As more fully described below, in November 1998, the Bridge Loan automatically converted into 2,800 shares of Series A Preferred Stock.

     In 1997, the Company repaid $250,000 of a $745,000 promissory demand note with Fuel Tech and restructured the remaining amount into a $495,000 promissory note (the "Term Note") with Platinum Plus, Inc. ("Platinum Plus"), a wholly owned subsidiary of Fuel Tech. See below for further information concerning the exchange of the Term Note for shares of the Company's Preferred Stock.

     In November 1998, the Company obtained approximately $1.85 million in net proceeds against the issuance of 3,753 shares of Preferred Stock through a private placement. As the Company received net proceeds in excess of the $1.75 million minimum, and in accordance with the terms of the Bridge Loan agreement, the $1.4 million Bridge Loan, mentioned above, converted into 2,800 shares of Preferred Stock. Additionally, in an effort to retain its approximate 27% interest in the Company (assuming conversion of the Preferred Stock into the Company's Common Shares), Fuel Tech elected to exchange its $495,000 Term Note, and $20,000 of associated accrued interest from its Bridge Loan and Term Note, for 1,029 shares of Preferred Stock. As a result, Fuel Tech owned 2,029 shares of the Company's Preferred Stock at December 31, 1998. These shares plus the 1999 and 2000 quarterly dividends and Fuel Tech's participation in the April
2000 preferred private placement, if converted, along with its Common Stock ownership would give Fuel Tech an approximate 21.6% interest in the Company on a fully converted basis at December 31, 2000.

     In August/September 1999, the Company received gross proceeds of $1.75 million, excluding expenses of $29,000, from private investors against the issuance of an additional 3,500 shares of Preferred Stock. In April 2000, the Company completed a $1.021 million private placement offering of 1,362 Preferred shares, excluding $13,833 of expenses. Therefore, the Company had 13,218 shares of Preferred Stock issued and outstanding at December 31, 2000, versus 11,082 shares at December 31, 1999. As a result of the 2000 quarterly dividends, the Company had an additional 1,424 shares of Preferred Stock issuable upon demand. At December 31, 2000, the Company had a total of 14,642 issuable shares of Preferred Stock, which are convertible into approximately 4.9 million shares of the Company's Common Stock, ($0.05 par convertible at a rate of 1:333.33).

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

     In June 2000, the Company received a $160,000 payment from Mitsui & Co. Ltd for a short-term exclusive license for Platinum Plus fuel borne catalyst and ARIS 2000 diesel emission reduction technologies. In addition to the exclusive license, Mitsui & Co. received an ARIS 2000 system, Platinum Plus product and diesel emissions consulting services from CDT. The Company recognized sales revenues for these products when they shipped and the license revenue was prorated over the six-month license period.

     Effective as of October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its Platinum Fuel Catalyst ("PFC") technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFCs, commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $8,727,273 in 2001 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date no royalties have been paid to Fuel Tech.

     For the years ended 2000, 1999, and 1998, the Company used cash of $1,872,000, $2,518,000, and $2,849,000, respectively, in operating activities.

     At December 31, 2000, and December 31, 1999, the Company had cash and cash equivalents of $541,000 and $892,000, respectively. The decrease in cash and cash equivalents in 2000 was the result of the Company's use of its resources to fund operations in 2000, partially offset by the funds raised in the second and fourth quarter of 2000. Working capital decreased to $565,000 at December 31, 2000, from $852,000 at December 31, 1999. The Company anticipates incurring additional losses through at least 2001 as it further pursues its commercialization efforts.

     As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In management's opinion, the Company's cash balance at December 31, 2000, together with the remaining $500,000 line of credit will be sufficient to fund the Company's operations through June 2001. The Company will require additional capital to fund its operations. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies. Accordingly, at December 31, 2000, there is substantial doubt as to the Company's ability to continue as a going concern. See "Liquidity Going Concern" elsewhere herein for additional information.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, the Company is not subject to any significant market risk exposure. See "Risk Factors of the Business - Platinum Price" in Item 1, "Business."

ITEM  8.  FINANCIAL STATEMENTS


                         Report of Independent Auditors



The Board of Directors and Stockholders
Clean Diesel Technologies, Inc.

     We have audited the accompanying balance sheets of Clean Diesel Technologies, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that Clean Diesel Technologies, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a deficit in stockholders equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                                           /S/ ERNST & YOUNG LLP


Stamford, Connecticut
March 14, 2001

CLEAN  DIESEL  TECHNOLOGIES,  INC.
BALANCE  SHEETS                                           (IN THOUSANDS EXCEPT SHARE DATA)

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        2000       1999
                                                                      ---------  ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $    541   $    892
Accounts Receivable                                                         50         46
Inventories                                                                287        321
Other current assets                                                        87         52
                                                                      ---------  ---------
TOTAL CURRENT ASSETS                                                       965      1,311
Other assets                                                                92         35
                                                                      ---------  ---------
TOTAL ASSETS                                                          $  1,057   $  1,346
                                                                      =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                 $    400   $    494
                                                                      ---------  ---------
      TOTAL CURRENT LIABILITIES                                            400        494

Notes Payable                                                              500
Deferred Compensation and Pension Benefits                                 308        196
                                                                      ---------  ---------
     TOTAL LONG TERM LIABILITIES                                           808        196


STOCKHOLDERS' EQUITY(DEFICIT):
Preferred Stock, par value $0.05 per share,
    authorized 80,000 and 85,000 shares,
    no shares issued and outstanding
Series A Convertible Preferred Stock, par value $0.05 per share,
    $500 per share liquidation preference, authorized 20,000 and
    15,000 shares, issued and outstanding 13,218 and 11,082 shares, involuntary liquidation value $7,321,000 (includes unissued
dividend shares of 1,424) and $5,934,000.                                    1          1
Common Stock, par value $0.05 per share, authorized
    15,000,000 shares, issued and outstanding 2,660,611
    And 2,594,456 shares                                                   133        130
Additional paid-in capital                                              20,849     18,946
Accumulated Deficit                                                    (21,134)   (18,421)
                                                                      ---------  ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (151)       656
                                                                      ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $  1,057   $  1,346
                                                                      =========  =========

See  accompanying  notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS               (IN THOUSANDS EXCEPT PER SHARE DATA)


                                             FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                                2000     1999     1998
                                               -------  -------  -------
Product revenue                                $  199   $  142   $   46
License and royalty revenue                       383
                                               -------  -------  -------
Total revenue                                     582      142       46

Costs and expenses:
Cost of sales                                     133       81       29
General and administrative                      1,799    1,585    1,515
Research and development                          534      827    1,009
Patent filing and maintenance                     152      134      156
                                               -------  -------  -------

Loss from operations                            2,036    2,485    2,663
Interest income                                   (38)     (46)     (41)
Interest expense                                    3        2       98
Cost of withdrawn rights offering                  --       --      264
                                               -------  -------  -------

Net loss before preferred stock dividends       2,001    2,441    2,984
Preferred stock dividends (non-cash)              712      393       --
One-time imputed non-cash preferred dividend       --    1,750       --
                                               -------  -------  -------

Net loss attributable to common stockholders    2,713   $4,584   $2,984
                                               =======  =======  =======

BASIC AND DILUTED LOSS PER
     COMMON SHARE                              $ 1.03   $ 1.77   $ 1.19
                                               =======  =======  =======

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                         2,631    2,594    2,517
                                               =======  =======  =======

See  accompanying  notes.

CLEAN  DIESEL  TECHNOLOGIES,  INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)                                           (IN THOUSANDS)


                                     Series A Convertible                                           Total
                                       Preferred Stock   Common Stock  Additional  Accumulated   Stockholders'
                                       ---------------   ------------    Paid-In    Deficit         Equity
                                       Shares  Amount   Shares  Amount   Capital     Stage         (Deficit)
                                       ------  -------  ------  -------  --------  ----------  ----------------

BALANCE AT DECEMBER 31, 1997               --       --   2,517      126    11,188    (10,853)              461
Net loss for year                          --       --      --       --        --     (2,984)           (2,984)
Sale of Series A Preferred Stock          7.6        1      --       --     3,790         --             3,791
Stock options exercised                    --       --      27        1        30         --                31
                                       ------  -------  ------  -------  --------  ----------  ----------------

BALANCE AT DECEMBER 31, 1998              7.6        1   2,544      127    15,008    (13,837)            1,299
Net loss for year                          --       --      --       --               (2,441)           (2,441)
Sale of Series A Preferred Stock          3.5       --      --       --     1,750         --             1,750
Stock options exercised                    --       --      12        1         4         --                 5
Payment of director's fees in
common stock                               --       --      38        2        41         --                43
One-time preferred dividend                --       --      --       --     1,750     (1,750)               --
Declared but not issued preferred
     dividend                              --       --      --       --       393       (393)               --
                                       ------  -------  ------  -------  --------  ----------  ----------------

BALANCE AT DECEMBER 31, 1999             11.1  $     1   2,594  $   130  $ 18,946  $( 18,421)  $           656
Net loss for year                          --       --      --       --        --     (2,001)           (2,001)
Issuance of preferred stock dividends      .7       --      --       --        --         --    -           --
Sale of Series A Preferred Stock          1.4       --      --       --     1,021         --             1,021
Issuance of common stock warrants          --       --      --       --       122         --               122
Stock options exercised                    --       --      27        1         6         --                 7
Payment of director's  fees in
common stock                               --       --      39        2        42         --                44
Declared but not issued preferred
    dividend                               --       --      --       --       712       (712)               --
                                       ------  -------  ------  -------  --------  ----------  ----------------

BALANCE AT DECEMBER 31, 2000             13.2  $     1   2,660  $   133  $ 20,849  $ (21,134)  $          (151)
                                       ======  =======  ======  =======  ========  ==========  ================

See  accompanying  notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS  OF  CASH  FLOWS


                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                         2000      1999       1998
                                                       --------  --------  -----------
OPERATING ACTIVITIES                                          (IN THOUSANDS)

Net loss before preferred dividends                    $(2,001)  $(2,441)  $   (2,984)
Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation                                            10        18           26
    Deferred compensation                                   --        --           31
    Conversion of bridge loan and term note accrued
        interest into preferred stock                       --        --           20
    Compensatory stock warrant                              61        --           --
Changes in operating assets and liabilities:
    Account Receivable                                      (4)      (46)          --
    Inventories                                             34      (102)         (14)
    Other current assets                                   (35)        6          180
    Accounts payable and accrued expenses                   63        47         (108)
                                                       --------  --------  -----------

Net cash used in operating activities                   (1,872)   (2,518)      (2,849)
                                                       --------  --------  -----------

FINANCING ACTIVITIES
Proceeds from exercise of stock options                      7         5           --
Proceeds from term loans                                   500        --        1,400
Proceeds from issuance of preferred stock
                                                         1,021     1,750        1,876
                                                       --------  --------  -----------

Net cash provided from (used in) financing activities    1,528     1,755        3,276
                                                       --------  --------  -----------

INVESTING ACTIVITIES
Purchase of fixed assets                                    (7)       (8)          (3)
                                                       --------  --------  -----------
Net cash (used in) provided by investing activities         (7)       (8)          (3)
                                                       --------  --------  -----------
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                      (351)     (771)         424
Cash and cash equivalents at beginning of period           892     1,663        1,239
                                                       --------  --------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   541   $   892   $    1,663
                                                       ========  ========  ===========

Cash payments for interest to Fuel-Tech N.V.                --        --           41

NON-CASH ACTIVITIES
Preferred dividend                                         712       393           --
One-time imputed non-cash preferred dividend                --     1,750           --
Stock compensation to directors                             44        43           --
Conversion of bridge loan into Series A Convertible
    Preferred Stock                                         --        --        1,400
Conversion of loan from Fuel-Tech N.V. into
    Series A Convertible Preferred Stock                    --        --          495

See  accompanying  notes.

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

1.     ORGANIZATION

BUSINESS

     Clean Diesel Technologies, Inc. (the "Company") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). As more fully discussed in Note 4, effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock, and reduced its ownership in the Company's Common Stock to 27.6%. Fuel Tech currently holds a 21.6% interest in the Company.

     The Company is a pollution control company supplying fuel additives and proprietary systems that reduce harmful emissions from internal combustion engines while improving fuel economy. Prior to 2000 the Company was a development stage enterprise devoted to research, development, and commercialization of Platinum Fuel Catalysts (PFCs) and Nitrogen Oxide (NOx) reduction technologies for diesel engines. During December 1999, the Company received its EPA registration for its platinum - cerium product and recorded its first commercial sales. Accordingly, in the opinion of management the Company was no longer a development stage enterprise.

GOING  CONCERN

     The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     As more fully described elsewhere herein, the Company received net proceeds of approximately $1.021 million in 2000 and $1.75 million in 1999 through private placements of its Series A Preferred Stock to assist in the pursuit of its commercialization efforts. In addition during 2000 the company borrowed $500,000 of an available $1,000,000 term loan. The term loan has a 10% interest rate and the notes are due in full on May 14, 2002. The Company can draw down up to $1,000,000 in increments of a minimum of $200,000. The success of the Company's technologies' will depend upon the commercialization opportunities of the technologies and governmental regulations, and corresponding foreign and state agencies. The accomplishment of these objectives by the Company will require additional capital and there can be no assurance that such capital will be available.

     As a result of the Company's recurring operating losses ($18,279,000 since inception excluding non-cash preferred stock dividends), the Company has been unable to generate a positive cash flow. The Company will require additional capital in the future in order to fund its operations. The Company's current cash position, coupled with the remaining $500,000 term loan will not be sufficient to fund the Company's cash requirements. The Company is, however, actively seeking additional financing through a private placement and/or joint development agreements in order to fund its commercialization efforts. Without any further funding or revenues from sales, demonstration programs, or license fees, the Company expects to be able to fund operations through June 2001. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include reducing expenses and selling or licensing the Company's technologies. Accordingly, at December 31, 2000, there is substantial doubt as to the Company's ability to continue as a going concern.

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

CASH  AND  CASH  EQUIVALENTS  AND  FINANCIAL  INSTRUMENTS

     The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. At December 31, 2000, substantially all of the Company's cash and cash equivalents were on deposit with one financial institution. All financial instruments are reflected in the accompanying balance sheets at amounts that approximate fair market value.

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

INVENTORIES

     Inventories are stated at the lower of cost or market and consist of finished product. Cost is determined using the first-in, first-out (FIFO) method.

REVENUE  RECOGNITION

     The Company recognizes revenue from sales of Platinum Plus fuel borne catalyst and ARIS 2000 systems upon shipment.

     In February 2000, the Company completed a license agreement with the RJM Corporation for CDT's ARIS 2000 NOx control system for all stationary, marine and locomotive applications in North, Central, and South America. The Company received a $260,000 license payment in return for transferring the ARIS 2000 technology to the RJM Corporation. The company also received $100,000 from the RJM Corporation for all of the remaining ARIS 2000 inventory. The license payment is non-refundable and requires no ongoing services to be performed by CDT. Clean Diesel has the opportunity to earn up to an additional $1,000,000 in aggregate in license revenue on the first, second and third anniversaries of the license agreement based on prior years' ARIS 2000 sales performance.

     In June 2000, the Company received a $160,000 payment from Mitsui & Co. Ltd for a short-term exclusive license for Platinum Plus fuel borne catalyst and ARIS 2000 diesel emission reduction technologies. In addition to the exclusive license, Mitsui & Co. received an ARIS 2000 system, Platinum Plus product and diesel emissions consulting services from CDT. The Company recognized sales revenues for these products when they shipped and the license revenue was prorated over the six-month license period.

RESEARCH  AND  DEVELOPMENT  COSTS

     Costs relating to the research, development, and testing of products are charged to operations as they are incurred. These costs include test program costs, salaries and related costs, consultancy fees, materials, and certain testing equipment. The cost of patent filings and maintenance are also charged to operations as they are incurred. Included in accrued expenses at December 31, 2000 are liabilities for research and development at SwRI and VERT testing for $36,000 and $29,000 respectively and Patent legal expense of $44,000 to Ware, Fressola.

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

BASIC  AND  DILUTED  LOSS  PER  COMMON  SHARE

     Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings Per Share.

     During the third quarter of 1999 the Company issued 3,500 shares of Preferred Stock in exchange for $1.75 million, with each share being immediately convertible into 333.33 shares of the Company's Common Stock. The Company was actively marketing its Preferred Stock at a premium (i.e., the $1.50 conversion price was above the market price at the time of the solicitation) and did in fact receive commitments from European investors at a time when the stock price was below $1.50 per share. Subsequent to receiving the commitments but prior to receiving the funds, the price of the Company's stock increased to over $3 per share. In connection therewith, as required by the Financial Accounting Standards Board's Emerging Issues Task Force Statement 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingent Adjustable Conversion Ratios to Certain Convertible Instruments" the Company is required to record a one-time non-cash change for a preferred stock dividend of approximately $1.75 million resulting from the difference between the conversion price and the quoted market price of the Company's Common Stock as of the date of issuance. The $1.75 million one-time non-cash change for a preferred stock dividend has been recognized in the computation of a loss applicable to common stockholders as a charge against the accumulated deficit with a corresponding increase in additional paid-in capital. There is no actual dividend distribution to Series A Preferred stockholders. The

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

potentially dilutive Series A Convertible Preferred Stock Securities were not included in the diluted loss per share applicable to common stockholders as the effect would be anti-dilutive.

RECLASSIFICATION

     The Company has reclassified certain prior year amounts to conform with current year presentations.

3.   TAXATION

     The Company accounts for income taxes in accordance with the "liability method." Under this method, income tax provisions are based on income taxes currently payable. Those deferred because of temporary differences between the financial statements and tax basis of assets and liabilities.

     At December 31, 2000 and 1999, the Company had tax losses available for offset against future years' earnings of approximately $16.3 million and $14.4 million, respectively. Temporary differences were insignificant as of such dates. The Company has provided a full valuation allowance to reduce the related deferred tax asset to zero.

Approximately $0.9 million, $2.0 million, $3.2 million, $3.4 million, $3.0 million, $1.9 million and $1.9 million of the tax loss carry forwards expire in 2009, 2010, 2011, 2012, 2018, 2019 and 2020, respectively. The Company has not recognized any benefit from the aforementioned tax loss carry forwards. The Taxpayer Relief Act of 1997 modified the net operating loss provisions so that losses arising for tax years beginning after the effective date of the Act (August 5, 1997) would be eligible for carry forward for twenty years. Existing losses would still be subject to a 15 year carry forward period.

     Under the provisions of the United States Tax Reform Act of 1986, utilization of the Company's US federal tax loss carry forwards for the period prior to December 12, 1995 may be limited as a result of the ownership change in excess of 50% related to the 1995 Fuel Tech Rights Offering (see "Stockholders' Equity" below for further information). Losses subsequent to the aforementioned date may be limited due to cumulative ownership changes in any three year period.

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

     During 2000 and 1999, the Company received proceeds of $1.021 million and $1.75 million through private placements of 1,362 and 3,500 shares of its Series A Preferred Stock, respectively. In addition, in 1998 $1.4 million of bridge loans and $.5 million of term loans were converted into 2,800 and 1,029 shares of Series A Preferred Stock. During 2000 $712,000 (1,424 shares) of dividends were declared but unissued on the Series A Preferred Stock. At December 31, 2000, the Company has 13,218 shares of Series A Preferred Stock issued and outstanding.

     Each  share  of  the Company's Series A Preferred Stock is convertible into
333.33 shares of the Company's Common Stock, which is equivalent to $1.50 per Common Share. Preferred shareholders vote on all matters as if their shares were converted into Common Stock. In addition, the preferred shareholders elect two board members as a class. Assuming full conversion of the Series A Preferred Stock, the Company would have approximately 7.5 million shares of Common Stock outstanding, of which Fuel Tech would own approximately 1.6 million shares, or a 21.6% interest in the Company.

     Holders of the Company's Series A Preferred Stock are entitled to receive, when, as, and if declared by the Board of Directors of the Company out of funds of the Company legally available therefore, cash dividends at the annual rate of 9%. However, in lieu of making dividends in cash, the Company may elect to pay cumulative dividends in kind at the annual rate of 11%. Cash dividends and dividends in kind are each deemed "Preferred Dividends." Dividends payable to the holders of the Series A Preferred Stock are payable quarterly in arrears. It is presently anticipated that the Company will pay dividends on these shares in additional shares of Series A Preferred Stock, and that any earnings that the Company may realize in the

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

foreseeable future will be retained to finance the expansion of the Company. As of December 31, 2000, earned but undeclared dividends on the Series A Preferred Stock approximated $200,000.

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

     On April 30, 2000, the Company issued 39,490 shares of Common Stock to its Board of Directors in lieu of approximately $44,400 of Director's Fees pertaining to their services for the year ended December 31, 1999. The share price used represented the average of the Company's 1999-quarter end, high and low trading prices. Such Director's Fees had been accrued and charged to expense during 1999.

     On February 24, 1999, the Company issued 38,000 shares of Common Stock to its Board of Directors in lieu of approximately $43,000 of Director's Fees pertaining to their services for the year ended December 31, 1998. The share price used represented the average of the Company's 1998-quarter end, high and low trading prices. Such Director's Fees had been accrued and charged to expense during 1998.

5.   STOCK  OPTIONS  AND  WARRANTS

     The Company maintains a stock award plan, the 1994 Incentive Plan (the "Plan"). Under the Plan, awards may be granted to participants in the form of non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses, or other forms of share-based or non-share-based awards, or combinations thereof. The Company grants awards at fair market value on the date of grant with expiration dates typically ranging from seven to ten years. Participants in the Plan may be such of the Company's directors, officers, employees, consultants, and advisers (except consultants or advisers in capital-raising transactions) as the directors determine are key to the success of the Company's business. The Company includes 50%-owned subsidiaries or affiliates. In 1996, stockholders amended the Plan to increase from 10% to 12.5% the percentage of outstanding Common Shares of the Company used to determine the maximum number of awards to participants. In 1997, the percentage was further increased from 12.5% to 17.5%. Also, in 1999 the stockholders amended the Plan to extend the 17.5 % from not only the issued and outstanding Common Shares but also the Common Shares into which issued and outstanding convertible securities of the Company may be converted. In general, the policy of the Board was to grant stock options vesting in three equal portions on the first through third anniversaries of the grant date for grants prior to 1997, and in equal portions on the grant date and the first and second anniversaries of the grant date for grants awarded after 1997.

     If compensation expense for the Company's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have been increased to the pro forma amounts indicated below:

                                                        2000    1999    1998
                                                       ------  ------  ------
Net loss attributable to Common Stockholders (000's):
As reported                                            $2,713  $4,586  $2,984
Pro forma                                               3,077   4,680   3,157

Basic and diluted loss per common share:
As reported                                            $ 1.03  $ 1.77  $ 1.19
Pro forma                                                1.17    1.80    1.25

     In accordance with the provisions of SFAS No. 123, for purposes of the pro forma disclosures the estimated fair value of the options is amortized over the option vesting period. The application of the pro forma disclosures presented

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

above are not representative of the effects SFAS No. 123 may have on operating results and earnings (loss) per share in future years due to the timing of stock option grants and considering that options vest over a period of three years.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions:


                                       2000           1999         1998
                                      -------       -------      -------
     Expected dividend  yield           0.0%           0.0%        0.0%
     Risk-free interest rate           6.67%          5.72%       4.69%
     Expected volatility               99.7%         104.9%       92.4%
     Expected life of option          4 YEARS       4 years      4 years


     The following table presents a summary of the Company's stock option activity and related information for the years ended December 31:

                                   2000                        1999                         1998
                        ---------------------------  ---------------------------  ---------------------------
                        OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE
                        (000'S)    EXERCISE PRICE    (000'S)    EXERCISE PRICE    (000'S)    EXERCISE PRICE
                        ---------------------------  ---------------------------  ---------------------------
Outstanding, beginning
    of year                 760   $            2.48      440   $            3.41      365   $            3.77
Granted                     246                2.48      335                1.16       78                1.75
Exercised                   (27)                .24      (12)                .40       --                  --
Forfeited                    (5)               1.93       (3)                .90       (3)               2.00
                        ---------------------------  ---------------------------  ---------------------------
Outstanding, end
    of year                 974   $            2.54      760   $            2.48      440   $            3.41
                        ===========================  ===========================  ===========================
Exercisable, end
    of year                 744   $            2.72      537   $            2.98      340   $            3.47
Weighted-average
    fair value of
    options granted
    during the year               $           1 .78            $             .69            $            1.02

          The following table summarizes information about stock options outstanding at December 31, 2000:

                     OPTIONS  OUTSTANDING                            OPTIONS  EXERCISABLE
----------------------------------------------------------------  ----------------------------
                             WEIGHTED-AVERAGE
RANGE OF          NUMBER OF     REMAINING      WEIGHTED-AVERAGE   NUMBER OF  WEIGHTED-AVERAGE
EXERCISE PRICES    OPTIONS   CONTRACTUAL LIFE   EXERCISE PRICE     OPTIONS    EXERCISE PRICE
----------------  ---------  ----------------  -----------------  ---------  -----------------
$ .20 - $2.50        487,500            7.34   $           1.37    384,170   $            1.39

$2.50 -  4.63        422,500            7.51               3.26    295,832                3.59

$5.63 -  6.82         64,450            5.03               6.70     64,450                6.70
----------------  ---------  ----------------  -----------------  ---------  -----------------
$ .20 - $6.82        974,450            7.26   $           2.54    744,452   $            2.72

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

     Pursuant to a financial consulting agreement, an investment bank has a warrant to purchase 50,000 shares of the Company's Common Stock, with an exercise price of $6.50 per share (an 18% premium over market price on the date of issue). The warrants expire on March 1, 2001.

     In March 1997, in consideration of his undertaking to assist the Company in obtaining sources of permanent financing, the Company granted a director of the Company a warrant to purchase 25,000 shares of the Company's Common Stock for $10.00 per share which exceeded the fair market value of the Company's Common Stock at the date of grant.

      In June 1999, in consideration of their undertaking to assist the Company in obtaining sources of permanent financing the Company granted warrants to two directors for 58,333 and 29,167 shares at $1.50 per share, which exceeded the fair market value of the Company's Common Stock at the date of grant.

     In March 2000, Pursuant to a financial consulting agreement, the company granted an investment bank 25,000 warrants to purchase the Company's common stock, at an exercise price of $3.00 per share. The value of such warrants was $61,000 and was charged to earnings.

     In April 2000, in consideration of their undertaking to assist the Company in obtaining sources of permanent financing the Company granted warrants to two directors for 27,675 and 12,150 shares at $2.25 per share. The value of such warrants was $78,000 and was included in the cost of capital.

     In November 2000, the Company granted the lenders a total of 100,000 warrants in conjunction with a $1,000,000 term loan agreement. 50,000 of the warrants were awarded in November 2000, 25,000 of the warrants were awarded in December 2000 when $500,000 of the term loan was borrowed and the remaining 25,000 warrants will be awarded when the remaining $500,000 is borrowed. The warrants were priced at $2.00 per share. The value of the warrants issued was $61,000 and have been capitalized as a deferred financing cost and will be amortized over the life of the loan.

6.   COMMITMENTS

     The Company is obligated under a sublease agreement for its principal office. In January 1999, the Company signed an extension to its original sublease agreement, which runs from March 1, 1999, through February 28, 2002, unless it is terminated sooner pursuant to the terms of the sublease. The Company's minimum lease payments are as follows:
2001-$81,200,  and  2002-$13,533.  For  the years ended December 31, 2000, 1999, and 1998, rental expense approximated $81,200, $82,000, and $81,000, respectively.

     Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its Platinum Fuel Catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the Platinum Fuel Catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel
Tech by payment of $8,727,273 in 2001 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. Royalties payable to Fuel Tech at December 31, 2000 were not significant.

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

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     During 1998, Fuel Tech executed a $500,000 Bridge Loan to the Company. On November 11, 1998, as more fully described in Footnote 4, and pursuant to the terms of the Bridge Loan, the entire $1.4 million Bridge Loan, inclusive of Fuel Tech's portion, was converted into 2,800 shares of the Company's Series A Preferred Stock. $250,000 of the $1,000,000 term loan in November 2000 was from Fuel Tech and they received 25,000 of the 100,000 warrants granted.

     The Company has a Management and Services Agreement with Fuel Tech. The agreement requires the Company to reimburse Fuel Tech for management, services, and administrative expenses incurred on behalf of the Company. The Company agreed to pay Fuel Tech a fee equal to an additional 3-10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Certain of Fuel Tech's officers and directors serve as officers and directors of the Company, and the Company received management and administrative support from Fuel Tech's staff. The financial statements include charges from Fuel Tech of certain management and administrative costs, which approximate $77,385, $106,000, and $168,000 for the years ended December 31, 2000, 1999, and 1998, respectively. In the opinion of the Company's management, such costs are fair and reasonable and are on terms no less favorable than could be obtained from a third party.

     Average trade balances due to Fuel Tech for the years ended December 31, 2000 and 1999, approximated $9,000 and $57,000, respectively.

     The Company has a deferred salary plan with its Chief Executive Officer in which he defers $62,500 of his annual salary until the company reaches $5m in sales. For the years ended December 31, 2000 and 1999 $62,500, and $62,500 of expense was deferred and accrued in connection with such arrangement. At December 31, 2000 and 1999, total obligations were $125,000 and $62,500 pertaining to this plan.

     The Company makes annual pension payments or accruals pursuant to a deferred compensation plan on behalf of its Chief Executive Officer. For the years ended December 31, 2000, 1999 and 1998, $50,000, $50,000 and $50,000 of
expense were recognized in connection with such plan. At December 31, 2000 and 1999, total obligations were $182,700 and $132,700, respectively.

8.   MARKETING  AND  JOINT  DEVELOPMENT  AGREEMENTS

     The Company and AMBAC International reached an agreement in December 1997 under which the parties will jointly share in the cost of development of the ARIS injector for urea SCR. The Company holds the exclusive marketing rights to the injector for a period of five years subject to certain minimum purchases of injectors from AMBAC. The Company has agreed to purchase injectors exclusively from AMBAC until November 3, 2002 or to pay AMBAC for 50% of AMBAC's development cost and a royalty on injectors made elsewhere for the Company. The Company has assigned its rights with AMBAC to the RJM Corporation as part of its License Agreement.

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

9.   SUBSEQUENT  EVENTS


     In March 2001, the Board of Directors of the Company approved the issuance of the Company's Common Stock in consideration of their accrued directors' fees at December 31, 2000 (totaling $41,000), and for all future fees. A director may choose to receive either all stock or 20% cash and 80% stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

PART  III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

          Information regarding directors and executive officers of the Company will be set forth under the captions "Election of Directors" and "Directors and Executive Officers of the Company" in the Company's Proxy Statement related to the 2001 annual meeting of stockholders (the "Proxy Statement") and is incorporated by reference herein.

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

PART  IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a)       (1)  FINANCIAL  STATEMENTS

          The  Financial  Statements  identified  below and required by Part II,
            Item  8  of  this  Form  10-K  are  set  forth  above.
                 Report  of  Independent  Auditors
                 Balance Sheets as of December 31, 2000, and 1999 Statements of Operations for the years ended December 31, 2000,
                   1999, and  1998
                 Statements  of Changes in Stockholders' Equity(Deficit) for the
                   years ended December 31, 2000, 1999, and 1998
                 Statements of Cash Flows for the years ended December 31, 2000,
                   1999, and  1998

          (2)  FINANCIAL  STATEMENT  SCHEDULES

          Schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the financial statements or the notes thereto.

          (3)  EXHIBITS

               Exhibit No.   Title
               ------------  -----

                      *3(i)  Certificate of Incorporation.
                  <><>3(ii)  Certificate of Amendment of Certificate of Incorporation, effective
                             June 22, 1998.
                    *3(iii)  By-Laws.
                    ++3(iv)  Certificate of Designation for Series A Convertible Preferred Stock.
                     <>3(v)  Certificate of Amendment of Certificate of Designation for Series
                             A Convertible Preferred Stock.
                  <><>3(vi)  Second Certificate of Amendment of Certificate of Designation for
                             Series A Preferred Stock.
                     **3(v)  Third Certificate of Amendment of Certificate of Designation for
                             Series A Preferred Stock
                        *4a  Specimen Stock Certificate, Common Stock.
                       ++4b  Specimen Stock Certificate, Series A Convertible Preferred Stock.
                       +10a  Assignment of Intellectual Property Rights Fuel-Tech N.V. to
                             Platinum Plus, Inc. as of November 5, 1997.
                       +10b  Assignment of Intellectual Property Rights Fuel Tech, Inc. to
                             Clean Diesel Technologies, Inc. as of November 5, 1997.
                       +10c  Assignment Agreement as of November 5, 1997, among
                             Platinum Plus, Inc., Fuel-Tech N.V., and Clean Diesel Technologies, Inc.
                   *****10d  1994 Incentive Plan, as amended through August 8, 1996.
                    <><>10e  Amendment of Section 5.1 of 1994 Incentive Plan, effective June 9, 1999.
                    ****10f  Management Services Agreement between Clean Diesel Technologies, Inc.,
                             Fuel Tech, Inc., and Fuel-Tech N.V. as of June 1, 1996.
                     ***10g  Office Premises Lease of January 26, 1996.
                       +10h  Registration Rights Agreement between Clean Diesel Technologies, Inc.
                             and Fuel-Tech N.V. of November 5, 1997.
                     +++10i  Registration Rights Agreement between Clean Diesel Technologies, Inc.
                             and the holders of Series A Convertible Preferred Stock as of November 11, 1998.
                      ++10j  Bridge Loan Agreement between Clean Diesel Technologies, Inc.
                             and the several lenders set forth on Schedule A thereto-dated May 8, 1998.
                     +++10k  Loan Note Agreement between Clean Diesel Technologies, Inc. and the several lenders set forth on Schedule A thereto-dated November 11, 1998.
                      *+10l  Material Foreign Patents.
                    ++++10m  License Agreement as of 31 January 2000 between Clean Diesel
                             Technologies, Inc. and RJM Corporation.
                    ++++10n  NOx Reduction Assets Purchase Agreement as of 31 January 2000
                             between Clean Diesel Technologies, Inc. and RJM Corporation.
                    ** 10 o  Loan Facility Agreement of November 14, 2000 with exhibits.
                     **23.1  Consent of Auditors, Ernst & Young LLP.


---------------------------
            * Previously filed as Exhibit to Registration Statement on Form S-1 of August 16, 1995, No. 33-95840.
           **  Filed  herewith.
          *** Previously filed as Exhibit to Form 10-K for the year ended December 31, 1995.
         **** Previously filed as Exhibit to Form 10-Q for the quarter ended September 30, 1996.
        ***** Previously filed as Exhibit to Form 10-K for the year ended December 31, 1996.
           <>  Previously  filed  as  Exhibit  to  Form  10-K for the year ended
               December  31,  1998.
            + Previously filed as Exhibit to Form 10-K for the year ended December 31, 1997.
           ++  Previously  filed  as  Exhibit  to  Form  8-K dated May 26, 1998.
          +++ Previously filed as Exhibit to Form 10-Q for the quarter ended September 30, 1998.
         <><>  Previously  filed  as  Exhibit  to  forms 10-K for the year ended
               December  31,  2000.
         ++++  Previously  filed  as Exhibit to Form 8-K dated February 1, 2000.

     (b)     REPORTS  ON  FORM  8-K

          The Company filed no reports on Form 8-K for the fourth quarter of 2000.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CLEAN DIESEL TECHNOLOGIES, INC.



    March 23, 2001                         By:  /s/  Jeremy D. Peter-Hoblyn
---------------------                         ----------------------------------
         Date                                        Jeremy D. Peter-Hoblyn
                                                     Chief  Executive  Officer,
                                                     President,  and  Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the date indicated have duly signed this report below.


/s/ Ralph E. Bailey         Director and Chairman of the Board of Directors
--------------------------
    Ralph E. Bailey


/s/ Jeremy D. Peter-Hoblyn Chief Executive Officer, President, and Director -------------------------- (principal executive officer)
    Jeremy D. Peter-Hoblyn


/s/ David W. Whitwell     Chief Financial Officer, Vice President, and Treasurer
--------------------------  (principal financial and accounting officer)
    David W. Whitwell


/s/ Douglas G. Bailey       Director
--------------------------
    Douglas G. Bailey


/s/ John A. de Havilland    Director
--------------------------
    John A. de Havilland


/s/ Derek R. Gray           Director
--------------------------
    Derek R. Gray


/s/ Charles W. Grinnell     Director, Vice President, and Corporate Secretary
--------------------------
    Charles W. Grinnell


/s/ James M. Valentine      Director, Chief Operating Officer, and
--------------------------  Executive Vice President
    James M. Valentine




Dated:  March 23, 2001