Form 10-K/A
period 2000-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2001-04-09
CIK 949428

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


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

ITEM 8. FINANCIAL STATEMENTS (As amended April 9, 2001 to add unaudited quarterly financial data.)


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

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

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

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)


Quarterly Financial Data (Unaudited)  (000s)

                                                FIRST    SECOND    THIRD      FOURTH      YEAR
------------------------------------------------------------------------------------------------
2000
Net sales                                      $  306   $    59   $   112   $     105   $   582
Gross profit                                      284        34        71          60       449
Net loss attributable to common stockholders     (462)     (829)     (682)       (740)   (2,713)
Basic loss per share                            (0.18)    (0.32)    (0.26)      (0.27)    (1.03)
Diluted loss per share                          (0.18)    (0.32)    (0.26)      (0.27)    (1.03)

------------------------------------------------------------------------------------------------
1999
Net sales                                      $    9   $    50   $    41   $      42   $   142
Gross profit                                        4        17        22          18        61
Net loss attributable to common stockholders     (704)     (664)   (2,429)  (a)  (787)   (4,584)
Basic loss per share                            (0.28)    (0.26)    (0.94)      (0.29)    (1.77)
Diluted loss per share                          (0.28)    (0.26)    (0.94)      (0.29)    (1.77)


Note: The sum of the quarters' earnings per share may not equal the full year per share amounts.

    a.  Includes  one-time  imputed  non-cash  preferred  dividend.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CLEAN DIESEL TECHNOLOGIES, INC.



Dated:  April 9, 2001                         /s/ D. W. Whitwell
                                              ----------------------------------
                                              David  W.  Whitwell
                                              Vice President, Treasurer
                                              and Chief Financial Officer