Form 10-Q
period 2001-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2001-05-10
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  March  31,  2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  ______  to  ______

     Commission  file  number:   0-27432
                               ------------


                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                 06-1393453
    ---------------                                            -------------
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

Clean  Diesel  Technologies,  Inc.
300  Atlantic  Street  -  Suite  702
Stamford,  CT                                                 06901-3522
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

As of May 1, 2001, there were outstanding 2,686,287 shares of Common Stock, par value $0.05 per share, of the registrant.


================================================================================

                        CLEAN DIESEL TECHNOLOGIES, INC.

                 Form 10-Q for the Quarter Ended March 31, 2001

                                      INDEX


                                                                            Page
                                                                            ----

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (Unaudited)

          Balance  Sheets  as  of  March  31,  2001,                          3
          and  December  31,  2000

          Statements  of  Operations  for  the  Three                         4
          Months  Ended  March  31,  2001  and  2000

          Statements  of  Cash  Flows  for  the  Three                        5
          Months  Ended  March  31,  2001  and  2000

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

PART  I.     FINANCIAL  INFORMATION
Item  1.     Financial  Statements

                         CLEAN DIESEL TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                    (in thousands except share data)

                                                        March 31,    December 31,
                                                          2001           2000
                                                       -----------  --------------
                                                       (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                              $      550   $         541
Accounts Receivable                                            16              50
Inventories                                                   276             287
Other current assets                                           69              87
                                                       -----------  --------------
Total current assets                                          911             965
Other assets                                                   81              92
                                                       -----------  --------------
Total assets                                           $      992   $       1,057
                                                       ===========  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses                  $      374   $         400
                                                       -----------  --------------
             Total Current Liabilities                        374             400

Notes Payable                                               1,000             500
Deferred Compensation and Pension Benefits                    331             308
                                                       -----------  --------------
             Total Long Term Liabilities                    1,331             808

Stockholders' Deficit:
Preferred Stock, par value $.05 per share,
   authorized 85,000 shares, no shares issued
   and outstanding                                             --              --
Series A Convertible Preferred Stock, par
   value $.05 per share, $500 per share
   liquidation preference, authorized 15,000
   shares, issued and outstanding 13,218,
   involuntary liquidation value (including unissued
   dividend shares of 1,827 and 1,424)
   $7,522,500 and $7,321,000                                    1               1
Common Stock, par value $0.05 per share,
  authorized 15,000,000 shares, issued and
  outstanding 2,660,611 shares                                133             133
Additional paid-in capital                                 21,050          20,849
Accumulated Deficit                                       (21,897)        (21,134)
                                                       -----------  --------------
Total Stockholders' Deficit                                  (714)           (151)
                                                       -----------  --------------
Total Liabilities and Stockholders' Deficit            $      992   $       1,057
                                                       ===========  ==============


See  note  to  financial  statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        (in thousands except per share data)

                                               Three  Months  Ended
                                                     March 31
                                                 2001         2000
                                             ------------  -----------
Revenue:
Product revenue                              $        13   $       46
License and royalty revenue                           11          260
                                             ------------  -----------
Total revenue                                         24          306

Costs and expenses:
Cost of sales                                          7           22
General and administrative                           435          429
Research and development                              84          139
Patent filing and maintenance                         48           24
                                             ------------  -----------

Loss from operations                                 550          308
Interest income                                       (3)         (10)
Interest expense                                      12            1
                                             ------------  -----------

Net Loss before preferred stock dividend             559          299
Preferred stock dividends(non-cash)                  201          163
                                             ------------  -----------

Net loss attributed to common stockholders   $       760   $      462
                                             ============  ===========

Basic and diluted loss per common share      $      0.29   $     0.18
                                             ============  ===========

Weighted average number of common shares
   Outstanding - basic and diluted                 2,661        2,594
                                             ============  ===========


See  note  to  financial  statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        (in thousands)


                                                      Three Months Ended
                                                           March 31
                                                      2001          2000
                                                   -----------  -------------
OPERATING ACTIVITIES
Net Loss before preferred stock dividend           $     (559)  $       (299)
Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation                                             3              3
   Amortization of deferred financing expense              12             --
Changes in operating assets and liabilities:
   Accounts Receivable                                     34             21
   Inventories                                             11             59
   Other current assets                                    18             --
   Accounts payable and accrued expenses                   (8)          (110)
                                                   -----------  -------------

Net cash used in operating activities              $     (489)  $       (326)
                                                   -----------  -------------

FINANCING ACTIVITIES
Proceeds from term loan                                   500             --
                                                   -----------  -------------

Net cash provided by financing activities                 500             --
                                                   -----------  -------------

INVESTING ACTIVITIES
Purchase of fixed assets                                   (2)            (3)
                                                   -----------  -------------
Net cash used in investing activities                      (2)            (3)
                                                   -----------  -------------
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                            9           (329)
                                                   -----------  -------------
Cash and cash equivalents at beginning of period          541            892
                                                   -----------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $      550   $        563
                                                   ===========  =============

NON-CASH ACTIVITIES
Preferred stock dividend                                  201            163


See  note  to  financial  statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

BASIS  OF  PRESENTATION

     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

     Clean Diesel Technologies, Inc. (the "Company") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds a 21.5% interest in the Company on a fully converted basis.

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

     Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception totaling $18,838,000 (excluding non-cash preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts and thus is unable to generate a positive cash flow. The Company will require additional capital in the future in order to fund its operations. The Company's current cash position, including the $825,000 of ARIS license revenue (see subsequent events for details), will fund operations through October 2001. Although, the Company believes that it will be successful in its capital raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include reducing expenses and selling or licensing the Company's technologies. Accordingly, at March 31, 2001, there is substantial doubt as to the Company's ability to continue as a going concern.

INVENTORIES

     Inventories are stated at the lower of cost or market and consist of finished product. Cost is determined using the first-in, first-out (FIFO) method.

REVENUE  RECOGNITION

     The Company recognizes revenue from sales of Platinum Plus fuel borne catalyst and ARIS 2000 systems upon shipment.

     In February 2000, the Company completed a license agreement with the RJM Corporation for CDT's ARIS 2000 NOx control system for all stationary, marine and locomotive applications in North, Central, and South America. The Company received a $260,000 license payment in return for transferring the ARIS 2000 technology to the RJM Corporation. The company also received $100,000 from the RJM Corporation for all of the remaining ARIS 2000 inventory. The license payment is non-refundable and requires no ongoing services to be performed by CDT. Clean Diesel has the opportunity to earn up to an additional $1,040,000 in aggregate license revenue on the first, second and third anniversaries of the license agreement based on prior years' ARIS 2000 sales performance.

NOTES  PAYABLE

     In November 2000 the Company arranged a $1,000,000 term loan with three private lenders. The term loan has 10% interest rate, is payable in full on May 14, 2002 and can be drawn down in increments of $200,000. The Company drew down $500,000 in November 2000 and the remaining $500,000 in March of 2001. The $1,000,000 term loan is classified as long term on the Company's balance sheet at March 31, 2001.

SERIES  A  PREFERRED  STOCK

     During the year ended December 31, 2000 the Company received proceeds of $1.021 million through private placements of 1,362 shares of its Series A Preferred Stock. During the first quarter of 2001, $201,500 (403 shares) of preferred stock dividends were declared, but unissued. At March 31, 2001, the Company had 13,218 shares of Series A Preferred Stock issued and outstanding and an additional 1,827 of preferred stock shares issueable for the 2000 and 2001 preferred stock dividends declared. As of March 31, 2001 there were earned but undeclared dividends of approximately $207,000 (414 shares).

     The Preferred Stock has a stated value and liquidation preference of $500 per share plus accrued and unpaid dividends. Holders of the Preferred Stock are entitled to receive cash dividends at the annual rate of 9% or dividends in kind at the annual rate of 11%, when and if declared by the Board of Directors of the Company out of funds of the Company legally available therefore. Cash dividends and dividends in kind are each deemed "Preferred Stock Dividends". Preferred Stock Dividends are payable quarterly in arrears.

     In order to conserve cash, the Company's Board of Directors has adopted a resolution that all dividends declared on the Preferred Stock be payable in kind at the annual rate of 11%. The dividends will be paid in the form of additional shares of Preferred Stock in accordance with the terms and conditions of the Certificate of Designation on the first business day of January, April, July and October to stockholders of record on the first business day of the prior
December, March, June, and September. Dividends in kind are evidenced by a stock certificate for full share amounts of such dividends with fractional amounts accruing and paid in full shares on a subsequent dividend. The directors further resolved to issue certificates for stock dividends annually rather than quarterly, unless a stockholder requests certificates to be issued more frequently. These resolutions will remain in effect until revoked by the Company's Board of Directors.

     Each share of the Preferred Stock is convertible into 333.33 shares of the Company's Common Stock, which is equivalent to $1.50 per Common Share. Assuming full conversion of the Preferred Stock, at March 31, 2001, the Company would have approximately 7.67 million shares of Common Stock outstanding, of which Fuel Tech would own approximately 1.65 million shares, or a 21.5% interest in the Company.

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

EARNINGS  PER  SHARE

The Series A preferred stock, stock options and stock purchase warrants were not included in the computation of diluted earnings per share because either the Company reported a loss for the period or their exercise prices were greater than the average market price of the common stock and therefore would be antidilutive.

RELATED  PARTY  TRANSACTIONS

     The Company has a Management and Services Agreement with Fuel Tech. Under the agreement, the Company pays Fuel Tech a fee equal to an additional 3 - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company from Fuel Tech. Charges to the Company, inclusive of the administrative fee, were approximately $17,300 and $25,500 in the first quarter of 2001 and 2000, respectively.

COMMITMENTS

     Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its PFC technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFCs commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $8,727,273 million in 2001 and declining annually to approximately $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date, no royalties have been paid to Fuel Tech, although the Company has recorded an insignificant accrual for royalties payable to Fuel Tech at March 31, 2001.

MARKETING  AND  LICENSE  AGREEMENTS

In March 2001, the Company licensed the Lubrizol Corporation to distribute and blend the Company's patented Platinum Plus fuel borne catalyst in Europe for use with particulate filters. The seven year exclusive agreement includes minimum annual sales performance requirements.

SUBSEQUENT  EVENT

In April 2001, the Company amended its February 2000 ARIS Stationary NOx Reduction License agreement with the RJM Corporation. The previous terms of the RJM ARIS license agreement provided the Company the opportunity to earn up to a total of $1,040,000 in additional ARIS license revenue on the first, second and third anniversary of the license agreement if RJM's sales exceeded certain levels. No additional license revenue was earned or paid on the first anniversary in February 2001. Under the amended terms of the RJM ARIS license agreement, the Company will receive $825,000 in ARIS license revenue, payable in two equal $412,500 payments on June 1, 2001 and September 1, 2001 in lieu of potentially receiving $1,040,000 on the second or third anniversary.

                         CLEAN DIESEL TECHNOLOGIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING  STATEMENTS

     Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 2000.


RESULTS  OF  OPERATIONS

     Prior to 2000, the Company was a development stage enterprise and its efforts were devoted to the research, development and commercialization of platinum fuel catalysts and nitrogen oxide reduction technologies to reduce emissions from diesel engines. During December 1999, the Company received its US EPA registration for its platinum-cerium fuel catalyst product and completed its first commercial sales.

     Product sales and cost of sales were $24,000 and $7,000 respectively for the first quarter of 2001 versus $46,000 and $22,000 for 2000. $13,000 and $32,000 of Platinum Plus fuel catalyst sales were recorded in the first quarter of 2001 and 2000 respectively. Commercial sales of Platinum Plus fuel catalyst began in December 1999 and the Company is in the process of completing distribution agreements with several companies.

     Included in the 2001 revenue is $11,000 of royalty income from the RJM Corporation for the ARIS 2000 NOx reduction technology. CDT will earn a royalty on all future RJM sales of the ARIS 2000 as well as up to $1 million in license revenue in 2001, 2002, and 2003 depending on the ARIS 2000 sales in those years.

     General and administrative expenses increased $6,000 to $435,000 in the first quarter 2001 versus $429,000 in the same period of 2000. The slight increase is related to higher marketing costs associated with the increased commercial activity of Platinum Plus fuel catalyst.

     Research and development expenses decreased $55,000 to $84,000 in 2001 versus $139,000 in the comparable period in 2000. The decrease is attributable to the continued shift from research and development to commercialization that occurred in 2000. In addition two engineers transferred from CDT to RJM as part of the ARIS 2000 license agreement in early 2000.

     Patent filing expense increased $24,000 to $48,000 in 2001 versus $24,000 in the comparable 2000 period. The increase is due to the filing of several new patents and maintenance fees resulting from recently filed patents.

     Interest income decreased $7,000 in 2001 to $3,000 from $10,000 in the comparable period in 2000. This was a result of a decrease in the amount of cash and cash equivalents on hand in first quarter of 2001.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     In December 1999, the Company received its U.S. EPA registration for its platinum - cerium fuel catalyst product and began commercial sales of the product. Prior to this time the Company was a development stage enterprise. The Company has been primarily a research and development company that has incurred losses since inception aggregating $18,838,000 (excluding the effect of non-cash preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. The Company continues to be dependent upon sources other than operations to finance its working capital requirements.

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

     In November 1998, the Company obtained approximately $1.85 million in net proceeds against the issuance of 3,753 shares of Preferred Stock through a private placement. As the Company received net proceeds in excess of the $1.75 million minimum, and in accordance with the terms of the Bridge Loan agreement, the $1.4 million Bridge Loan, mentioned above, converted into 2,800 shares of Preferred Stock. Additionally, in an effort to retain its approximate 27% interest in the Company (assuming conversion of the Preferred Stock into the Company's Common Shares), Fuel Tech elected to exchange its $495,000 Term Note, and $20,000 of associated accrued interest from its Bridge Loan and Term Note, for 1,029 shares of Preferred Stock. As a result, Fuel Tech owned 2,029 shares of the Company's Preferred Stock at December 31, 1998. These shares plus the 1999 and 2000 quarterly dividends, if converted, along with its Common Stock ownership would give Fuel Tech an approximate 21.6% interest in the Company on a fully converted basis at December 31, 2000.

     In August/September 1999, the Company received gross proceeds of $1.75 million, excluding expenses of $29,000, from private investors against the issuance of an additional 3,500 shares of Preferred Stock. In April 2000, the Company completed a $1.021 million private placement offering of 1,362 Preferred shares, excluding $13,833 of expenses. Therefore, the Company had 13,218 shares of Preferred Stock issued and outstanding at December 31, 2000. As a result of the 2000 quarterly dividends and the January 1, 2001 preferred dividend, the Company had an additional 1,827 shares of Preferred Stock issuable upon demand. At March 31, 2001, the Company had a total of 15,045 issuable shares of Preferred Stock, which are convertible into approximately 5.0 million shares of the Company's Common Stock, ($0.05 par convertible at a rate of 1:333.33).

     The Company signed an agreement with the RJM Corporation on February 2, 2000 that licensed RJM to sell CDT's ARIS 2000 NOx control system for all stationary, marine, and locomotive applications in North, Central, and South America. Under terms of the agreement CDT received an initial $360,000 license and inventory payment and the opportunity to earn an additional $1,040,000 in license revenue over the next three years based on the performance of the ARIS

2000. In addition to license revenue, CDT will earn a royalty on all future ARIS 2000 sales. In April 2001, the Company amended the February 2000 ARIS Stationary NOx Reduction License agreement with the RJM Corporation. Under the amended terms of the RJM ARIS license agreement, the Company will receive $825,000 in ARIS license revenue, payable in two equal $412,500 payments on June 1, 2001 and September 1, 2001 in lieu of potentially receiving $1,040,000 on the second or third anniversary.

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

     For the three months ended March 31, 2001 and 2000, the Company used cash of $489,000 and $326,000 respectively, in operating activities.

     At March 31, 2001, and December 31, 2000, the Company had cash and cash equivalents of $550,000 and $541,000, respectively. The increase in cash and cash equivalents in 2001 was the result of the draw down of $500,000 from an existing term loan. The Company anticipates incurring additional losses through at least 2001 as it further pursues its commercialization efforts.

     As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In management's opinion, the Company's cash balance at March 31, 2001 and the $825,000 of RJM ARIS license revenue will be sufficient to fund the Company's operations through October 2001. The Company will require additional capital to fund its working capital needs in 2001 and 2002. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event future financing efforts are not successful. Such plans include reducing expenses and selling or licensing some of the Company's technologies. Accordingly, at March 31, 2001, there is substantial doubt as to the Company's ability to continue as a going concern. See "Liquidity Going Concern" elsewhere herein for additional information.

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



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date:  May  1,  2001             By:  /s/  Jeremy  D.  Peter-Hoblyn
                                      ------------------------------------------
                                      Jeremy  D.  Peter-Hoblyn
                                      President and Chief Executive Officer



Date:  May  1,  2001             By:  /s/  David  W.  Whitwell
                                      ------------------------------------------
                                      David  W.  Whitwell
                                      Vice President and Chief Financial Officer