Form 10-Q
period 2001-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2001-08-10
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  June  30,  2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  ______  to  ______

     Commission  file  number:   0-27432
                               ------------


                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       06-1393453
       -------------                                 ------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                           06901-3522
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

As of August 7, 2001, there were outstanding 2,698,787 shares of Common Stock, par value $0.05 per share, of the registrant.


================================================================================

                        CLEAN DIESEL TECHNOLOGIES, INC.

                  Form 10-Q for the Quarter Ended June 30, 2001

                                      INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Balance Sheets as of June 30, 2001,                                 3
           and December 31, 2000

           Statements of Operations for the Three and Six                      4
           Months Ended June 30, 2001 and 2000

           Statements of Cash Flows for the Three and Six                      5
           Months Ended June 30, 2001 and 2000

           Note to Financial Statements                                        6

Item 2.    Management's Discussion and Analysis of                            11
           Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                  14
Item 2.    Changes in Securities                                              14
Item 3.    Defaults upon Senior Securities                                    14
Item 4.    Submission of Matters to a Vote of Security Holders                14
Item 5.    Other Information                                                  14
Item 6.    Exhibits and Reports on Form 8-K                                   14


SIGNATURES                                                                    15

PART  I.     FINANCIAL  INFORMATION
Item  1.     Financial  Statements

                         CLEAN DIESEL TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                           (in thousands except share data)

                                                               June 30,      December 31,
                                                                 2001            2000
                                                            --------------  --------------
                                                              (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                   $         457   $         541
Accounts receivable                                                   419              50
Inventories                                                           224             287
Other current assets                                                   68              87
                                                            --------------  --------------
Total current assets                                                1,168             965
Other assets                                                          116              92
                                                            --------------  --------------
Total assets                                                $       1,284   $       1,057
                                                            ==============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses                                 298             400
Notes payable                                               $       1,000   $         500
                                                            --------------  --------------
             Total current liabilities                              1,298             900

Deferred compensation and pension benefits                            343             308
                                                            --------------  --------------
              Total long term liabilities                           1,641           1,208

Stockholders' deficit:
Preferred stock, par value $.05 per share,
   authorized 80,000 shares, no shares issued
   and outstanding                                                     --              --
Series A Convertible Preferred Stock, par
   value $.05 per share, $500 per share
   liquidation preference, authorized 20,000
   shares, issued and outstanding 14,623 and 13,218
   respectively, involuntary liquidation value (including
   unissued dividend shares of 804 and 1,424)
   $7,713,500 and $7,321,000                                            1               1
Common Stock, par value $0.05 per share,
  authorized 15,000,000 shares, issued and
  outstanding 2,698,787 shares                                        135             133
Additional paid-in capital                                         21,360          20,849
Accumulated Deficit                                               (21,853)        (21,134)
                                                            --------------  --------------
Total Stockholders' Deficit                                          (357)           (151)
                                                            --------------  --------------
Total Liabilities and Stockholders' Deficit                 $       1,284   $       1,057
                                                            ==============  ==============

See  note  to  financial  statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                (in thousands except per share data)

                                             Three Months Ended      Six  Months  Ended
                                                  June  30,              June  30,
                                              2001        2000        2001        2000
                                           ----------  ----------  ----------  ----------
Revenue:
Product revenue                            $      75   $      40   $      88   $      86
License and royalty revenue                      844          19         855         279
                                           ----------  ----------  ----------  ----------
Total revenue                                    919          59         943         365

Costs and expenses:
Cost of sales                                     51          25          58          47
General and administrative                       450         489         885         918
Research and development                          91         167         176         306
Patent filing and maintenance                     53          52         100          76
                                           ----------  ----------  ----------  ----------

Gain/(loss) from operations                      274        (674        (276)       (982)
Interest income                                    3          13           6          23
Interest expense                                 (26)         --         (37)          1
                                           ----------  ----------  ----------  ----------

Net profit/(loss) before preferred stock
  dividend                                       251        (661)       (307)       (960)
Preferred stock dividend (non-cash)             (207)       (168)       (409)       (331)
                                           ----------  ----------  ----------  ----------

Net income/(loss) attributed to common
  stockholders                             $      44   $    (829)  $    (716)  $  (1,291)
                                           ==========  ==========  ==========  ==========

Basic gain/(loss) per common
   share                                   $    0.02   $   (0.32)  $   (0.27)  $   (0.49)
                                           ==========  ==========  ==========  ==========

Diluted gain/(loss) per common
   share                                   $    0.01   $     N/A   $     N/A   $     N/A
                                           ==========  ==========  ==========  ==========

Weighted average number of common shares
   outstanding - basic                         2,693       2,627       2,680       2,609
                                           ==========  ==========  ==========  ==========

Weighted average number of common shares
   outstanding - diluted                       8,235         N/A         N/A         N/A
                                           ==========  ==========  ==========  ==========

See  note  to  financial  statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        (in  thousands)

                                                      Six  Months  Ended
                                                           June  30
                                                      2001          2000
                                                   -----------  ------------
OPERATING ACTIVITIES
Net Loss before preferred stock dividend           $     (307)  $      (960)
Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation                                             5             5
   Amortization of deferred financing expense              35            --
Changes in operating assets and liabilities:
   Accounts receivable                                   (371)           13
   Inventories                                             62             9
   Other current assets                                    21            17
   Unrecognized license revenue                            --           141
   Accounts payable and accrued expenses                  (30)          (18)
                                                   -----------  ------------

Net cash used in operating activities              $     (585)  $      (793)
                                                   -----------  ------------

FINANCING ACTIVITIES
Proceeds from exercise of stock options
  Preferred stocks                                         --         1,022
  Common stocks                                             3             5
Proceeds from term loan                                   500            --
                                                   -----------  ------------

Net cash provided by financing activities                 503         1,027
                                                   -----------  ------------

INVESTING ACTIVITIES
Purchase of fixed assets                                   (2)           (3)
                                                   -----------  ------------
Net cash used in investing activities                      (2)           (3)
                                                   -----------  ------------
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                          (84)          231
                                                   -----------  ------------
Cash and cash equivalents at beginning of period          541           892
                                                   -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $      457   $     1,123
                                                   ===========  ============

NON-CASH ACTIVITIES

  Preferred dividend                               $      409   $       331

See  note  to  financial  statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTE TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

BASIS  OF  PRESENTATION

     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

     Clean Diesel Technologies, Inc. (the "Company") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds a 21.4% interest in the Company on a fully converted basis.

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

     Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception totaling $19,145,000 (excluding non-cash preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts and thus is unable to generate a positive cash flow. The Company will require additional capital in the future in order to fund its operations. The Company's current cash position, including the $825,000 of ARIS license revenue recognized in the second quarter and the $495,000 Mitsui license revenue(see subsequent events), will fund operations through December 2001. Although, the Company believes that it will be successful in its capital raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include reducing expenses and selling or licensing the Company's technologies. Accordingly, at June 30, 2001, there is substantial doubt as to the Company's ability to continue as a going concern.

INVENTORIES

     Inventories are stated at the lower of cost or market and consist of finished product. Cost is determined using the first-in, first-out (FIFO) method.

REVENUE  RECOGNITION

     The Company recognizes revenue from sales of Platinum Plus fuel borne catalyst and ARIS 2000 systems upon shipment.

     In February 2000, the Company completed a license agreement with the RJM Corporation for CDT's ARIS 2000 NOx control system for all stationary, marine and locomotive applications in North, Central, and South America. The Company received a $260,000 license payment in return for transferring the ARIS 2000 technology to the RJM Corporation. The company also received $100,000 from the RJM Corporation for the remaining ARIS 2000 inventory. The license payment is non-refundable and requires no ongoing services to be performed by CDT.

     In April 2001, the Company amended its February 2000 ARIS Stationary NOx Reduction License agreement with the RJM Corporation. The previous terms of the RJM ARIS license agreement provided the Company the opportunity to earn up to a total of $1,040,000 in additional ARIS license revenue on the first, second and third anniversary of the license agreement if RJM's sales exceeded certain levels. No additional license revenue was earned or paid on the first anniversary in February 2001. Under the amended terms of the RJM ARIS license agreement, the Company received $412,500 on June 1, 2001 and will receive another $412,500 payment on September 1, 2001 in lieu of potentially receiving $1,040,000 on the second or third anniversary. The Company has recognized both $412,500 payments as revenue in the second quarter of 2001.

NOTES  PAYABLE

     In November 2000 the Company arranged a $1,000,000 term loan with three private lenders. The term loan has a 10% interest rate, is payable in full on May 14, 2002 and can be drawn down in increments of $200,000. The Company drew down $500,000 in November 2000 and the remaining $500,000 in March of 2001. The $1,000,000 term loan is classified as short term on the Company's balance sheet at June 30, 2001.

SERIES  A  PREFERRED  STOCK

     During the year ended December 31, 2000 the Company received proceeds of $1.021 million through private placements of 1,362 shares of its Series A Preferred Stock. During the second quarter of 2001, $203,500 (407 shares) of preferred stock dividends were declared, but unissued. In May 2001 the company issued 1,405 of preferred stock shares for the previously declared 2000 preferred dividends. At June 30, 2001, the Company had 14,623 shares of Series A Preferred Stock issued and outstanding and an additional 804 of preferred stock shares issueable for the 2001 preferred stock dividends declared. As of June 30, 2001 there were earned but undeclared dividends of approximately $215,000 (430 shares).

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

     Each share of the Preferred Stock is convertible into 333.33 shares of the Company's Common Stock, which is equivalent to $1.50 per Common Share. Assuming full conversion of the Preferred Stock, at June 30, 2001, the Company would have approximately 7.84 million shares of Common Stock outstanding, of which Fuel Tech would own approximately 1.675 million shares, or a 21.4% interest in the Company.

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

EARNINGS  PER  SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                         Three Months Ended  Six Months Ended
                                               June  30         June  30
                                            2001     2000     2001      2000
-----------------------------------------  -------  -------  -------  --------
Numerator:
Income profit before preferred stock
   Dividend                                   251     (661)    (307)     (960)
Preferred stock dividend (non-cash)          (207)    (168)    (409)     (331)
                                           -------  -------  -------  --------
Net income (loss) attributable to common
   Stockholder*                                44     (829)    (716)   (1,291)
Denominator:
  Denominator for basic earnings
  per share (weighted-average shares)       2,693    2,627    2,680     2,609

  Effect of dilutive securities:
  Convertible Preferred Stock               5,074        -        -         -
  Employee stock options & stock
  Purchase warrants                           468        -        -         -


  Denominator for diluted earnings
  per share (adjusted weighted-average
                                           -------  -------  -------  --------
  shares and assumed conversions)           8,235      N/A      N/A       N/A
                                           =======  =======  =======  ========

Basic earnings (loss) per share            $ 0.02   $(0.32)  $(0.27)  $ (0.49)
                                           =======  =======  =======  ========

Diluted earnings (loss) per share          $  .01   $  N/A   $  N/A   $   N/A
                                           =======  =======  =======  ========

* Income and Net income available to common shareowners is the same for purposes of calculating basic and diluted earnings per share.

Employee stock options and stock purchase warrants were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period. Diluted earnings per share is not presented for prior periods because the Company reported a loss for the period or their exercise prices were greater than the average market price of the common stock and therefore would be antidilutive.

RELATED  PARTY  TRANSACTIONS

     The Company has a Management and Services Agreement with Fuel Tech. Under the agreement, the Company pays Fuel Tech a fee equal to an additional 3 - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company from Fuel Tech. Charges to the Company, inclusive of the administrative fee, were approximately $17,300 in both the second quarter of 2001 and 2000, respectively.

COMMITMENTS

     Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its PFC technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the PFCs commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $8,727,273 in 2001 and declining annually to approximately $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. To date, no royalties have been paid to Fuel Tech, although the Company has recorded an insignificant accrual for royalties payable to Fuel Tech at June 30, 2001.


MARKETING  AND  LICENSE  AGREEMENTS

In March 2001, the Company licensed the Lubrizol Corporation to distribute and blend the Company's patented Platinum Plus fuel borne catalyst in Europe for use with particulate filters. The seven-year exclusive agreement includes minimum annual sales performance requirements.

In June 2001 the company announced a non-exclusive distribution license agreement with Baker Petrolite, a division of Baker Hughes. Baker Petrolite will distribute CDT's patented Platinum Plus diesel fuel combustion catalyst to refineries and fuel terminals in the U.S. and Canada.


SUBSEQUENT  EVENTS

On July 13, 2001, the Company finalized an agreement with Mitsui & Co. Ltd. to exclusively license the Company's patented ARIS NOx reduction technology, exclusively in Japan for stationary applications. To date the Company has received $305,000 in license payments from Mitsui related to this agreement, and will receive an additional $190,000 in October 2001. In addition, the Company will receive an ongoing unit royalty on each system Mitsui sells.

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

     Product sales and cost of sales were $75,000 and $51,000 respectively for the second quarter of 2001 versus $40,000 and $25,000 for 2000. $72,000 and $40,000 of Platinum Plus fuel catalyst sales were recorded in the second quarter of 2001 and 2000 respectively. Commercial sales of Platinum Plus fuel catalyst began in 2000 and the Company is in the process of completing distribution agreements with several companies.

     Year-to-date sales and cost of sales were $88,000 and $58,000 in 2001 versus $86,000 and $47,000 in 2000. Included in the 2001 revenue is $855,000 of royalty and license income from the RJM Corporation for the ARIS 2000 NOx reduction technology. CDT will earn a royalty on all future RJM sales of the ARIS. CDT recognized $825,000 of license revenue from RJM for the amended April 2001 ARIS license agreement between CDT and RJM.

     General and administrative expenses decreased $39,000 to $450,000 in the second quarter 2001 versus $489,000 in the same period of 2000. General and administrative expenses have decreased $33,000 to $885,000 in the first six months of 2001 versus $918,000 in the comparable period in 2000. The decrease in the second quarter and six months to date is related to the timing of marketing programs and lower professional/administrative fees.

     Research and development expenses decreased $76,000 to $91,000 in 2001 versus $167,000 in the comparable period in 2000. For the year, research and development expenses have declined $130,000 to $176,000 versus $306,000 in the comparable 2000 period. The decrease is attributable to the continued shift from research and development to commercialization that occurred in 2000. In addition two engineers transferred from CDT to RJM as part of the ARIS 2000 license agreement in early 2000.

     Patent filing expense increased $1,000 to $53,000 in 2001 versus $52,000 in the comparable 2000 period. For the year, patent expense has increased $24,000 to $100,000 versus $76,000 in the 2000 comparable period. The increase is due to the filing of several new patents and maintenance fees resulting from recently filed patents.

     Interest income decreased $10,000 in 2001 to $3,000 from $13,000 in the comparable period in 2000. For the year, interest income has decreased to $6,000 versus the 2000 comparable interest income of $23,000. This was a result of a decrease in the amount of cash and cash equivalents on hand in the second quarter of 2001.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     In December 1999, the Company received its U.S. EPA registration for its platinum - cerium fuel catalyst product and began commercial sales of the product. Prior to this time the Company was a development stage enterprise. The Company has been primarily a research and development company that has incurred losses since inception aggregating $19,145,000 (excluding the effect of non-cash preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. The Company continues to be dependent upon sources other than operations to finance its working capital requirements.

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

     In August/September 1999, the Company received gross proceeds of $1.75 million, excluding expenses of $29,000, from private investors for the issuance of an additional 3,500 shares of Preferred Stock. In April 2000, the Company completed a $1.021 million private placement offering of 1,362 Preferred shares, excluding $13,833 of expenses. Therefore, the Company had 13,218 shares of Preferred Stock issued and outstanding at December 31, 2000. and issued 1,405 of preferred shares in May 2001 for the 2000 quarterly dividends declared in 2000. The Company had an additional 804 shares of Preferred Stock issuable upon demand for the 2001 dividends declared. At June 30, 2001, the Company had a total of 15,427 issuable shares of Preferred Stock, which are convertible into approximately 5.1 million shares of the Company's Common Stock, ($0.05 par convertible at a rate of 1:333.33).

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

     For the six months ended June 30, 2001 and 2000, the Company used cash of $585,000 and $793,000 respectively, in operating activities.

     At June 30, 2001, and December 31, 2000, the Company had cash and cash equivalents of $457,000 and $541,000, respectively. The decrease in cash and cash equivalents in 2001 was the result of the Company's use of its resources to fund operations. The Company anticipates incurring additional losses through at least 2001 as it further pursues its commercialization efforts.

     As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In management's opinion, the Company's cash balance at June 30, 2001 and the remaining $412,500 RJM ARIS license payment and the $495,000 license revenue from Mitsui will be sufficient to fund the Company's operations through December 2001. The Company will require additional capital to fund its working capital needs in 2001 and 2002. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event future financing efforts are not successful. Such plans include reducing expenses and selling or licensing some of the Company's technologies. Accordingly, at June 30, 2001, there is substantial doubt as to the Company's ability to continue as a going concern. See "Liquidity Going Concern" elsewhere herein for additional information.

PART  II.    OTHER  INFORMATION

Item 1.   Legal  Proceedings
          None

Item 2.   Changes  in  Securities
          None

Item 3.   Defaults  upon  Senior  Securities
          None

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

               At the Annual Meeting of the Stockholders of the Company held on June 12, 2001a total of 5,012,086, or 66.3%, of the votes were represented in person or by proxy. Both of the Company's Common and Series A Convertible Preferred Stock are included in such total, with each share of Preferred voting 333.33 shares.

               A total of 5,003,725 shares were cast for and 8,361 shares against the election of the nominees for election as directors as a group with no abstentions or withheld shares for either group of individuals.

               A total of 5,011,886 shares were cast for and 200 shares against the approval of the appointment for Ernst & Young LLP as independent auditors of the Company for the year 2001, with no abstentions or withheld shares.

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



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date:  August 7, 2001            By:  /s/  Jeremy  D.  Peter-Hoblyn
                                      -----------------------------
                                      Jeremy  D.  Peter-Hoblyn
                                      President  and  Chief  Executive  Officer



Date:  August 7, 2001            By:  /s/  David  W.  Whitwell
                                      ------------------------
                                      David  W.  Whitwell
                                      Vice President and Chief Financial Officer