Form 10-Q
period 2001-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2001-11-02
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       or

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

As of October 29, 2001, there were outstanding 2,698,787 shares of Common Stock, par value $0.05 per share, of the registrant.


================================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.

               Form 10-Q for the Quarter Ended September 30, 2001

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL  INFORMATION

Item 1.   Financial  Statements  (Unaudited)

          Balance  Sheets  as  of  September  30,  2001,                      3
          and  December  31,  2000

          Statements  of  Operations  for  the  Three  and  Nine              4
          Months  Ended  September  30,  2001  and  2000

          Statements  of  Cash  Flows  for  the  Three  and  Nine             5
          Months  Ended  September  30,  2001  and  2000

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

PART  I.   FINANCIAL  INFORMATION
Item1.     Financial  Statements


                                     CLEAN DIESEL TECHNOLOGIES, INC.

                                              BALANCE SHEETS

                                                          (in thousands except share data)

                                                            September 30,    December 31,
                                                                2001             2000
                                                           ---------------  --------------
                                                             (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                  $          430   $         541
Accounts Receivable                                                   192              50
Inventories                                                           294             287
Other current assets                                                   62              87
                                                           ---------------  --------------

Total current assets                                                  978             965

Other assets                                                           99              92
                                                           ---------------  --------------

Total assets                                               $        1,077   $       1,057
                                                           ===============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses                      $          229   $         400
Notes payable                                                       1,000             500
                                                           ---------------  --------------
           Total current liabilities                                1,229             900

Deferred compensation and pension benefits                            356             308
                                                           ---------------  --------------
           Total long-term liabilities                                356             308

Stockholders' deficit:
Preferred stock, par value $0.05 per share,
  authorized 80,000 shares, no shares issued
  and outstanding                                                      --              --
Series A Convertible Preferred Stock, par
  value $0.05 per share, $500 per share
  liquidation preference, authorized 20,000
  shares, issued and outstanding 14,623 and 13,218
  respectively, involuntary liquidation value (including
  unissued dividend shares of 1,230 and 1,424)
  $7,926,500 and $7,321,000                                             1               1
Common Stock, par value $0.05 per share,
  authorized 15,000,000 shares, issued and
  outstanding 2,698,787 shares                                        135             133
Additional paid-in capital                                         21,572          20,849
Accumulated Deficit                                               (22,216)        (21,134)
                                                           ---------------  --------------

Total Stockholders' Deficit                                          (508)           (151)
                                                           ---------------  --------------

Total Liabilities and Stockholders' Deficit                $        1,077   $       1,057
                                                           ===============  ==============

See notes to financial statements

                        CLEAN DIESEL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           (in thousands except per share data)

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                             2001      2000      2001      2000
                                           --------  --------  --------  --------
Revenue:
Product revenue                            $    65   $    52   $   153   $   137
License and royalty revenue                    434        60     1,290       340
                                           --------  --------  --------  --------
Total revenue                                  499       112     1,443       477

Costs and expenses:
Cost of sales                                   50        41       109        88
General and administrative                     461       448     1,346     1,366
Research and development                        78       110       254       415
Patent filing and maintenance                   38        20       138        97
                                           --------  --------  --------  --------

Loss from operations                           128       507       404     1,489
Interest income                                 (3)      (11)       (9)      (34)
Interest expense                                26         1        64         2
                                           --------  --------  --------  --------

Net loss before preferred stock
  dividend                                     151       497       459     1,457
Preferred stock dividend (non-cash)            213       185       621       516
                                           --------  --------  --------  --------

Net loss attributed to common
  stockholders                             $   364   $   682   $ 1,080   $ 1,973
                                           ========  ========  ========  ========

Basic and diluted loss per common share    $  0.13   $  0.26   $  0.40   $  0.75
                                           ========  ========  ========  ========

Weighted average number of common shares
  outstanding                                2,699     2,662     2,680     2,622
                                           ========  ========  ========  ========

See notes to financial statements.

                              CLEAN DIESEL TECHNOLOGIES, INC.

                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                   (in thousands)

                                                  Nine Months Ended
                                                    September 30,
                                                    2001     2000
                                                   ------  --------
OPERATING ACTIVITIES
Net Loss before preferred stock dividend           $(459)  $(1,457)
Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation                                         8         8
  Amortization of deferred financing expense          59         0
Changes in operating assets and liabilities:
  Accounts receivable                               (142)       38
  Inventories                                         (7)       13
  Other current assets                                25         6
  Unrecognized license revenue                         0        41
  Accounts payable and accrued expenses              (86)      (41)
                                                   ------  --------

Net cash used in operating activities              $(602)  $(1,392)
                                                   ------  --------

FINANCING ACTIVITIES
Proceeds from exercise of stock options
  Preferred stocks                                     0     1,022
  Common stocks                                        3         7
Proceeds from term loan                              500         0
                                                   ------  --------

Net cash provided by financing activities            503     1,029
                                                   ------  --------

INVESTING ACTIVITIES
Purchase of fixed assets                             (12)       (3)
                                                   ------  --------
Net cash used in investing activities                (12)       (3)
                                                   ------  --------

NET (DECREASE)/INCREASE IN CASH AND
 CASH EQUIVALENTS                                   (111)     (366)
                                                   ------  --------

Cash and cash equivalents at beginning of period     541       892
                                                   ------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 430   $   526
                                                   ======  ========

NON-CASH ACTIVITIES

    Preferred dividend                             $ 621   $   516

See notes to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

BASIS  OF  PRESENTATION

     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

     Clean Diesel Technologies, Inc. (the "Company") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds a 21.3% interest in the Company on a fully converted basis.

     The Company is a specialty chemical company supplying fuel additives and proprietary systems that reduce harmful emissions from internal combustion engines while improving fuel economy. Prior to December 1999, the Company was a development stage enterprise devoted to research, development, and commercialization of Platinum Fuel Catalysts (PFC's) and Nitrogen Oxide (NOx) reduction technologies for diesel engines. During December 1999, the Company received its EPA registration for its platinum - cerium diesel fuel combustion catalyst and recorded its first commercial sales for this Platinum Plus(R) diesel fuel catalyst product. Accordingly, in the opinion of management the Company was no longer a development stage enterprise.

GOING  CONCERN

     The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception totaling $18,738,000 (excluding non-cash preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts and thus is unable to generate a positive cash flow. The Company will require additional capital in the future in order to fund its operations. The Company's current cash position, including the Mitsui license payment received to date and expected in the fourth quarter, will fund operations through December 2001. Although, the Company believes that it will be successful in its capital raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Such plans include reducing expenses and selling or licensing the Company's technologies. Accordingly, at September 30, 2001, there is substantial doubt as to the Company's ability to continue as a going concern.

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

         In April 2001, the Company amended its February 2000 ARIS Stationary NOx Reduction License agreement with the RJM Corporation. The previous terms of the RJM ARIS license agreement provided the Company the opportunity to earn up to a total of $1,040,000 in additional ARIS license revenue on the first, second and third anniversary of the license agreement if RJM's sales exceeded certain levels. No additional license revenue was earned or paid on the first anniversary in February 2001. Under the amended terms of the RJM ARIS license agreement, the Company received $412,500 on June 1, 2001 and another $412,500 payment on September 1, 2001 in lieu of potentially receiving $1,040,000 on the second or third anniversary. The Company recognized both $412,500 payments as revenue in the second quarter of 2001.

     In July 2001, the Company finalized an agreement with Mitsui & Co. Ltd. to exclusively license the Company's patented ARIS NOx reduction technology, exclusively in Japan for stationary applications. To date the Company has received $305,000 in license payments from Mitsui related to this agreement, and will receive an additional $190,000 in October 2001. The Company has recognized $482,500 of revenue from Mitsui to date and will recognize an additional $12,500 in revenue in the 4th quarter 2001. In addition, the Company will receive an ongoing unit royalty on each system Mitsui sells.

NOTES  PAYABLE

        In November 2000, the Company arranged a $1,000,000 term loan with three private lenders. The term loan has a 10% interest rate, is payable in full on May 14, 2002 and can be drawn down in increments of $200,000. The Company drew down $500,000 in November 2000 and the remaining $500,000 in March of 2001. The $1,000,000 term loan is classified as short term on the Company's balance sheet at September 30, 2001.

SERIES  A  PREFERRED  STOCK

     During the year ended December 31, 2000 the Company received proceeds of $1.021 million through private placements of 1,362 shares of its Series A Preferred Stock. During the third quarter of 2001, $213,000 (426 shares) of preferred stock dividends were declared, but unissued. In May 2001 the company issued 1,405 of preferred stock shares for the previously declared 2000 preferred dividends. At September 30, 2001, the Company had 14,623 shares of Series A Preferred Stock issued and outstanding and an additional 1,230 of preferred stock shares issueable for the 2001 preferred stock dividends declared. As of September 30, 2001 there were earned but undeclared dividends of approximately $218,000 (436 shares).

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

     In order to conserve cash, the Company's Board of Directors adopted a resolution on February 4, 1999 that all dividends declared on the Preferred Stock be payable in kind at the annual rate of 11%. The dividends will be paid in the form of additional shares of Preferred Stock in accordance with the terms and conditions of the Certificate of Designation on the first business day of January, April, July and October to stockholders of record on the first business day of the prior December, March, June, and September. Dividends in kind are evidenced by a stock certificate for full share amounts of such dividends with fractional amounts accruing and paid in full shares on a subsequent dividend. The directors further resolved to issue certificates for stock dividends annually rather than quarterly, unless a stockholder requests certificates to be issued more frequently. These resolutions will remain in effect until revoked by the Company's Board of Directors.

     Each share of the Preferred Stock is convertible into 333.33 shares of the Company's Common Stock, which is equivalent to $1.50 per Common Share. Assuming full conversion of the Preferred Stock, at September 30, 2001, the Company would have approximately 8.0 million shares of Common Stock outstanding, of which Fuel Tech would own approximately 1.7 million shares, or a 21.3% interest in the Company.

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

     On August 4, 2001 CDT requested the Preferred Stock holders to consent to an amendment of the Certificate of Designation for the Preferred Stock. The amendment will cause the mandatory conversion of the Preferred Stock to Common Stock at the rate of 366.66 shares of Common Stock to one Share of Preferred Stock, if the Company raises at least $3 million from the sale of Common Stock by December 3, 2001. The amendment was approved by 75% of Preferred Stock shareholders voting to convert, 1% opposing and 24% failing to respond.

EARNINGS  PER  SHARE

     Employee stock options and stock purchase warrants were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period. Diluted earnings per share is not presented for prior periods because the Company reported a loss for the period or their exercise prices were greater than the average market price of the common stock and therefore would be anti-dilutive.


RELATED  PARTY  TRANSACTIONS

     The Company has a Management and Services Agreement with Fuel Tech. Under the agreement, the Company pays Fuel Tech a fee equal to an additional 3 - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company from Fuel Tech. Charges to the Company, inclusive of the administrative fee, were approximately $17,300 in both the third quarter of 2001 and 2000, respectively.

COMMITMENTS

     Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its PFC technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the

Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the Platinum Plus(R) FBC commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $8,727,273 in 2001 and declining annually to approximately $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense.

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

     In July 2001, the Company finalized an agreement with Mitsui & Co. Ltd. to exclusively license the Company's patented ARIS NOx reduction technology, exclusively in Japan for stationary applications. To date the Company has received $305,000 in license payments from Mitsui related to this agreement, and will receive an additional $190,000 in October 2001. In addition, the Company will receive an ongoing unit royalty on each system Mitsui sells.

     In September 2001 the company signed a license agreement with Global Companies LLC for bulk treatment of diesel fuel with the Platinum Plus fuel additive. Global Companies LLC of Waltham, MA will be the exclusive terminal blender of the Platinum Plus diesel fuel combustion catalyst in New England for delivery to select fuel marketers and fleet customers.


SUBSEQUENT  EVENTS

None

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

     Product sales and cost of sales were $65,000 and $50,000 respectively for the third quarter of 2001 versus $52,000 and $41,000 for 2000. $16,000 and $52,000 of Platinum Plus fuel catalyst sales were recorded in the third quarter of 2001 and 2000 respectively. $434,000 and $60,000 of license and royalty revenues were recorded in the third quarter of 2001 and 2000 respectively. Commercial sales of Platinum Plus fuel catalyst began in 2000 and the Company is in the process of completing distribution agreements with several companies.

     Year-to-date sales and cost of sales were $1,443,000 and $109,000 in 2001 versus $477,000 and $88,000 in 2000. Included in the 2001 revenue is $862,000 of royalty and license income from the RJM Corporation and $428,000 from Mitsui & Co, for the ARIS 2000 NOx reduction technology. CDT will earn a royalty on all future RJM and Mitsui sales of the ARIS systems. CDT recognized $825,000 of license revenue from RJM for the amended April 2001 ARIS license agreement between CDT and RJM in the second quarter. Year-to-date Platinum Plus FBC sales for 2001 were $101,000 versus $82,000 in 2000.

     General and administrative expenses increased $13,000 to $461,000 in the third quarter 2001 versus $448,000 in the same period of 2000. General and administrative expenses have decreased $20,000 to $1,346,000 in the first nine months of 2001 versus $1,366,000 in the comparable period in 2000. The increase in the third quarter and the decrease in the nine months to date are related to the timing of marketing programs and lower professional/administrative fees.

     Research and development expenses decreased $32,000 to $78,000 in 2001 versus $110,000 in the comparable period in 2000. For the year, research and development expenses have declined $161,000 to $254,000 versus $415,000 in the comparable 2000 period. The decrease is attributable to the continued shift from research and development to commercialization that occurred in 2000. In addition, two engineers transferred from CDT to RJM as part of the ARIS 2000 license agreement in early 2000.

     Patent filing expense increased $18,000 to $38,000 in 2001 versus $20,000 in the comparable 2000 period. For the year, patent expense has increased

$41,000 to $138,000 versus $97,000 in the 2000 comparable period. The increase is due to the filing of several new patents and maintenance fees resulting from recently filed patents.

     Interest income decreased $8,000 in 2001 to $3,000 from $11,000 in the comparable period in 2000. For the year, interest income has decreased to $9,000 versus the 2000 comparable interest income of $34,000. This was a result of a decrease in the amount of cash and cash equivalents on hand in the third quarter of 2001.

     Interest expense increased $25,000 in 2001 to $26,000 from $1,000 in the comparable period in 2000. For the year, interest expense has increased to $63,000 versus the 2000 comparable interest expense of $2,000. The increase is due to interest accrued on the Term loan, which is due in May 2002.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     In December 1999, the Company received its U.S. EPA registration for its platinum - cerium fuel catalyst product and began commercial sales of the product. Prior to this time the Company was a development stage enterprise. The Company has been primarily a research and development company that has incurred losses since inception aggregating $18,738,000 (excluding the effect of non-cash preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. The Company continues to be dependent upon sources other than operations to finance its working capital requirements.

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

     In August/September 1999, the Company received gross proceeds of $1.75 million, excluding expenses of $29,000, from private investors for the issuance of an additional 3,500 shares of Preferred Stock. In April 2000, the Company completed a $1.021 million private placement offering of 1,362 Preferred shares, excluding $13,833 of expenses. Therefore, the Company had 13,218 shares of Preferred Stock issued and outstanding at December 31, 2000. and issued 1,405 of preferred shares in May 2001 for the 2000 quarterly dividends declared in 2000. The Company had an additional 1,230 shares of Preferred Stock issuable upon demand for the 2001 dividends declared. At September 30, 2001, the Company had a total of 15,853 issuable shares of Preferred Stock, which are convertible into approximately 5.3 million shares of the Company's Common Stock, ($0.05 par convertible at a rate of 1:333.33).

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

     In July 2001, the Company finalized an agreement with Mitsui & Co. Ltd. to exclusively license the Company's patented ARIS NOx reduction technology, exclusively in Japan for stationary applications. To date the Company has received $305,000 in license payments from Mitsui related to this agreement, and will receive an additional $190,000 in October 2001. In addition, the Company will receive an ongoing unit royalty on each system Mitsui sells.

     Effective as of October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its Platinum Fuel Catalyst ("PFC") technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of Platinum Plus(R) FBC's, commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $8,727,273 in 2001 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense.

     For the nine months ended September 30, 2001 and 2000, the Company used cash of $602,000 and $1,392,000 respectively, in operating activities.

     At September 30, 2001, and December 31, 2000, the Company had cash and cash equivalents of $430,000 and $541,000, respectively. The decrease in cash and cash equivalents in 2001 was the result of the Company's use of its resources to fund operations. The Company anticipates incurring additional losses through at least 2001 as it further pursues its commercialization efforts.

     As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In management's opinion, the Company's cash balance at September 30, 2001, including the license payment from Mitsui, will be sufficient to fund the Company's operations through December 2001. The Company will require additional funds to meet its working capital needs in 2002. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event future financing efforts are not successful. Such plans include reducing expenses and selling or licensing some of the Company's technologies. Accordingly, at September 30, 2001, there is substantial doubt as to the Company's ability to continue as a going concern. See "Liquidity Going Concern" elsewhere herein for additional information.

PART  II. OTHER  INFORMATION

Item  1.  Legal  Proceedings
          None

Item  2.  Changes  in  Securities
          None

Item  3.  Defaults  upon  Senior  Securities
          None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

          On the record date of August 4, 2001, CDT solicited holders of CDT's Series A Convertible Preferred Stock to sign and return to CDT forms of written consent.

          CDT requested the Preferred Stock holders to consent to an amendment of the Certificate of Designation for the Preferred Stock. The amendment adds a new section 3 (v) to the Certificate entitled "Mandatory Conversion by Vote." This new section will cause the mandatory conversion of the Preferred Stock to Common Stock at the rate of 366.66 shares of Common Stock to one Share of Preferred Stock, if the Company raises at least $3 million from the sale of Common Stock by December 3, 2001.

          The amendment was approved. CDT received consents including 3,685,629 (75%) affirmative votes and 50,999 (1%) negative votes. The holders of 1,188,655 (24%) votes did not return their consents. According to the Certificate, 2,924,570 (60%) votes were required to adopt the amendment. The Preferred Stock votes on the basis of 333.33 votes for each share of Preferred Stock of which there were 14,623 shares outstanding and of record on August 4, 2001 entitled to a total of 4,874,284 votes.

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



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date:  November 2, 2001               By:  /s/  Jeremy  D.  Peter-Hoblyn
                                           -------------------------------------
                                           Jeremy  D.  Peter-Hoblyn
                                           President and Chief Executive Officer



Date:  November 2, 2001               By:  /s/  David  W.  Whitwell
                                           -------------------------------------
                                           David  W.  Whitwell