Form 10-K
period 2001-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2002-03-21
CIK 949428

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from                    to
                                   ------------------    --------------------

                           COMMISSION FILE NO. 0-27432

                         CLEAN DIESEL TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          06-1393453
-------------------------------                         ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation of organization)                         Identification Number)

                         SUITE 702, 300 ATLANTIC STREET
                               STAMFORD, CT 06901
                                 (203) 327-7050
           -----------------------------------------------------------
          (Address and telephone number of principal executive offices)

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

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of March 15, 2002: $2.90

Indicate number of shares outstanding of each of the registered classes of Common Stock at March 15, 2002: 11,241,379 shares Common Stock, $0.05 par value.
                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 2002 described in Parts II, III, and IV hereof are incorporated by reference in this report.
================================================================================

                             TABLE OF DEFINED TERMS

TERM              TERM DEFINITIONS
----------------  --------------------------------------------------------------
ARIS(TM) 2000     The Company's Advanced Reagent Injection System for Urea SCR

AIM               Alternative Investment Market of the London Stock Exchange

Bhp               Break horsepower per hour

BUWAL Bundesamt fur Umwelt, Wald und Landschaft (German Federal Office for Environment, Forest and Landscape)

CARB              California Air Resources Board

CDT               Clean Diesel Technologies, Inc.

CNG               Compressed Natural Gas

CO                Carbon Monoxide

CO2               Carbon dioxide

DOCs              Diesel Oxidizing Catalysts

DPFs              Diesel Particulate Filters

EGR               Exhaust Gas Recirculation

FBC               Fuel Born Catalyst

Fuel Tech         Fuel-Tech N. V., an affiliate of the Company

HC                Hydrocarbons

LOE-NOx(TM)       The Company's diesel fuel water emulsion technology

NESCAUM           North East States for Coordinated Air Use Management

NOx               Nitrogen Oxide

PFCs              Platinum Fuel Catalysts

Platinum Plus(R)  The Company's Platinum & Cerium fuel additive

PM                Particulate Matter

SCR               Selective Catalytic Reduction

US EPA            United States Environmental Protection Agency

Usg               US gallons

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

GENERAL

     Combustion engine development is influenced by concern over global warming caused by CO2 emissions from fossil fuels and concern over toxic exhaust emissions. Since CO2 is the result of combustion of fossil fuels, the primary way to reduce CO2 emissions is to reduce fuel consumption. The diesel engine is as much as 40% more fuel-efficient than gasoline engines. Thus, increased use of diesel engines relative to gasoline engines is one way to reduce overall fuel consumption and thereby significantly reduce CO2 emissions. Diesel engines, however, emit higher levels of two toxic pollutants, namely particulates and NOx, than gasoline engines fitted with auto catalysts. Each of these pollutants affects human health and the environment.

     Clean Diesel Technologies, Inc. "the Company", a Delaware corporation with a principal place of business at 300 Atlantic Street, Stamford CT 06901, was formed in 1994 as a wholly owned subsidiary of Fuel Tech to develop technologies for cleaning up harmful emissions from diesel engines while reducing fuel consumption. The Company was spun-off from Fuel Tech in December 1995 by way of a rights issue. Over the past six years, the Company has developed its technologies and is now commercializing Platinum Plus(R) fuel borne catalyst, and the ARISTM 2000 NOx reduction system.

     Management has worked together for over 15 years in the chemical, power, fuel and emission control fields and have brought the Company to the commercialization stage on a cost effective basis by co-operative funding for development and demonstration programs with industry partners. The Company has a strong patent position with 26 US patents issued and five US patent applications pending as well as 63 other international patents issued and 68 international patent applications pending.

TECHNOLOGIES  AND  PRODUCTS

     The Company's products, combined with other devices, can reduce particulate emissions and NOx from diesel engines to or below the emission levels of natural gas engines, while also reducing fuel consumption. This results in a reduction in fuel costs and greenhouse gas emissions, primarily CO2, as well as in emissions of particulates, NOx, CO and unburnt hydrocarbons.

PLATINUM  PLUS(R)

     Platinum Plus is a patented, fuel soluble, fuel borne catalyst, which contains minute amounts of platinum and cerium catalysts. Platinum Plus takes the catalytic action into engine cylinders where it improves combustion thereby reducing particulates, unburnt hydrocarbons and CO emissions as well as improving fuel economy. Recent fleet tests using Platinum Plus have shown improvement in fuel economy of between 3% and 12%. Platinum Plus can be used on its own with either regular or ultra low sulphur diesel fuel to reduce particulate emissions by 10% to 25% while also improving the performance of particulate filters (which trap up to 95% of particulates but in doing so clog up with soot) by burning off the soot particles and further reducing toxic emission components of CO and unburnt hydrocarbons.

     From 1996 to 1999, the Company defined and managed several research and development programs on platinum fuel catalysts which were conducted by Delft Technical University (Netherlands), Ricardo Consulting Engineers (UK), Cummins Engine Company (USA) and Southwest Research Institute (USA). Through its strategy of using independent test houses, the Company's small technical team has been able to run several programs on a cost effective basis while bringing in a wide range of expertise. Most importantly, the results have been independently derived.

     Development of Platinum Plus was completed in 1999. In December of that year, the Company received its US EPA registration of Platinum Plus for use in bulk fuel by refiners, distributors and fleets. In 2000, the Company completed the European VERT certification protocol for particulate filters and additives for use with particulate filters and in 2001 BUWAL approved Platinum Plus for use as a fuel borne catalyst with particulate filters.

     Over the past 18 months, seven large fleet demonstration trials have been carried out in the US in a range of industries including the beverage delivery, waste hauling, grocery and fuel delivery. The improvement in fuel economy from using Platinum Plus ranged from 3% to 12% with an average 6% improvement. The best results were generally attributable to short haul "stop and go" driving where Platinum Plus has the greatest opportunity to improve the combustion process. The field testing programs have confirmed the 3% to 8% improvement measured on engine test beds at both Cummins Engine Company and the Southwest Research Institute.

ARIS  2000(TM)

     The ARIS 2000 (advanced reagent injection system) is a patented injection system for the reduction of NOx emissions from diesel engines. The system comprises a single fluid computer-controlled injector that provides precise injection of non-toxic urea-based reagents into the exhaust of a stationary or mobile engine where it converts NOx across a catalyst to nitrogen and water vapor. The system has shown NOx reductions of up to 90% or more on a steady state operation and of up to 85% in transient operations. This process, known as selective catalytic reduction (SCR), has been in use for many years in power stations and is considered by management to be well proven. ARIS 2000 is a miniature version of the SCR injection system. It is designed for volume production and is applicable to both stationary diesel engines for power generation and mobile diesels used in trucks, buses, trains and boats.

     In 1996, the Company recruited a small team to develop an injection system for NOx control. The Company's target technical specifications for the system were based on the assumption that new emission control requirements would force NOx emission levels from diesel engines down very significantly to levels similar to those required for gasoline engines fitted with auto catalysts. From 1997 to 1998, the Company investigated and patented several methods of achieving this by using urea and other ammonia precursors in both liquid and solid form. In 1998 and 1999, the Company produced prototypes, which were tested both by potential customers and on a test rig. Subsequently, pre-production units were made and supplied to engine manufacturers for selected test programs. The Company sold the first commercial systems in late 1998 and in early 1999. During 1998 and 1999, the Company also produced prototypes of the mobile ARIS system. Both systems use the same controls and injectors. The Company is seeking partners to complete the development and commercialization of the mobile ARIS system.

THE  MARKET  AND  THE  REGULATORY  ENVIRONMENT

     Clean Diesel estimates that worldwide annual consumption of diesel fuel amounts to approximately 200 billion usg. Consumption in the major markets is summarized as follows:

                                                     Annual consumption of
                                                  diesel fuel - billion usg/year
United States                                                                 50
Europe                                                                        60
Pacific Rim                                                                   50
Rest of the World                                                             40
                                                                ----------------
                                                                             200
                                                                ================

NEW  DIESEL  ENGINES

     While engine manufacturers have, to date, met emissions regulations by engine design changes (which tend to increase fuel consumption), management believes that further reductions can only be achieved by using combinations of cleaner burning fuels and after treatment systems such as diesel particulate filters and catalytic systems for NOx reduction.

     There is an immediate market for NOx reduction systems for stationary diesel engines, many of which are used in power generation. Some 9,000 new high horse power engines are sold each year. An SCR system comprising an ARIS 2000 injection system and a suitable catalyst is being sold into this market by the RJM Corporation (a licensee of the ARIS 2000 technology).

     In the last two years, emissions regulations for new mobile diesel engines in the major world markets have continued to tighten. Emission levels which came into effect in 1999 for new vehicles were some 40% to 90% less than levels of the mid 1980s. Regulations for introduction over the next seven years in Europe, the United States and Japan should reduce emission levels by 85% to 99% below the mid 1980s levels. The market for mobile NOx reduction systems is expected by management to develop between 2004 and 2007 in conjunction with the release of these new regulations, which are expected to call for particulate emissions and NOx limits of 0.01 and 0.2g/bhp hour respectively on new engines.

     In the opinion of management, the US market for diesel engines is expected to grow significantly in the next few years based on fuel economy considerations if NOx and particulate emissions can be controlled. Engine manufacturers have indicated that the regulations for 2007 cannot be met without NOx and/or particulate after treatment.

     In Europe, where diesel vehicles represent nearly 26% of all new vehicles sold, two of the larger manufacturers have announced plans to introduce vehicles with additive/filter systems. In this application, the additive is part of an onboard dosing system. In Europe, regulations for heavy-duty vehicles for 2005 may require the use of particulate filters. Japan is proposing requirements for particulate filters as early as 2003 on new heavy duty diesels.

EXISTING  DIESEL  ENGINES  AND  THE  RETROFIT  MARKET

     While much of the regulatory pressure and the response from engine manufacturers has been focused on new engine emissions, there is increasing concern over pollution from existing diesel engines which have a life of some 30 years or more and hence there is a growing interest in the potential for retrofitting diesel engines with emission reduction systems. These include stationary diesels, construction equipment and public transportation vehicles such as buses as well as truck fleets.

     In 1998, CARB declared diesel particulates to be toxic and in 2000, it proposed reductions in particulate emissions from over one million existing engines in California as well as more stringent controls for new engines. In March 2000, the US EPA announced a program to provide emissions credits for reduction in emissions from existing heavy-duty diesel engines. The US EPA has stated its objective for retrofitting more than 100,000 vehicles with particulate controls by the end of 2002. In response, areas such as Houston, Sacramento and Seattle are known to be proposing retrofit programs.

     Japan has announced a retrofit program, which would require all diesel vehicles residing or passing through Tokyo to install particulate matter traps phasing in between April 2003 and April 2006.

MARKET  OPPORTUNITY

     Continuing tightening of clean air standards, emission control regulations, pressure for fuel efficiency and growing international awareness of the greenhouse effect provide the Company with a substantial opportunity in world markets.

     Without compromising the fuel economy benefits of diesel, a significant reduction of particulate and NOx emissions can only be achieved using combinations of improved engine design, cleaner burning fuels and after treatment systems such as diesel particulate filters and catalytic systems. The Company's Platinum Plus (which improves combustion catalytically) and the ARIS 2000 technology (which allows engines to be tuned for best fuel economy while reducing NOx emissions) can form key components of both these after treatment systems.

     The convergence of requirements for emission compliance and the high cost of fuel, make the use of the Company's products economical. With diesel fuel selling at about $1.50 per usg in the United States, the fuel economy improvement alone pays for the use of Platinum Plus. A fuel saving of 3% will provide a payback to US fleet operators. Platinum Plus in controlled fleet tests showed an average of 6% fuel economy improvement. In Europe, where in some countries diesel fuel retails for as much as $4.00 per gallon, because of the high tax component, fuel economy benefits are even more pronounced.

     Accordingly, there are two basic market drivers for the Company's products, namely from customers who want fuel economy or customers who need to reduce emissions. Most customers for Platinum Plus can be categorized as: OEM engine manufacturers for emission control; retrofit of existing engines for emission control; and fuel economy customers (fleets).

MARKETING  STRATEGY  AND  COMMERCIALIZATION

     The Company's plan is to supply finished fuel additive products direct in certain North American markets and to license its ARIS 2000 NOx reduction technology and Platinum Plus products for international markets and in some sectors of the North American market. Large chemical and additive companies will be supplied platinum concentrate by the Company and they will blend and market Platinum Plus. The Company believes its strategy of licensing represents the most efficient way to gain widespread distribution quickly and exploit worldwide demand for its technologies.

Over the past 18 months, the Company has entered into a number of license and/or marketing agreements.

     - The Company has licensed the RJM Corporation to market exclusively the ARIS 2000 technology for stationary, marine and railroad diesels in the Americas. The market in the US alone is estimated at over 9,000 new engines per year with an installed base of over 150,000 engines. Clean Diesel received $1.1 million in license revenue over the first 18 months from the RJM Corporation and is receiving a $1,500 to $2,500 royalty on each unit sold.
     - The Company has exclusively licensed Mitsui & Co., Ltd. ("Mitsui" ) to market the ARIS 2000 technology for stationary engines in Japan. The Company received $495,000 in non-refundable up front license fees and will earn a $1,500 to $2,500 royalty on each unit sold.

     - Mobile ARIS licenses - Several parties are in discussions with the Company for non-exclusive licenses for the mobile NOx retrofit market in the United States and Mitsui has an option for exclusive marketing and sales rights for the ARIS 2000 mobile technology in Japan.
     - The Lubrizol Corporation is exclusively licensed for the use of Platinum Plus for filter applications in Europe.
     - Baker Petrolite Corporation (a division of Baker Hughes) is licensed for the non-exclusive distribution of Platinum Plus to refiners and terminals in the United States.
     - Global Companies, LLC is licensed to supply Platinum Plus to fleets in New England, as the exclusive refiner distributor.
     - An agreement has been signed with ValvTect Petroleum Products (a division of RPM, Inc.) for the supply of Platinum Plus to fleets and oil jobbers in the United States.

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

     In December 1996, the United Kingdom Ministry of Health's Committee on Toxicity reviewed the product and all the data submitted by the Company and in its response stated "The Committee is satisfied that the platinum emission from vehicles would not be in an allergenic form and that the concentrations are well below those known to cause human toxicity." In 1997, Radian Associates reviewed the Company's data and the literature on platinum health effects and concluded, "the use of Clean Diesel Technologies Platinum containing diesel fuel additive is not expected to have a adverse health effect on the population under the condition reviewed." Radian also concluded that emissions of platinum from the additive had a margin of safety ranging from 2,000 to 2,000,000 times below workplace standards.

SOURCES  OF  SUPPLY

     The Company has outsourcing arrangements with two companies in the precious metal refining industry and may make arrangements with others. The Company has made the product itself in the past but considers outsourcing to a precious metal refinery to be more cost effective. The Company has established several sources of cerium to use in its bimetallic diesel additive.

RESEARCH  AND  DEVELOPMENT

     During 2001, the Company employed 3 individuals, including two executive officers, in engineering and product development. During the years ended December 31, 2001, 2000, and 1999, the Company's research and development expenses exclusive of patent costs totaled approximately $365,000, $534,000, and $827,000, respectively. The Company expenses all research and development costs as incurred.

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

EMPLOYEES

     The Company has six full-time employees. In addition, one executive officer of Fuel Tech provides management and legal services for the Company pursuant to a Management and Services Agreement between Fuel Tech and the Company on an as needed basis. The Company also retains two outside technical consultants on specific projects related to platinum, engines and NOx reduction and retains several outside marketing agents.

     The Company enjoys good relations with its employees and is not a party to any labor management agreements.

RISK  FACTORS  OF  THE  BUSINESS

     Investors in the Company should be mindful of the following risk factors relative to the Company's business:

LIQUIDITY  &  CONTINUING  OPERATING  LOSSES

     Prior to 2000, the Company was a development stage business and has incurred losses since inception totaling $19,385,000 (excluding the effect of non-cash preferred stock dividends). At the date of this report, the Company has cash resources estimated to be sufficient for its needs through the second quarter 2003. See the text below under the captions "Liquidity and Sources of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

     The Company has had minimal revenues through December 31, 2001. The Company expects to continue to incur operating losses at least through 2002. There can be no assurance that the Company will achieve or sustain significant revenues or profitability in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

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

NEED  FOR  REGISTRATION

     The Company needs to comply with registration requirements for each territory in which it sells its products. The Company received its registration from USEPA under Tier 1 of 211(b) registration for its platinum - cerium additive in December 1999. It can sell the product with its current registration status, which provides for pass through rights for the additive companies to use the product without further registration. However, there are provisions in the Act under which EPA could require further testing. The EPA has not exercised these provisions yet for any additive. In Europe, the Company has registered in Switzerland and is registering in Germany. Further testing could be needed in these or other territories.

     The Company's business is impacted by air quality regulations and regulations governing vehicle emissions as well as emissions from stationary engines. If such regulations were to be abandoned or held invalid, the Company's prospects would be adversely affected.

NO  ASSURANCES  OF  ADDITIONAL  FUNDING

     The Company may seek additional funding in the form of a private offering of additional shares of the Company's equity securities. Any offering of such securities may result in dilution to the stockholders of the Company. The ability of the Company to consummate financing will depend on the status of the Company's marketing programs, and field trials, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available if needed, or on terms acceptable to the Company. In the event that the Company needs additional funds and is unable to raise such funds, the Company may be required to delay, scale back, or severely curtail its operations or otherwise impede its ongoing commercialization, which could have a material adverse effect on the Company's business, operating results, financial condition and long-term prospects. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

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

RELATIONSHIP  WITH  FUEL  TECH;  CONFLICTS  OF  INTEREST

     One Director/Officer of Fuel Tech and its subsidiaries is also a Director/Officer of the Company, and Fuel Tech as a 16.3% common stockholder, is in a position involving the possibility of conflicts of interest with respect to transactions concerning the Company, if any transactions were to occur. The Company currently has four directors independent of Fuel Tech, see Item 13, "Certain Relationships and Related Transactions" and Subsequent Events footnote in Item 8.

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

PLATINUM  PRICE

     The cost of platinum may have a direct impact on the future pricing and profitability of the Platinum Plus FBCs. Although the Company intends to minimize this risk through various purchasing and hedging strategies, there can be no assurance that the Company will be able to do so. A significant prolonged increase in the price of platinum could have a material adverse effect on the Company's business, operating results and financial condition.

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

FACILITIES

     The Company has leased for administrative purposes 2,900 square feet of office space at 300 Atlantic Street, Stamford, Connecticut. The Company has a signed a lease extension for the period March 1, 1999, through February 28, 2002, and agreed to a six month lease extension through August 2002, with 3 months notice to terminate after that through December 2002. The lease has an annual cost of $116,000.

PATENTS  AND  TECHNOLOGY  ASSIGNMENTS

     The Company's technology is comprised of patents, patent applications, trade or service marks, data, and know-how. This technology was acquired by assignment from Fuel Tech or developed internally. This assignment agreement provides for running royalties of 2.5% of gross revenues derived from the sale of the PFCs, commencing in 1998 and terminating in 2008. The Company may at any time terminate this royalty obligation by payment to Fuel Tech of amounts in 2002 of $7.6 million and declining annually to $1.1 million in 2008. The Company, as owner, maintains the technology at its expense.

     During 2001, the Company filed two additional US patent applications and 15 international patent application. The Company now has a total of 26 US patents granted and 63 international patents. There are currently five US patent applications pending and 68 international applications pending. These patents and patent applications cover the means of controlling the four principal emissions from diesel engines (NOx, particulates, CO, and HC).

ITEM  3.     LEGAL  PROCEEDINGS

          The  Company  is  not  involved  in  any  legal  proceedings.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On December 10, 2001 CDT requested the Preferred Stockholders consent to the conversion of the Preferred Stock. In return, the mandatory conversion rate was increased to 373.33.

     The amendment approved with CDT receiving 3,936,960 (81%) affirmative votes, 0 negative (0%) votes and the holders of 937,324 (19%) votes did not return their consent. According to the Certificate, 2,924,570 (60%) votes were required to adopt the amendment. The Preferred Stock votes on the basis of
333.33 votes for each share of Preferred Stock of which there were 14,623 shares outstanding and of record on December 10, 2001, entitled to a total of 4,874,284 votes.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON  STOCK

     The  Company's  Common  Stock  is  traded in the US in the over-the-counter
(OTC) market and on the London Stock Exchange through the AIM. Reports of transactions of the Company's shares are available on the OTC Electronic Bulletin Board (Symbol CDTI) and on the London Stock exchange (Symbol CDT and
CDTS). At March 14, 2002, there are 179 registered holders and approximately 979 beneficial holders of Common Stock.

     No dividends have been paid on the Company's Common Stock and the Company does not intend to pay dividends on these shares in the foreseeable future.

                                                      OTC         LONDON STOCK EXCHANGE
                                                BULLETIN BOARD              AIM
                                                   (IN US$)              (IN GBP)
    STOCK PRICE DATE:                          HIGH         LOW       HIGH      LOW
    ---------------------------------------  -----------  --------  --------  --------
   1st Quarter  2000. . . . . . . . . . . . . . 3.75          1.63        --        --
   2nd Quarter  2000. . . . . . . . . . . . . . 2.63          1.25        --        --
   3rd Quarter  2000. . . . . . . . . . . . . . 2.50          1.63        --        --
   4th Quarter  2000. . . . . . . . . . . . . . 2.06          0.81        --        --

   1st Quarter  2001. . . . . . . . . . . . . . 1.19          0.81        --        --
   2nd Quarter  2001. . . . . . . . . . . . . . 2.38          1.48        --        --
   3rd Quarter  2001. . . . . . . . . . . . . . 2.15          1.50        --        --
   4th Quarter  2001. . . . . . . . . . . . . . 2.65          1.60      1.63      1.64

SALES  AND  USES  OF  UNREGISTERED  SECURITIES  DURING  THE  PERIOD

     Pursuant to a Regulation S exemption with respect to an offshore placement and a Sec.4 (2) private placement exemption under the Securities Act of 1933 (the "Act"), the Company sold, effective December 28, 2001, 2,580,664 shares of its Common Stock. The price of the Common Stock was 1.40 GBP per share (approximately $2.00 per share). The Company also converted 15,897 shares of Series A Preferred Stock into 5,934,829 shares of Common Stock, which reflects a 12% premium (373.33 common shares per one Series A Preferred share). The proceeds of the Common Stock issuance and Series A Preferred Stock conversion of approximately $3.721 million (net of expenses and $0.817 million in term loan re-payment) will be used for general corporate purposes of the Company.

     Also pursuant to Regulation S and Sec.4 (2) exemptions from registration under the Act, the Company, under a $1 million Loan Facility Agreement effective November 14, 2000, issued to private lenders $500,000 of its Senior Promissory Notes and Warrants to purchase 75,000 shares of the Company's Common Stock. In March 2001, the Company issued an additional $500,000 of its Senior Promissory Notes and Warrants to purchase 25,000 shares of the Company's Common

Stock. In December 2001, in exchange for Common Stock, the Company retired $750,000 of its Senior Promissory Notes including accrued interest of 10% per annum.

ITEM  6.     SELECTED  FINANCIAL  DATA

     The Company was incorporated on January 19, 1994, as a wholly owned subsidiary of Fuel Tech. Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock, with Fuel Tech retaining a 27.6% ownership interest in the Company. In 2001 and 2000, the Company obtained $3.721 million and $1.021 million of proceeds, respectively, through private placement sale of shares of its Common Stock and Series A Convertible Preferred Stock (the "Series A Preferred Stock"), respectively. As a participant in these financings, Fuel Tech owns 1,825,119 shares of the Company's Common Stock and has an approximate 16.3% interest in the Company at December 31, 2001.

     As discussed elsewhere herein, prior to 2000, the Company was a development stage business. The following selected data are derived from the financial statements of Clean Diesel Technologies, Inc. The data should be read in conjunction with the financial statements, related notes and other financial information herein.

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                               -----------------------------------------
                                                2001    2000     1999     1998    1997
                                               ------  -------  -------  ------  -------
STATEMENTS OF OPERATIONS DATA                    (in thousands, except per share data)

Product Revenue                                $  176  $  199   $  142   $   46  $  199
License and Royalty Revenue                     1,424     383
                                               ------  -------  -------  ------  -------
Total Revenues                                  1,600     582      142       46     199
Costs and expenses:
Cost of product sales                             117     133       81       29     132
General and administrative                      1,858   1,799    1,585    1,515   1,730
Research and development                          365     534      827    1,009   1,985
Patent filing and maintenance                     196     152      134      156     237
                                               ------  -------  -------  ------  -------

Loss from operations                              936   2,036    2,485    2,663   3,885
Interest (income) expense, net                    170     (35)     (44)      57    (121)
Cost of withdrawn Rights Offering                  --      --       --      264      --
                                               ------  -------  -------  ------  -------
Net loss before preferred stock dividends       1,106   2,001    2,441    2,984   3,764

Preferred Stock Dividend (non-cash)               621     712      393       --      --
One-time Preferred Stock conversion premium     1,276      --       --       --      --
One-time imputed non-cash preferred dividend       --      --    1,750       --      --

Net loss attributable to common stockholders   $3,003  $2,713   $4,584   $2,984  $3,764
                                               ======  =======  =======  ======  =======

Basic and diluted loss per common share        $ 1.08  $ 1.03   $ 1.77   $ 1.19  $ 1.50

Weighted-average shares outstanding             2,777   2,631    2,594    2,517   2,517

Cash dividends paid                            $ 0.00  $ 0.00   $ 0.00   $ 0.00  $ 0.00

                                                               DECEMBER 31,
                                               -----------------------------------------
                                                2001    2000     1999     1998    1997
                                               ------  -------  -------  ------  -------
BALANCE SHEET DATA                                           (in thousands)

Current assets                                 $4,612  $  965   $1,311   $1,940  $1,682
Total assets                                    4,658   1,057    1,346    1,985   1,750
Current liabilities                               808     400      494      686     894
Long-term liabilities                             368     808      196       --     395
Working capital                                 3,804     565      817    1,254     788
Stockholders' equity (deficit)                  3,482    (151)     656    1,299     461

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

RESULTS  OF  OPERATIONS
2001  VERSUS  2000

     Revenues and cost of product sales were $1,600,000 and $117,000, respectively, in 2001 versus $582,000 and $133,000, respectively, in 2000. The 2001 revenues consist of Platinum Plus sales, ARIS 2000 system sales and ARIS license revenue and royalties.

     The Company has received its EPA registration of the platinum-cerium additive. Field trials of the platinum-cerium additive started in 2000 and have continued in 2001. In 2001, sales of the platinum-cerium additive totaled
$114,000. Based on initial trial results and licensing agreements, ongoing revenues from sales of its Platinum Plus additive are expected from distributors, refiners, additive marketing companies and fleets.

     The Company identified a market opportunity for urea selective catalytic reduction (SCR) systems for use with stationary diesel engines primarily for power generation. The ARIS 2000 is a single fluid injection and metering system complete with an electronic control unit that can be integrated with engine electronic and diagnostic systems. The Company has licensed the ARIS 2000 system for stationary diesel engines in North, South and Central America to the RJM Corporation and completed a license with Mitsui for Japan with an option on the mobile ARIS technology. Total sales of systems and license/royalties of the ARIS 2000 in 2001 was $62,000 and $1,424,000 respectively versus $84,000 and $306,000 in 2000 respectively. The Company and its licensee have sold and installed over 100 systems. The Company believes that the ARIS 2000 NOx reduction system has applications for both stationary engines and mobile engines. While the ARIS system for stationary use is being sold commercially, the ARIS system for mobile applications needs further development from the present prototype stage. The Company believes that the ARIS 2000 system can most effectively be commercialized through licensing several companies with a related business in these markets. The Company is actively seeking to license the mobile technology and the stationary technology in Europe and Asia.

     General and administrative expenses increased to $1,858,000 in 2001 from $1,799,000 in 2000. The increase is the result of non-cash warrant expense associated with investor relation activities partially offset by lower travel expense in 2001. Research and development expenses decreased to $365,000 in 2001 from $534,000 in 2000. The continued reduction in 2001 is due to the shift in focus from research and development to commercialization.

     Patent filing and maintenance expenses increased to $196,000 in 2001 versus $152,000 in 2000. The increase is due in part to maintaining the patents and filing new applications. Interest income decreased to $11,000 in 2001 from $38,000 in 2000. Interest expense increased to $181,000 in 2001 from $3,000 in 2000 due to interest expenses associated with the Term Loan financing arrangement.

     In 2001, the Company recorded $1,897,000 of in-kind preferred stock dividends on its Series A Preferred Stock. In 2000, the Company recorded $712,000 of in-kind preferred stock dividends on its Series A Preferred Stock.

2000  VERSUS  1999

     Revenues and cost of product sales were $582,000 and $133,000, respectively, in 2000 versus $142,000 and $81,000, respectively, in 1999. The 2000 revenues consist of Platinum Plus sales and license revenues, ARIS 2000 license revenues and royalties and ARIS 2000 system sales.

     The Company has received its EPA registration of the platinum-cerium additive. Field trials of the platinum-cerium additive started in 1999 and have continued in 2000. In 2000, sales of the platinum-cerium additive and license revenue, totaled $115,000 and $77,000 respectively. Based on initial trial results, ongoing revenues from sales of its Platinum Plus additives are expected from sales to fleets and aftermarket products and in later years to engine manufacturers for inclusion with an "onboard dosing" system on new vehicles.

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

     In 2000, the Company recorded $712,000 of in-kind preferred stock dividends on its Series A Preferred Stock. In 1999, the Company recorded $393,000 of in-kind preferred stock dividends on its Series A Preferred Stock. In addition, a one-time non-cash charge reflected as a preferred stock dividend of $1.75 million was recognized for the difference between the conversion price of the Preferred Stock and the quoted market price of the Company's common stock at the date of issuance. (See Footnote 2, "Significant Accounting Policies" to the accompanying financial statements).

LIQUIDITY AND SOURCES OF CAPITAL

     Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception aggregating $19,385,000 (excluding the effect of the preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although the Company started selling limited quantities of product in 1999 and licensing revenue in 2000 and 2001, sales and revenue to date have been insufficient to cover operating expenses, and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

     For the years ended 2001, 2000, and 1999, the Company used cash of $725,000, $1,872,000, and $2,518,000, respectively, in operating activities.

     At December 31, 2001, and December 31, 2000, the Company had cash and cash equivalents of $4,023,000 and $541,000, respectively. The increase in cash and cash equivalents in 2001 was due to $3.7 million raised through the issuance of the Company's Common Stock in December 2001. Working capital increased to
$3,803,000  at  December  31,  2001,  from  $562,000  at December 31, 2000.  The
Company anticipates incurring additional losses through at least 2002 as it further pursues its commercialization efforts.

     The Company signed an agreement with the RJM Corporation on February 2, 2000 that licensed RJM to sell CDT's ARIS 2000 NOx control system for all stationary, marine, and locomotive applications in North, Central, and South America. Under terms of the agreement CDT received an initial $360,000 license fee and inventory payment.

     In April 2001, the Company amended its February 2000 ARIS Stationary NOx Reduction license agreement with the RJM Corporation. Under the amended terms of the license agreement, the Company received two fixed non-refundable payments of $412,500 each on June 1 and September 1 in lieu of potentially receiving $1,040,000 on the second or third anniversary of the license agreement. The Company will continue to receive unit royalties on future sales of stationary, marine or locomotive applications by RJM.

     In June 2000, the Company received a $160,000 payment from Mitsui for a short-term exclusive license for Platinum Plus fuel borne catalyst and ARIS 2000 diesel emission reduction technologies. In addition to the exclusive license, Mitsui received an ARIS 2000 system, Platinum Plus product and diesel emissions consulting services from CDT. The Company recognized sales revenues for these products when they shipped and the license revenue was pro-rated over the six-month license period.

     In August 2001, the Company completed a license agreement with Mitsui for CDT's ARIS 2000 NOx control system for all stationary diesel power generators in Japan. Under the agreement, the Company received non-refundable upfront license payments of $495,000 and will receive ongoing standard royalties on each system sold by Mitsui. Mitsui also has an option to license the ARIS technology for mobile applications in Japan for an additional license fee.

     In November 2000, the Company secured a $1,000,000 privately financed term loan facility. In December 2000, the Company drew down $500,000 of the term loan facility and in March 2001 the remaining $500,000 of the term loan was drawn down. As part of the private placement stock transaction in December 2001, $750,000 of the outstanding term loan plus accrued interest was converted to common stock.

     In December 2001, the Company received $3.721 million (net of expenses and term loan repayment) through a private placement of 2,580,664 shares of its common stock. In conjunction with the private placement, the Company converted all of its Series A Preferred Stock to Common Stock. All of the Company's Common Stock shares were registered to trade on the AIM of the London Stock Exchange.

     As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In management's opinion, the Company's cash balance at December 31, 2001 will be sufficient to fund the Company's operations through the second quarter 2003. The Company may require additional capital to fund its future operations. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, the Company is not subject to any significant market risk exposure. See "Risk Factors of the Business - Platinum Price" in Item 1, "Business."

     The Company generally receives all income in United States dollars. The Company typically makes several small payments monthly in various foreign currencies for patent expenses, product tests and registration, local marketing and promotion and consultants.

ITEM  8.  FINANCIAL  STATEMENTS


                         Report of Independent Auditors



The Board of Directors and Stockholders
Clean Diesel Technologies, Inc.


     We have audited the accompanying balance sheets of Clean Diesel Technologies, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.




                                                           /S/ ERNST & YOUNG LLP

Stamford, Connecticut
March 4,  2002

CLEAN DIESEL TECHNOLOGIES, INC.
BALANCE SHEET                                                  (IN THOUSANDS EXCEPT SHARE DATA)

                                                                          DECEMBER 31,
                                                                       --------------------
                                                                         2001       2000
                                                                       ---------  ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                              $  4,023   $    541
Accounts receivable                                                         197         50
Inventories                                                                 296        287
Other current assets                                                         96         87
                                                                       ---------  ---------
TOTAL CURRENT ASSETS                                                      4,612        965
Other assets                                                                 46         92
                                                                       ---------  ---------
TOTAL ASSETS                                                           $  4,658   $  1,057
                                                                       =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES:
Notes payable                                                          $    250   $     --
Accounts payable and accrued expenses                                       558        400
                                                                       ---------  ---------
     TOTAL CURRENT LIABILITIES                                              808        400

Notes payable                                                                --        500
Deferred compensation and pension benefits                                  368        308
                                                                       ---------  ---------
     TOTAL LONG TERM LIABILITIES                                            368        808

STOCKHOLDERS' EQUITY(DEFICIT):
Preferred Stock, par value $0.05 per share,
  authorized 80,000 , no shares issued and outstanding
Series A Convertible Preferred Stock, par value $0.05 per share,
  $500 per share liquidation preference, authorized 20,000 shares,
  14,623 shares issued and outstanding in 2000.                              --          1
Common Stock, par value $0.05 per share, authorized
  15,000,000 shares, issued and outstanding 11,214,280
  and 2,660,611 shares                                                      561        133
Additional paid-in capital                                               27,058     20,849
Accumulated deficit                                                     (24,137)   (21,134)
                                                                       ---------  ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      3,482       (151)
                                                                       ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $  4,658   $  1,057
                                                                       =========  =========

See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS                    (IN THOUSANDS EXCEPT PER SHARE DATA)

                                              FOR THE YEARS ENDED  DECEMBER 31,
                                              ---------------------------------
                                                 2001       2000       1999
                                               ---------  ---------  ---------
Product revenue                                $    176   $    199   $    142
License and royalty revenue                       1,424        383          -
                                               ---------  ---------  ---------
Total revenue                                     1,600        582        142

Costs and expenses:
Cost of sales                                       117        133         81
General and administrative                        1,858      1,799      1,585
Research and development                            365        534        827
Patent filing and maintenance                       196        152        134
                                               ---------  ---------  ---------

Loss from operations                                936      2,036      2,485
Interest income                                     (11)       (38)       (46)
Interest expense                                    181          3          2
                                               ---------  ---------  ---------

Net loss before preferred stock dividends         1,106      2,001      2,441
Preferred Stock dividends (non-cash)                621        712        393
Preferred Stock conversion premium (non-cash)     1,276         --         --
One-time imputed non-cash preferred dividend         --         --      1,750
                                               ---------  ---------  ---------

Net loss attributable to common stockholders   $  3,003   $  2,713   $  4,584
                                               =========  =========  =========

BASIC AND DILUTED LOSS PER
  COMMON SHARE                                 $   1.08   $   1.03   $   1.77
                                               =========  =========  =========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              2,777      2,631      2,594
                                               =========  =========  =========

See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)                                           (IN THOUSANDS)

                                     Series A Convertible                                                    Total
                                        Preferred Stock    Common Stock    Additional                    Stockholders'
                                       -----------------  ---------------    Paid-In      Accumulated       Equity
                                       Shares    Amount   Shares  Amount     Capital        Deficit        (Deficit)
                                       -------  --------  ------  -------  ------------  -------------  ----------------
BALANCE AT DECEMBER 31, 1998              7.6         1    2,544      127       15,008        (13,837)            1,299
Net loss for year                          --        --       --       --       (2,441)        (2,441)
Sale of Series A Preferred Stock          3.5        --       --       --        1,750             --             1,750
Stock options exercised                    --        --       12        1            4             --                 5
Payment of directors' fees in
  common stock                             --        --       38        2           41             --                43
One-time preferred dividend                --        --       --       --        1,750         (1,750)               --
Declared but not issued preferred
  dividend                                 --        --       --       --          393           (393)               --
                                       -------  --------  ------  -------  ------------  -------------  ----------------

BALANCE AT DECEMBER 31, 1999             11.1   $     1    2,594  $   130  $    18,946   $   ( 18,421)  $           656
Net loss for year                          --        --       --       --           --         (2,001)           (2,001)
Issuance of preferred stock dividends      .7        --       --       --           --             --    -           --
Sale of Series A Preferred Stock          1.4        --       --       --        1,021             --             1,021
Issuance of common stock warrants          --        --       --       --          122             --               122
Stock options exercised                    --        --       27        1            6             --                 7
Payment of directors'  fees in
  common stock                             --        --       39        2           42             --                44
Declared but not issued preferred
  dividend                                1.4        --       --       --          712           (712)               --
                                       -------  --------  ------  -------  ------------  -------------  ----------------

BALANCE AT DECEMBER 31, 2000             14.6   $     1    2,660  $   133  $    20,849   $    (21,134)  $          (151)
Net loss for year                          --        --       --       --           --         (1,106)           (1,106)
Issuance of common stock warrants          --        --       --       --          157             --               157
Payment of directors'  fees in
  common stock                             --        --       26        1           40                               41
Stock options exercised                    --        --       13        1            2             --                 3
Declared but not issued preferred
  dividend                                1.2        --       --       --          621           (621)               --
Conversion of Preferred Shares to
  common stock                          (15.8)       (1)   5,299      265         (264)            --                --
Premium (12%) paid to preferred
  shareholders for conversion to
  common stock                             --        --      636       32        1,244         (1,276)               --
Issuance of common stock                   --        --    2,175      109        3,612             --             3,721
Term loan and related interest
  conversion to common stock               --        --      405       20          797             --               817
                                       -------  --------  ------  -------  ------------  -------------  ----------------

BALANCE AT DECEMBER 31, 2001               --   $    --   11,214  $   561  $    27,058   $    (24,137)  $         3,482
                                       =======  ========  ======  =======  ============  =============  ================

See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS                                                      (IN THOUSANDS)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2001       2000        1999
                                                           ---------  ---------  ----------
OPERATING ACTIVITIES
Net loss before preferred dividends                        $ (1,106)  $ (2,001)  $  (2,441)
Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation                                                 11         10          18
    Amortization of deferred financing costs                     91         --          --
    Interest expense from term loans converted to common
         shares                                                  65         --          --
    Compensatory stock warrant                                  120         61          --
Changes in operating assets and liabilities:
    Account receivable                                         (147)        (4)        (46)
    Inventories                                                  (9)        34        (102)
    Other current assets                                         (9)       (35)          6
    Accounts payable and accrued expenses                       259         63          47
                                                           ---------  ---------  ----------
Net cash used in operating activities                          (725)    (1,872)     (2,518)
                                                           ---------  ---------  ----------

INVESTING ACTIVITIES
Purchase of fixed assets                                        (17)        (7)         (8)
                                                           ---------  ---------  ----------
Net cash used in investing activities                           (17)        (7)         (8)

FINANCING ACTIVITIES
Proceeds from exercise of stock options                           3          7           5
Proceeds from term loans                                        500        500          --
Proceeds from issuance of common stock, net                   3,721      1,021       1,750
                                                           ---------  ---------  ----------

Net cash provided by financing activities                     4,224      1,528       1,755
                                                           ---------  ---------  ----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                          3,482       (351)       (771)
Cash and cash equivalents at beginning of period                541        892       1,663
                                                           ---------  ---------  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  4,023   $    541   $     892
                                                           =========  =========  ==========

NON-CASH ACTIVITIES

Preferred Stock dividend                                   $    621   $    712   $     393
Preferred Stock conversion premium (non-cash)                 1,276         --          --
One-time imputed non-cash preferred dividend                     --         --       1,750
Conversion of term loans and related interest into
common stock                                                    817         --          --

See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS

     Clean Diesel Technologies, Inc. (the "Company" or "CDT") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock, and reduced its ownership in the Company's Common Stock to 27.6%. As a result of additional equity offerings in subsequent years, Fuel Tech currently holds a 16.3% interest in the Company as of December 31, 2001.

     The Company is a specialty chemical and energy technology company supplying fuel additives and proprietary systems that reduce harmful emissions from internal combustion engines while improving fuel economy. Prior to 2000, the Company was a development stage enterprise devoted to research, development, and commercialization of platinum fuel catalysts (PFCs) and Nitrogen Oxide (NOx) reduction technologies for diesel engines. During December 1999, the Company received its EPA registration for its platinum - cerium product and recorded its first commercial sales. Accordingly, in the opinion of management the Company was no longer a development stage enterprise. The success of the Company's technologies will depend upon the commercialization opportunities of the technologies and governmental regulations, and corresponding foreign and state agencies.

As a result of the Company's recurring operating losses ($19,385,000 since inception excluding non-cash preferred stock dividends), the Company has been unable to generate a positive cash flow. In management's opinion, the Company's cash balance at December 31, 2001 will be sufficient to fund the Company's operations through the second quarter 2003. The Company may require additional capital to fund its future operations and working capital needs. Although the Company believes that it would be successful in raising additional capital, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies.

2.   SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

     The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. At December 31, 2001, substantially all of the Company's cash and cash equivalents were on deposit with one financial institution. All financial instruments are reflected in the accompanying balance sheets at amounts that approximate fair market value.

INVENTORIES

     Inventories are stated at the lower of cost or market and consist of finished product and platinum metal. Cost is determined using the first-in, first-out (FIFO) method.

REVENUE RECOGNITION

     The Company recognizes revenue from sales of Platinum Plus fuel borne catalyst and ARIS systems upon shipment.

     In February 2000, the Company completed a license agreement with the RJM Corporation for CDT's ARIS 2000 NOx control system for all stationary, marine and locomotive applications in North, Central, and South America. The Company received a $260,000 license payment in return for transferring the ARIS 2000 technology to the RJM Corporation. The Company also received $100,000 from the RJM Corporation for all of the remaining ARIS 2000 inventory. The license payment is non-refundable and requires no significant ongoing services to be performed by CDT.

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     In April 2001, the Company amended its February 2000 ARIS Stationary NOx Reduction license agreement with the RJM Corporation. Under the amended terms of the license agreement, the Company received two fixed non-refundable payments of $412,500 each on June 1 and September 1 in lieu of potentially receiving $1,040,000 on the second or third anniversary. The Company recognized the $825,000 as license revenue in 2001. The Company receives unit royalties on all sales of stationary, marine or locomotive applications by RJM.

     In June 2000, the Company received a $160,000 payment from Mitsui & Co. Ltd for a short-term exclusive license for Platinum Plus fuel borne catalyst and ARIS 2000 diesel emission reduction technologies. In addition to the exclusive license, Mitsui received an ARIS 2000 system, Platinum Plus product and diesel emissions consulting services from CDT. The Company recognized sales revenues for these products when they shipped and the license revenue was prorated over the six-month license period.

     In August 2001, the Company completed a license agreement with Mitsui for CDT's ARIS 2000 NOx control system for all stationary diesel power generators in Japan. Under the agreement, the Company received a non-refundable upfront license payment of $495,000, and will receive ongoing standard royalties on each system sold by Mitsui. The Company recognized the license payment as revenue in 2001, as there is no significant ongoing services to be performed by the Company. Mitsui also has an option to license the ARIS technology for mobile applications in Japan for an additional license fee.

     Royalty  fees  are  recognized  by  the  Company  when  earned.

RESEARCH AND DEVELOPMENT COSTS

     Costs relating to the research, development, and testing of products are charged to operations as they are incurred. These costs include test programs, salary and benefits, consultancy fees, materials, and certain testing equipment. The cost of patent filings and maintenance have been charged to operations as they are incurred. Included in accrued expenses at December 31, 2001 are liabilities for research and development of $20,000 and patent legal expense of $15,000.

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

BASIC AND DILUTED LOSS PER COMMON SHARE

     Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive.

     During the third quarter of 1999 the Company issued 3,500 shares of Preferred Stock in exchange for $1.75 million, with each share being immediately convertible into 333.33 shares of the Company's Common Stock. The Company was actively marketing its Preferred Stock at a premium (i.e., the $1.50 conversion price was above the market price at the time of the solicitation) and did in fact receive commitments from European investors at a time when the stock price was below $1.50 per share. Subsequent to receiving the commitments but prior to receiving the funds, the price of the Company's common stock increased to over $3 per share. In connection therewith, as required by the Financial Accounting Standards Board's Emerging Issues Task Force Statement 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingent Adjustable Conversion Ratios to Certain Convertible Instruments" the Company was required to record a one-time non-cash charge for a preferred stock dividend of approximately $1.75 million resulting from the difference between the conversion price and the quoted market price of the Company's Common Stock as of the date of issuance. The $1.75 million one-time non-cash charge for a preferred stock dividend has been recognized in the computation of a loss applicable to common stockholders as a charge against the accumulated deficit with a corresponding increase in additional paid-in capital in 1999. There was no actual dividend distribution to

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Series A Preferred stockholders. The potentially dilutive Series A Convertible Preferred Stock Securities were not included in the diluted loss per share applicable to common stockholders as the effect would be anti-dilutive.

3.   INCOME TAXES

     The Company accounts for income taxes in accordance with the "liability method." Under this method, income tax provisions are based on income taxes currently payable. Those deferred because of temporary differences between the financial statements and tax basis of assets and liabilities.

     At December 31, 2001 and 2000, the Company had tax losses available for offset against future years' earnings of approximately $ 17.2 million and $16.3 million, respectively. Temporary differences were insignificant as of such dates. The Company has provided a full valuation allowance to reduce the related deferred tax asset to zero.

     Approximately $0.9 million, $2.0 million, $3.2 million, $3.4 million, $3.0 million, $1.9 million, $1.9 million and $0.8 million of the tax loss carry forwards expire in 2009, 2010, 2011, 2012, 2013, 2019, 2020 and 2021, respectively. The Company has not recognized any benefit from the aforementioned tax loss carry forwards. The Taxpayer Relief Act of 1997 modified the net operating loss provisions so that losses arising for tax years beginning after the effective date of the Act (August 5, 1997) would be eligible for carry forward for twenty years. Existing losses would still be subject to a 15 year carry forward period.

     Under the provisions of the United States Tax Reform Act of 1986, utilization of the Company's US federal tax loss carry forwards for the period prior to December 12, 1995 may be limited as a result of the ownership change in excess of 50% related to the 1995 Fuel Tech Rights Offering. Losses subsequent to the aforementioned date may be limited due to cumulative ownership changes in any three year period.

4.   STOCKHOLDERS'  EQUITY

     During 2001 and 2000, the Company received proceeds of $3.721 million (net of $0.644 million in expenses and $0.817 million in term loan re-payment) and $1.021 million through private placements of 2,580,664 and 1,362 shares of its Common Stock and Series A Preferred Stock, respectively. In addition, in 1999 $1.75 million was raised through a private placement of 3,500 Series A preferred stock shares and in 1998, $1.4 million of bridge loans and $.5 million of term loans were converted into 2,800 and 1,029 shares of Series A Preferred Stock. During 2001, $1,897,000 of dividends were declared for Series A preferred stock and converted into the Company's Common Stock. On December 28, 2001, the Company converted all outstanding Series A Preferred Stock (15,897 shares) including accrued stock dividends, into Common Stock (5,934,829 shares).

     In May 2001 and April 2000 the Company issued 25,676 and 39,490 shares, respectively of Common Stock to its Board of Directors, in lieu of approximately $40,800 and $44,400 of Director's Fees pertaining to their services for the years ended December 31, 2000 and 1999. The share price used represented the average of the Company's quarter end, high and low trading prices. Such Director's Fees had been accrued and charged to expense during 2000 and 1999.

5.   STOCK  OPTIONS  AND  WARRANTS

     The Company maintains a stock award plan, the 1994 Incentive Plan (the "Plan"). Under the Plan, awards may be granted to participants in the form of non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses, or other forms of share-based or non-share-based awards, or combinations thereof. The Company grants awards at fair market value on the date of grant with expiration dates typically ranging from seven to ten years. Participants in the Plan may be such of the Company's directors, officers, employees, consultants, and advisers (except consultants or advisers in capital-raising transactions) as the directors determine are key to the success of the Company's business. The percentage of outstanding Common Shares of the Company used to determine the maximum number of awards to participants is 17.5%. In general, the policy of the Board was to grant stock options vesting in three equal portions on the first through third anniversaries of the grant date for grants prior to 1997, and in equal portions on the grant date and the first and second anniversaries of the grant date for grants awarded after 1997.

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED

     If compensation expense for the Company's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have been increased to the pro forma amounts indicated below:

                                                        2001    2000    1999
                                                       ------  ------  ------

     Net loss attributable to Common Stockholders (000's):
     As reported                                       $3,003  $2,713  $4,584
     Pro forma                                          3,425   3,077   4,680

     Basic and diluted loss per common share:
     As reported                                       $ 1.08  $ 1.03  $ 1.77
     Pro forma                                           1.23    1.17    1.80

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

     The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions:

                                2001      2000      1999
                              --------  --------  --------
     Expected dividend yield      0.0%      0.0%      0.0%
     Risk-free interest rate     4.66%     6.67%     5.72%
     Expected volatility         94.2%     99.7%    104.9%
     Expected life of option  4 YEARS   4 years   4 years

     The following table presents a summary of the Company's stock option activity and related information for the years ended December 31:

                                        2001                         2000                        1999
                             ---------------------------  ---------------------------  ---------------------------
                             OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE
                              (000'S)   EXERCISE PRICE    (000'S)    EXERCISE PRICE    (000'S)    EXERCISE PRICE
                             -------------------------------------------------------------------------------------
Outstanding, beginning
  of year                        974   $            2.54      760   $            2.48      440   $            3.41
Granted                          240                1.97      246                2.48      335                1.16
Exercised                        (12)                .20      (27)                .24      (12)                .40
Forfeited                        (63)               2.00       (5)               1.93       (3)                .90
                             --------------------------------------------------------  ---------------------------
Outstanding, end
  of year                      1,139   $            2.48      974   $            2.54      760   $            2.48
                             ========================================================  ===========================
Exercisable, end
  of year                        939   $            2.55      744   $            2.72      537   $            2.98
Weighted-average
  fair value of options
  granted during the year              $            1.38            $            1.78            $             .69

     The following table summarizes information about stock options outstanding at December 31, 2001:

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

               OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
---------------------------------------------  -----------------  ----------------------------
                             WEIGHTED-AVERAGE
   RANGE OF       NUMBER OF     REMAINING      WEIGHTED-AVERAGE   NUMBER OF  WEIGHTED-AVERAGE
EXERCISE PRICES    OPTIONS   CONTRACTUAL LIFE   EXERCISE PRICE     OPTIONS    EXERCISE PRICE
----------------  ---------  ----------------  -----------------  ---------  -----------------
$   .20 - $2.49     652,500              8.05  $            1.55    515,003  $            1.44
$ 2.50 -   4.63     422,500              6.51               3.26    359,168               3.40
$ 5.63 -   6.82      64,450              4.03               6.70     64,450               6.70
----------------  ---------  ----------------  -----------------  ---------  -----------------
$   .20 - $6.82   1,139,450              7.25  $            2.48    938,621  $            2.55

     In March 1997, in consideration of his assistance to the Company in obtaining sources of permanent financing the Company granted a director of the Company a warrant to purchase 25,000 shares of the Company's Common stock for $10.00 per share which exceeded the fair market value of the Company's Common Stock at the date of grant.

     In June 1999, in consideration of their undertaking to assist the Company in obtaining sources of permanent financing the Company granted warrants to two directors for 58,333 and 29,167 shares at $1.50 per share, which exceeded the fair market value of the Company's Common Stock at the date of grant and was included in the cost of capital.

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

     In November 2000, the Company granted the lenders a total of 100,000 warrants in conjunction with a $1,000,000 term loan agreement. 50,000 of the warrants were awarded in November 2000, 25,000 of the warrants were awarded in December 2000 when $500,000 of the term loan was borrowed and the remaining 25,000 warrants were awarded when the remaining $500,000 was borrowed in March 2001. The warrants were priced at $2.00 per share. The value of the warrants issued was $60,750 and have been capitalized as a deferred financing cost and will be amortized over the life of the loan. The value of the 25,000 warrants issued in March 2001 was $37,250 and have been capitalized as a deferred financing cost. In December 2001, the Company converted $750,000 of the outstanding $1,000,000 loan into Common Stock and expensed $16,100 of the remaining capitalized warrant expense.

     In February 2001, in consideration of their performing investor relations on behalf of the Company in the UK, the Company granted Equity Development
Limited two 50,000 blocks of warrants at $1.50 per share. The first 50,000 block of warrants has a 1 year term and vests when the Company's stock price remains above $2.50 for 7 consecutive days. The second 50,000 block of warrants has a term of two years and vests when the Company's stock price remains above $3.00 for 7 consecutive days. The value of such warrants was $119,500 and charged to earnings in 2001.

     In conjunction with the Company's December 2001 AIM listing and private placement of Common Stock, the Company granted its financial advisor, Nabarro Wells Limited, 51,613 warrants at $2.00 per share on December 28, 2001 and was considered cost of capital.

                                             CDT Warrants

                                   2001                        2000                        1999
                        --------------------------  --------------------------  --------------------------
                        Warrants   EXERCISE PRICE   Warrants   EXERCISE PRICE   Warrants   EXERCISE PRICE
                         (000'S)      PER SHARE      (000'S)      PER SHARE      (000'S)      PER SHARE
                        --------------------------  --------------------------  --------------------------
Outstanding, beginning
  of year                     302              N/A        163              N/A         75  $ 6.50 - $10.00
Granted                       177  $   1.50 - 2.00        139  $   1.50 - 2.00         88  $          1.50
Exercised                       -                -          -                -          -                -
Forfeited                      50  $          6.50          -                -          -                -
                        ------------------------------------------------------  --------------------------
Outstanding, end
    of year                   429  $  1.50 - 10.00        302  $  1.50 - 10.00        163  $  1.50 - 10.00
                        ======================================================  ==========================

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

                     WARRANTS  OUTSTANDING                           WARRANTS EXERCISABLE
-----------------------------------------------------------------  ------------------------------
                             WEIGHTED-AVERAGE
RANGE OF          NUMBER OF  REMAINING (YEARS)  WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
EXERCISE PRICES   WARRANTS     EXERCISE LIFE     EXERCISE PRICE    EXERCISABLE        PRICE
-----------------------------------------------------------------  ------------------------------
$1.50 - $2.00       339,113               5.54  $            1.72      239,113  $            1.82
 2.25 -  3.00        64,825               6.41               2.54       64,825               2.54
   10.00             25,000               2.33              10.00       25,000              10.00
-----------------------------------------------------------------  ------------------------------
$1.50 - $10.00      428,938               5.36  $            2.33      328,938  $            2.58

6.   COMMITMENTS

     The Company is obligated under a sublease agreement for its principal office. In January 1999, the Company extended to its original sublease agreement, which runs from March 1, 1999, through February 28, 2002. The Company has agreed to a six month extension with three month notice for termination of the lease through December 2002, at an annual rate of $116,000. The Company's minimum lease payments for 2002 is $71,500. For the years ended December 31, 2001, 2000, and 1999, rental expense approximated $81,500, $81,200, and $82,000, respectively.

     Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $7,636,364 in 2002 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. Minimum royalties were paid to Fuel Tech in 2001 and royalties payable to Fuel Tech at December 31, 2001 were not significant.

7.   RELATED  PARTY  TRANSACTIONS

     In November 2000, the Company secured a $1,000,000 term loan facility at a 10% interest rate from several preferred shareholders, including Fuel Tech Inc. which pledged $250,000. In 2000 and 2001 the Company drew down the entire $1,000,000 term loan and at December 31, 2001, the Company had $250,000 term loan payable to Fuel Tech plus accrued interest. The remaining $750,000 of term loan and accrued interest was repaid as part of the December 2001 private placement of common stock discussed in the stock holders equity note.

     The Company has a Management and Services Agreement with Fuel Tech. The agreement requires the Company to reimburse Fuel Tech for management, services, and administrative expenses incurred on behalf of the Company. The Company agreed to pay Fuel Tech a fee equal to an additional 3-10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Certain of Fuel Tech's officers and directors serve as officers and directors of the Company. The financial statements include charges from Fuel Tech of certain management and administrative costs, which approximate $70,00, $77,000, and $106,000 for the years ended December 31, 2001, 2000, and 1999, respectively. In the opinion of the Company's management, such costs are fair and reasonable and are on terms no less favorable than could be obtained from a third party.

     Average trade balances due to Fuel Tech for the years ended December 31, 2001 and 2000, approximated $6,000 and $9,000, respectively.

     The Company had a deferred salary plan with its Chief Executive Officer in which he deferred $62,500 of his annual salary until the Company reaches $5 million in revenue. This agreement was terminated in March 2001 and the executive's salary was returned to full pay. For the years ended December 31, 2001 and 2000 $10,400, and $62,500 of expense was accrued in connection with such arrangement. At December 31, 2001 and 2000, total obligations were $135,400 and $125,000 pertaining to this plan.

     The Company makes annual pension payments or accruals pursuant to a deferred compensation plan on behalf of its Chief Executive Officer. For the three years ended December 31, 2001, $50,000, $50,000 and $50,000 of expense was recognized per year in connection with such plan. At December 31, 2001 and 2000, total obligations were $232,700 and $182,700 pertaining to this plan.

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

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

9.   SUBSEQUENT  EVENTS

     Effective March 1, 2002, Ralph E. Bailey Chairman and non-executive director of the Company and Douglas G. Bailey, non-executive director of the Company have resigned from the Company's board of directors in order to concentrate their attention on the activities of Fuel Tech. The Board subsequently elected CEO Jeremy Peter-Hoblyn to Chairman and reduced its size from seven to five directors.

     In March 2002, the Board of Directors of the Company approved the issuance of the Company's Common Stock in consideration of their accrued directors' fees at December 31, 2001 (totaling $52,000), and for all future fees. A director may choose to receive either all stock or 20% cash and 80% stock.

     In January 2002, the Company retired its outstanding notes payable by paying $250,000 plus accrued interest of $24,100 to the note holders.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

Business  Combinations
     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which applies to business combinations occurring after June 30, 2001. SFAS No. 141 requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

Goodwill  and  Other  Intangible  Assets
     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No.
142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. The Company will adopt SFAS No. 142 effective January 1, 2002 and does not expect the impact of the adoption of SFAS No. 142 to have a material effect on the Company's results of operations or financial position.

Asset  Retirement  Obligations
     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Company is required to adopt SFAS No. 143 effective January 1, 2003 and does not expect the impact of the adoption of SFAS No. 143 to have a material effect on the Company's results of operations or financial position.

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

Impairment  or  Disposal  of  Long-Lived  Assets
     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The Company is required to adopt SFAS No. 144 effective January 1, 2002 and does not expect the impact of the adoption of SFAS No. 144 to have a material effect on the Company's results of operations or financial position.

11.     QUARTERLY FINANCIAL DATA (UNAUDITED)
        (IN THOUSANDS EXCEPT PER SHARE DATA)

                                    1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                   Ended 3/31/01    Ended 6/30/01    Ended 9/30/01    Ended 12/31/01    Total Year
                                     Unaudited        Unaudited        Unaudited        Unaudited          2001
                                  ---------------------------------------------------------------------------------
TOTAL REVENUE                     $           24   $          919   $          499   $           158   $     1,600
GROSS PROFIT                                  17              868              449               149         1,483
NET (LOSS)/PROFIT                           (760)              44             (364)           (1,923)       (3,003)
BASIC LOSS PER SHARE                       (0.29)            0.02            (0.13)            (0.63)        (1.08)
DILUTED LOSS PER SHARE                     (0.29)            0.01            (0.13)            (0.63)        (1.08)

-------------------------------------------------------------------------------------------------------------------
                                   1st Quarter      2nd Quarter      3rd Quarter       4th Quarter
                                  Ended 3/31/00    Ended 6/30/00    Ended 9/30/00    Ended 12/31/00    Total Year
                                    Unaudited        Unaudited        Unaudited        Unaudited          2000
                                  ---------------------------------------------------------------------------------
Total revenue                     $          306   $           59   $          112   $           105   $       582
Gross profit                                 284               34               71                60           449
Net loss                                    (462)            (829)            (682)             (740)       (2,713)
Basic and Diluted loss per share           (0.18)           (0.32)           (0.26)            (0.27)        (1.03)

-------------------------------------------------------------------------------------------------------------------

Note:  The sum of the quarters' earnings per share may not equal the full year per share amounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information regarding directors and executive officers of the Company will be set forth under the captions "Election of Directors" and "Directors and Executive Officers of the Company" in the Company's Proxy Statement related to the 2002 annual meeting of stockholders (the "Proxy Statement") and is incorporated by reference herein.

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


PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(A)       (1)  FINANCIAL  STATEMENTS

          The  Financial  Statements  identified  below and required by Part II,
          Item  8  of  this  Form  10-K  are  set  forth  above.
               Report  of  Independent  Auditors
               Balance Sheets as of December 31, 2001, and 2000 Statements of Operations for the years ended December 31, 2001,
                 2000,  and  1999
               Statements  of  Changes  in Stockholders' Equity(Deficit) for the
                 years  ended  December  31,  2001,  2000,  and  1999
               Statements  of  Cash Flows for the years ended December 31, 2001,
                 2000,  and  1999

          (2)  FINANCIAL  STATEMENT  SCHEDULES

          Schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the financial statements or the notes thereto.

(3) EXHIBITS

       Exhibit No.    Title
      -----------     -----

            *3(i)     Certificate of Incorporation.
          ^^3(ii)     Certificate of Amendment of Certificate of Incorporation,
                         effective  June  22,  1998.
          *3(iii)     By-Laws.
          ++3(iv)     Certificate of Designation for Series A Convertible
                         Preferred  Stock.
            ^3(v)     Certificate of Amendment of Certificate of Designation for
                         Series  A  Convertible  Preferred  Stock.
          ^^3(vi)     Second Certificate of Amendment of Certificate of
                         Designation  for  Series  A  Preferred  Stock.
          **3(vii)    Third Certificate of Amendment of Certificate of
                         Designation  for  Series  A  Preferred  Stock
              *4a     Specimen Stock Certificate, Common Stock.
             ++4b     Specimen Stock Certificate, Series A Convertible Preferred
                         Stock.
             +10a     Assignment of Intellectual Property Rights Fuel-Tech N.V.
                         to Platinum  Plus,  Inc.  as  of  November  5,  1997.
             +10b     Assignment of Intellectual Property Rights Fuel Tech, Inc.
                         to Clean Diesel Technologies, Inc. as of November 5, 1997.
             +10c     Assignment Agreement as of November 5, 1997, among
                         Platinum Plus, Inc., Fuel-Tech N.V., and Clean Diesel Technologies, Inc.
         *****10d     1994 Incentive Plan, as amended through August 8, 1996.
            ^^10e     Amendment of Section 5.1 of 1994 Incentive Plan, effective
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

----------------
        * Previously filed as Exhibit to Registration Statement on Form S-1 of August 16, 1995, No. 33-95840.
       ** Filed herewith.
      *** Previously filed as Exhibit to Form 10-K for the year ended December
          31, 1995.
     **** Previously filed as Exhibit to Form 10-Q for the quarter ended
          September 30, 1996.
    ***** Previously filed as Exhibit to Form 10-K for the year ended December
          31, 1996.
        ^ Previously filed as Exhibit to Form 10-K for the year ended December
          31, 1998.
        + Previously filed as Exhibit to Form 10-K for the year ended December
          31, 1997.
       ++ Previously filed as Exhibit to Form 8-K dated May 26, 1998.
      +++ Previously filed as Exhibit to Form 10-Q for the quarter ended
          September 30, 1998.
       ^^ Previously filed as Exhibit to forms 10-K for the year ended December
          31, 2000.
     ++++ Previously filed as Exhibit to Form 8-K dated February 1, 2000.

     (b)  REPORTS ON FORM 8-K

          The Company filed Form 8-K for the issuance of new stock in the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CLEAN  DIESEL  TECHNOLOGIES,  INC.



      March 4, 2002                      By:  /s/   Jeremy D. Peter-Hoblyn
-----------------------                       ----------------------------------
           Date                               Jeremy  D.  Peter-Hoblyn
                                              Chief  Executive  Officer  and
                                              Chairman of the Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the date indicated have duly signed this report below.


     /s/  Jeremy D. Peter-Hoblyn     Chief Executive Officer and Chairman of the
     ---------------------------     Board  of  Directors
          Jeremy D. Peter-Hoblyn     (principal  executive  officer)


     /s/ David W. Whitwell           Chief Financial Officer, Vice President,
     ---------------------------     and Treasurer (principal financial and
         David W. Whitwell           accounting officer)


     /s/  John  A.  de Havilland     Director
     ---------------------------
          John A. de Havilland


     /s/  Derek  R.  Gray            Director
     ---------------------------
          Derek  R.  Gray


     /s/  Charles  W.  Grinnell       Director, Vice President, and Corporate
     ---------------------------      Secretary
           Charles W. Grinnell


     /s/  James  M.  Valentine        Director  and  President
     ---------------------------
          James M. Valentine


     Dated: March 4, 2002