Form 10-Q
period 2002-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2002-05-08
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from        to
                                    ------    ------

     Commission  file  number:   0-27432
                               ------------


                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                         06-1393453
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                            06901-3522
(Address of principal executive offices)                (ZipCode)

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

As of May 7, 2002, there were outstanding 11,241,379 shares of Common Stock, par value $0.05 per share, of the registrant.


================================================================================

                        CLEAN DIESEL TECHNOLOGIES, INC.

                 Form 10-Q for the Quarter Ended March 31, 2002


                                      INDEX


                                                                    Page
                                                                    ----

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Balance Sheets as of March 31, 2002,                        3
           and December 31, 2001

           Statements of Operations for the Three                      4
           Months Ended March 31, 2002 and 2001

           Statements of Cash Flows for the Three                      5
           Months Ended March 31, 2002 and 2001

           Notes to Financial Statements                               6

Item 2.    Management's Discussion and Analysis of                     9
           Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                          12
Item 2.    Changes in Securities                                      12
Item 3.    Defaults upon Senior Securities                            12
Item 4.    Submission of Matters to a Vote of Security Holders        12
Item 5.    Other Information                                          12
Item 6.    Exhibits and Reports on Form 8-K                           12


SIGNATURES                                                            13

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                        CLEAN DIESEL TECHNOLOGIES, INC.

                                 BALANCE SHEETS


                                            (in thousands except share data)

                                                March 31,    December 31,
                                                  2002           2001
                                               -----------  --------------
                                               (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                      $    3,254   $       4,023
Accounts receivable                                    13             197
Inventories                                           291             296
Other current assets                                  105              96
                                               -----------  --------------
Total current assets                                3,663           4,612
Other assets                                           44              46
                                               -----------  --------------
Total assets                                   $    3,707   $       4,658
                                               ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                  $       --             250
Accounts payable and accrued expenses                 411             558
                                               -----------  --------------
             Total current liabilities                411             808

Deferred compensation and pension benefits            381             368
                                               -----------  --------------
              Total long term liabilities             381             368

Stockholders' deficit:
Preferred stock, par value $.05 per share,
   authorized 80,000 shares, no shares issued
   and outstanding                                     --              --
Series A convertible preferred stock, par
   value $.05 per share, $500 per share
   liquidation preference, authorized 20,000
   shares, no shares issued and outstanding            --              --
Common stock, par value $0.05 per share,
  authorized 15,000,000 shares, issued and
  outstanding 11,214,280 shares                       561             561
Additional paid-in capital                         27,153          27,058
Accumulated deficit                               (24,799)        (24,137)
                                               -----------  --------------
Total stockholders' equity                          2,915           3,482
                                               -----------  --------------
Total liabilities and stockholders' equity     $    3,707   $       4,658
                                               ===========  ==============

See notes to financial statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                   (in thousands except per share data)

                                            Three Months Ended
                                                 March 31
                                               2002     2001
                                             --------  -------
Revenue:
Product revenue                              $    60   $   13
License and royalty revenue                       11       11
                                             --------  -------
Total revenue                                     71       24

Costs and expenses:
Cost of sales                                     44        7
General and administrative                       556      435
Research and development                         111       84
Patent filing and maintenance                     28       48
                                             --------  -------

Loss from operations                            (668)    (550)
Interest income                                  (15)      (3)
Interest expense                                   9       12
                                             --------  -------

Net loss before preferred stock dividend        (662)    (559)
Preferred stock dividend (non-cash)               --      201
                                             --------  -------

Net loss attributed to common stockholders   $  (662)  $ (760)
                                             ========  =======

Basic and diluted loss per common share      $ (0.06)  $(0.29)
                                             ========  =======

Weighted average number of common shares
  Outstanding - basic and diluted             11,214    2,661
                                             ========  =======


See notes to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         (in thousands)

                                                        Three Months Ended
                                                            March 31
                                                        2002         2001
                                                     -----------  -----------
OPERATING ACTIVITIES
Net loss before preferred stock dividend             $     (662)  $     (559)
Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation                                               3            3
   Amortization of deferred financing cost                    7           12
   Compensatory stock warrants                               95           --
Changes in operating assets and liabilities:
   Accounts receivable                                      184           34
   Inventories                                                5           11
   Other current assets                                      (9)          18
   Accounts payable and accrued expenses                   (134)          (8)
                                                     -----------  -----------

Net cash used in operating activities                      (511)        (489)
                                                     -----------  -----------

FINANCING ACTIVITIES
Proceeds/(repayment) from/(of) term loan                   (250)         500
                                                     -----------  -----------

Net cash (used in) provided by financing activities        (250)         500
                                                     -----------  -----------

INVESTING ACTIVITIES
Purchase of fixed assets                                     (8)          (2)
                                                     -----------  -----------
Net cash used in investing activities                        (8)          (2)
                                                     -----------  -----------
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                       (769)           9
                                                     -----------  -----------
Cash and cash equivalents at beginning of period          4,023          541
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    3,254   $      550
                                                     ===========  ===========

NON-CASH ACTIVITIES
Preferred stock dividend                                     --          201


See notes to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTEs TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

BASIS  OF  PRESENTATION

     The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

     Clean Diesel Technologies, Inc. (the "Company" or "CDT") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds a 16.3% interest in the Company as of March 31, 2002.

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

     Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception totaling $20,047,000 (excluding non-cash preferred stock dividends). In management's opinion, the Company's cash balance at March 31, 2002 will be sufficient to fund the Company's operations through the second quarter 2003. The Company may require additional capital to fund its future operations and working capital needs. Although the Company believes that it would be successful in raising additional capital, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies.

INVENTORIES

     Inventories are stated at the lower of cost or market and consist of finished product. Cost is determined using the first-in, first-out (FIFO) method.

REVENUE  RECOGNITION

     The Company recognizes revenue from sales of Platinum Plus fuel borne catalyst and ARIS 2000 systems upon shipment.

     In April 2001, the Company amended its February 2000 ARIS Stationary NOx Reduction license agreement with the RJM Corporation. Under the amended terms of the license agreement, the Company received two fixed non-refundable payments of $412,500 each on June 1 and September 1 in lieu of potentially receiving $1,040,000 on the second or third anniversary. The Company recognized the $825,000 as license revenue in 2001. The Company receives unit royalties on all ARIS sales of stationary, marine or locomotive applications by RJM.

     In August 2001, the Company completed a license agreement with Mitsui & Co. Ltd for CDT's ARIS 2000 NOx control system for all stationary diesel power generators in Japan. Under the agreement, the Company received a non-refundable upfront license payment of $495,000, and will receive ongoing standard royalties on each system sold by Mitsui. The Company recognized the license payment as revenue in 2001, as there were no significant ongoing services to be performed by the Company. Mitsui also has an option to license the ARIS technology for mobile applications in Japan for an additional license fee.

     Royalty fees are recognized by the Company when earned.

NOTES  PAYABLE

     In November 2000, the Company arranged a $1,000,000 term loan with three private lenders. The term loan had a 10% interest rate and was payable in full on May 14, 2002. The Company drew down $500,000 in November 2000 and the remaining $500,000 in March of 2001. As part of the private placement stock transaction in December 2001, $750,000 of the outstanding term loan plus accrued interest was converted to common stock. The remaining $250,000 portion of the term loan plus accrued interest was paid in cash on January 18, 2002.

STOCKHOLDERS'  EQUITY

     During December 2001, the Company received proceeds of $3.721 million (net of $0.644 million in expenses and $0.817 million in term loan re-payment) through private placements of 2,580,664 of its Common Stock. In 2000, the Company received $1.021 million through private placements of 1,362 shares of its Series A Preferred Stock. In addition, in 1999 $1.75 million was raised through a private placement of 3,500 Series A preferred stock shares and in 1998, $1.4 million of bridge loans and $.5 million of term loans were converted into 2,800 and 1,029 shares of Series A Preferred Stock.

     During 2001, $1,897,000 of dividend and conversion premium were declared for the Series A preferred stock and converted into the Company's Common Stock. On December 28, 2001, the Company converted all outstanding Series A Preferred Stock (15,897 shares) including accrued stock dividends, into Common Stock (5,934,829 shares).

EARNINGS  PER  SHARE

     Employee stock options and stock purchase warrants were not included in the computation of diluted earnings per share because either the Company reported a loss for the period or their exercise prices were greater than the average market price of the common stock and therefore would be antidilutive.

RELATED  PARTY  TRANSACTIONS

     In November 2000, the Company secured a $1,000,000 term loan facility at a 10% interest rate from several preferred shareholders, including Fuel Tech Inc. which pledged $250,000. In 2000 and 2001 the Company drew down the entire $1,000,000 term loan. In December 2001, $750,000 of term loan and accrued interest was repaid as part of the December 2001 private placement of common stock discussed in the stock holders equity note. In January 2002, the Company repaid the remaining $250,000 term loan payable to Fuel Tech Inc. plus accrued interest.

     The Company has a Management and Services Agreement with Fuel Tech. Under the agreement, the Company pays Fuel Tech a fee equal to an additional 3 - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company from Fuel Tech. Charges to the Company, inclusive of the administrative fee, were approximately $17,300 in both the first quarter of 2002 and 2001.

COMMITMENTS

     Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $7,636,364 in 2002 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. The 2001 royalties of $2,673 were paid to Fuel Tech in 2002 and royalties payable to Fuel Tech at March 31, 2002 were not significant.

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

     In August 2001, the Company completed a license agreement with Mitsui & Co. Ltd for CDT's ARIS 2000 NOx control system for all stationary diesel power generators in Japan. Under the agreement, the Company received non-refundable upfront license payments of $495,000 and will receive ongoing standard royalties on each system sold by Mitsui. Mitsui also has an option to license the ARIS technology for mobile applications in Japan for an additional license fee.

     In September 2001, the Company signed a license agreement with Global Companies LLC for bulk treatment of diesel fuel with the Platinum Plus fuel additive. Global Companies LLC of Waltham, MA will be the exclusive terminal blender of the Platinum Plus diesel fuel combustion catalyst in New England for delivery to select fuel marketers and fleet customers.

                         CLEAN DIESEL TECHNOLOGIES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING  STATEMENTS

     Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 2001.


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

     Product sales and cost of sales were $71,000 and $44,000 respectively for the first quarter of 2002 versus $24,000 and $7,000 for 2001. Platinum Plus fuel catalyst sales of $13,000 were recorded in the first quarter of 2002 and 2001, respectively. Commercial sales of Platinum Plus fuel catalyst began in December 1999 and the Company is in the process of completing additional distribution agreements with several companies. ARIS product sales of $47,000 were recorded in the first quarter of 2002.

     Included in the 2002 and 2001 revenue is $11,000 of royalty income from the RJM Corporation for the ARIS 2000 NOx reduction technology. CDT will earn a royalty on all future RJM sales of the ARIS 2000.

     General and administrative expenses increased $121,000 to $556,000 in the first quarter 2002 versus $435,000 in the same period of 2001. The rise in spending is related to increases in salaries and travel related to the marketing of the Company's products as well as the expensing of non-cash compensatory stock warrants ($95,000) issued in 2001 but vesting in 2002 for public relation services.

     Research and development expenses increased $27,000 to $111,000 in 2002 versus $84,000 in the comparable period in 2001. The increase is attributable to the start of several verification and certification projects for Platinum Plus.

     Patent filing expense decreased $20,000 to $28,000 in 2002 versus $48,000 in the comparable 2001 period. The decrease is due the timing of patent filing and when the annuity payments come due.

     Interest income increased $12,000 in 2002 to $15,000 from $3,000 in the comparable period in 2001. This was a result of an increase in the amount of cash and cash equivalents on hand in the first quarter of 2002.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception aggregating $ 20,047,000 (excluding the effect of the preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although the Company started selling limited quantities of product in 1999 and licensing revenue in 2000 and 2001, sales and revenue to date have been insufficient to cover operating expenses, and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

     For the three months ended March 31, 2002 and 2001, the Company used cash of $511,000 and $489,000 respectively, in operating activities.

     At March 31, 2002 and December 31, 2001, the Company had cash and cash equivalents of $3,254,000 and $4,023,000, respectively. The decrease in cash and cash equivalents in 2002 was the result of payments made for expenses related to the stock offering in December 2001 and the normal on-going operations of the Company. The Company anticipates incurring additional losses through at least 2002 as it further pursues its commercialization efforts.

     The Company signed an agreement with the RJM Corporation on February 2, 2000 which licensed RJM to sell CDT's ARIS 2000 NOx control system for all stationary, marine, and locomotive applications in North, Central, and South America. Under terms of the agreement CDT received an initial $360,000 license fee and inventory payment.

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

     In November 2000, the Company secured a $1,000,000 privately financed term loan facility. In December 2000, the Company drew down $500,000 of the term loan facility and in March 2001 the remaining $500,000 of the term loan was drawn down. As part of the private placement stock transaction in December 2001, $750,000 of the outstanding term loan plus accrued interest was converted to common stock. The remaining $250,000 plus accrued interest was paid in cash in January 2002.

     In December 2001, the Company received $3.721 million (net of expenses and term loan repayment) through a private placement of 2,580,664 shares of its common stock. In conjunction with the private placement, the Company converted all of its Series A Preferred Stock to Common Stock. All of the Company's Common Stock shares were registered to trade on the AIM of the London Stock Exchange.

     As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In management's opinion, the Company's cash balance at March 31, 2002 will be sufficient to fund the Company's operations through the second quarter 2003. The Company may require additional capital to fund its future operations. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies.


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

PART II.     OTHER  INFORMATION

Item 1.     Legal Proceedings
            None

Item 2.     Changes in Securities and Use of Proceeds
            None

Item 3.     Defaults upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K
            a.   Exhibits
              None

            b.   Reports on Form 8-K
                    January 10, 2002

                         CLEAN DIESEL TECHNOLOGIES, INC.
                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CLEAN DIESEL TECHNOLOGIES, INC.



Date:  May 7, 2002                By: /s/ Jeremy D. Peter-Hoblyn
                                      ---------------------------
                                      Jeremy D. Peter-Hoblyn
                                      Chairman and Chief Executive Officer



Date:  May 7, 2002                By: /s/ David W. Whitwell
                                      ----------------------------
                                      David W. Whitwell
                                      Vice President and Chief Financial Officer