Form 10-Q
period 2002-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2002-08-13
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  June  30,  2002

                                       or

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

As of August 13, 2002, there were outstanding 11,241,379 shares of Common Stock, par value $0.05 per share, of the registrant.


================================================================================

                        CLEAN DIESEL TECHNOLOGIES, INC.

                  Form 10-Q for the Quarter Ended June 30, 2002

                                      INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Balance Sheets as of June 30, 2002,                              3
            and December 31, 2001

            Statements of Operations for the Three and Six                   4
            Months Ended June 30, 2002 and 2001

            Statements of Cash Flows for the Six                             5
            Months Ended June 30, 2002 and 2001

            Notes to Financial Statements                                    6

Item 2.     Management's Discussion and Analysis of                          9
            Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               12
Item 2.     Changes in Securities                                           12
Item 3.     Defaults upon Senior Securities                                 12
Item 4.     Submission of Matters to a Vote of Security Holders             12
Item 5.     Other Information                                               12
Item 6.     Exhibits and Reports on Form 8-K                                12


SIGNATURES                                                                  13

PART  I.     FINANCIAL  INFORMATION
Item  1.     Financial  Statements

                        CLEAN DIESEL TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                              (in thousands except share data)

                                                  June 30,     December 31,
                                                    2002           2001
                                                ------------  --------------
                                                (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                       $     2,147   $       4,023
Accounts receivable                                      16             197
Inventories                                             304             296
Other current assets                                     89              96
                                                ------------  --------------
Total current assets                                  2,556           4,612
Other assets                                            110              46
                                                ------------  --------------
Total assets                                    $     2,666   $       4,658
                                                ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                   $        --   $         250
Accounts payable and accrued expenses                   173             558
                                                ------------  --------------
             Total current liabilities                  173             808

Deferred compensation and pension benefits              393             368
                                                ------------  --------------
              Total long term liabilities               393             368

Stockholders' equity:
Preferred stock, par value $.05 per share,
  authorized 80,000 shares, no shares issued
  and outstanding                                        --              --
Series A convertible preferred stock, par
  value $.05 per share, $500 per share
  liquidation preference, authorized 20,000
  shares, no shares issued and outstanding               --              --
Common stock, par value $0.05 per share,
  authorized 15,000,000 shares, issued and
  outstanding 11,241,379 and 11,214,280 shares          562             561
Additional paid-in capital                           27,198          27,058
Accumulated deficit                                 (25,660)        (24,137)
                                                ------------  --------------
Total stockholders' equity                            2,100           3,482
                                                ------------  --------------
Total liabilities and stockholders' equity      $     2,666   $       4,658
                                                ============  ==============

See  notes  to  financial  statements.

                              CLEAN DIESEL TECHNOLOGIES, INC.
                                  STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                (in thousands except per share data)


                                             Three Months Ended        Six Months Ended
                                                   June 30,                June 30,
                                              2002         2001        2002        2001
                                           -----------  -----------  --------  ------------

Revenue:
Product revenue                            $       15   $       75   $    76   $        88
License and royalty revenue                         4          844        14           855
                                           -----------  -----------  --------  ------------
Total revenue                                      19          919        90           943

Costs and expenses:
Cost of sales                                      12           51        55            58
General and administrative                        577          450     1,135           885
Research and development                          300           91       412           176
Patent filing and maintenance                      --           53        27           100
                                           -----------  -----------  --------  ------------

Income/(loss) from operations                    (870)         274    (1,539)         (276)
Interest income                                    10            3        25             6
Interest expense                                   --          (26)       (9)          (37)
                                           -----------  -----------  --------  ------------

Net Income/(loss) before preferred stock
  dividend                                       (860)         251    (1,523)         (307)
Preferred stock dividend (non-cash)                --         (207)       --          (409)
                                           -----------  -----------  --------  ------------

Net Income/(Loss) attributed to common
  stockholders                             $     (860)  $       44   $(1,523)  $      (716)
                                           ===========  ===========  ========  ============

Basic Income/(loss) per common
  share                                    $    (0.08)  $     0.02   $ (0.14)  $     (0.27)
                                           ===========  ===========  ========  ============

Diluted Income/(loss) per common
  share                                    $    (0.08)  $     0.01   $ (0.14)  $     (0.27)
                                           ===========  ===========  ========  ============

Weighted average number of common shares
  outstanding - basic                          11,241        2,693    11,228         2,680
                                           ===========  ===========  ========  ============

Weighted average number of common shares
  outstanding - diluted                        11,241        8,235    11,228         2,680
                                           ===========  ===========  ========  ============

See  notes  to  financial  statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        (in thousands)

                                                       Six Months Ended
                                                           June 30
                                                       2002        2001
                                                     ---------  -----------

OPERATING ACTIVITIES
Net loss before preferred stock dividend             $ (1,523)  $     (307)
Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation and  amortization                           10            5
  Amortization of deferred financing cost                   8           35
  Compensatory stock warrants                              95           --
Changes in operating assets and liabilities:
  Accounts receivable                                     181         (371)
  Inventories                                              (8)          62
  Other current assets                                     7           21
  Accounts payable and accrued expenses                  (314)         (30)
                                                     ---------  -----------

Net cash used in operating activities                  (1,544)        (585)
                                                     ---------  -----------

FINANCING ACTIVITIES
Proceeds from exercise of stock options                    --            3
Proceeds/(repayment) of term loan                        (250)         500
                                                     ---------  -----------

Net cash (used in) provided by financing activities      (250)         503
                                                     ---------  -----------

INVESTING ACTIVITIES
Patent costs                                              (48)          --
Purchase of fixed assets                                  (34)          (2)
                                                     ---------  -----------
Net cash used in investing activities                     (82)          (2)
                                                     ---------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (1,876)         (84)
                                                     ---------  -----------
Cash and cash equivalents at beginning of period        4,023          541
                                                     ---------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  2,147   $      457
                                                     =========  ===========

NON-CASH ACTIVITIES

Preferred stock dividend                                   --          409

See  note  to  financial  statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                  (Unaudited)

BASIS  OF  PRESENTATION

     The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

     Clean Diesel Technologies, Inc. (the "Company" or "CDT") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds a 16.3% interest in the Company as of June 30, 2002.

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

     Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception totaling $20,908,000 (excluding non-cash preferred stock dividends). In management's opinion, the Company's cash balance at June 30, 2002 will be sufficient to fund the Company's operations through the second quarter 2003. The Company may require additional capital to fund its future operations and working capital needs. Although the Company believes that it would be successful in raising additional capital, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies.

INVENTORIES

     Inventories are stated at the lower of cost or market and consist of finished product. Cost is determined using the first-in, first-out (FIFO) method.

INTANGIBLE  ASSETS

     In fiscal year 2002, the Company began capitalizing the costs of patents. Patents include costs to secure patents on technology developed by the Company. Patents are amortized on a straight-line basis over the remaining useful lives of three to eighteen years. Patents are evaluated for potential impairment whenever events or circumstances indicate that undiscounted cash flows are not sufficient to recover their carrying amounts.

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

STOCKHOLDERS'  EQUITY

     During December 2001, the Company received proceeds of $3.721 million (net of $0.644 million in expenses and $0.817 million in term loan re-payment) through private placements of 2,580,664 of its Common Stock. In 2000, the Company received $1.021 million through private placements of 1,362 shares of its Series A Preferred Stock. In addition, in 1999 $1.75 million was raised through a private placement of 3,500 Series A preferred stock shares and in 1998, $1.4 million of bridge loans and $0.5 million of term loans were converted into 2,800 and 1,029 shares of Series A Preferred Stock.

     During 2001, $1,897,000 of non-cash stock dividend and conversion premium were declared for the Series A preferred stock and converted into the Company's Common Stock. On December 28, 2001, the Company converted all outstanding Series A Preferred Stock (15,897 shares) including accrued stock dividends, into Common Stock (5,934,829 shares).

EARNINGS  PER  SHARE

     Employee stock options and stock purchase warrants were not included in the computation of diluted earnings per share for 2002, because either the Company reported a loss for the period or their exercise prices were greater than the average market price of the common stock and therefore would be antidilutive.

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

     The Company has a Management and Services Agreement with Fuel Tech. Under the agreement, the Company pays Fuel Tech a fee equal to an additional 3 - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company from Fuel Tech. Charges to the Company, inclusive of the administrative fee, were approximately $17,300 in both the second quarter of 2002 and 2001.

COMMITMENTS

     Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $7,636,364 in 2002 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. The 2001 royalties of $2,673 were paid to Fuel Tech in 2002 and royalties payable to Fuel Tech at June 30, 2002 were $425.

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

     Product sales and cost of sales were $15,000 and $12,000 respectively for the second quarter of 2002 versus $75,000 and $51,000 for 2001. Platinum Plus fuel catalyst sales of $5,000 and $72,000 were recorded in the second quarter of 2002 and 2001, respectively. ARIS product sales of $10,000 were recorded in the second quarter of 2002.

     Included in the 2002 and 2001 second quarter revenue is $4,000 and $844,000, respectively, of license and royalty income from the RJM Corporation for the ARIS 2000 NOx reduction technology. In 2001, CDT received a one-time license payment from RJM for $825,000. CDT earns a royalty on all RJM sales of the ARIS 2000 system.

     Year-to-date  sales  and  cost  of  sales  were $90,000 and $55,000 in 2002
versus  $943,000        and $58,000 in 2001.  Included in the total year revenue
is $14,000 and $855,000 of ARIS license and royalty revenue for 2002 and 2001 respectively. Year-to-date Platinum Plus FBC sales for 2002 were $17,000 versus $85,000 in 2001.

     General and administrative expenses increased $127,000 to $577,000 in the second quarter 2002 versus $450,000 in the same period of 2001. For the first six months of 2002 general and administrative expenses increased $250,000 to $1,135,000 versus $885,000 in 2001. The rise in spending is related to the hiring of a Vice President of Sales and Marketing in April 2002, increases in salaries and marketing related costs associated with the commercialization of the Platinum Plus FBC. The 2002 year-to-date general and administrative expense also includes a one-time $95,000 non-cash charge for additional 2001 compensatory stock warrant expense to a third party.

     Research and development expenses increased $209,000 to $300,000 in 2002 versus $91,000 in the comparable period in 2001. For the year research and
development  costs are up       $236,000 to $412,000 versus $176,000 in the same
period in 2001. The increase is attributable to the start of several verification and certification programs for the Platinum Plus FBC.

     Patent filing costs decreased $53,000 to $0 in the second quarter of 2002 versus $53,000 in the comparable 2001 period. During the second quarter of 2002, the Company began capitalizing its patent costs and will amortize such costs over the life of the related patent. For the year patent cost has decreased $73,000 to $27,000 versus a $100,000 in the same six month period in 2001.

     Second quarter interest income increased $7,000 in 2002 to $10,000 versus $3,000 in the comparable period in 2001. For the year interest income increased $19,000 to $25,000 versus $6,000 in the same period in 2001. This was a result of an increase in the amount of cash and cash equivalents on hand in 2002. For the year interest expense declined to $9,000 from $37,000 in the first six months of 2001 as the result of the repayment of the term loan in January 2002.


LIQUIDITY  AND  SOURCES  OF  CAPITAL

     Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception aggregating $ 20,908,000 (excluding the effect of the preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although the Company started selling limited quantities of product in 1999 and licensing revenue in 2000 and 2001, sales and revenue to date have been insufficient to cover operating expenses, and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

     For the six months ended June 30, 2002 and 2001, the Company used cash of $1,544,000 and $585,000 respectively, in operating activities.

     At June 30, 2002 and December 31, 2001, the Company had cash and cash equivalents of $2,147,000 and $4,023,000, respectively. The decrease in cash and cash equivalents in 2002 was the result of payments made for expenses related to the stock offering in December 2001, various product certification programs and the normal on-going operations of the Company. The Company anticipates incurring additional losses through at least 2002 as it further pursues its commercialization efforts.

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

     As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In management's opinion, the Company's cash balance at June 30, 2002 will be sufficient to fund the Company's operations through the second quarter 2003. The Company may require additional capital to fund its future operations. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies.


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

     At the annual meeting of the Company, held on June 11, 2002, 7,109,426 common shares, par $0.05 per share, or 63.4% of the issued and outstanding common shares of the Company as of the record date, were represented in person or by proxy, and:

     (i) The proposal to elect the five nominees as directors was approved by a vote with respect to each individual nominee, as follows:

                                    Shares             Shares
          Name                       For              Withheld
          ----                       ---              --------

     John A. de Havilland          7,106,826           2,600
     Derek R. Gray                 7,106,826           2,600
     Charles W. Grinnell           7,106,826           2,600
     Jeremy D. Peter-Hoblyn        7,106,826           2,600
     James M. Valentine            7,106,826           2,600

     (ii) The proposal to ratify and approve the appointment of Ernst & Young LLP as independent auditors of the Company for the year 2002 was approved by a vote of shares 7,108,426 cast for, 1,000 against and none abstaining.

     (iii) The proposal to approve the amendment of the 1994 Incentive Plan of the Company to provide for Incentive Stock Options as an alternative to Non-Qualified Options was approved by a vote of 7,054,222 shares cast for, 54,943 against and 261 abstaining.


Item  5.     Other  Information
             None

Item  6.     Exhibits  and  Reports  on  Form  8-K
             a.  Exhibits
             None

                        CLEAN DIESEL TECHNOLOGIES, INC.
                          SIGNATURES & CERTIFICATIONS



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The  Undersigned  in  their  capacities  as  Chief  Executive  Officer and Chief
Financial  Officer  of  the  Registrant  do  hereby  certify  that:

     (i) This report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (ii) Information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant as of, and for, the periods presented in the report.





Date:  August  13,  2002                By: /s/ Jeremy  D.  Peter-Hoblyn
                                            ------------------------------------
                                            Jeremy D. Peter-Hoblyn
                                            Chairman, Director and
                                            Chief Executive Officer



Date:  August  13,  2002                By: /s/ David  W.  Whitwell
                                            ------------------------------------
                                            David W. Whitwell
                                            Chief Financial Officer,
                                            Vice President and Treasurer