Form 10-Q
period 2002-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2002-11-14
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ______ to ______

     Commission file number:       0-27432
                             -------------------


                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                      06-1393453
------------------------                   -------------------------------------
(State of Incorporation)                   (I.R.S.  Employer Identification No.)


Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                            06901-3522
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

As of November 14, 2002, there were outstanding 11,945,728 shares of Common Stock, par value $0.05 per share, of the registrant.


================================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.

               Form 10-Q for the Quarter Ended September 30, 2002

                                      INDEX


                                                                             Page
                                                                             ----

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

            Balance Sheets as of September 30, 2002,                             3
            and December 31, 2001

            Statements of Operations for the Three and Nine                      4
            Months Ended September 30, 2002 and 2001

            Statements of Cash Flows for the Nine                                5
            Months Ended September 30, 2002 and 2001

            Notes to Financial Statements                                        6

Item 2.     Management's Discussion and Analysis of                              9
            Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk          11

Item 4.     Controls and Procedures                                             11


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                   12
Item 2.     Changes in Securities                                               12
Item 3.     Defaults upon Senior Securities                                     12
Item 4.     Submission of Matters to a Vote of Security Holders                 12
Item 5.     Other Information                                                   12
Item 6.     Exhibits and Reports on Form 8-K                                    12


SIGNATURES                                                                      13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         CLEAN DIESEL TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                              (in thousands except share data)

                                                 September 30,    December 31,
                                                     2002             2001
                                                ---------------  --------------
                                                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                       $        1,462   $       4,023
Accounts receivable                                         27             197
Inventories                                                323             296
Other current assets                                        61              96
                                                ---------------  --------------
Total current assets                                     1,873           4,612
Other assets                                               156              46
                                                ---------------  --------------
Total assets                                    $        2,029   $       4,658
                                                ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                   $           --   $         250
Accounts payable and accrued expenses                      241             558
                                                ---------------  --------------
             Total current liabilities                     241             808

Deferred compensation and pension benefits                 405             368
                                                ---------------  --------------
              Total long term liabilities                  405             368

Stockholders' equity:
Preferred stock, par value $.05 per share,
   authorized 80,000 shares, no shares issued
   and outstanding                                          --              --
Series A convertible preferred stock, par
   value $.05 per share, $500 per share
   liquidation preference, authorized 20,000
   shares, no shares issued and outstanding                 --              --
Common stock, par value $0.05 per share,
  authorized 15,000,000 shares, issued and
  outstanding 11,241,379 and 11,214,280 shares             562             561
Additional paid-in capital                              27,198          27,058
Accumulated deficit                                    (26,377)        (24,137)
                                                ---------------  --------------
Total stockholders' equity                               1,383           3,482
                                                ---------------  --------------
Total liabilities and stockholders' equity      $        2,029   $       4,658
                                                ===============  ==============

See notes to financial statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      (in thousands except per share data)

                                              Three Months Ended        Nine Months Ended
                                                 September 30,            September 30,
                                              2002         2001         2002        2001
                                           -----------  -----------  ----------  -----------
Revenue:
Product revenue                            $       39   $       65   $     115   $      153
License and royalty revenue                        12          434          26        1,290
                                           -----------  -----------  ----------  -----------
Total revenue                                      51          499         141        1,443

Costs and expenses:
Cost of sales                                      17           50          72          109
General and administrative                        569          461       1,704        1,346
Research and development                          185           78         597          254
Patent filing and maintenance                       4           38          31          138
                                           -----------  -----------  ----------  -----------

Loss from operations                             (724)        (128)     (2,263)        (404)
Interest income                                     7            3          32            9
Interest expense                                   --          (26)         (9)         (64)
                                           -----------  -----------  ----------  -----------

Net loss before preferred stock
  dividend                                       (717)        (151)     (2,240)        (459)
Preferred stock dividend (non-cash)                --         (213)         --         (621)
                                           -----------  -----------  ----------  -----------

Net loss attributed to common
  stockholders                             $     (717)  $     (364)  $  (2,240)  $   (1,080)
                                           ===========  ===========  ==========  ===========

Basic and diluted loss per common
  Share                                    $    (0.06)  $    (0.13)  $   (0.20)  $    (0.40)
                                           ===========  ===========  ==========  ===========

Weighted average number of common shares
  outstanding - basic and diluted              11,241        2,699      11,232        2,680
                                           ===========  ===========  ==========  ===========

See notes to financial statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         (in thousands)

                                                        Nine Months Ended
                                                           September 30
                                                        2002         2001
                                                     -----------  ----------
OPERATING ACTIVITIES
Net loss before preferred stock dividend             $   (2,240)  $    (459)
Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation and amortization                             17           8
   Amortization of deferred financing cost                    8          59
   Compensatory stock warrants                               95          --
Changes in operating assets and liabilities:
   Accounts receivable                                      170        (142)
   Inventories                                              (27)         (7)
   Other current assets                                      35          25
   Accounts payable and accrued expenses                   (234)        (86)
                                                     -----------  ----------

Net cash used in operating activities                    (2,176)       (602)
                                                     -----------  ----------

FINANCING ACTIVITIES
Proceeds from exercise of stock options                      --           3
Proceeds/(repayment) of term loan                          (250)        500
                                                     -----------  ----------

Net cash (used in) provided by financing activities        (250)        503
                                                     -----------  ----------

INVESTING ACTIVITIES
Patent costs                                                (49)         --
Purchase of fixed assets                                    (86)        (12)
                                                     -----------  ----------
Net cash used in investing activities                      (135)        (12)
                                                     -----------  ----------
Net decrease in cash and cash equivalents                (2,561)       (111)
                                                     -----------  ----------
Cash and cash equivalents at beginning of period          4,023         541
                                                     -----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    1,462   $     430
                                                     ===========  ==========

NON-CASH ACTIVITIES

Preferred stock dividend                                     --         621

See notes to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

BASIS  OF  PRESENTATION

     The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

     Clean Diesel Technologies, Inc. (the "Company" or "CDT") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds a 16.3% interest in the Company as of September 30, 2002.

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

     Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception totaling $21,625,000 (excluding non-cash preferred stock dividends). In management's opinion, the Company's cash balance at September 30, 2002 and the $1.4 million raised from investors in October 2002 (see Subsequent Events section) will be sufficient to fund the Company's operations into the fourth quarter 2003. The Company may require additional capital to fund its future operations and working capital needs. Although the Company believes that it would be successful in raising additional capital, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies.

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

     The Company has a Management and Services Agreement with Fuel Tech. Under the agreement, the Company pays Fuel Tech a fee equal to an additional 3 - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company from Fuel Tech. Charges to the Company, inclusive of the administrative fee, were approximately $17,300 in both the third quarter of 2002 and 2001.

COMMITMENTS

     Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $7,636,364 in 2002 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. The 2001 royalties of $2,673 were paid to Fuel Tech in 2002 and royalties payable to Fuel Tech at September 30, 2002 were $683.

MARKETING  AND  LICENSE  AGREEMENTS

     In March 2001, the Company licensed the Lubrizol Corporation to distribute and blend the Company's patented Platinum Plus fuel borne catalyst in Europe for use with particulate filters. The seven year exclusive agreement includes minimum annual sales performance requirements. Effective November 1, 2002, as a result of changing market conditions in the European particulate filter market, the Company and Lubrizol mutually agreed to terminate their Platinum Plus fuel borne catalyst agreement.

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

SUBSEQUENT  EVENTS

     In October 2002, the company raised $1.4 million in common stock at $2.00 per share from several existing institutional shareholders. The new shares are being issued in reliance with Regulation S under the U.S. Securities Act and because they are subject to transfer restrictions for a period of time, they may not be resold to persons in the U.S. or U.S. persons, but may otherwise be traded in the UK without other restrictions. The shares will be traded on AIM under the ticker/symbol CDTI.

     Effective November 1, 2002, as a result of changing market conditions in the European particulate filter market, the Company and Lubrizol mutually agreed to terminate their Platinum Plus fuel borne catalyst agreement.

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

     Product sales and cost of sales were $39,000 and $17,000 respectively for the third quarter of 2002 versus $65,000 and $50,000 for 2001. Platinum Plus fuel catalyst sales of $11,000 and $16,000 were recorded in the third quarter of 2002 and 2001, respectively. ARIS product sales of $28,000, primarily due to Mitsui & Co., Ltd., were recorded in the third quarter of 2002.

     Included in the 2002 and 2001 third quarter revenue is $12,000 and $434,000, respectively, of license and royalty income. The 2002 license and royalty income is from a major European diesel fuel system supplier for a 6 month lease of an ARIS 2000 system. In 2001, CDT received a one-time license payment from Mitsui & Co., Ltd. CDT earns a royalty on all sales of the ARIS 2000 system.

     Year-to-date  sales  and  cost  of  sales were $141,000 and $72,000 in 2002
versus  $1,443,000        and  $109,000  in  2001.  Included  in  the total year
revenue is $26,000 and $1,290,000 of ARIS license and royalty revenue for 2002 and 2001 respectively. Year-to-date Platinum Plus FBC sales for 2002 were $28,000 versus $101,000 in 2001.

     General and administrative expenses increased $108,000 to $569,000 in the third quarter 2002 versus $461,000 in the same period of 2001. For the first nine months of 2002 general and administrative expenses increased $358,000 to $1,704,000 versus $1,346,000 in 2001. The rise in spending is related to the hiring of a Vice President of Sales and Marketing in April 2002, increases in salaries and marketing related costs associated with the commercialization of the Platinum Plus-FBC. The 2002 year-to-date general and administrative expense also includes a one-time $95,000 non-cash charge for additional 2001 compensatory stock warrant expense to a third party.

     Research and development expenses increased $107,000 to $185,000 in the third quarter 2002 versus $78,000 in the comparable period in 2001. For the year research and development costs are up $343,000 to $597,000 versus $254,000 in the same period in 2001. The increase is attributable to the start of several verification and certification programs for the Platinum Plus FBC.

     Patent filing costs decreased $34,000 to $4,000 in the third quarter of 2002 versus $38,000 in the comparable 2001 period. During the second quarter of 2002, the Company began capitalizing its patent costs and will amortize such costs over the life of the related patent. For the year patent cost has decreased $107,000 to $31,000 versus a $138,000 in the same nine month period in 2001.

     Third quarter interest income increased $4,000 in 2002 to $7,000 versus $3,000 in the comparable period in 2001. For the year interest income increased $23,000 to $32,000 versus $9,000 in the same period in 2001. This was a result of an increase in the amount of cash and cash equivalents on hand in 2002. For the year interest expense declined to $9,000 from $64,000 in the first nine months of 2001 as the result of the repayment of the term loan in January 2002.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception aggregating $ 21,625,000 (excluding the effect of the preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although the Company started selling limited quantities of product in 1999 and licensing revenue in 2000, sales and revenue to date have been insufficient to cover operating expenses, and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

     For the nine months ended September 30, 2002 and 2001, the Company used cash of $2,176,000 and $602,000 respectively, in operating activities.

     At September 30, 2002 and December 31, 2001, the Company had cash and cash equivalents of $1,462,000 and $4,023,000, respectively. The decrease in cash and cash equivalents in 2002 was the result of payments made for expenses related to the stock offering in December 2001, various product certification programs and the normal on-going operations of the Company. The Company anticipates incurring additional losses through at least 2002 as it further pursues its commercialization efforts.

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

     As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In management's opinion, the Company's cash balance at September 30, 2002 and the $1.4 million raised in October 2002 private placement (see Subsequent Events section) will be sufficient to fund the Company's operations into the fourth quarter 2003. The Company may require additional capital to fund its future operations. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies.

ITEM 3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET RISK

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


ITEM 4.   CONTROLS  AND  PROCEDURES

     Within 90 days prior to the filling date of this report, the Company's certifying officers performed an evaluation of the effectiveness of the Company's disclosure controls and procedures. The disclosure controls and procedures were determined to be sufficient to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers within those entities, particularly during the period in which this quarterly report is being prepared.

     There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 3.   Defaults  upon  Senior  Securities
          None

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
          None

Item 5.   Other  Information
          None

Item 6.   Exhibits  and  Reports  on  Form  8-K
          a.   Exhibits
                    None
          b.   Reports  on  Form  8-k

                    A report on Form 8-K was filed October 15, 2002 to report the private placement of Company common stock at $2.00 per share under Regulation S of the Securities Act, raising approximately $1.4 million.

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



Date:  November 14,  2002          By:  /s/ Jeremy D. Peter-Hoblyn
                                        -----------------------------------
                                        Jeremy D. Peter-Hoblyn
                                        Chairman, Director and
                                        Chief Executive Officer



Date:  November 14,  2002          By:  /s/ David  W.  Whitwell
                                        -----------------------------------
                                        David  W.  Whitwell
                                        Chief  Financial  Officer,
                                        Vice  President  and  Treasurer



I,  Jeremy  D.  Peter-Hoblyn,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Clean Diesel Technologies Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosures controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this quarterly report is being prepared; and
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the "evaluation date";

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  14,  2002            By: /s/ Jeremy D. Peter-Hoblyn
                                          ------------------------------
                                          Jeremy D. Peter-Hoblyn
     Chairman, Director and
     Chief Executive Officer



I,  David  W.  Whitwell,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Clean Diesel Technologies Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15d-14) for the registrant and have:

     d) Designed such disclosures controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this quarterly report is being prepared; and
     e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
     f) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the "evaluation date";

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
     d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  14,  2002             By:  /s/ David W. Whitwell
                                            ------------------------------------
                                            David W. Whitwell
                                            Chief Financial Officer,
                                            Vice President and Treasurer