Form 10-K
period 2002-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2003-03-25
CIK 949428

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________________ to ____________________

                          COMMISSION FILE NO. 0-27432

                        CLEAN DIESEL TECHNOLOGIES, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      06-1393453
            --------                                      ----------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation of organization)                  Identification Number)

                         SUITE 702, 300 ATLANTIC STREET
                               STAMFORD, CT 06901
                                 (203) 327-7050
                         ------------------------------
          (Address and telephone number of principal executive offices)

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

                           Yes    X           No
                                ----              ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                Yes           No    X
                                     ----         -----

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of as of June 28, 2002:
$2.71   and  as  of  March 19, 2003:  $1.70

Indicate number of shares outstanding of each of the registered classes of Common Stock at March 19, 2003: 11,968,387 shares Common Stock, $0.05 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 2003 are incorporated by reference into parts II, III and IV hereof.
================================================================================

                                    TABLE OF DEFINED TERMS

TERM              TERM DEFINITIONS
----              ----------------
ARIS(R) 2000      Clean Diesel Technologies's Advanced Reagent Injection System for Urea SCR

AIM               Alternative Investment Market of the London Stock Exchange

Bhphour           Break horsepower per hour

BUWAL             Bundesamt fur Umwelt, Wald und Landschaft (German Federal Office for
                  Environment, Forest and Landscape)

CARB              California Air Resources Board

CDT               Clean Diesel Technologies, Inc.

CNG               Compressed Natural Gas

CO                Carbon Monoxide

CO2               Carbon dioxide

DOCs              Diesel Oxidizing Catalysts

DPFs              Diesel Particulate Filters

EGR               Exhaust Gas Recirculation

FBC               Fuel Borne Catalyst

Fuel Tech         Fuel-Tech N. V., an affiliate of Clean Diesel Technologies

HC                Hydrocarbons

LOE-NOx(TM)       Clean Diesel Technologies's diesel fuel water emulsion technology

NESCAUM           North East States for Coordinated Air Use Management

NOx               Nitrogen Oxide

PFCs              Platinum Fuel Catalysts

Platinum Plus(R)  Clean Diesel Technologies's Platinum & Cerium fuel additive

PM                Particulate Matter

SCR               Selective Catalytic Reduction

US EPA            United States Environmental Protection Agency

Usg               US gallons

VERT              Program in Germany and Switzerland to develop, test and certify diesel particulate filter systems

PART  I

FORWARD-LOOKING  STATEMENTS

     Statements in this Form 10-K that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Clean Diesel Technologies' filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Clean Diesel Technologies, Inc. "Clean Diesel Technologies", a Delaware corporation with a principal place of business at 300 Atlantic Street, Stamford CT 06901, was formed in 1994 as a wholly owned subsidiary of Fuel Tech to develop technologies for cleaning up harmful emissions from diesel engines while reducing fuel consumption. Clean Diesel Technologies was spun-off from Fuel Tech in December 1995 by way of a rights issue. Over the past six years, CDT has developed its technologies and is now commercializing Platinum Plus(R) fuel borne catalyst, and the ARIS(R) 2000 NOx reduction system.

     Management has worked together for over 15 years in the chemical, power, fuel and emission control fields and has brought Clean Diesel Technologies to the commercialization stage on a cost effective basis by co-operative funding for development and demonstration programs with industry partners. Clean Diesel Technologies has a strong patent position with 26 US patents issued and 11 US patent applications pending as well as 67 other international patents issued and 69 international patent applications pending.

TECHNOLOGIES  AND  PRODUCTS

     Clean Diesel Technologies's products, combined with other devices, can reduce particulate emissions and NOx from diesel engines to or below the emission levels of natural gas engines, while also reducing fuel consumption. This results in a reduction in fuel costs and greenhouse gas emissions, primarily CO2, as well as in emissions of particulates, NOx, CO and un-burnt hydrocarbons.

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

     From 1996 to 1999, Clean Diesel Technologies defined and managed several research and development programs on platinum fuel catalysts which were conducted by Delft Technical University (Netherlands), Ricardo Consulting Engineers (UK), Cummins Engine Company (USA) and Southwest Research Institute
(USA). Through its strategy of using independent test houses, Clean Diesel Technologies's small technical team has been able to run several programs on a cost effective basis while bringing in a wide range of expertise. Most importantly, the results have been independently derived.

     Development of Platinum Plus was completed in 1999. In December of that year, Clean Diesel Technologies received its US EPA registration of Platinum Plus for use in bulk fuel by refiners, distributors and fleets. In 2000, CDT completed the European VERT certification protocol for particulate filters and additives for use with particulate filters and in 2001 BUWAL approved Platinum
Plus for use as a fuel borne catalyst with particulate filters. In 2002 CDT applied for verification of Platinum Plus FBC with both CARB and the EPA. Verification is needed for the end user of Platinum Plus to get emission reduction credit from the EPA's voluntary retrofit program or CARB's mandatory retrofit program.

     Over the past two years, nine large fleet demonstration trials have been carried out in the US in a range of industries including the beverage delivery, waste hauling, grocery and fuel delivery. The improvement in fuel economy from using Platinum Plus ranged from 3% to 12% with an average 7% improvement. The best results were generally attributable to short haul "stop and go" driving where Platinum Plus has the greatest opportunity to improve the combustion process. The field testing programs have confirmed the 3% to 8% improvement measured in lab engine test beds at both Cummins Engine Company and the Southwest Research Institute.

ARIS(R)  2000

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

     In 1996, Clean Diesel Technologies recruited a small team to develop an injection system for NOx control. CDT's target technical specifications for the system were based on the assumption that new emission control requirements would force NOx emission levels from diesel engines down very significantly to levels similar to those required for gasoline engines fitted with auto catalysts. From 1997 to 1998, Clean Diesel Technologies investigated and patented several methods of achieving this by using urea and other ammonia precursors in both liquid and solid form. In 1998 and 1999, Clean Diesel Technologies produced prototypes, which were tested both by potential customers and on a test rig. Subsequently, pre-production units were made and supplied to engine manufacturers for selected test programs. Clean Diesel Technologies sold the first stationary commercial systems in late 1998 and in early 1999. During 1998 and 1999, CDT also produced prototypes of the mobile ARIS system. Both systems use the same controls and injectors. Clean Diesel Technologies is seeking partners to complete the development and commercialization of the mobile ARIS system.

THE MARKET AND THE REGULATORY ENVIRONMENT

     Clean Diesel Technologies estimates that worldwide annual consumption of diesel fuel amounts to approximately 200 billion usg., including 50 billion in the United States, 60 billion in Europe and 50 billion in Asia.

NEW  DIESEL  ENGINES

     While engine manufacturers have, to date, met emissions regulations by engine design changes (which tend to increase fuel consumption), management believes that further reductions can only be achieved by using combinations of cleaner burning fuels and after treatment systems such as diesel particulate filters and catalytic systems for NOx reduction.

     There is an immediate market for NOx reduction systems for stationary diesel engines, many of which are used in power generation. Some 9,000 new high horse power engines are sold each year in the US. An SCR system comprising an ARIS 2000 injection system and a suitable catalyst is being sold into the US market by the RJM Corporation (a licensee of the ARIS 2000 technology). Mitsui & Co. Ltd has also licensed the ARIS stationary technology for Japan.

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

     In 1998, CARB declared diesel particulates to be toxic and in 2000 it proposed reductions in particulate emissions from over one million existing engines in California as well as more stringent controls for new engines. In March 2000, the US EPA announced a program to provide emissions credits for reduction in emissions from existing heavy-duty diesel engines. The US EPA has stated its objective for retrofitting vehicles with particulate controls. In response, areas such as Houston, Sacramento and Seattle are known to be proposing retrofit programs.

     Japan has announced a retrofit program, which would require all diesel vehicles residing or passing through Tokyo to install particulate matter traps phasing in between April 2004 and April 2007.

MARKET  OPPORTUNITY

     Continuing tightening of clean air standards, emission control regulations, pressure for fuel efficiency and growing international awareness of the greenhouse effect provide Clean Diesel Technologies with a substantial opportunity in world markets.

     Without compromising the fuel economy benefits of diesel, a significant reduction of particulate and NOx emissions can only be achieved by using combinations of improved engine design, cleaner burning fuels and after treatment systems such as diesel particulate filters and catalytic systems. Clean Diesel Technologies' Platinum Plus (which improves combustion catalytically) and the ARIS 2000 technology (which allows engines to be tuned for best fuel economy while reducing NOx emissions) can form key components of both these after treatment systems.

     The convergence of requirements for emission compliance and the high cost of fuel, make the use of CDT's products economical. With diesel fuel selling at about $1.75 per USG in the United States, the fuel economy improvement alone pays for the use of Platinum Plus. A fuel saving of 3% will provide a payback to US fleet operators. Platinum Plus in controlled fleet tests showed an average of 7% fuel economy improvement. In Europe, where in some countries diesel fuel retails for as much as $4.00 per gallon, because of the high tax component, fuel economy benefits are even more pronounced.

     Accordingly, there are two basic market drivers for CDT's products, namely from customers who want fuel economy or customers who need to reduce emissions. Most customers for Platinum Plus can be categorized as: OEM engine manufacturers for emission control; retrofit of existing engines for emission control; and fuel economy customers (fleets).

MARKETING STRATEGY AND COMMERCIALIZATION

     Clean Diesel Technologies' plan is to supply finished fuel additive products direct in certain North American markets and to license its ARIS 2000 NOx reduction technology and Platinum Plus products for international markets and in some sectors of the North American market. Large chemical and additive companies will be supplied platinum concentrate by Clean Diesel Technologies and they will blend and market Platinum Plus. CDT believes its strategy of licensing represents the most efficient way to gain widespread distribution quickly and exploit worldwide demand for its technologies.

     Clean Diesel Technologies has licensed the RJM Corporation to market exclusively the ARIS 2000 technology for stationary, marine and railroad diesels in the Americas. The market in the US alone is estimated at over 9,000 new engines per year with an installed base of over 150,000 engines. Clean Diesel received $1.1 million in initial license revenue from the RJM Corporation and is receiving a $1,500 to $2,500 royalty on each stationary ARIS unit sold. Clean Diesel Technologies has also exclusively licensed Mitsui & Co., Ltd. ("Mitsui") to market the ARIS 2000 technology for stationary engines in Japan. CDT received $495,000 in non-refundable up front license fees and will earn a $1,500 to $2,500 royalty on each ARIS unit sold.

     Mitsui also exercised its option to exclusively license the ARIS technology for mobile applications in Japan. Mitsui committed to pay $250,000 in mobile license fees and invest an additional $200,000 in the development and testing of mobile ARIS systems. CDT will also receive a per unit royalty on each mobile ARIS system sold. CDT is in discussions with several companies to license the mobile ARIS technology for retrofit and OEM opportunities in the United States and Europe.

     Clean Diesel Technologies has also entered into a number of marketing distribution agreements with chemical additive companies and national fuel delivery companies ("wet hosers"). CDT has licensed Baker Petrolite Corporation (a division of Baker Hughes) for the non-exclusive distribution of Platinum Plus to refiners and terminals in the United States and the Global Companies, LLC to supply Platinum Plus to fleets in New England, as the exclusive refiner distributor. CDT is also working with US Fleet Fueling Service and Shell Fuel Services to supply Platinum Plus treated fuel directly to fleets.

HEALTH EFFECTS AND REGISTRATION OF ADDITIVES

     Metallic additives have come under scrutiny for their possible effects on health. Clean Diesel Technologies registered its platinum additive in 1997 in both the US and United Kingdom. The platinum - cerium bimetallic additive required further registration in the US and that process involved a 1,000-hour engine test and extensive emission measurements and analysis. The registration was completed in 1999 and issued in December 1999.

     Germany, Austria and Switzerland have set up a protocol (VERT) for approving diesel particulate filters and additive systems used with them. Clean Diesel Technologies completed the required tests under the VERT protocol in 2000 and in January 2001, the Swiss authority BUWAL approved the Platinum Plus fuel additive for use with a filter.

     Engine tests show that the amount of platinum emitted from the use of Platinum Plus is roughly equivalent to platinum attrition from automotive catalytic converters.

     In December 1996, the United Kingdom Ministry of Health's Committee on Toxicity reviewed the product and all the data submitted by Clean Diesel Technologies and in its response stated "The Committee is satisfied that the platinum emission from vehicles would not be in an allergenic form and that the concentrations are well below those known to cause human toxicity." In 1997, Radian Associates reviewed Clean Diesel Technologies's data and the literature on platinum health effects and concluded, "the use of Clean Diesel Technologies Platinum containing diesel fuel additive is not expected to have a adverse health effect on the population under the condition reviewed." Radian also concluded that emissions of platinum from the additive had a margin of safety ranging from 2,000 to 2,000,000 times below workplace standards.

SOURCES  OF  SUPPLY

     Clean Diesel Technologies has outsourcing arrangements with two companies in the precious metal refining industry and may make arrangements with others. Clean Diesel Technologies has made the product itself in the past but considers outsourcing to a precious metal refinery to be more cost effective. Clean Diesel Technologies has established several sources of cerium to use in its bimetallic diesel additive.

RESEARCH  AND  DEVELOPMENT

     During 2002, Clean Diesel Technologies employed 3 individuals, including two executive officers, in engineering and product development. During the years ended December 31, 2002, 2001, and 2000, Clean Diesel Technologies's research and development expenses exclusive of patent costs totaled approximately $693,000, $365,000, and $534,000, respectively. Clean Diesel Technologies expenses all research and development costs as incurred.

PROTECTION OF PROPRIETARY INFORMATION

     Clean Diesel Technologies holds the rights to a number of patents and patent applications pending. There can be no assurance that pending patent applications will be approved or that the issued patents or pending applications will not be challenged or circumvented by competitors. Certain critical technology incorporated in Clean Diesel Technologies's products is protected by trademark and trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that Clean Diesel Technologies will have adequate remedies for disclosure of its trade secrets or violations of its intellectual property rights.

INSURANCE

     Clean Diesel Technologies maintains coverage for the customary risks inherent in its operations. Although Clean Diesel Technologies believes its insurance policies to be adequate in the amount and coverage for its current operations, no assurance can be given that this coverage will, in fact, be or continue to be available in adequate amounts or at a reasonable cost or that such insurance will be adequate to cover any future claims against Clean Diesel Technologies.

EMPLOYEES

     Clean Diesel Technologies has seven full-time employees. In addition, one executive officer of Fuel Tech provides management and legal services for Clean Diesel Technologies pursuant to a Management and Services Agreement between Fuel Tech and Clean Diesel Technologies on an as needed basis. Clean Diesel Technologies also retains three outside technical consultants on specific projects related to platinum, engines and NOx reduction and retains several outside marketing agents.

     Clean Diesel Technologies enjoys good relations with its employees and is not a party to any labor management agreements.

RISK FACTORS OF THE BUSINESS

     Investors in Clean Diesel Technologies should be mindful of the following risk factors relative to Clean Diesel Technologies business:

LIQUIDITY & CONTINUING OPERATING LOSSES

     Prior to 2000, Clean Diesel Technologies was a development stage business and has incurred losses since inception totaling $22,027,000 (excluding the effect of non-cash preferred stock dividends). At the date of this report, Clean Diesel Technologies has cash resources estimated to be sufficient for its needs only through the third quarter 2003. See the text below under the captions "Liquidity and Sources of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

     Clean Diesel Technologies has had minimal revenues through December 31, 2002. CDT expects to continue to incur operating losses at least through 2003. There can be no assurance that Clean Diesel Technologies will achieve or sustain significant revenues or profitability in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

COMPETITION

     Competition  in  the  diesel  fuel  additive  market is from other additive
suppliers,  supplying  other  metallic additives.   CDT competes on the basis of
effectiveness, price, proprietary technology, and ease of use of the PFCs.

     Competition in the NOx control market is from other suppliers of reagent-based post-combustion NOx control systems including large, well-established catalyst and engine manufacturing companies. CDT has proprietary technology.

NEED FOR REGISTRATION

     Clean Diesel Technologies needs to comply with registration requirements for each territory in which it sells its products. CDT received its registration from USEPA under Tier 1 of 211(b) registration for its platinum - cerium additive in December 1999. It can sell the product with its current registration status, which provides for pass through rights for the additive companies to use the product without further registration. However, there are provisions in the Act under which EPA could require further testing. The EPA has not exercised these provisions yet for any additive. In Europe, Clean Diesel Technologies has registered in Switzerland and is registering in Germany. Further testing could be needed in these or other territories.

     Clean Diesel Technologies' business is impacted by air quality regulations and regulations governing vehicle emissions as well as emissions from stationary engines. If such regulations were to be abandoned or held invalid, CDT's prospects would be adversely affected.

NO ASSURANCES OF ADDITIONAL FUNDING

     Clean Diesel Technologies must seek additional funding in the form of a private offering of additional shares of equity securities. Any offering of such securities may result in dilution to the stockholders of Clean Diesel Technologies. The ability of CDT to consummate financing will depend on the status of CDT's marketing programs, and field trials, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available if needed, or on acceptable terms. In the event that Clean Diesel Technologies needs additional funds and is unable to raise such funds, CDT may be required to delay, scale back, or severely curtail its operations or otherwise impede its ongoing commercialization, which could have a material adverse effect on the business, operating results, financial condition and long-term prospects. See the text below under the captions "Liquidity and Sources of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

UNCERTAINTY OF MARKET ACCEPTANCE

     The commercial success of CDT's products will depend upon acceptance by the fuel additive, oil, and engine industries, and acceptance by governmental regulatory bodies. This market acceptance will in turn depend upon competitive developments and CDT's ability to demonstrate the efficiency, cost effectiveness, safety, and ease of use of the PFCs and NOx control products of Clean Diesel Technologies. The failure to receive market acceptance for the PFCs and NOx control products would have an adverse effect on the business, operating results and financial condition. See "Products and Markets" in Item 1, "Business."

NO ASSURANCE OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

     Clean Diesel Technologies holds licenses to a number of patents, holds certain patents, and has patent applications pending. There can be no assurance that pending patent applications will be approved or that the issued patents or pending applications will not be challenged or circumvented by competitors. Certain critical technology incorporated in Clean Diesel Technologies' products is protected by trademark and trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that CDT will have adequate remedies for disclosure of its trade secrets or violations of its intellectual property rights. See "Protection of Proprietary Information" in Item 1, "Business."

PLATINUM  PRICE

     The cost of platinum may have a direct impact on the future pricing and profitability of the Platinum Plus FBCs. Although Clean Diesel Technologies intends to minimize this risk through various purchasing and hedging strategies, there can be no assurance that CDT will be able to do so. A significant prolonged increase in the price of platinum could have a material adverse effect on the business, operating results and financial condition.

DEPENDENCE ON ATTRACTING AND RETAINING PERSONNEL

     The success of Clean Diesel Technologies will depend, in large part, on its ability (i) to retain current key personnel; (ii) to attract and retain additional qualified management, scientific, and manufacturing personnel; and
(iii) to develop and maintain relationships with research institutions and other outside consultants. The loss of key personnel or the inability of Clean Diesel Technologies to hire or retain qualified personnel, or the failure to assimilate effectively such personnel could have a material adverse effect on the business, operating results and financial condition. See "Employees" in Item 1, "Business."

ITEM  2.  PROPERTIES

FACILITIES

     Clean Diesel Technologies has leased for administrative purposes 2,900 square feet of office space at 300 Atlantic Street, Stamford, Connecticut. CDT has rights for up to one year to continue leasing the existing space through December 2003, with 3 months notice to terminate during that period. The lease has an annual cost of $116,000, which includes rent, utilities and parking.

PATENTS AND TECHNOLOGY ASSIGNMENTS

     CDT's technology is comprised of patents, patent applications, trade or service marks, data, and know-how. This technology was acquired by assignment from Fuel Tech or developed internally. This assignment agreement provides for running royalties of 2.5% of gross revenues derived from the sale of the PFCs, commencing in 1998 and terminating in 2008. Clean Diesel Technologies may at any time terminate this royalty obligation by payment to Fuel Tech of amounts in 2003 of $6.5 million and declining annually to $1.1 million in 2008. CDT, as owner, maintains the technology at its expense.

     During 2002, Clean Diesel Technologies filed 6 additional US patent applications and 2 international patent applications. Clean Diesel Technologies now has a total of 26 US patents granted and 67 international patents. There are currently 11 US patent applications pending and 69 international applications pending. These patents and patent applications cover the means of controlling the four principal emissions from diesel engines (NOx, particulates, CO, and HC).

ITEM 3.   LEGAL  PROCEEDINGS

          Clean Diesel Technologies is not involved in any legal proceedings.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          There were no submission of matters to a vote of security holders in 2002.

PART  II

ITEM 5.   MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON  STOCK

     Clean Diesel Technologies' Common Stock is traded in the US in the over-the-counter (OTC) market and on the London Stock Exchange through the Alternative Investment Market (AIM). Reports of transactions of Clean Diesel Technologies' shares are available on the OTC Electronic Bulletin Board (Symbol

CDTI) and on the AIM (Symbol CDT and CDTS). At March 4, 2003, there are 181 registered holders and approximately 534 beneficial holders of Common Stock.

     No dividends have been paid on CDT's Common Stock and Clean Diesel Technologies does not intend to pay dividends on these shares in the foreseeable future.

                                              OTC          LONDON STOCK EXCHANGE
                                         BULLETIN BOARD             AIM
                                           (IN  US$)             (IN  GBP)
STOCK PRICE DATE:                          HIGH  LOW             HIGH  LOW
-----------------                          ----  ----            ----  ----
1st Quarter  2001 . . . . . . . . . . . .  1.19  0.81             --    --
2nd Quarter  2001 . . . . . . . . . . . .  2.38  1.48             --    --
3rd Quarter  2001 . . . . . . . . . . . .  2.15  1.50             --    --
4th Quarter  2001 . . . . . . . . . . . .  2.65  1.60            1.63  1.64
1st Quarter  2002 . . . . . . . . . . . .  3.50  2.10            2.55  1.56
2nd Quarter  2002 . . . . . . . . . . . .  4.00  2.60            2.35  1.40
3rd Quarter  2002 . . . . . . . . . . . .  2.60  1.30            1.60  0.97
4th Quarter  2002 . . . . . . . . . . . .  1.90  1.25            1.40  1.10


SALES AND USES OF UNREGISTERED SECURITIES DURING THE PERIOD

     Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective October 1, 2002, 704,349 shares of its Common Stock. The price of the Common Stock was 1.30 GBP per share
(approximately $2.00 per share). The proceeds of the Common Stock issuance, $1.356 million, net of $69,000 in expenses, will be used for the general corporate purposes of Clean Diesel Technologies.

     Also Pursuant to a Regulation S exemption with respect to an offshore placement and a Sec.4 (2) private placement exemption under the Securities Act of 1933 (the "Act"), Clean Diesel Technologies sold, effective December 28, 2001, 2,580,664 shares of its Common Stock at a price of 1.40 GBP per share (approximately $2.00 per share). Clean Diesel Technologies also converted 15,897 shares of Series A Preferred Stock into 5,934,829 shares of Common Stock, which reflects a 12% premium (373.33 common shares per one Series A Preferred share). The proceeds of the Common Stock issuance and Series A Preferred Stock conversion of approximately $3.721 million (net of expenses and $0.817 million in term loan re-payment) will be used for the general corporate purposes of Clean Diesel Technologies.

     Also pursuant to Regulation S and Sec.4 (2) exemptions from registration under the Act, Clean Diesel Technologies, under a $1 million Loan Facility Agreement effective November 14, 2000, issued to private lenders $500,000 of its Senior Promissory Notes and Warrants to purchase 75,000 shares of CDT's Common Stock. In March 2001, Clean Diesel Technologies issued an additional $500,000 of its Senior Promissory Notes and Warrants to purchase 25,000 shares of CDT's Common Stock. In December 2001, in exchange for Common Stock, CDT retired $750,000 of its Senior Promissory Notes including accrued interest of 10% per annum.

ITEM 6.  SELECTED  FINANCIAL  DATA

     Clean Diesel Technologies was incorporated on January 19, 1994, as a wholly owned subsidiary of Fuel TechEffective December 12, 1995, Fuel Tech completed a Rights Offering of CDT's Common Stock, with Fuel Tech retaining a 27.6% ownership interest in Clean Diesel Technologies. In 2002 and 2001, CDT obtained $1.356 million and $3.721 million of proceeds, respectively, through private placement sales of shares of its Common Stock As a result of the additional stock transactions, Fuel Tech's 1,825,119 shares of CDT's Common Stock represent approximately a 15.2% interest in Clean Diesel Technologies at December 31, 2002.

     As discussed elsewhere herein, prior to 2000, Clean Diesel Technologies was a development stage business. The following selected data are derived from the financial statements of CDT. Ernst & Young LLP's report on the financial statements for the year ended December 31, 2002, which appears elsewhere herein, includes an explanatory paragraph which describes an uncertainty about Clean Diesel's ability to continue as a going concern. The data should be read in conjunction with the financial statements, related notes and other financial information herein.

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                 2002      2001      2000      1999     1998
                                               --------  --------  --------  --------  --------
                                                     (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA
Product Revenue                                $   142   $   176   $   199   $   142   $    46
License and Royalty Revenue                        299     1,424       383        --        --
                                               --------  --------  --------  --------  --------
Total Revenues                                     441     1,600       582       142        46
Costs and expenses:
Cost of product sales                               86       117       133        81        29
General and administrative                       2,291     1,858     1,799     1,585     1,515
Research and development                           693       365       534       827     1,009
Patent filing and maintenance                       43       196       152       134       156
                                               --------  --------  --------  --------  --------
Loss from operations                            (2,672)     (936)   (2,036)   (2,485)   (2,663)
Interest income/(expense), net                      30      (170)       35        44       (57)
Cost of withdrawn Rights Offering                   --        --        --        --      (264)
                                               --------  --------  --------  ---------  -------
Loss before preferred stock dividend            (2,642)   (1,106)   (2,001)   (2,441)   (2,984)

Preferred Stock Dividend (non-cash)                 --      (621)     (712)     (393)       --
One-time Preferred Stock conversion premium         --    (1,276)       --        --        --
One-time imputed non-cash preferred dividend        --        --        --    (1,750)       --
                                               --------  --------  --------  --------  --------
Net loss attributable to common stockholders   $(2,642)  $(3,003)  $(2,713)  $(4,584)  $(2,984)
                                               ========  ========  ========  ========  ========
Basic and diluted loss per common share        $ (0.23)  $ (1.08)  $ (1.03)  $ (1.77)  $ (1.19)

Weighted-average shares outstanding
 -average shares outstanding                    11,419     2,777     2,631     2,594     2,517

Cash dividends paid                            $  0.00   $  0.00   $  0.00   $  0.00   $  0.00



                                                                   DECEMBER 31,
                                               ------------------------------------------------
                                                 2002      2001      2000      1999      1998
                                               --------  --------  --------  --------  --------
BALANCE SHEET DATA                                               (in thousands)
Current assets                                 $ 2,757   $ 4,612   $   965   $ 1,311   $ 1,940
Total assets                                     2,979     4,658     1,057     1,346     1,985
Current liabilities                                223       808       400       494       686
Long-term liabilities                              418       368       808       196        --
Working capital                                  2,534     3,804       565       817     1,254
Stockholders' equity (deficit)                   2,338     3,482      (151)      656     1,299

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Prior to 2000, Clean Diesel Technologies was a development stage enterprise and its efforts were devoted to the research and development of platinum fuel catalysts and nitrogen oxide reduction technologies to reduce emissions from diesel engines. During December 1999, CDT received its EPA registration for its platinum-cerium product and in early 2000 completed its first commercial sales; accordingly, in the opinion of management, Clean Diesel Technologies was no longer a development stage enterprise.

     The Company has been unable to generate positive cash flow and will require additional capital in the future in order to fund its operations, as its current cash position will not be sufficient to fund the Company's cash requirements. The Company is, however, actively seeking additional financing through a private placement in order to fund its commercialization efforts. Without any further funding or revenues from sales, demonstration programs, or license fees, the Company expects to be able to fund operations through the third quarter of 2003. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Based on such plans CDT may be required to delay, scale back or severely curtail its operations, which could have a material adverse effect on the business, operating results, financial condition and long-term prospects. See discussions in Note 1 to the Financial Statements.

RESULTS  OF  OPERATIONS
2002  VERSUS  2001

     Revenues and cost of product sales were $441,000 and $86,000, respectively, in 2002 versus $1,600,000 and $117,000, respectively, in 2001. The 2002 revenues consist of Platinum Plus sales, ARIS 2000 system sales and ARIS license revenue and royalties.

     Clean Diesel Technologies has received its EPA registration of the platinum-cerium additive. Field trials of the platinum-cerium additive for fuel economy started in 2000 and have continued in 2002. In 2002, CDT initiated field trials of platinum-cerium for emission reduction as well. Clean Diesel Technologies has applied for the platinum-cerium product to be verified for emission reduction by both the EPA and CARB. In 2002, sales of the platinum-cerium additive totaled $40,000. Based on initial trial results and licensing agreements, ongoing revenues from sales of its Platinum Plus additive are expected from distributors, refiners, additive marketing companies and fleets.

     Clean Diesel Technologies identified a market opportunity for urea selective catalytic reduction (SCR) systems for use with stationary diesel engines primarily for power generation. The ARIS 2000 is a single-fluid injection and metering system complete with an electronic control unit that can be integrated with engine electronic and diagnostic systems. CDT has licensed the ARIS 2000 system for stationary diesel engines in North, South and Central America to the RJM Corporation and completed a stationary license agreement with Mitsui for Japan. In December of 2002 Clean Diesel Technologies completed an additional license agreement with Mitsui Ltd for the mobile ARIS technology in Japan. Total sales of systems and license/royalties of the ARIS 2000 in 2002 were $102,000 and $298,000, respectively, versus $62,000 and $1,424,000 in 2001, respectively. CDT and its licensees have sold and installed over 150 systems. CDT believes that the ARIS 2000 NOx reduction system has applications for both stationary engines and mobile engines. While the ARIS system for stationary use is being sold commercially, the ARIS system for mobile applications needs further development from the present prototype stage. CDT believes that the ARIS 2000 system can most effectively be commercialized through licensing several companies with a related business in these markets. Clean Diesel Technologies is actively seeking to license the mobile ARIS technology in the US and Europe and the stationary technology in Europe and Asia.

     General and administrative expenses increased to $2,291,000 in 2002 from $1,858,000 in 2001. The increase is the result of higher professional fees associated with listing on AIM. There were also increases in marketing and travel relating to the increased effort in marketing CDT's technologies. Research and development expenses increased to $693,000 in 2002 from $365,000 in 2001. The increase in research and development in 2002 is due to the development of new applications for CDT's technologies and for verification testing relating to CARB and EPA certification.

     Patent filing and maintenance expenses decreased to $43,000 in 2002 versus $196,000 in 2001. The decrease relates to a change in accounting policy. Clean Diesel Technologies now capitalizes the expenses related to filing and maintaining each patent and then amortizes the expense over the remaining life of the patent. Interest income increased to $39,000 in 2002 from $11,000 in 2001 due to funds raised from the issuance of CDT's Common Stock. Interest expense decreased to $9,000 in 2002 from $181,000 in 2001 due to the retirement of the term loan financing arrangement in January 2002.

     In 2002, Clean Diesel Technologies recorded no in-kind preferred stock dividends on its Series A Preferred Stock due to the conversion of the preferred stock into common stock in December 2001, for which no dividends are paid. In 2001, CDT recorded $1,897,000 of in-kind preferred stock dividends on its Series A Preferred Stock.

2001  VERSUS  2000

     Revenues and cost of product sales were $1,600,000 and $117,000, respectively, in 2001 versus $582,000 and $133,000, respectively, in 2000. The 2001 revenues consisted of Platinum Plus sales, ARIS 2000 system sales and ARIS license revenue and royalties.

     Clean Diesel Technologies has received its EPA registration of the platinum-cerium additive. Field trials of the platinum-cerium additive started in 2000 and continued in 2001. In 2001, sales of the platinum-cerium additive totaled $114,000. Based on initial trial results and licensing agreements, ongoing revenues from sales of its Platinum Plus additive are expected from distributors, refiners, additive marketing companies and fleets.

     Clean Diesel Technologies identified a market opportunity for urea selective catalytic reduction (SCR) systems for use with stationary diesel engines primarily for power generation. The ARIS 2000 is a single-fluid injection and metering system complete with an electronic control unit that can be integrated with engine electronic and diagnostic systems. CDT has licensed the ARIS 2000 system for stationary diesel engines in North, South and Central America to the RJM Corporation and completed a license with Mitsui for Japan with an option on the mobile ARIS technology. Total sales of systems and license/royalties of the ARIS 2000 in 2001 were $62,000 and $1,424,000, respectively, versus $84,000 and $306,000 in 2000, respectively. CDT and its licensee sold and installed over 100 systems. CDT believes that the ARIS 2000

NOx reduction system has applications for both stationary engines and mobile engines. While the ARIS system for stationary use is being sold commercially, the ARIS system for mobile applications needs further development from the present prototype stage. CDT believes that the ARIS 2000 system can most effectively be commercialized through licensing several companies with a related business in these markets. Clean Diesel Technologies is actively seeking to license the mobile technology and the stationary technology in Europe and Asia.

     General and administrative expenses increased to $1,858,000 in 2001 from $1,799,000 in 2000. The increase was the result of non-cash warrant expense associated with investor relation activities partially offset by lower travel expense in 2001. Research and development expenses decreased to $365,000 in 2001 from $534,000 in 2000. The continued reduction in 2001 was due to the shift in focus from research and development to commercialization.

     Patent filing and maintenance expenses increased to $196,000 in 2001 versus $152,000 in 2000. The increase was due in part to maintaining the patents and filing new applications. Interest income decreased to $11,000 in 2001 from $38,000 in 2000. Interest expense increased to $181,000 in 2001 from $3,000 in 2000 due to interest expenses associated with the term loan financing arrangement.

     In 2001, Clean Diesel Technologies recorded $1,897,000 of in-kind preferred stock dividends on its Series A Preferred Stock. In 2000, CDT recorded $712,000 of in-kind preferred stock dividends on its Series A Preferred Stock.

LIQUIDITY AND SOURCES OF CAPITAL

     Prior to 2000, Clean Diesel Technologies was primarily engaged in research and development and has incurred losses since inception aggregating $22,027,000 (excluding the effect of the preferred stock dividends). CDT expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although CDT started selling limited quantities of Platinum Plus additive in 2000 and 2001 and generating licensing revenue in 2000, sales and revenue to date have been insufficient to cover operating expenses, and Clean Diesel Technologies continues to be dependent upon sources other than operations to finance its working capital requirements.

     For the years ended 2002, 2001 and 2000, Clean Diesel Technologies used cash of $2,836,000, $725,000 and $1,872,000, respectively, in operating activities.

     At December 31, 2002, and December 31, 2001, Clean Diesel Technologies had cash and cash equivalents of $2,083,000 and $4,023,000, respectively. The decrease in cash and cash equivalents in 2002 from 2001 was due to increased spending  on  marketing  its  products,  research  and  development projects and
CARB/EPA certification programs. Working capital decreased to $2,534,000 at December 31, 2002, from $3,803,000 at December 31, 2002. CDT anticipates incurring additional losses through at least 2003 as it further pursues its commercialization efforts.

     In December 2002, Clean Diesel Technologies completed an additional exclusive license agreement with Mitsui for the mobile ARIS technology for Japan. Under terms of the agreement Mitsui agreed to pay CDT a $250,000 license fee and Mitsui committed to spend an additional $200,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT recognized the $250,000 of license revenue in the fourth quarter of 2002.

     Clean Diesel Technologies signed an agreement with the RJM Corporation on February 2, 2000 that licensed RJM to sell CDT's ARIS 2000 NOx control system for all stationary, marine and locomotive applications in North, Central and South America. Under terms of the agreement CDT received an initial $360,000 license fee and inventory payment.

     In April 2001, Clean Diesel Technologies amended its February 2000 ARIS Stationary NOx Reduction license agreement with the RJM Corporation. Under the amended terms of the license agreement, CDT received two fixed nonrefundable payments of $412,500 each on June 1 and September 1 in lieu of potentially receiving $1,040,000 on the second or third anniversary of the license agreement. CDT will continue to receive unit royalties on future sales of stationary, marine or locomotive applications by RJM.

     In August 2001, Clean Diesel Technologies completed a license agreement with Mitsui for CDT's ARIS 2000 NOx control system for all stationary diesel power generators in Japan. Under the agreement, CDT received nonrefundable up-front license payments of $495,000 and will receive ongoing standard royalties on each system sold by Mitsui. Mitsui also has an option to license the ARIS technology for mobile applications in Japan for an additional license fee.

     In November 2000, Clean Diesel Technologies secured a $1,000,000 privately financed term loan facility. In December 2000, CDT drew down $500,000 of the term loan facility and in March 2001 the remaining $500,000 of the term loan was drawn down. As part of the private placement stock transaction in December 2001, $750,000 of the outstanding term loan plus accrued interest was converted to Common Stock. In January 2002, the remaining $250,000 and accrued interest for the term loan was repaid.

     In December 2001, Clean Diesel Technologies received $3.721 million (net of expenses and term loan repayment) through a private placement of 2,580,664 shares of its common stock. In conjunction with the private placement, CDT converted all of its Series A Preferred Stock to Common Stock. All of CDT's Common Stock shares were registered to trade on the AIM of the London Stock Exchange.

     In October 2002, Clean Diesel Technologies received $1.356 million (net of $69,000 in expenses) through a private placement of 704,349 shares of its Common Stock on the London Stock Exchange.

     As a result of its recurring operating losses, Clean Diesel Technologies has been unable to generate a positive cash flow. In management's opinion, the cash balance at December 31, 2002 will be sufficient to fund its operations through the third quarter of 2003. CDT will require additional capital to fund its future operations. Although CDT believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to Clean Diesel Technologies. The Company has developed contingency plans in the event its financing efforts are not successful. Based on such plans CDT may be required to delay, scale back or severely curtail its operations, which could have a material adverse effect on the business, operating results, financial condition and long-term prospects. Accordingly, at December 31, 2002, there is substantial doubt as to the Company's ability to continue as a going concern.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results can differ from those estimates. The Company believes that of its significant accounting policies (see Note 1 to the Financial Statements), the following may involve a higher degree of judgment and complexity.

REVENUE  RECOGNITION

     Clean Diesel Technologies recognizes revenue from sales of Platinum Plus fuel borne catalyst and ARIS systems upon shipment.

RESEARCH  AND  DEVELOPMENT  COSTS

     Costs relating to the research, development and testing of products are charged to operations as they are incurred. These costs include test programs, salary and benefits, consultancy fees, materials and certain testing equipment.

PATENT  EXPENSE

     Effective January 1, 2002, patent costs are capitalized and amortized over the remaining life of each patent. Prior to this all patent costs were expensed as incurred.


ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, it is not subject to any significant market risk exposure. See "Risk Factors of the Business - Platinum Price" in
Item  1,  "Business."

     Clean Diesel Technologies generally receives all income in United States dollars. CDT typically makes several small payments monthly in various foreign currencies for patent expenses, product tests and registration, local marketing and promotion and consultants.

ITEM 8.  FINANCIAL  STATEMENTS


                         REPORT OF INDEPENDENT AUDITORS


The  Board  of  Directors  and  Stockholders
Clean  Diesel  Technologies,  Inc.

We have audited the accompanying balance sheets of Clean Diesel Technologies, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Clean Diesel Technologies, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will require additional capital in the future in order to fund its operations. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                                           /S/ ERNST & YOUNG LLP


Stamford,  Connecticut
January  24,  2003

CLEAN DIESEL TECHNOLOGIES, INC.
BALANCE  SHEET                                                      (IN THOUSANDS EXCEPT SHARE DATA)


                                                                              DECEMBER 31,
                                                                      ----------------------------
                                                                          2002           2001
                                                                      -------------  -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $      2,083   $      4,023
Accounts receivable                                                            284            197
Inventories                                                                    314            296
Other current assets                                                            76             96
                                                                      -------------  -------------
TOTAL CURRENT ASSETS                                                         2,757          4,612
Other assets                                                                   222             46
                                                                      -------------  -------------
TOTAL ASSETS                                                          $      2,979   $      4,658
                                                                      =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                         $         --   $        250
Accounts payable and accrued expenses                                          223            558
                                                                      -------------  -------------
      TOTAL CURRENT LIABILITIES                                                223            808

Deferred compensation and pension benefits                                     418            368
                                                                      -------------  -------------
     TOTAL LONG-TERM LIABILITIES                                               418            368

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.05 per share,
    authorized 80,000 , No shares issued and outstanding                        --             --
Series A Convertible Preferred Stock, par value $0.05 per share,
    $500 per share liquidation preference, authorized 20,000 shares,
    No shares issued and outstanding                                            --             --
Common Stock, par value $0.05 per share, authorized
    15,000,000 shares, issued and outstanding 11,968,387
    and 11,214,280 shares                                                      598            561
Additional paid-In capital                                                  28,519         27,058
Accumulated deficit                                                        (26,779)       (24,137)
                                                                      -------------  -------------
TOTAL STOCKHOLDERS' EQUITY                                                   2,338          3,482
                                                                      -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      2,979   $      4,658
                                                                      =============  =============


See  accompanying  notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS  OF  OPERATIONS                (IN THOUSANDS EXCEPT PER SHARE DATA)


                                             FOR THE YEARS ENDED  DECEMBER 31,
                                             ---------------------------------
                                                 2002      2001      2000
                                               --------  --------  --------
Product revenue                                $   142   $   176   $   199
License and royalty revenue                        299     1,424       383
                                               --------  --------  --------
Total revenue                                      441     1,600       582

Costs and expenses:
Cost of sales                                       86       117       133
General and administrative                       2,291     1,858     1,799
Research and development                           693       365       534
Patent filing and maintenance                       43       196       152
                                               --------  --------  --------

Loss from operations                            (2,672)     (936)   (2,036)
Interest income                                     39        11        38
Interest expense                                    (9)     (181)       (3)
                                               --------  --------  --------

Loss before preferred stock dividends           (2,642)   (1,106)   (2,001)
Preferred Stock dividends (non-cash)                --      (621)     (712)
Preferred Stock conversion premium (non-cash)       --    (1,276)       --
                                               --------  --------  --------

Net loss attributable to common stockholders   $(2,642)  $(3,003)  $(2,713)
                                               ========  ========  ========
BASIC AND DILUTED LOSS PER
     COMMON SHARE                              $ (0.23)  $ (1.08)  $ (1.03)
                                               ========  ========  ========
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                         11,419     2,777     2,631
                                               ========  ========  ========


See  accompanying  notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)                                            (IN THOUSANDS)



                                     Series A Convertible                                              Total
                                       Preferred Stock     Common Stock    Additional              Stockholders'
                                       ---------------     ------------     Paid-In   Accumulated     Equity
                                       Shares    Amount   Shares  Amount    Capital     Deficit      (Deficit)
                                       -------  --------  ------  -------  ---------  ----------  ----------------
BALANCE AT DECEMBER 31, 1999             11.1   $     1    2,594  $   130  $ 18,946   $( 18,421)  $           656
Net loss for year                          --        --       --       --        --      (2,001)           (2,001)
Issuance of preferred stock dividends      .7        --       --       --        --          --    -           --
Sale of Series A Preferred Stock          1.4        --       --       --     1,021          --             1,021
Issuance of common stock warrants          --        --       --       --       122          --               122
Stock options exercised                    --        --       27        1         6          --                 7
Payment of directors'  fees in
  common stock                             --        --       39        2        42          --                44
Declared but not issued preferred
  dividend                                1.4        --       --       --       712        (712)               --
                                       -------  --------  ------  -------  ---------  ----------  ----------------

BALANCE AT DECEMBER 31, 2000             14.6   $     1    2,660  $   133  $ 20,849   $ (21,134)  $          (151)
Net loss for year                          --        --       --       --        --      (1,106)           (1,106)
Issuance of common stock warrants          --        --       --       --       157          --               157
Payment of directors'  fees in
  common stock                             --        --       26        1        40          --                41
Stock options exercised                    --        --       13        1         2          --                 3
Declared but not issued preferred
  dividend                                1.2        --       --       --       621        (621)               --
Conversion of Preferred Shares to
  common stock                          (15.8)       (1)   5,299      265      (264)         --                --
Premium (12%) paid to preferred
  shareholders for conversion to
  common stock                             --        --      636       32     1,244      (1,276)               --
Issuance of common stock                   --        --    2,175      109     3,612          --             3,721
Term loan and related interest
  conversion to common stock               --        --      405       20       797          --               817
                                       -------  --------  ------  -------  ---------  ----------  ----------------

BALANCE AT DECEMBER 31, 2001               --   $    --   11,214  $   561  $ 27,058   $ (24,137)  $         3,482
Net loss for year                          --        --       --       --        --      (2,642)           (2,642)
Issuance of common stock warrants          --        --       --       --        95          --                95
Payment of directors'  fees in
    common stock                           --        --       23        1        46          --                47
Exercise of warrants                       --        --       27        1        (1)         --                --
Issuance of common stock                   --        --      654       33     1,224          --             1,257
Issuance of common stock                   --        --       50        2        97          --                99
                                       -------  --------  ------  -------  ---------  ----------  ----------------

BALANCE AT DECEMBER 31, 2002               --   $    --   11,968  $   598  $ 28,519   $( 26,779)  $         2,338
                                       =======  ========  ======  =======  =========  ==========  ================


See  accompanying  notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
                                                                                          (IN  THOUSANDS)
                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                                      2002      2001      2000
                                                                                    --------  --------  --------
OPERATING ACTIVITIES
Net loss attributable to common stockholder                                         $(2,642)  $(1,106)  $(2,001)
Adjustments to reconcile net loss to cash used in operating activities
    Depreciation                                                                         26        11        10
    Amortization of deferred financing costs                                              8        91        --
    Interest expense from term loans converted to common shares                          --        65        --
    Compensatory stock warrant                                                           95       120        61
Changes in operating assets and liabilities:
    Accounts receivable                                                                 (87)     (147)       (4)
    Inventories                                                                         (18)       (9)       34
    Other current assets                                                                 20        (9)      (35)
    Accounts payable and accrued expenses                                              (238)      259        63
                                                                                    --------  --------  --------

Net cash used in operating activities                                                (2,836)     (725)   (1,872)
                                                                                    --------  --------  --------

INVESTING ACTIVITIES
Patent activities                                                                      (122)       --        --
Purchase of fixed assets                                                                (88)      (17)       (7)
                                                                                    --------  --------  --------
Net cash used in investing activities                                                  (210)      (17)       (7)

FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                  --         3         7
Proceeds from (repayment of) term loans                                                (250)      500       500
Proceeds from issuance of common stock, net                                           1,356     3,721     1,021
                                                                                    --------  --------  --------

Net cash provided by financing activities                                             1,106     4,224     1,528
                                                                                    --------  --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (1,940)    3,482      (351)

Cash and cash equivalents at beginning of period                                      4,023       541       892
                                                                                    --------  --------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 2,083   $ 4,023   $   541
                                                                                    ========  ========  ========

NON-CASH ACTIVITIES

Preferred Stock dividend                                                            $    --   $   621   $   712
Preferred Stock conversion premium (non-cash)                                            --     1,276        --
Conversion of term loans and related interest into common stock                          --       817        --

See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS

     Clean Diesel Technologies, Inc. ("CDT") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of CDT's Common Stock, and reduced its ownership in CDT's Common Stock to 27.6%. As a result of additional equity offerings in subsequent years, Fuel Tech currently holds a 15.2% interest in CDT as of December 31, 2002.

     Clean Diesel Technologies is a specialty chemical and energy technology company supplying fuel additives and proprietary systems that reduce harmful emissions from internal combustion engines while improving fuel economy. Prior to 2000, CDT was a development stage enterprise devoted to research, development and commercialization of platinum fuel catalysts (PFCs) and nitrogen oxide (NOx) reduction technologies for diesel engines. During December 1999, CDT received its EPA registration for its platinum-cerium product and in early 2000 recorded its first commercial sales. Accordingly, in the opinion of management Clean Diesel Technologies is no longer a development stage enterprise. The success of CDT's technologies will depend upon the commercialization opportunities of the technologies and governmental regulations, and corresponding foreign and state agencies.

GOING  CONCERN

     The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     As more fully described elsewhere herein, the Company received net proceeds of approximately $1.356 million in 2002 and $3.721 million in 2001 through private placements of its Common Stock to assist in the pursuit of its commercialization efforts. The success of the Company's technologies will depend upon the commercialization opportunities of the technologies and governmental regulations, and corresponding foreign and state agencies. The accomplishment of these objectives by the Company will require additional capital and there can be no assurance that such capital will be available.

     As a result of the Company's recurring operating losses ($22,027,000 since inception excluding non-cash preferred stock dividends), the Company has been unable to generate a positive cash flow and will require additional capital in the future in order to fund its operations, as its current cash position will not be sufficient to fund the Company's cash requirements. The Company is, however, actively seeking additional financing through a private placement in order to fund its commercialization efforts. Without any further funding or revenues from sales, demonstration programs, or license fees, the Company expects to be able to fund operations through the third quarter of 2003. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Based on such plans CDT may be required to delay, scale back or severely curtail its operations, which could have a material adverse effect on the business, operating results, financial condition and long -term prospects. Accordingly, at December 31, 2002, there is substantial doubt as to the Company's ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

     Clean Diesel Technologies considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. At December 31, 2002, substantially all of CDT's cash and cash equivalents were on

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

deposit with one financial institution. All financial instruments are reflected in the accompanying balance sheets at amounts that approximate fair market value.

INVENTORIES

     Inventories are stated at the lower of cost or market and consist of finished product and platinum metal. Cost is determined using the first-in, first-out (FIFO) method.

REVENUE  RECOGNITION

     Clean Diesel Technologies recognizes revenue from sales of Platinum Plus fuel borne catalyst and ARIS systems upon shipment.

     In February 2000, Clean Diesel Technologies completed a license agreement with the RJM Corporation for CDT's ARIS 2000 NOx control system for all stationary, marine and locomotive applications in North, Central and South America. CDT received a $260,000 license payment in return for transferring the ARIS 2000 technology to RJM. CDT also received $100,000 from RJM for the remaining ARIS 2000 inventory. The license payment is non-refundable and requires no significant ongoing services to be performed by CDT.

     In April 2001, Clean Diesel Technologies amended its February 2000 ARIS Stationary NOx Reduction license agreement with RJM. Under the amended terms of the license agreement, CDT received two fixed nonrefundable payments of $412,500 each on June 1 and September 1 in lieu of potentially receiving $1,040,000 on the second or third anniversary. CDT recognized the $825,000 as license revenue in 2001. CDT receives unit royalties on all sales of stationary, marine or locomotive applications by RJM.

     In August 2001, Clean Diesel Technologies completed a license agreement with Mitsui Ltd for CDT's ARIS 2000 NOx control system for all stationary diesel power generators in Japan. Under the agreement, CDT received a nonrefundable up-front license payment of $495,000, and will receive ongoing standard royalties on each system sold by Mitsui. CDT recognized the license payment as revenue in 2001, as there are no significant ongoing services to be performed by CDT. Mitsui also has an option to license the ARIS technology for mobile applications in Japan for an additional license fee.

     In December 2002, Clean Diesel Technologies completed an additional exclusive license agreement with Mitsui for the mobile ARIS technology for Japan. Under terms of the agreement Mitsui agreed to pay CDT a $250,000 license fee and Mitsui committed to spend an additional $200,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT recognized the $250,000 license revenue in the fourth quarter of 2002.

     Royalty fees are recognized by Clean Diesel Technologies when earned.

RESEARCH  AND  DEVELOPMENT  COSTS

     Costs relating to the research, development and testing of products are charged to operations as they are incurred. These costs include test programs, salary and benefits, consultancy fees, materials and certain testing equipment.

PATENT  EXPENSE

     Effective January 1, 2002, patent costs are capitalized and amortized over the remaining life of each patent. Prior to this all patent related costs were expensed as incurred.

STOCK-BASED  COMPENSATION

     Clean Diesel Technologies accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under CDT's current plan, options may be granted at not less than the fair market value on the date of grant and therefore no compensation expense is recognized for the stock options granted to employees. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Compensation," to provide alternative methods of transition for a voluntary change to the fair value- based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of this Statement as of December 31, 2002.

     If compensation expense for CDT's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, CDT's net loss and basic and diluted loss per common share would have been increased to the pro forma amounts indicated below:

                                                                         2002      2001      2000
                                                                       --------  --------  --------
Net loss attributable to common stockholders as reported               $(2,642)  $(3,003)  $(2,713)
Deduct: Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects                                            (591)     (422)     (364)
                                                                       --------  --------  --------
Pro forma net loss attributable to common stockholders                 $(3,233)  $(3,425)  $(3,077)
Net loss per share:
Basic and diluted loss per common share-as reported                    $ (0.23)  $ (1.08)  $ (1.03)
Basic and diluted per common share-pro forma                           $ (0.28)  $(1.23)   $ (1.17)

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

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because CDT's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions:

                                2002      2001      2000
                              --------  --------  --------
     Expected dividend yield      0.0%      0.0%      0.0%
     Risk-free interest rate     4.85%     4.66%     6.67%
     Expected volatility         94.2%     94.2%     99.7%
     Expected life of option   4 YEARS   4 years   4 years


BASIC AND DILUTED LOSS PER COMMON SHARE

     Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share are computed by dividing net earnings by the weighted-average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive.

3.   INCOME  TAXES

The Company follows the liability method of accounting for income taxes. Such method requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     At December 31, 2002 and 2001, Clean Diesel Technologies had tax losses available for offset against future years' earnings of approximately $ 19.8 million and $17.2 million, respectively. Temporary differences were insignificant as of such dates. CDT has provided a full valuation allowance to reduce the related deferred tax asset to zero.

     Approximately $0.9 million, $2.0 million, $3.2 million, $3.4 million, $3.0 million, $1.9 million, $1.9 million, $0.9 million and $2.6 million of the tax loss carryforwards expire in 2009, 2010, 2011, 2012, 2018, 2019, 2020, 2021 and
2022, respectively. CDT has not recognized any benefit from the aforementioned tax loss carryforwards. The Taxpayer Relief Act of 1997 modified the net operating loss provisions so that losses arising for tax years beginning after the effective date of the Act (August 5, 1997) would be eligible for carryforward for 20. Existing losses would still be subject to a 15-year carryforward period.

     Under the provisions of the United States Tax Reform Act of 1986, utilization of CDT's US federal tax loss carry forwards for the period prior to December 12, 1995 may be limited as a result of the ownership change in excess of 50% related to the 1995 Fuel Tech Rights Offering. Losses subsequent to the aforementioned date may be limited due to cumulative ownership changes in any three-year period.

4.   STOCKHOLDERS'  EQUITY

     During 2002, Clean Diesel Technologies received proceeds of $1.356 million (net of expenses) through a private placement of 704,349 shares of its Common Stock on the AIM of the London Stock Exchange. In 2001, CDT received proceeds of $3.721 million (net of $0.644 million in expenses and $0.817 million in term loan repayment) through a private placement of 2,580,664 shares of its Common Stock. In 2000 and 1999 $1.021 million and $1.75 million was raised through a private placement of 1,362 and 3,500 Series A Preferred Stock shares, respectively. In 1998, $1.4 million of bridge loans and $.5 million of term loans were converted into 2,800 and 1,029 shares of Series A Preferred Stock. During 2001, $1,897,000 of dividends were declared for Series A Preferred Stock and converted into CDT's Common Stock. On December 28, 2001, CDT converted all outstanding Series A Preferred Stock (15,897 shares) including accrued stock dividends, into Common Stock (5,934,829 shares).

     In May 2002 and May 2001 CDT issued 22,658 and 25,676 shares, respectively, of Common Stock to its Board of Directors in lieu of approximately $46,800 and $40,800 of Director's fees pertaining to their services for the years ended December 31, 2001 and 2000. The share price used represented the average of CDT's quarter-end high and low trading prices. Such Director's fees had been accrued and charged to expense during 2001 and 2000.

5.   STOCK  OPTIONS  AND  WARRANTS

     Clean Diesel Technologies maintains a stock award plan, the 1994 Incentive Plan (the "Plan"). Under the Plan, awards may be granted to participants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses, or other forms of share-based or non-share-based awards, or combinations thereof. CDT grants awards at fair market value on the date of grant with expiration dates typically ranging from seven to 10 years. Participants in the Plan may include CDT's directors, officers, employees, consultants and advisers (except consultants or advisers in capital-raising transactions) as the Directors determine are key to the success of the business. The percentage of outstanding Common Shares of CDT used to determine the maximum number of awards to participants is 17.5%. In general, the policy of the Board was to grant stock options vesting in three equal portions on the first through third anniversaries of the grant date for grants prior to 1997, and in equal portions on the grant date and the first and second anniversaries of the grant date for grants awarded after 1997.

     The following table presents a summary of CDT's stock option activity and related information for the years ended December 31:

                                               2002                        2001                      2000
                                     --------------------------  -------------------------  -------------------------
                                     OPTIONS   WEIGHTED-AVERAGE  OPTIONS  WEIGHTED-AVERAGE  OPTIONS  WEIGHTED-AVERAGE
                                     (000'S)   EXERCISE PRICE   (000'S)   EXERCISE PRICE   (000'S)   EXERCISE PRICE
                                     --------  ---------------  --------  ---------------  -------  -----------------
Outstanding, beginning
    of year                            1,139   $          2.48      974   $          2.54     760   $          2.48
Granted                                  470              2.94      240              1.97     246              2.48
Exercised                                 --                --      (12)              .20     (27)              .24
Forfeited                                (42)             2.97      (63)             2.00      (5)             1.93
                                     ----------------------------------------------------  ------------------------


CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Outstanding, end
    of year                            1,567   $          2.60    1,139   $          2.48     974   $          2.54
                                     ====================================================  ========================
Exercisable, end
    of year                            1,220   $          2.56      939   $          2.55     744   $          2.72
Weighted-average fair value of
    options granted during the year            $          2.01            $          1.38           $          1.78

     The following table summarizes information about stock options outstanding at December 31, 2002:

                OPTIONS  OUTSTANDING                                  OPTIONS  EXERCISABLE
----------------------------------------------------------------  ----------------------------
                             WEIGHTED-AVERAGE
RANGE OF          NUMBER OF     REMAINING      WEIGHTED-AVERAGE   NUMBER OF  WEIGHTED-AVERAGE
EXERCISE PRICES    OPTIONS   CONTRACTUAL LIFE   EXERCISE PRICE     OPTIONS    EXERCISE PRICE
----------------------------------------------------------------  ----------------------------
$ .20 - $2.49        652,500              7.05  $            1.55    585,833  $           1.50
  2.50 - 4.63        855,000              7.78               3.12    575,000              3.20
  5.63 - 6.82         59,450              3.05               6.72     59,450              6.72
----------------------------------------------------------------  ----------------------------
$ .20 - $6.82      1,566,950              7.30  $            2.60  1,220,283  $           2.56

     In March 1997, in consideration of his assistance to Clean Diesel Technologies in obtaining sources of permanent financing CDT granted a director a warrant to purchase 25,000 shares of CDT's Common stock for $10.00 per share, which exceeded the fair market value of CDT's Common Stock at the date of grant.

     In June 1999, in consideration of their undertaking to assist CDT in obtaining sources of permanent financing, CDT granted warrants to two directors for 58,333 and 29,167 shares at $1.50 per share, which exceeded the fair market value of CDT's Common Stock at the date of grant and was included in the cost of capital.

     In March 2000, pursuant to a financial consulting agreement, Clean Diesel Technologies granted an investment bank 25,000 warrants to purchase CDT's common stock, at an exercise price of $3.00 per share. The value of such warrants was $61,000 and was charged to earnings.

     In April 2000, in consideration of their undertaking to assist CDT in obtaining sources of permanent financing CDT granted warrants to two directors for 27,675 and 12,150 shares at $2.25 per share. The value of such warrants was $78,000 and was included in the cost of capital.

     In November 2000, CDT granted the lenders a total of 100,000 warrants in conjunction with a $1,000,000 term loan agreement. Fifty thousand of the warrants were awarded in November 2000, 25,000 of the warrants were awarded in December 2000 when $500,000 of the term loan was borrowed and the remaining 25,000 warrants were awarded when the remaining $500,000 was borrowed in March 2001. The warrants were priced at $2.00 per share. The value of the warrants issued was $60,750 and has been capitalized as a deferred financing cost and will be amortized over the life of the loan. The value of the 25,000 warrants issued in March 2001 was $37,250 and has also been capitalized as a deferred financing cost. In December 2001, CDT converted $750,000 of the outstanding
$1,000,000 loan into Common Stock and expensed $16,100 of the remaining capitalized warrant expense.

     In February 2001, in consideration of their performing investor relations on behalf of Clean Diesel Technologies in the UK, CDT granted Equity Development Limited two 50,000 blocks of warrants at $1.50 per share. The first 50,000 block of warrants has a one year term and vests when CDT's stock price remains above $2.50 for seven consecutive days. The second 50,000 block of warrants has a term of two years and vests when CDT's stock price remains above $3.00 for seven consecutive days. The value of such warrants was $119,500 and charged to earnings in 2001. In 2002, as a result of the warrants becoming vested, CDT charged to earnings an additional $95,000 for the 100,000 warrants.

     In conjunction with CDT's December 2001 AIM listing and private placement of Common Stock, Clean Diesel Technologies granted its financial advisor, Nabarro Wells Limited, 51,613 warrants at $2.00 per share on December 28, 2001, which was considered cost of capital.

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                                        CDT  Warrants
                               2002                         2001                         2000
                        --------------------------  --------------------------  --------------------------
                        Warrants   EXERCISE PRICE   Warrants   EXERCISE PRICE   Warrants   EXERCISE PRICE
                         (000'S)      PER SHARE      (000'S)      PER SHARE      (000'S)      PER SHARE
                        --------------------------  --------------------------  --------------------------
Outstanding, beginning
  of year                     429          N/A           302           N/A            163          N/A
Granted                         -           -            177   $   1.50 - 2.00        139  $   1.50 - 2.00
Exercised                      50  $   1.50 - 2.00         -           -                -           -
Forfeited                       -           -            (50)  $      6.50              -           -
                        --------------------------  --------------------------  --------------------------
Outstanding, end
  of year                     379  $  1.50 - 10.00       429   $  1.50 - 10.00        302  $  1.50 - 10.00
                        ==========================  ==========================  ==========================

              WARRANTS  OUTSTANDING                              WARRANTS  EXERCISABLE
----------------------------------------------------------  ------------------------------
                           WEIGHTED-AVERAGE
   RANGE  OF     NUMBER OF REMAINING(YEARS) WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
EXERCISE PRICES   WARRANTS  EXERCISE LIFE    EXERCISE PRICE   EXERCISABLE       PRICE
------------------------------------------------------------  ----------------------------
$1.50 - $2.00      289,113           5.48  $          1.76        289,113    $       1.76
 2.25 -  3.00       64,825           5.41             2.54         64,825            2.54
    10.00           25,000           1.33            10.00         25,000           10.00
----------------------------------------------------------  ------------------------------
$1.50 - $10.00     378,938           5.19  $          2.44        378,938    $       2.44

6.   COMMITMENTS

     Clean Diesel Technologies is obligated under a sublease agreement for its principal office. CDT has agreed to a six-month extension with three months' notice for termination of the lease through December 2003, at an annual rate of $116,000. CDT's minimum lease payments total $58,000 for 2003. For the years ended December 31, 2002, 2001 and 2000, rental expense approximated $112,100, $81,500 and $81,200, respectively.

     Effective October 28, 1994, Fuel Tech granted two licenses to Clean Diesel Technologies for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, CDT will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to Fuel Tech by payment of $6,545,455 in 2003 and declining annually to $1,090,910 in 2008. CDT as assignee and owner will maintain the technology at its own expense. Minimum royalties were paid to Fuel Tech in 2002 and royalties payable to Fuel Tech at December 31, 2002 were $795.

7.   RELATED  PARTY  TRANSACTIONS

     In November 2000, Clean Diesel Technologies secured a $1,000,000 term loan facility at a 10% interest rate from several preferred shareholders, including Fuel Tech Inc., which pledged $250,000. In 2000 and 2001 CDT drew down the entire $1,000,000 term loan. As part of the December 2001 private placement of Common Stock discussed in Note 4, $750,000 of the term loan plus accrued interest was repaid in common stock. In January 2002, the remaining $250,000 plus accrued interest of the term loan was repaid.

     Clean Diesel Technologies has a Management and Services Agreement with Fuel Tech. The agreement requires CDT to reimburse Fuel Tech for management, services and administrative expenses incurred on behalf of CDT. CDT agreed to pay Fuel Tech a fee equal to an additional 3-10% of the costs paid on CDT's behalf, dependent upon the nature of the costs incurred. One Fuel Tech officer/director serves as an officer/director of Clean Diesel Technologies. The financial statements include charges from Fuel Tech of certain management and administrative costs, which approximate $69,000, $70,000 and $77,000 for the years ended December 31, 2002, 2001 and 2000, respectively. In the opinion of CDT's management, such costs are fair and reasonable and are on terms not less favorable than could be obtained from a third party.

     Balances due to Fuel Tech for the years ended December 31, 2002 and 2001, approximated $0 and $6,000, respectively.

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Clean Diesel Technologies had a deferred salary plan with its Chief Executive Officer in which he deferred $62,500 of his annual salary until CDT reaches $5 million in revenue. This agreement was terminated in March 2001 and the executive's salary was returned to full pay. For the years ended December 31, 2002 and 2001, $0 and $10,400 of expense was accrued in connection with such arrangement. At December 31, 2002 and 2001, total obligations were $135,400 in both years pertaining to this plan.

     Clean Diesel Technologies makes annual pension payments or accruals pursuant to a deferred compensation plan on behalf of its Chief Executive
Officer. For the three years ended December 31, 2002, $50,000 of expense was recognized each year in connection with the plan. At December 31, 2002 and 2001, total obligations were $282,700 and $232,700, respectively, pertaining to this plan.

8.   MARKETING  AND  JOINT  DEVELOPMENT  AGREEMENTS

     Clean Diesel Technologies and AMBAC International reached an agreement in December 1997 under which the parties will jointly share in the cost of development of the ARIS injector for urea SCR. CDT holds the exclusive marketing rights to the injector for a period of five years subject to certain minimum purchases of injectors from AMBAC. CDT has agreed to purchase injectors exclusively from AMBAC until November 3, 2002 or to pay AMBAC for 50% of AMBAC's development cost and a royalty on injectors made elsewhere for CDT. Clean Diesel Technologies has assigned its rights with AMBAC to the RJM Corporation as
part  of  its  License  Agreement.     No  rights  or  licenses  have
been granted by either party to the other on patents or inventions conceived prior to the agreement. However, the parties have filed a joint patent on the specific ARIS injector. CDT has retained all rights to its underlying patents including the fundamental return-flow injection concept on which the US patent office has issued a "notice of allowance."

9.   RECENT  ACCOUNTING  PRONOUNCEMENTS

Impairment or Disposal of Long-Lived Assets
     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. Clean Diesel Technologies is required to adopt SFAS No. 144 effective January 1, 2002 and does not expect the impact of the adoption of SFAS No. 144 to have a material effect on CDT's results of operations or financial position.

10.  QUARTERLY  FINANCIAL  DATA (UNAUDITED)
      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                      1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                     Ended 3/31/02    Ended 6/30/02    Ended 9/30/02    Ended 12/31/02    Total Year
                                       Unaudited        Unaudited        Unaudited        Unaudited          2002
                                    ---------------------------------------------------------------------------------
TOTAL REVENUE                       $           71   $           19   $           51   $           300   $       441
GROSS PROFIT                                    27                7               34               287           355
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                           (662)            (860)            (717)             (403)       (2,642)
BASIC LOSS PER COMMON SHARE                  (0.06)           (0.08)           (0.06)            (0.03)        (0.23)

DILUTED LOSS PER COMMON SHARE                (0.06)           (0.08)           (0.06)            (0.03)        (0.23)


CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)
                                    ---------------------------------------------------------------------------------
                                     1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                    Ended 3/31/01    Ended 6/30/01    Ended 9/30/01    Ended 12/31/01    Total Year
                                      Unaudited        Unaudited        Unaudited        Unaudited          2001
                                    ---------------------------------------------------------------------------------
Total revenue                       $           24   $          919   $          499   $           158   $     1,600
Gross profit                                    17              868              449               149         1,483
Net profit/(loss) attributable to
common stockholders                           (760)              44             (364)           (1,923)       (3,003)
Basic profit/(loss) per common
share                                        (0.29)            0.02            (0.13)            (0.63)        (1.08)
Diluted profit/(loss) per common
share                                        (0.29)            0.01            (0.13)            (0.63)        (1.08)
                                    ---------------------------------------------------------------------------------


Note: The sum of the quarters' earnings per share may not equal the full year per share amounts


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART  III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information regarding directors and executive officers of CDT will be set forth under the captions "Election of Directors", "Directors and Executive Officers of Clean Diesel Technologies" and "Committees of the Board" in CDT's Proxy Statement related to the 2003 annual meeting of stockholders (the "Proxy Statement") and is incorporated by reference herein.

     Clean Diesel has adopted a code of Ethics and Business Conduct (the "Code") that applies to all employees, officers and Directors, including the Chief Executive Officer, Chief Financial Officer and Controller. A copy of the code is available free of charge on written or telephone request to the Secretary of the Company at the address or telephone number of the Company set out in Clean Diesel's annual report to Stockholders.

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

ITEM 14.  CONTROLS  AND  PROCEDURES

As of the date of this filing, an evaluation was performed under the supervision and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including its CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART  IV

ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8-K

(a)  (1)  FINANCIAL  STATEMENTS

     The Financial Statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.
          Report of Independent Auditors
          Balance Sheets as of December 31, 2002, and 2001
          Statements  of Operations for the years ended December 31, 2002, 2001, and  2000
          Statements  of  Changes in Stockholders' Equity(Deficit) for the years ended December  31,  2002,  2001,  and  2000
          Statements  of Cash Flows for the years ended December 31, 2002, 2001, and  2000

     (2)  FINANCIAL  STATEMENT  SCHEDULES

     Schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the financial statements or the notes thereto.

     (3)  EXHIBITS


Exhibit No.   Title
-----------   -----
       *3(i)  Certificate of Incorporation.
       3(ii)  Certificate of Amendment of Certificate of Incorporation effective June
              22,1998.
     *3(iii)  By-Laws.
     ++3(iv)  Certificate of Designation for Series A Convertible Preferred Stock.
        3(v)  Certificate of Amendment of Certificate of Designation for Series A
                 Convertible Preferred Stock.
       3(vi)  Second Certificate of Amendment of Certificate of Designation for Series A
                 Preferred Stock.
     at(vii)  Third Certificate of Amendment of Certificate of Designation for Series A
              Preferred Stock
         *4a  Specimen Stock Certificate, Common Stock.
        ++4b  Specimen Stock Certificate, Series A Convertible Preferred Stock.
        +10a  Assignment of Intellectual Property Rights Fuel-Tech N.V. to
                 Platinum Plus, Inc. as of November 5, 1997.
        +10b  Assignment of Intellectual Property Rights Fuel Tech, Inc. to Clean Diesel
              Technologies, Inc. as of November 5, 1997.
        +10c  Assignment Agreement as of November 5, 1997, among Platinum Plus, Inc.,
              Fuel-Tech N.V., and Clean Diesel Technologies, Inc.
    *****10d  1994 Incentive Plan, as amended through August 8, 1996.
         10e  Amendment of Section 5.1 of 1994 Incentive Plan, effective June 9, 1999.
     ****10f  Management Services Agreement between Clean Diesel Technologies, Inc. and
              Fuel Tech, Inc., and Fuel-Tech N.V. as of June 1, 1996. ,
      ***10g  Office Premises Lease of January 26, 1996.
        +10h  and Fuel-Tech N.V. of November 5, 1997.
      +++10i  and the holders of Series A Convertible Preferred Stock as of November 11,
              1998.
       ++10j  and the several lenders set forth on Schedule A thereto-dated May 8, 1998.
      +++10k  several lenders set forth on Schedule A thereto-dated November 11, 1998.
       *+10l  Material Foreign Patents.
     ++++10m  Technologies, Inc. and RJM Corporation.
     ++++10n  between Clean Diesel Technologies, Inc. and RJM Corporation.
      at10 o  Loan Facility Agreement of November 14, 2000 with exhibits.
      **23.1  Consent of Auditors, Ernst & Young LLP.
          99  Certification Pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.

---------------
          *    Previously filed as Exhibit to Registration Statement on Form S-1 of August 16, 1995, No. 33-95840.
          **   Filed herewith.
          ***  Previously filed as Exhibit to Form 10-K for the year ended
               December 31, 1995.
          **** Previously filed as Exhibit to Form 10-Q for the quarter ended
               September 30, 1996.
         ***** Previously filed as Exhibit to Form 10-K for the year ended
               December 31, 1996.
          []   Previously filed as Exhibit to Form 10-K for the year ended
               December 31, 1998.
          +    Previously filed as Exhibit to Form 10-K for the year ended
               December 31, 1997.
          ++   Previously filed as Exhibit to Form 8-K dated May 26, 1998.
          +++  Previously filed as Exhibit to Form 10-Q for the quarter ended
               September 30, 1998.
          [][] Previously filed as Exhibit to Forms 10-K for the year ended
               December 31, 2000.
          ++++ Previously filed as Exhibit to Form 8-K dated February 1, 2000.
          at   Previously filed as Exhibit to Form 10K for the year ended
               December 31, 2002.


     (b)  REPORTS  ON  FORM  8-K

          CDT filed Form 8-K describing the issuance of new stock in the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CLEAN DIESEL TECHNOLOGIES, INC.



      March 25, 2003                     By:  /s/  Jeremy D. Peter-Hoblyn
--------------------------                  -----------------------------
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



/s/  Jeremy D. Peter-Hoblyn     Chief Executive Officer and Chairman of the
---------------------------     Board of Directors (principal executive officer)
     Jeremy D. Peter-Hoblyn


/s/ David W. Whitwell           Chief Financial Officer, Vice President, and
---------------------------     Treasurer (principal financial and accounting
    David W. Whitwell           officer)


/s/  John A. de Havilland       Director
---------------------------
     John A. de Havilland


/s/  Derek  R.  Gray            Director
---------------------------
     Derek  R.  Gray


/s/  Charles  W.  Grinnell     Director, Vice President, and Corporate Secretary
---------------------------
     Charles  W.  Grinnell


/s/  James  M.  Valentine       Director  and  President
---------------------------
     James  M.  Valentine




     Dated: March 25 , 2003

SIGNATURES AND CERTIFICATES

I, Jeremy D. Peter-Hoblyn, certify that:

1. I have reviewed this annual report on Form 10-K of Clean Diesel Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003        By:  /s/  Jeremy D. Peter-Hoblyn
                                  ---------------------------
                                  Jeremy D Peter-Hoblyn
                                  Chairman and Chief Executive Officer

I, David W. Whitwell, certify that:

1. I have reviewed this annual report on Form 10-K of Clean Diesel Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003     By:  /s/  David W. Whitwell
                             ------------------------
                             David  W.  Whitwell
                             Chief Financial Officer, Vice Present and Treasurer