Form 10-Q
period 2003-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2003-05-13
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2003

                                       or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    Yes     No X
                                       ---    ---

As of May 13, 2003, there were outstanding 11,976,903 shares of Common Stock, par value $0.05 per share, of the registrant.

================================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.

                 Form 10-Q for the Quarter Ended March 31, 2003

                                      INDEX
                                                                                        Page
                                                                                        ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Balance Sheets as of March 31, 2003,                                          3
            and December 31, 2002

            Statements of Operations for the Three                                        4
            Months Ended March 31, 2003 and 2002

            Statements of Cash Flows for the Three                                        5
            Months Ended March 31, 2003 and 2002

            Note to Financial Statements                                                  6

Item 2.     Management's Discussion and Analysis of                                      11
            Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                            13
Item 2.     Changes in Securities                                                        13
Item 3.     Defaults upon Senior Securities                                              13
Item 4.     Submission of Matters to a Vote of Security Holders                          13
Item 5.     Other Information                                                            13
Item 6.     Exhibits and Reports on Form 8-K                                             13


SIGNATURES & CERTIFICATIONS                                                              14

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                         CLEAN DIESEL TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                             (in thousands except share data)

                                                March 31,     December 31,
                                                   2003           2002
                                               ------------  --------------
                                               (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                      $     1,409   $       2,083
Accounts receivable                                     76             284
Inventories                                            295             314
Other current assets                                   125              76
                                               ------------  --------------
Total current assets                                 1,905           2,757
Other assets                                           285             222
                                               ------------  --------------
Total assets                                   $     2,190   $       2,979
                                               ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses          $       328   $         223
                                               ------------  --------------
          Total current liabilities                    328             223

Deferred compensation and pension benefits             431             418
                                               ------------  --------------
          Total long term liabilities                  431             418

Stockholders' Equity:
Preferred stock, par value $.05 per share,
  authorized 80,000 shares, no shares issued
  and outstanding                                       --              --
Series A convertible preferred stock, par
  value $.05 per share, $500 per share
  liquidation preference, authorized 20,000
  shares, no shares issued and outstanding              --              --
Common stock, par value $0.05 per share,
  authorized 15,000,000 shares, issued and
  outstanding 11,968,387 shares                        598             598
Additional paid-in capital                          28,519          28,519
Accumulated deficit                                (27,686)        (26,779)
                                               ------------  --------------
Total stockholders' equity                           1,431           2,338
                                               ------------  --------------
Total liabilities and stockholders' equity     $     2,190   $       2,979
                                               ============  ==============


See  note  to  financial  statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                (in thousands except per share data)

                                          Three Months Ended
                                              March 31,
                                            2003      2002
                                          --------  --------
Revenue:
Product revenue                           $    88   $    60
License and royalty revenue                     8        11
                                          --------  --------
Total revenue                                  96        71

Costs and expenses:
Cost of sales                                  57        44
General and administrative                    692       556
Research and development                      248       111
Patent filing and maintenance                  10        28
                                          --------  --------

Loss from operations                         (911)     (668)
Interest income                                (4)      (15)
Interest expense                               --         9
                                          --------  --------

Net loss                                  $  (907)  $  (662)
                                          ========  ========

Basic and diluted loss per common share   $ (0.08)  $ (0.06)
                                          ========  ========

Weighted average number of common shares
  Outstanding - basic and diluted          11,968    11,214
                                          ========  ========


See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   (in thousands)

                                                  Three Months Ended
                                                       March 31
                                                    2003     2002
                                                   -------  -------
OPERATING ACTIVITIES
Net loss                                           $ (907)  $ (662)
Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation                                        16        3
   Amortization of deferred financing expense          --        7
   Compensatory stock warrants                         --       95
Changes in operating assets and liabilities:
   Accounts receivable                                208      184
   Inventories                                         19        5
   Other current assets                               (49)      (9)
   Accounts payable and accrued expenses              118     (134)
                                                   -------  -------

Net cash used in operating activities                (595)    (511)
                                                   -------  -------

INVESTING ACTIVITIES
Patent costs                                          (69)      --
Purchase of fixed assets                              (10)      (8)
                                                   -------  -------
Net cash used in investing activities                 (79)      (8)
                                                   -------  -------

FINANCING ACTIVITIES
Repayment of term loan                                 --     (250)
                                                   -------  -------
Net cash used in financing activities                  --     (250)
                                                   -------  -------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (674)    (769)
                                                   -------  -------
Cash and cash equivalents at beginning of period    2,083    4,023
                                                   -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $1,409   $3,254
                                                   =======  =======


See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

BASIS  OF  PRESENTATION

     The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

     Clean Diesel Technologies, Inc. (the "Company") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds a 15.2% interest in the Company as of March 31, 2003.

     The Company is a specialty chemical and energy technology company supplying fuel additives and proprietary systems that reduce harmful emissions from internal combustion engines while improving fuel economy. During December 1999, the Company received its EPA registration for its platinum - cerium product. The success of the Company's technologies will depend upon the commercialization opportunities of the technologies and governmental regulations, and corresponding foreign and state agencies.

GOING CONCERN

     The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     As a result of the Company's recurring operating losses ($22,934,000 since inception excluding non-cash preferred stock dividends), the Company has been unable to generate a positive cash flow and will require additional capital in the future in order to fund its operations, as its current cash position will not be sufficient to fund the Company's cash requirements. The Company is, however, actively seeking additional financing through a private placement in order to fund its commercialization efforts. Without any further funding or significant revenues from sales, demonstration programs, or license fees, the Company expects to be able to fund operations through the third quarter of 2003. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Based on such plans, CDT may be required to delay, scale back or severely curtail its operations, which could have a material adverse effect on the business, operating results, financial condition and long-term prospects. Accordingly, at March 31, 2003, there is substantial doubt as to the Company's ability to continue as a going concern.

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

RESEARCH  AND  DEVELOPMENT  COSTS

     Costs relating to the research, development and testing of products including verification expenses for testing programs with the California Air Resources Board (CARB) and the Environmental Protection Agency (EPA), are charged to operations as they are incurred. These costs include test programs, salary and benefits, consultancy fees, materials and certain testing equipment.

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

STOCKHOLDERS'  EQUITY

     In October 2002, Clean Diesel Technologies received $1.356 million (net of $69,000 in expenses) through a private placement of 704,349 shares of its Common Stock on the AIM (Alternative Investment Market)London Stock Exchange.

     In 2001, the Company received proceeds of $3.721 million (net of $0.644 million in expenses and $0.817 million in term loan re-payment) through private placements of 2,580,664 of its Common Stock on AIM.

     In 2001, $1,897,000 of dividends were declared for Series A preferred stock and converted into the Company's Common Stock. On December 28, 2001, the Company converted all outstanding Series A Preferred Stock (15,897 shares) including accrued stock dividends, into Common Stock (5,934,829 shares).

     In 2000, the Company received $1.021 million through private placements of 1,362 shares of its Series A Preferred Stock. In addition, in 1999 $1.75 million was raised through a private placement of 3,500 Series A preferred stock shares and in 1998, $1.4 million of bridge loans and $0.5 million of term loans were converted into 2,800 and 1,029 shares of Series A Preferred Stock.

STOCK-BASED COMPENSATION

     Clean Diesel Technologies accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under CDT's current plan, options may be granted at not less than the fair market value on the date of grant and therefore no compensation expense is recognized for the stock options granted to employees. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of this Statement as of December 31, 2002.

     If compensation expense for CDT's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, CDT's net loss and basic and diluted loss per common share would have been increased to the pro forma amounts indicated below for the three months ended March 31:

                                                                        2003     2002
                                                                      --------  -------

      Net loss as reported                                            $  (907)  $ (668)
      Deduct: Total stock-based employee compensation expense
            determined under fair value based method for all awards,
            net of related tax effects                                   (134)    (174)
                                                                      --------  -------
      Pro forma net loss                                              $(1,041)  $ (842)
      Net loss per share:
      Basic and diluted loss per common share-as reported             $ (0.08)  $(0.06)
      Basic and diluted per common share-pro forma                    $ (0.09)  $(0.08)

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

     The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions for the 2002 grants, expected dividend yield 0%, risk free interest rate 4.85%, expected volatility 94.2% and expected life of the option 4 years. No options were granted in the first quarter of 2003.

EARNINGS PER SHARE

     Stock options and stock purchase warrants were not included in the computation of diluted earnings per share because either the Company reported a loss for the period or their exercise prices were greater than the average market price of the common stock and therefore would be antidilutive.

RELATED PARTY TRANSACTIONS

     In November 2000, the Company secured a $1,000,000 term loan facility at a 10% interest rate from several preferred shareholders, including Fuel Tech Inc. which pledged $250,000. In 2000 and 2001 the Company drew down the entire $1,000,000 term loan. In December 2001, $750,000 of term loan and accrued interest was repaid as part of the December 2001 private placement of common stock discussed in the stock holders equity note. In January 2002, the Company repaid the remaining $250,000 term loan payable to Fuel Tech plus accrued interest.

     The Company has a Management and Services Agreement with Fuel Tech. Under the agreement, the Company pays Fuel Tech a fee equal to an additional 3 - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company from Fuel Tech. Charges to the Company, inclusive of the administrative fee, were approximately $17,300 in both the first quarter of 2003 and 2002, respectively.

     The Company had a deferred salary plan with its Chief Executive Officer in which he deferred $62,500 of his annual salary until the Company reaches $5 million in revenue. This agreement was terminated in March 2001 and the executive's salary was returned to full pay. At March 31, 2003 total obligations were $135,400 pertaining to this plan.

     The Company makes annual pension payments or accruals pursuant to a deferred compensation plan on behalf of its Chief Executive Officer. For the quarters ended March 31, 2003 and 2002, $12,500 for each quarter was expensed in connection with such plan. At March 31, 2003 and 2002, total obligations were $295,200 and $245,200 pertaining to this plan.

COMMITMENTS

     The Company is obligated under a sublease agreement for its principal office. The Company has agreed to a 12 month extension with a three month notice for termination of the lease through December 2003, at an annual rate of $116,000. The Company's minimum lease payment for 2003 is $58,000. For the quarters ended March 31, 2003 and 2002, rental expense approximated $27,625 and $22,792, respectively.

     Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $6,545,455 in 2003 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. Minimum royalties were paid to Fuel Tech in 2002 and royalties payable to Fuel Tech at March 31, 2003 is $946.

MARKETING  AND  LICENSE  AGREEMENTS

     In December 2002, Clean Diesel Technologies completed an additional exclusive license agreement with Mitsui for the mobile ARIS technology for Japan. Under terms of the agreement Mitsui agreed to pay CDT a $250,000 license fee and Mitsui committed to spend an additional $200,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT recognized the $250,000 license revenue in the fourth quarter of 2002. Clean Diesel has previously completed an exclusive ARIS license for the ARIS NOx reduction technology for stationary applications in Japan.

SUBSEQUENT  EVENT

     In April 2003, Clean Diesel Technologies completed a non-exclusive license agreement with Combustion Component Associates Inc. (CCA) of Monroe, Connecticut, for the mobile ARIS technology in the US. Under terms of the agreement CCA agreed to pay CDT a $150,000 license fee and committed to spend an additional $100,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT will also receive ongoing royalty payments on a per unit basis. CDT will recognize the $150,000 license revenue in the second quarter of 2003, as there are no significant ongoing services required to be performed by CDT.

                         CLEAN DIESEL TECHNOLOGIES, INC.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

     Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

     Product sales and cost of sales were $88,000 and $57,000 respectively for the first quarter of 2003 versus $60,000 and $44,000 for 2002. Platinum Plus fuel catalyst sales of $41,000 and $13,000 were recorded in the first quarter of 2003 and 2002, respectively. ARIS product sales of $22,000, primarily to Mitsui & Co., Ltd., were also recorded in the first quarter of 2003.

     Included in the 2003 and 2002 first quarter revenue was $8,000 and $11,000, respectively, of license and royalty income. The 2003 license and royalty income is from a major European diesel fuel system supplier for a 6 month lease of an ARIS 2000 system and from continuing royalties from Mitsui, Ltd. and RJM sales of ARIS 2000 systems.

     General and administrative expenses increased $136,000 to $692,000 in the first quarter 2003 versus $556,000 in the same period of 2002. The rise in spending is related to increases in salaries and travel related to the marketing of the Company's products and higher professional fees.

     Research and development expenses increased $137,000 to $248,000 in 2003 versus $111,000 in the comparable period in 2002. The increase is attributable to initial CARB and EPA verification programs for the Company's FBC.

     Patent filing expense decreased $18,000 to $10,000 in 2003 versus $28,000 in the comparable 2002 period. The decrease is due to a change in accounting policy for which the Company will capitalize its patent costs and amortize such costs over the life of the related patent.

     Interest income decreased $11,000 in 2003 to $4,000 from $15,000 in the comparable period of 2002. This was the result of a decrease in the amount of cash and cash equivalents on hand in the first quarter of 2003 versus the first quarter of 2002.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception aggregating $22,934,000 (excluding the effect of the non-cash preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although the Company started selling limited quantities of product in 1999 and licensing revenue in 2000 and 2001, sales and revenue to date have been insufficient to cover operating expenses, and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

     For the three months ended March 31, 2003 and 2002, the Company used cash of $595,000 and $511,000 respectively, in operating activities.

     At March 31, 2003 and December 31, 2002, the Company had cash and cash equivalents of $1,409,000 and $2,083,000, respectively. The decrease in cash and cash equivalents in 2003 was the result of the increased verification programs with EPA and CARB and the on-going marketing and operation costs. The Company anticipates incurring additional losses through at least 2003 as it further pursues its commercialization efforts.

     In October 2002, Clean Diesel Technologies received $1.356 million (net of $69,000 in expenses) through a private placement of 704,349 shares of its Common Stock on the AIM (Alternative Investment Market) London Stock Exchange.

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

     As a result of the Company's recurring operating losses, the Company has been unable to generate a positive cash flow. In management's opinion, the Company's cash balance at March 31, 2003 will be sufficient to fund the Company's operations through the third quarter 2003. The Company will require additional capital to fund its future operations. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies. Accordingly, at March 31, 2003 there is substantial doubt as to the Company's ability to continue as a going concern.

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

Item 1.   Legal  Proceedings
          None

Item 2.   Changes  in  Securities
          None

Item 3.   Defaults  upon  Senior  Securities
          None

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

          Commencing April 15, 2003 to stockholders of record on March 24, 2003, Clean Diesel Technologies distributed a notice of solicitation of stockholder consent. The stockholders of Clean Diesel Technologies were asked to approve an amendment of the Company's certification of incorporation to increase the authorized numbered shares of common stock, par value $0.05 from 15,000,000 to 30,000,000 shares. At the date of this report the solicitation is continuing until May 24, 2003.

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



Date:  May 13, 2003                      By: /s/Jeremy D. Peter-Hoblyn
                                             ---------------------------------
                                             Jeremy D. Peter-Hoblyn
                                             Chairman, Director  and
                                             Chief Executive Officer



Date:  May 13, 2003                      By: /s/David W. Whitwell
                                             ---------------------------------
                                             David W. Whitwell
                                             Chief Financial Officer,
                                             Vice President and Treasurer





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

Date:  May 13, 2003                      By: /s/Jeremy D. Peter-Hoblyn
                                             ----------------------------------
                                             Jeremy D. Peter-Hoblyn
                                             Chairman, Director  and
                                             Chief Executive Officer



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


Date:  May 13, 2003                      By: /s/David W. Whitwell
                                             --------------------------------
                                             David W. Whitwell
                                             Chief Financial Officer,
                                             Vice President and Treasurer