Form 10-Q
period 2003-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2003-08-13
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______

     Commission  file  number:      0-27432
                               -------------------


                        CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                   06-1393453
        -----------------                       --------------------------
     (State of Incorporation)               (I.R.S. Employer Identification No.)


Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                            06901-3522
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


As of August 13, 2003, there were outstanding 11,985,419 shares of Common Stock, par value $0.05 per share, of the registrant.


================================================================================

                        CLEAN DIESEL TECHNOLOGIES, INC.

                  Form 10-Q for the Quarter Ended June 30, 2003

                                      INDEX


                                                                    Page
                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of June 30, 2003,                          3
         and December 31, 2002

         Statements of Operations for the Three and Six               4
         Months Ended June 30, 2003 and 2002

         Statements of Cash Flows for the Six                         5
         Months Ended June 30, 2003 and 2002

         Notes to Financial Statements                                6

Item 2.  Management's Discussion and Analysis of                     11
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                           13
Item 2.  Changes in Securities                                       13
Item 3.  Defaults upon Senior Securities                             13
Item 4.  Submission of Matters to a Vote of Security Holders         13
Item 5.  Other Information                                           14
Item 6.  Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                           15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            CLEAN DIESEL TECHNOLOGIES, INC.

                                    BALANCE SHEETS

                           (in thousands except share data)


                                                     June 30,       December 31,
                                                      2003             2002
                                                 ----------------  --------------
                                                    (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                        $           552   $       2,083
Accounts receivable                                          233             284
Inventories                                                  285             314
Other current assets                                         112              76
                                                 ----------------  --------------
Total current assets                                       1,182           2,757
Patents, net                                                 239             114
Other assets                                                 115             108
                                                 ----------------  --------------
Total assets                                     $         1,536   $       2,979
                                                 ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses            $           249   $         223
                                                 ----------------  --------------
             Total current liabilities                       249             223

Deferred compensation and pension benefits                   441             418
                                                 ----------------  --------------
              Total long term liabilities                    441             418

Stockholders' equity:
Preferred stock, par value $.05 per share,
  authorized 80,000 shares, no shares issued
  and outstanding                                             --              --
Series A convertible preferred stock, par
  value $.05 per share, $500 per share
  liquidation preference, authorized 20,000
  shares, no shares issued and outstanding                    --              --
Common stock, par value $0.05 per share,
  authorized 30,000,000 and 15,000,000 shares,
  issued and outstanding 11,985,419 and
  11,968,387 shares, respectively.                           599             598
Additional paid-in capital                                28,518          28,519
Accumulated deficit                                      (28,271)        (26,779)
                                                 ----------------  --------------
Total stockholders' equity                                   846           2,338
                                                 ----------------  --------------
Total liabilities and stockholders' equity       $         1,536   $       2,979
                                                 ================  ==============


See notes to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           (in thousands except per share data)


                                          Three Months Ended   Six Months Ended
                                               June  30,           June 30,
                                            2003      2002      2003      2002
                                          --------  --------  --------  --------
Revenue:
Product revenue                              $123       $15      $210       $76
License and royalty revenue                   160         4       169        14
                                          --------  --------  --------  --------
Total revenue                                 283        19       379        90

Costs and expenses:
Cost of sales                                  64        12       120        55
General and administrative                    636       577     1,338     1,135
Research and development                      170       300       419       412
Patent filing and maintenance                  --        --        --        27
                                          --------  --------  --------  --------

Loss from operations                         (587)     (870)   (1,498)   (1,539)
Interest income                                 2        10         6        25
Interest expense                               --        --        --        (9)
                                          --------  --------  --------  --------

Net loss                                    $(585)    $(860)  $(1,492)  $(1,523)
                                          ========  ========  ========  ========

Basic and diluted loss per common share    $(0.05)   $(0.08)   $(0.12)   $(0.14)
                                          ========  ========  ========  ========

Weighted average number of common shares
  outstanding - basic and diluted          11,976    11,241    11,972    11,228
                                          ========  ========  ========  ========




See notes to financial statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        (in thousands)

                                                       Six Months Ended
                                                           June 30
                                                      2003          2002
                                                   -----------  ------------

OPERATING ACTIVITIES
Net loss                                           $   (1,492)  $    (1,523)
Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation and amortization                           33            10
   Amortization of deferred financing expense              --             8
   Compensatory stock warrants                             --            95
Changes in operating assets and liabilities:
   Accounts receivable                                     51           181
   Inventories                                             29            (8)
   Other current assets                                   (36)            7
   Accounts payable and accrued expenses                   49          (314)
                                                   -----------  ------------

Net cash used in operating activities                  (1,366)       (1,544)
                                                   -----------  ------------

INVESTING ACTIVITIES
Patent costs                                             (137)          (48)
Purchase of fixed assets                                  (28)          (34)
                                                   -----------  ------------
Net cash used in investing activities                    (165)          (82)
                                                   -----------  ------------
FINANCING ACTIVITIES
Repayment of term loan                                     --          (250)
                                                   -----------  ------------
Net cash used in financing activities                      --          (250)
                                                   -----------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (1,531)       (1,876)
                                                   -----------  ------------
Cash and cash equivalents at beginning of period        2,083         4,023
                                                   -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $      552   $     2,147
                                                   ===========  ============





See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

BASIS  OF  PRESENTATION

     The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

     Clean Diesel Technologies, Inc. (the "Company" or "CDT") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds a 15.2% interest in the Company as of June 30, 2003.

     The Company is a specialty chemical and energy technology company supplying fuel additives and proprietary systems that reduce harmful emissions from internal combustion engines while improving fuel economy. During December 1999, the Company received its EPA registration for its platinum - cerium product and recorded its first commercial sales. The success of the Company's technologies will depend upon the market acceptance of the technologies and governmental regulations including corresponding foreign and state agencies.

GOING  CONCERN

     The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     As a result of the Company's recurring operating losses ($23,519,000 since inception excluding non-cash preferred stock dividends), the Company has been unable to generate positive cash flow and will require additional capital in the future in order to fund its operations, as its current cash position will not be sufficient to fund the Company's cash requirements. CDT is close to finalizing negotiations with a strategic partner and co-investment by certain shareholders to secure additional financing. Without any further funding or significant revenues from sales, demonstration programs, or license fees, the Company expects to be able to fund operations through the third quarter of 2003. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company has developed contingency plans in the event its financing efforts are not successful. Based on such plans, CDT may be required to delay, scale back or severely curtail its operations, which could have a material adverse effect on the business, operating results, financial condition and long-term prospects. Accordingly, at June 30, 2003, there is substantial doubt as to the Company's ability to continue as a going concern.

INVENTORIES

     Inventories are stated at the lower of cost or market and consist of finished product. Cost is determined using the first-in, first-out (FIFO) method.

REVENUE  RECOGNITION

     The Company recognizes revenue from sales of Platinum Plus fuel borne catalyst and ARIS 2000 systems upon shipment.

     In December 2002, Clean Diesel Technologies completed an additional exclusive license agreement with Mitsui for the mobile ARIS technology for Japan. Under terms of the agreement Mitsui agreed to pay CDT a $250,000 license fee and Mitsui committed to spend an additional $200,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT recognized the $250,000 license revenue in the fourth quarter of 2002, as there are no significant ongoing services required to be performed by CDT. The Company will also receive ongoing royalty payments on a per unit basis.

     In April 2003, Clean Diesel Technologies completed a non-exclusive license agreement with Combustion Component Associates Inc. (CCA) of Monroe, Connecticut, for the mobile ARIS technology in the US. Under terms of the agreement CCA agreed to pay CDT a $150,000 license fee and committed to spend an additional $100,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT will also receive ongoing royalty payments on a per unit basis. CDT recognized the $150,000 license revenue in the second quarter of 2003, as there are no significant ongoing services required to be performed by CDT.

     Royalty  fees  are  recognized  by  the  Company  when  earned.

RESEARCH  AND  DEVELOPMENT  COSTS

     Costs relating to the research, development and testing of products including testing to support verification programs with the California Air Resources Board (CARB) and the Environmental Protection Agency (EPA), are charged to operations as they are incurred. These costs include test programs, salary and benefits, consultancy fees, materials and certain testing equipment.

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

     If compensation expense for CDT's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, CDT's net loss and basic and diluted loss per common share would have been increased to the pro forma amounts indicated below for the six months ended June 30:

                                                                       2003      2002
                                                                     --------  --------

     Net loss as reported                                            $(1,492)  $(1,523)
     Deduct: Total stock-based employee compensation expense
           determined under fair value based method for all awards,
            net of related tax effects                                  (251)     (311)
                                                                     ------------------
     Pro forma net loss                                              $(1,743)  $(1,834)
     Net loss per share:
     Basic and diluted loss per common share-as reported             $ (0.12)  $ (0.14)
     Basic and diluted per common share-pro forma                    $ (0.15)  $ (0.16)

     In accordance with the provisions of SFAS No. 123, for purposes of the pro forma disclosures the estimated fair value of the options is amortized over the option vesting period. The application of the pro forma disclosures presented above are not representative of the effects SFAS No. 123 may have on operating results and loss per share in future years due to the timing of stock option grants and considering that options vest over a period of three years.

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

     The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions for the 2003 grants, expected dividend yield 0%, risk free interest rate 1.23%, expected volatility 95.7% and expected life of the option 4 years. Options were granted in the second quarter of 2003.

LOSS  PER  SHARE

     Stock options and stock purchase warrants were not included in the computation of diluted loss per share because either the Company reported a loss for the period or their exercise prices were greater than the average market price of the common stock and therefore would be antidilutive.

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

     The Company has a Management and Services Agreement with Fuel Tech. Under the agreement, the Company pays Fuel Tech a fee equal to an additional 3 - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company from Fuel Tech. Charges to the Company, inclusive of the administrative fee, were approximately $17,300 in both the second quarter of 2003 and 2002, respectively.

     The Company had a deferred salary plan with its Chief Executive Officer in which he deferred $62,500 of his annual salary until the Company reaches $5 million in revenue. This agreement was terminated in March 2001 and the executive's salary was returned to full pay. At June 30, 2003 total obligations were $135,400 pertaining to this plan.

     The Company makes annual pension payments or accruals pursuant to a deferred compensation plan on behalf of its Chief Executive Officer. For the quarters ended June 30, 2003 and 2002, $10,417 and $12,500 for each quarter, respectively were expensed in connection with such plan. At June 30, 2003 and 2002, total obligations were $305,616 and $257,700 pertaining to this plan. This agreement was suspended as of June 15, 2003 and the company does not plan to make any additional accruals in the future.

COMMITMENTS

     The Company is obligated under a sublease agreement for its principal office. The Company has agreed to a 12 month extension with a three month notice for termination of the lease through December 2003, at an annual rate of $116,000. The Company's minimum lease payment for 2003 is $58,000. For the quarters ended June 30, 2003 and 2002, rental expense approximated $27,625 for each quarter.

     Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $6,545,455 in 2003 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. Minimum royalties were paid to Fuel Tech in 2002 and royalties payable to Fuel Tech at June 30, 2003 are $2,135.

MARKETING  AND  LICENSE  AGREEMENTS

     In December 2002, Clean Diesel Technologies completed an additional exclusive license agreement with Mitsui for the mobile ARIS technology for Japan. Under terms of the agreement Mitsui agreed to pay CDT a $250,000 license fee and Mitsui committed to spend an additional $200,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT recognized the $250,000 license revenue in the fourth quarter of 2002. Clean Diesel has previously completed an exclusive ARIS license for the ARIS NOx reduction technology for stationary applications in Japan. CDT receives royalties on each system sold by Mitsui.

     In April 2003, Clean Diesel Technologies completed a non-exclusive license agreement with Combustion Component Associates Inc. (CCA) of Monroe, Connecticut, for the mobile ARIS technology in the US. Under terms of the agreement CCA agreed to pay CDT a $150,000 license fee and committed to spend an additional $100,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT will also receive ongoing royalty payments on a per unit basis. CDT recognized the $150,000 license revenue in the second quarter of 2003, as there are no significant ongoing services required to be performed by CDT.

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

RESULTS  OF  OPERATIONS

     Product sales and cost of sales were $123,000 and $64,000 respectively for the second quarter of 2003 versus $15,000 and $12,000 for 2002. Platinum Plus fuel catalyst sales of $39,000 and $5,000 were recorded in the second quarter of 2003 and 2002, respectively. ARIS product sales of $53,000, primarily to Mitsui & Co., Ltd., were also recorded in the second quarter of 2003. The remainder of product revenue in 2003 consists of additive dispensing equipment.

     Included in the 2003 and 2002 second quarter revenue is $160,000 and $4,000, respectively, of license and royalty income. The 2003 license and royalty income is primarily from Combustion Component Associates Inc. (CCA) for the mobile ARIS technology in the US and from continuing royalties from Mitsui, Ltd. and RJM sales of ARIS 2000 systems.

     Year-to-date sales and cost of sales were $379,000 and $120,000 in 2003 versus $90,000 and $55,000 in 2002. Included in the total year revenue is $169,000 and $14,000 of ARIS license and royalty revenue for 2003 and 2002 respectively. Year-to-date ARIS 2000 system sales for 2003 were $75,000 versus $58,000 in 2002. Year-to-date Platinum Plus FBC sales for 2003 were $80,000 versus $17,000 in 2002.

     General and administrative expenses increased $59,000 to $636,000 in the second quarter 2003 versus $577,000 in the same period of 2002. For the first six months of 2003 general and administrative expenses increased $203,000 to $1,338,000 versus $1,135,000 in 2002. The rise in spending is related to increases in marketing and sales personnel costs, travel expenses and higher professional fees including insurance and advisory services.

     Research and development expenses decreased $130,000 to $170,000 in the second quarter of 2003 versus $300,000 in the comparable period in 2002. For the six months of 2003 research and development costs are up $7,000 to $419,000 versus $412,000 in the same period in 2002. The increase is attributable to CARB and EPA verification programs for the Company's FBC.

     Patent filing costs were $0 in both the second quarter of 2003 and 2002. For the first six months of the year patent cost decreased $27,000 to $0 in the same six month period in 2002. The decrease is due to a change in accounting policy for which the Company will capitalize its patent costs and amortize such costs over the life of the related patent.

     Second quarter interest income decreased $8,000 in 2003 to $2,000 versus $10,000 in the comparable period in 2002. For the six months of 2003 interest income decreased $19,000 to $6,000 versus $25,000 in the same period in 2002. This was the result of a decrease in the amount of cash and cash equivalents on hand in the second quarter of 2003 versus the second quarter of 2002.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception aggregating $ 23,519,000 (excluding the effect of the non-cash preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although the Company started selling limited quantities of product in 1999 and licensing revenue in 2000 and 2001, sales and revenue to date have been insufficient to cover operating expenses, and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

     For the six months ended June 30, 2003 and 2002, the Company used cash of $1,366,000 and $1,544,000 respectively, in operating activities.

     At June 30, 2003 and December 31, 2002, the Company had cash and cash equivalents of $552,000 and $2,083,000, respectively. The decrease in cash and cash equivalents in 2003 was the result of the increased verification programs with EPA and CARB and the on-going marketing and operation costs. The Company anticipates incurring additional losses through at least 2003 as it further pursues its commercialization efforts.

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

     As a result of the Company's recurring operating losses, the Company has been unable to generate positive cash flow. In management's opinion, the Company's cash balance at June 30, 2003 will be sufficient to fund the Company's operations through the third quarter 2003. The Company will require additional capital to fund its future operations. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies. Accordingly, at June 30, 2003 there is substantial doubt as to the Company's ability to continue as a going concern.

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

Item 1.     Legal  Proceedings
            None

Item 2.     Changes  in  Securities
            None

Item 3.     Defaults  upon  Senior  Securities
            None

Item 4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     1.     Consents  Authorizing  Increase  in  Authorized  Capital.
            ---------------------------------------------------------

             By forms of written consent received on or before May 20, 2003, the holders of 6,527,561 shares of CDT's common stock, or 54.5% of the total of 11,976,903 issued and outstanding shares as of the record date of March 24, 2003, approved of an increase in the authorized capital of CDT to 30,100,000 shares, of which 30,000,000 are common shares and 100,000 preferred shares.

     2.     Annual  Meeting  June  11,  2003
            --------------------------------

     At the CDT Annual Meeting, held on June 11, 2003, the holders of 7,257,974 shares of CDT's common stock, or 60.6% of the total 11,976,903 issued and outstanding shares as of the record date of May 16, 2003, were represented in person or by proxy, and:

     (i) The proposal to elect the five nominees as directors was approved by a vote with respect to each individual nominee, as follows:

                                   Shares          Shares
           Name                      For          Withheld
           ----                      ---          --------

     John A. de Havilland         7,240,914         17,060
     Derek R. Gray                7,240,914         17,060
     Charles W. Grinnell          7,240,914         17,060
     Jeremy D. Peter-Hoblyn       7,240,914         17,060
     James M. Valentine           7,240,914         17,060


     (ii) The proposal to approve the appointment of Ernst & Young LLP as independent auditors of CDT for the year 2003 and to approve their compensation was approved by a vote of shares 7,240,914 for and 17,060 against and none abstaining.

Item  5.   Other  Information
           None

Item  6.   Exhibits  and  Reports  on  Form  8-K
           a.   Exhibits
           None

           b.   Reports  on  Form  8-K

          (i) A report was filed on June 16, 2003 to announce the election of Derek R. Gray as non-executive chairman of the Board of Directors.

          (ii) A report was filed on June 2, 2003 confirming that the authorized capital of Clean Diesel Technologies, Inc. had increased from 15,100,000 to 30,100,000 shares.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 2003                         By:  /s/Jeremy D. Peter-Hoblyn
                                                   -----------------------------
                                                   Jeremy  D.  Peter-Hoblyn
                                                   Chief  Executive  Officer
                                                   and  Director



Date: August 13, 2003                         By:  /s/David W. Whitwell
                                                   -----------------------------
                                                   David  W.  Whitwell
                                                   Chief  Financial  Officer,
                                                   Vice President and  Treasurer