Form 10-Q
period 2003-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2003-11-07
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 2003

                                       or

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

As of November 7, 2003, there were outstanding 14,394,292 shares of Common Stock, par value $0.05 per share, of the registrant.


================================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.

               Form 10-Q for the Quarter Ended September 30, 2003

                                      INDEX

                                                                            Page
                                                                            ----

PART  I.   FINANCIAL  INFORMATION

Item  1.       Financial  Statements  (Unaudited)

               Balance Sheets as of September 30, 2003,                    3
               and December 31, 2002

               Statements of Operations for the Three and Nine             4
               Months Ended September 30, 2003 and 2002

               Statements of Cash Flows for the Nine                       5
               Months Ended September 30, 2003 and 2002

               Notes to Financial Statements                               6

Item  2.       Management's Discussion and Analysis of                    10
               Financial Condition and Results of Operations

Item  3.       Quantitative and Qualitative Disclosures about             11
               Market Risk

Item  4.       Controls and Procedures                                    12


PART  II.  OTHER INFORMATION

Item  1.       Legal Proceedings                                          12
Item  2.       Changes in Securities                                      12
Item  3.       Defaults upon Senior Securities                            12
Item  4.       Submission of Matters to a Vote of Security Holders        12
Item  5.       Other Information                                          12
Item  6.       Exhibits and Reports on Form 8-K                           12


SIGNATURES                                                                13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         CLEAN DIESEL TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                         (in thousands except share data)

                                                  September 30,    December 31,
                                                      2003             2002
                                                 ---------------  --------------
                                                   (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                        $        3,994   $       2,083
Accounts receivable                                         151             284
Inventories                                                 299             314
Other current assets                                         63              76
                                                 ---------------  --------------
Total current assets                                      4,507           2,757
Patents, net                                                230             114
Other assets                                                114             108
                                                 ---------------  --------------
Total assets                                     $        4,851   $       2,979
                                                 ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses            $          363   $         223
                                                 ---------------  --------------
             Total current liabilities                      363             223

Deferred compensation and pension benefits                  441             418
                                                 ---------------  --------------
             Total long term liabilities                    441             418

Stockholders' equity:
Preferred stock, par value $.05 per share,
  authorized 80,000 shares, no shares issued
  and outstanding                                            --              --
Series A convertible preferred stock, par
  value $.05 per share, $500 per share
  liquidation preference, authorized 20,000
  shares, no shares issued and outstanding                   --              --
Common stock, par value $0.05 per share,
  authorized 30,000,000 and 15,000,000 shares,
  issued and outstanding 14,381,016 and
  11,968,387 shares, respectively.                          719             598
Additional paid-in capital                               32,263          28,519
Accumulated deficit                                     (28,935)        (26,779)
                                                 ---------------  --------------
Total stockholders' equity                                4,047           2,338
                                                 ---------------  --------------
Total liabilities and stockholders' equity       $        4,851   $       2,979
                                                 ===============  ==============


See notes to financial statements.

                               CLEAN DIESEL TECHNOLOGIES, INC.
                                   STATEMENTS OF OPERATIONS
                                         (Unaudited)

                               (in thousands except per share data)


                                             Three  Months Ended         Nine Months Ended
                                                September  30,            September  30,
                                              2003          2002         2003        2002
                                          ------------  ------------  ----------  -----------
Revenue:
Product revenue                           $        81   $        39   $     291   $      115
License and royalty revenue                        18            12         187           26
                                          ------------  ------------  ----------  -----------
Total revenue                                      99            51         478          141

Costs and expenses:
Cost of sales                                      47            17         167           72
General and administrative                        517           569       1,855        1,704
Research and development                          171           185         590          597
Patent filing and maintenance                      29             4          29           31
                                          ------------  ------------  ----------  -----------

Loss from operations                             (665)         (724)     (2,163)      (2,263)
Interest income                                     1             7           7           32
Interest expense                                   --            --          --           (9)
                                          ------------  ------------  ----------  -----------

Net loss                                  $      (664)  $      (717)  $  (2,156)  $   (2,240)
                                          ============  ============  ==========  ===========

Basic and diluted loss per common share   $     (0.05)  $     (0.06)  $   (0.18)  $    (0.20)
                                          ============  ============  ==========  ===========

Weighted average number of common shares
  outstanding - basic and diluted              12,119        11,241      12,021       11,232
                                          ============  ============  ==========  ===========

See notes to financial statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)

                                                     Nine Months Ended
                                                       September 30
                                                       2003      2002
                                                     --------  --------
OPERATING ACTIVITIES
Net loss before preferred stock dividend             $(2,156)  $(2,240)
Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation and amortization                          59        17
   Amortization of deferred financing cost                --         8
   Compensatory stock warrants                            --        95
Changes in operating assets and liabilities:
   Accounts receivable                                   133       170
   Inventories                                            15       (27)
   Other current assets                                   13        35
   Accounts payable and accrued expenses                 163      (234)
                                                     --------  --------

Net cash used in operating activities                 (1,773)   (2,176)
                                                     --------  --------

INVESTING ACTIVITIES
Patent costs                                            (142)      (49)
Purchase of fixed assets                                 (39)      (86)
                                                     --------  --------
Net cash used in investing activities                   (181)     (135)
                                                     --------  --------

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net            3,865        --
Repayment of term loan                                    --      (250)
                                                     --------  --------

Net cash (used in) provided by financing activities    3,865      (250)
                                                     --------  --------

Net increase(decrease) in cash and cash equivalents    1,911    (2,561)
                                                     --------  --------
Cash and cash equivalents at beginning of period       2,083     4,023
                                                     --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 3,994   $ 1,462
                                                     ========  ========


See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

BASIS  OF  PRESENTATION

     The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

     Clean Diesel Technologies, Inc. (the "Company" or "CDT") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds a 12.7% interest in the Company as of September 30, 2003.

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

     As a result of the Company's recurring operating losses ($24,183,000 since inception excluding non-cash preferred stock dividends), the Company has been unable to generate positive cash flow. In management's opinion, the Company's cash balance at September 30, 2003 will be sufficient to fund the Company's operations through at least 2004. The Company may require additional capital to fund its future operations and working capital needs. Although the Company believes that it would be successful in raising additional capital, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies, which could have a material adverse effect on the business, operating results, financial condition and long-term prospects.

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

RESEARCH  AND  DEVELOPMENT  COSTS

     Costs relating to the research, development and testing of products including testing to support verification programs with the California Air Resources Board (CARB) and the Environmental Protection Agency (EPA) are charged to operations as they are incurred. These costs include test programs, salary and benefits, consultancy fees, materials and certain testing equipment.

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

STOCKHOLDERS'  EQUITY

     In September 2003, Clean Diesel Technologies received $3.865 million (net of $39,000 in expenses) through a private placement of 2,395,597 shares of its Common Stock on the AIM (Alternative Investment Market) of the London Stock Exchange under the ticker symbol CDT. The new shares were issued in reliance on Regulation S under the US Securities Act and because they are subject to transfer restrictions for a period of time, they may not be resold to persons in the US or US persons but may otherwise be traded in the UK without other restrictions. In conjunction with the private placement, 230,240 ten year warrants with an exercise price of $1.63 per share were issued.

     In October 2002, Clean Diesel Technologies received $1.356 million (net of $69,000 in expenses) through a private placement of 704,349 shares of its Common Stock.

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

     If compensation expense for CDT's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, CDT's net loss and basic and diluted loss per common share would have been increased to the pro forma amounts indicated below for the nine months ended September 30:

                                                                       2003      2002
                                                                     --------  --------
     Net loss as reported                                            $(2,156)  $(2,240)
     Deduct: Total stock-based employee compensation expense
         determined under fair value based method for all awards,
         net of related tax effects                                     (406)     (451)
                                                                     --------  --------
     Pro forma net loss                                              $(2,562)  $(2,691)
     Net loss per share:
     Basic and diluted loss per common share-as reported             $ (0.18)  $ (0.20)
     Basic and diluted per common share-pro forma                    $ (0.21)  $ (0.24)

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

     The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions for the second quarter 2003 grants, expected dividend yield 0%, risk free interest rate 1.23%, expected volatility 95.7% and expected life of the option 4 years. The weighted-average assumptions for the third quarter 2003 grants were: expected dividend yield 0%, risk free interest rate 2.48%, expected volatility 99.41% and expected life of the option 4 years.

LOSS  PER  SHARE

     Employee stock options and stock purchase warrants were not included in the computation of diluted earnings per share for 2003, because either the Company reported a loss for the period or their exercise prices were greater than the average market price of the common stock and therefore would be antidilutive.

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

     The Company has a Management and Services Agreement with Fuel Tech. Under the agreement, the Company pays Fuel Tech a fee equal to an additional 3 - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company from Fuel Tech. Charges to the Company, inclusive of the administrative fee, were approximately $17,300 in both the third quarter of 2003 and 2002, respectively.

     The Company had a deferred salary plan with its Chief Executive Officer in which he deferred $62,500 of his annual salary until the Company reaches $5 million in revenue. This agreement was terminated in March 2001 and the executive's salary was returned to full pay. At September 30, 2003 total obligations were $135,400 pertaining to this plan.

     The Company makes annual pension payments or accruals pursuant to a deferred compensation plan on behalf of its Chief Executive Officer. This agreement was suspended as of June 15, 2003 and the company does not plan to make any additional accruals in the future. At September 30, 2003 total obligations were $305,616 pertaining to this plan.

COMMITMENTS

     The Company is obligated under a sublease agreement for its principal office. The Company has agreed to a 12 month extension with a three month notice for termination of the lease through December 2003, at an annual rate of $116,000. For the quarters ended September 30, 2003 and 2002, rental expense approximated $27,625 for each quarter.

     Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $6,545,455 in 2003 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. Minimum royalties were paid to Fuel Tech in 2002 and royalties payable to Fuel Tech at September 30, 2003 are $3,600.

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

SUBSEQUENT  EVENTS

        On October 13, 2003, the Company announced that it had received notification from the US Environmental Protection Agency of verification of emissions reduction performance of its Platinum Plus(R) Purifier system to retrofit to 1988-1993 diesel engines. The EPA verification will allow end-users to receive emission reduction credit, as well as access to federal, state and local funds to pay for the verified system. The Company intends to supply the verified systems directly to end-users and through a planned network of licensed distributors.

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

     Product sales and cost of sales were $81,000 and $47,000 respectively for the third quarter of 2003 versus $39,000 and $17,000 for 2002. Platinum Plus fuel catalyst sales of $58,000 and $11,000 were recorded in the third quarter of 2003 and 2002, respectively. ARIS product sales of $12,000, primarily to Mitsui & Co., Ltd., were recorded in the third quarter of 2003. The remainder of product revenue in 2003 consists of additive dispensing equipment.

     Included in the 2003 and 2002 third quarter revenue is $18,000 and $12,000, respectively, of license and royalty income. The 2003 license and royalty income is from continuing ARIS system royalties from Mitsui & Co., Ltd.

     Year-to-date sales and cost of sales were $478,000 and $167,000 in 2003 versus $141,000 and $72,000 in 2002. Included in the total year revenue is $187,000 and $26,000 of ARIS license and royalty revenue for 2003 and 2002 respectively. Year-to-date ARIS 2000 system sales for 2003 were $87,000 versus $87,000 in 2002. Year-to-date Platinum Plus FBC sales for 2003 were $138,000 versus $28,000 in 2002.

     General and administrative expenses decreased $52,000 to $517,000 in the third quarter 2003 versus $569,000 in the same period of 2002. For the first nine months of 2003 general and administrative expenses increased $151,000 to $1,855,000 versus $1,704,000 in 2002. The year-to-date 2003 increase in general and administrative expenses is related to increases in marketing and sales activities and higher professional fees including insurance and advisory services.

     Research and development expenses decreased $14,000 to $171,000 in the third quarter 2003 versus $185,000 in the comparable period in 2002. For the year research and development costs are down $7,000 to $590,000 versus $597,000 in the same period in 2002. The decrease is attributable to the timing of expenses related to several verification and certification programs for the Platinum Plus FBC.

     Patent filing costs increased $25,000 to $29,000 in the third quarter of 2003 versus $4,000 in the comparable 2002 period. The increase is related to increased amortization of patent expenses as the patents near retirement and the addition of new patents. For the year, patent cost has decreased $2,000 to $29,000 versus a $31,000 in the same nine month period in 2002.

     Third quarter interest income decreased $6,000 in 2003 to $1,000 versus $7,000 in the comparable period in 2002. For the year interest income decreased $25,000 to $7,000 versus $32,000 in the same period in 2002. This was a result of a decrease in the amount of cash and cash equivalents on hand in 2003.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception aggregating $ 24,183,000 (excluding the effect of the non-cash preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although the Company started selling limited quantities of product in 1999 and licensing revenue in 2000 and 2001, sales and revenue to date have been insufficient to cover operating expenses, and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

     For the six months ended September 30, 2003 and 2002, the Company used cash of $1,773,000 and $2,176,000 respectively, in operating activities.

     At September 30, 2003 and December 31, 2002, the Company had cash and cash equivalents of $3,994,000 and $2,083,000, respectively. The increase in cash and cash equivalents in 2003 was the result of the issue of Common Stock as discussed in the next paragraph. Offsetting some of this increase are expenses relating the verification programs with EPA and CARB and the on-going marketing and operation costs. The Company anticipates incurring additional losses through at least the next 12 months as it further pursues its commercialization efforts.

       In September 2003, Clean Diesel Technologies received $3.865 million (net of $39,000 in expenses) through a private placement of 2,395,597 shares of its Common Stock. In conjunction with the private placement, 230,240 ten year warrants with an exercise price of $1.63 per share were issued.

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

     As a result of the Company's recurring operating losses, the Company has been unable to generate positive cash flow. In management's opinion, the Company's cash balance at September 30, 2003 will be sufficient to fund the Company's operations through at least 2004. The Company may require additional capital to fund its future operations. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies.


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

ITEM  4.   CONTROLS  AND  PROCEDURES

     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on form 10Q. The Company's principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

     There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on form 10Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.   OTHER  INFORMATION

Item 1.   Legal  Proceedings
          None

Item 2.   Changes  in  Securities

               Effective September 26, 2003, the Company sold at $1.63 per share pursuant to the Regulation S exemption from registration under the Securities Act, 2,395,597 shares of Common Stock, par $0.05 (the "Stock"), to twenty non-U.S. investors certain of whom are stockholders of the Company, including D. R. Gray a director (the "Investors). Such sale also included delivery to the Investors and one financial advisor to the Company of warrants to purchase also at $1.63 per share for 10 years, 230,240 shares of the Stock. The proceeds of this private placement are to be applied toward the Company's general corporate purposes, including the costs of development and testing for verification by governmental authorities in the U.S. of a catalyzed wire mesh filter as used with the Registrant's fuel borne catalyst.

Item 3.   Defaults  upon  Senior  Securities
          None

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
          None

Item 5.   Other  Information
          None

Item 6.   Exhibits  and  Reports  on  Form  8-K
          a.   Exhibits
          None

          b.   Reports  on  Form  8-K
                         A report on form 8-K was filed September 8, 2003 to announce signed commitments from a strategic partner and several current UK based shareholders to invest $3.8M into CDT. The closing was expected to be September 26, 2003.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 7, 2003                   By: /s/Jeremy D. Peter-Hoblyn
                                             --------------------------------
                                             Jeremy D. Peter-Hoblyn
                                             Chief Executive Officer
                                             and Director



Date: November 7, 2003                   By: /s/David W. Whitwell
                                             --------------------------------
                                             David W. Whitwell
                                             Chief Financial Officer,
                                             Vice President and Treasurer