Form 10-K
period 2003-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2004-03-25
CIK 949428

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ________________ to __________________

                          COMMISSION FILE NO. 0-27432

                        CLEAN DIESEL TECHNOLOGIES, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                     06-1393453
            -----------------                          ----------------------
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation of organization)                 Identification Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part  III  of this Form 10-K or any
amendment  to  this  Form  10-K.    X
                                   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           Yes            No   X
                                ---           ---

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices as of June 30, 2003:
$2.65 and as of March 19, 2004: $3.02

Indicate number of shares outstanding of each of the registered classes of Common Stock at March 24, 2004: 15,679,337 shares Common Stock, $0.05 par value.

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
================================================================================

                                     TABLE OF DEFINED TERMS


TERM                         TERM DEFINITIONS
----                         ----------------

ARIS(R) 2000                 Clean Diesel Technologies' Advanced Reagent Injection System for Urea SCR

AIM                          Alternative Investment Market of the London Stock Exchange

Bhp hour                     Break horsepower per hour

BUWAL                        Bundesamt fur Umwelt, Wald und Landschaft (German Federal Office for
                             Environment, Forest and Landscape)

CARB                         California Air Resources Board

CDT                          Clean Diesel Technologies, Inc.

CNG                          Compressed Natural Gas

CO                           Carbon Monoxide

CO(2)                        Carbon dioxide

CWMF                         Catalyzed Wire Mesh Filter

DOCs                         Diesel Oxidizing Catalysts

DPFs                         Diesel Particulate Filters

EGR                          Exhaust Gas Recirculation

FBC                          Fuel Borne Catalyst

Fuel Tech                    Fuel-Tech N. V., a substantial shareholder of Clean Diesel Technologies

HC                           Hydrocarbons

LOE-NOx(TM)                  Clean Diesel Technologies' diesel fuel water emulsion technology

NESCAUM                      North East States for Coordinated Air Use Management

NOx                          Nitrogen Oxide

PFCs                         Platinum Fuel Catalysts

Platinum Plus(R)             Clean Diesel Technologies' Platinum & Cerium fuel additive

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

ITEM 1.   BUSINESS

GENERAL

     Clean Diesel Technologies, Inc. "Clean Diesel Technologies", a Delaware corporation with a principal place of business at 300 Atlantic Street, Stamford CT 06901, was formed in 1994 as a wholly owned subsidiary of Fuel Tech to develop technologies for cleaning up harmful emissions from diesel engines while reducing fuel consumption. Clean Diesel Technologies was spun-off from Fuel Tech in December 1995 by way of a rights issue. Over the past eight years, CDT has developed its technologies and is now commercializing Platinum Plus(R) fuel borne catalyst, and the ARIS(R) 2000 NOx reduction system.

     Management has worked together for over 15 years in the chemical, power, fuel and emission control fields and has brought Clean Diesel Technologies to the commercialization stage on a cost effective basis by co-operative funding for development and demonstration programs with industry partners. Clean Diesel Technologies has a strong patent position with 26 US patents issued and 8 US patent applications pending as well as 70 other international patents issued and 76 international patent applications pending.

     Combustion engine development is influenced by concern over global warming caused by CO2 emissions from fossil fuels and toxic exhaust emissions. Since CO2 is the result of combustion of fossil fuels, the primary way to reduce CO2 emissions is to reduce fuel consumption. The diesel engine is as much as 40% more fuel-efficient than gasoline engines. Thus, increased use of diesel engines relative to gasoline engines is one way to reduce overall fuel consumption and thereby significantly reduce CO2 emissions. Diesel engines, however, emit higher levels of two toxic pollutants, namely particulates and NOx, than gasoline engines fitted with auto catalysts. Each of these pollutants affects human health and the environment.

TECHNOLOGIES  AND  PRODUCTS

     Clean Diesel Technologies' products, combined with other devices, can reduce particulate emissions and NOx from diesel engines to or below the emission levels of natural gas engines, while also reducing fuel consumption. This results in a reduction in fuel costs and greenhouse gas emissions, primarily CO2, as well as in emissions of particulates, NOx, CO and un-burnt hydrocarbons.

PLATINUM  PLUS(R)

     Platinum Plus is a patented, fuel soluble, fuel borne catalyst, which contains minute amounts of platinum and cerium catalysts. Platinum Plus takes the catalytic action into engine cylinders where it improves combustion thereby reducing particulates, un-burnt hydrocarbons and CO emissions as well as improving fuel economy. Recent fleet tests using Platinum Plus have shown improvement in fuel economy of between 3% and 12%. Platinum Plus can be used on its own with either regular or ultra low sulphur diesel fuel to reduce particulate emissions by 10% to 25% while also improving the performance of diesel oxidation catalysts and particulate filters (which trap up to 95% of particulates but in doing so clog up with soot) by burning off the soot particles and further reducing toxic emission components of CO and un-burnt hydrocarbons.

     From 1996 to 1999, Clean Diesel Technologies defined and managed several research and development programs on platinum fuel catalysts which were conducted by Delft Technical University (Netherlands), Ricardo Consulting Engineers (UK), Cummins Engine Company (USA) and Southwest Research Institute
(USA). Through its strategy of using independent test houses, Clean Diesel Technologies' small technical team has been able to run several programs on a cost effective basis while bringing in a wide range of expertise. Most importantly, the results have been independently derived.

     Development of Platinum Plus was completed in 1999. In December of that year, Clean Diesel Technologies received its US EPA registration of Platinum Plus for use in bulk fuel by refiners, distributors and fleets. In 2000, CDT completed the European VERT certification protocol for particulate filters and additives for use with particulate filters and in 2001 BUWAL approved Platinum
Plus for use as a fuel borne catalyst with particulate filters. In 2002, the Mining, Safety and Health Administration (MSHA) accepted the Platinum Plus FBC for use in mines. In 2003 CDT received EPA verification for its FBC and a diesel oxidation catalyst (Purifier system). CDT has completed a second verification program for the FBC and a catalyzed wire mesh filter (CWMF) from

Mitsui & Co. of Japan and is awaiting final verification results from the EPA. CDT is applying to CARB for verification of both the FBC/DOC and FBC/CWMF systems. Verification is needed for the end user of Platinum Plus to get emission reduction credit from the EPA's voluntary retrofit program or CARB's mandatory retrofit program.

     Over the past three years, eleven large fleet demonstration trials have been carried out in the US in a range of industries including the beverage delivery, waste hauling, grocery and fuel delivery. The improvement in fuel economy from using Platinum Plus ranged from 3% to 12% with an average 7% improvement. The best results were generally attributable to short haul "stop and go" driving where Platinum Plus has the greatest opportunity to improve the combustion process. The field testing programs have confirmed the 3% to 8% improvement measured in lab engine test beds at both Cummins Engine Company and the Southwest Research Institute.

     In several tests above, it was shown that Platinum Plus based systems do not increase emissions of NO2 which is the much more toxic component of NOx. This is in contrast to many of the systems currently on the market which are heavily catalyzed with platinum.

     Platinum Plus is effective with normal sulfur diesel, ultra low sulfur diesel, arctic diesel (kerosene) and biodiesel. When used with biodiesel and No1D, Platinum Plus FBC prevents the normal increase in NOx associated with biodiesel.

ARIS(R)  2000

     The ARIS 2000 (Advanced Reagent Injection System) is a patented injection system for the reduction of NOx emissions from diesel engines. The system comprises a single fluid computer-controlled injector that provides precise injection of non-toxic urea-based reagents into the exhaust of a stationary or mobile engine where it converts NOx across a catalyst to nitrogen and water vapor. The system has shown NOx reductions of up to 90% or more on a steady state operation and of up to 85% in transient operations. This process, known as selective catalytic reduction (SCR), has been in use for many years in power stations and is considered by management to be well proven. ARIS 2000 is a miniature version of the SCR injection system. The principle advantage of the patented ARIS system is that it does not require compressed air to operate. The system is designed for volume production and is very compact with very few components, making it inherently cheaper than the compressed air systems which were first to be developed for heavy duty vehicles. The ARIS system is applicable to both stationary diesel engines for power generation and mobile diesels used in trucks, buses, trains and boats.

THE  MARKET  AND  THE  REGULATORY  ENVIRONMENT

     Clean Diesel Technologies estimates that worldwide annual consumption of diesel fuel amounts to approximately 200 billion gallons (US), including 50 billion in the United States, 60 billion in Europe and 50 billion in Asia.

NEW  DIESEL  ENGINES

     While engine manufacturers have, to date, met emissions regulations by engine design changes (which tend to increase fuel consumption), management believes that further reductions can only be achieved by using combinations of cleaner burning fuels and after treatment systems such as diesel particulate filters and catalytic systems for NOx reduction.

     There is an immediate market for NOx reduction systems for stationary diesel engines, many of which are used in power generation. Some 9,000 new high horse power engines are sold each year in the US. An SCR system comprising an ARIS 2000 injection system and a suitable catalyst is being sold into the US market by the RJM Corporation (a licensee of the ARIS 2000 technology). Mitsui & Co. Ltd has also licensed both the ARIS stationary and mobile technology for Japan. Combustion Component Associates (CCA) of Monroe Connecticut licensed the ARIS mobile technology for the US market in 2003.

     In the last several years, emissions regulations for new mobile diesel engines in the major world markets have continued to tighten. Emission levels which came into effect in 1999 for new vehicles were some 40% to 90% less than levels of the mid 1980s. Regulations for introduction over the next seven years in Europe, the United States and Japan should reduce emission levels by 85% to 99% below the mid 1980s levels. The market for mobile NOx reduction systems is expected by management to develop between 2005 and 2010. European engine manufacturers have decided to use urea SCR in 2006, at least on heavy duty vehicles and very likely on medium and light trucks in later years. There is a clear preference to use a single fluid system for the medium and light-duty trucks which have no compressed air system. It also seems probable that European manufacturers will adopt particulate filters to meet 2010 regulations which are being formulated

     In the opinion of management, the US market for diesel engines is expected to grow significantly in the next few years based on fuel economy considerations, if NOx and particulate emissions can be controlled. Engine manufacturers have indicated that they will use diesel particulate filters to meet regulations for 2007. US regulations for 2010 are fixed and require a further 50% reduction in NOx over 2007. Urea SCR is a candidate technology for 2010. However, the US EPA has a preference to adopt alternative technology named "NOx Traps" or "Lean NOx Catalysis". The advantage of these systems is that they do not require an infrastructure to supply urea but so far these technologies have not demonstrated durable performance at the required levels.

EXISTING DIESEL ENGINES AND THE RETROFIT MARKET

     While much of the regulatory pressure and the response from engine manufacturers has been focused on new engine emissions, there is increasing concern over pollution from existing diesel engines which have a life of 20 to 30 years and hence there is a growing interest in the potential for retrofitting diesel engines with emission reduction systems. These include stationary diesels, construction equipment and public transportation vehicles such as buses as well as truck fleets.

     In 1998, CARB declared diesel particulates to be toxic and in 2000 it proposed reductions in particulate emissions from over one million existing engines in California as well as more stringent controls for new engines. In March 2000, the US EPA announced a program to provide emissions credits for reduction in emissions from existing heavy-duty diesel engines. The US EPA has stated its objective for retrofitting vehicles with particulate controls and has developed the Clean School Bus USA program to reduce emissions on school buses and the Smartway Transport Program to reduce both diesel emissions and fuel consumption on over-the-road trucks.

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

     Accordingly, there are two basic market drivers for CDT's products, namely reduction in emissions and reduction in fuel consumption. Platinum Plus is an "enabling technology" which enables reductions from the engine itself and enhances performance of the exhaust treatment system whilst improving fuel economy.

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

     Clean Diesel Technologies has licensed the RJM Corporation on a non-exclusive basis to market the ARIS 2000 technology for stationary, marine and railroad diesels in the Americas. The market in the US alone is estimated at over 9,000 new engines per year with an installed base of over 150,000 engines. Clean Diesel received $1.1 million in initial license revenue from the RJM Corporation and is receiving a $1,500 to $2,500 royalty on each stationary ARIS unit sold. Clean Diesel Technologies has also exclusively licensed Mitsui & Co., Ltd. ("Mitsui") to market the ARIS 2000 technology for stationary engines in Japan. CDT received $495,000 in non-refundable up front license fees and will earn a $1,500 to $2,500 royalty on each ARIS unit sold.

     Mitsui also exclusively licensed the ARIS technology for mobile applications in Japan. Mitsui paid $250,000 in mobile license fees and invested an additional $200,000 in the development and testing of mobile ARIS systems. CDT also receives a per unit royalty on each mobile ARIS system sold. CDT has licensed Combustion Component Associates for the ARIS mobile technology for the US market. CDT received an upfront license fee and an ongoing per unit royalty. CDT is in discussions with several companies to license the mobile ARIS technology for retrofit and OEM opportunities in the United States and Europe.

     Clean Diesel Technologies has also entered into a number of marketing distribution agreements with chemical additive companies, fuel delivery companies ("wet hosers") and fuel marketers. CDT has licensed Baker Petrolite Corporation (a division of Baker Hughes) for the non-exclusive distribution of Platinum Plus to refiners and terminals in the United States and the Global Companies, LLC to supply Platinum Plus treated fuels to fleets in New England. CDT is also working with Texas Night Fueling and Taylor Oil to supply Platinum Plus treated fuel directly to fleets.

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

     Engine tests, in US and Switzerland, show that 95 to 99% of the catalyst metal introduced to the fuel by the FBC is retained within the engine and exhaust and that the amount of platinum emitted from the use of Platinum Plus is roughly equivalent to platinum attrition from automotive catalytic converters.

     In December 1996, the United Kingdom Ministry of Health's Committee on Toxicity reviewed the product and all the data submitted by Clean Diesel Technologies and in its response stated "The Committee is satisfied that the platinum emission from vehicles would not be in an allergenic form and that the concentrations are well below those known to cause human toxicity." In 1997, Radian Associates reviewed Clean Diesel Technologies' data and the literature on platinum health effects and concluded, "the use of Clean Diesel Technologies Platinum containing diesel fuel additive is not expected to have a adverse health effect on the population under the condition reviewed." Radian also concluded that emissions of platinum from the additive had a margin of safety ranging from 2,000 to 2,000,000 times below workplace standards.

     In 2002 the Mining Safety and Health Administration (MSHA) accepted the use of Platinum Plus with particulate filters and also allowed its use in all fuel used in underground mining even without filters.

     In October 2003, the EPA verified the Platinum Plus Purifier System, which is the first time the EPA has verified a metal catalyst additive based system.

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

RESEARCH  AND  DEVELOPMENT

     During 2003, Clean Diesel Technologies employed 3 individuals, including one executive officer, in engineering and product development. During the years ended December 31, 2003, 2002, and 2001, Clean Diesel Technologies' research and development expenses exclusive of patent costs totaled approximately $855,000, $693,000, and $365,000, respectively. The recent increase can be attributed to EPA and CARB verification programs and testing. Clean Diesel Technologies expenses all research and development costs as incurred.

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

EMPLOYEES

     Clean Diesel Technologies has ten full-time employees. In addition, one executive officer of Fuel Tech provides management and legal services for Clean Diesel Technologies pursuant to a Management and Services Agreement between Fuel Tech and Clean Diesel Technologies on an as needed basis. Clean Diesel Technologies also retains several outside technical consultants and marketing agents for specific projects related to platinum, engines and NOx reduction and fuel additive selling.

     Clean Diesel Technologies enjoys good relations with its employees and is not a party to any labor management agreements.

RISK  FACTORS  OF  THE  BUSINESS

     Investors in Clean Diesel Technologies should be mindful of the following risk factors relative to Clean Diesel Technologies business:

LIQUIDITY  &  CONTINUING  OPERATING  LOSSES

     Prior to 2000, Clean Diesel Technologies was a development stage business and has incurred losses since inception totaling $25,272,000 (excluding the effect of non-cash preferred stock dividends). At the date of this report, Clean Diesel Technologies has cash resources estimated to be sufficient for its needs through the year 2005. See the text below under the captions "Liquidity and Sources of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

     Clean Diesel Technologies has had minimal revenues through December 31, 2003. CDT expects to continue to incur operating losses at least through 2004. There can be no assurance that Clean Diesel Technologies will achieve or sustain significant revenues or profitability in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

COMPETITION

     Competition in the diesel fuel additive market is from other additive suppliers such as Lubrizol, Octel and O2 Diesel (AAE Technologies International), supplying other additives and other emission reduction companies such as Johnson Matthey, Engelhard, Environmental Solutions Worldwide and Engine Control Systems (ECS), supplying other emission reduction systems. CDT competes on the basis of effectiveness, price, proprietary technology, and emission reduction performance.

     Competition in the NOx control market is from other suppliers of reagent-based post-combustion NOx control systems such as KleenAir Systems, Miratech Corporation and Siemens inc. as well as the engine manufacturing companies. CDT has proprietary technology.

NEED  FOR  REGISTRATION

     Clean Diesel Technologies needs to comply with registration requirements for each territory in which it sells its products. CDT received its registration from USEPA under Tier 1 of 211(b) registration for its platinum - cerium additive in December 1999. It can sell the product with its current registration status, which provides for pass through rights for other additive companies to use the product without further registration. However, there are provisions in the Act under which EPA could require further testing. The EPA has not exercised these provisions yet for any additive. Registration will be required in other countries as markets are expanded and further testing in support of these registrations is likely to be necessary.

     Clean Diesel Technologies' business is impacted by air quality regulations and regulations governing vehicle emissions as well as emissions from stationary engines. If such regulations were to be abandoned or held invalid, CDT's prospects would be adversely affected.

NEED  FOR  PRODUCT  VERIFICATION

     In the USA verification of the system or products performance over time is required to be demonstrated against newly established protocols. There are separate verification protocols for the EPA and CARB. Verification is required for systems to be sold into the mandated or state funded programs. CDT has achieved verification with the EPA for its first system as listed on the EPA website (http://www.epa.gov/otaq/retrofit/retroverifiedlist.htm). Verification
          ------------------------------------------------------
for a second system is pending with the EPA. Applications are being made to CARB and further applications to extend the verification to additional engine categories and models will be necessary as new CARB and EPA programs become effective or as marketing is expanded. Failure to achieve verifications for a specific category would effectively prevent sales developing in that area. CARB also requires a multimedia assessment for all verified fuel or fuel additive technologies.

NO  ASSURANCES  OF  ADDITIONAL  FUNDING

     Clean Diesel Technologies may seek additional funding in the form of a private offering of additional shares of equity securities. Any offering of such securities would result in dilution to the stockholders of Clean Diesel Technologies. The ability of CDT to consummate financing will depend on the status of CDT's marketing programs and commercialization progress, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available if needed, or on acceptable terms. In the event that Clean Diesel Technologies needs additional funds and is unable to raise such funds, CDT may be required to delay, scale back, or severely curtail its operations or otherwise impede its ongoing commercialization, which could have a material adverse effect on the business, operating results, financial condition and long-term prospects. See the text below under the captions "Liquidity and Sources of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

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

DEPENDENCE ON ATTRACTING AND RETAINING PERSONNEL

     The success of Clean Diesel Technologies will depend, in large part, on its ability to retain current key personnel, attract and retain additional qualified management, scientific, and manufacturing personnel; and develop and maintain relationships with research institutions and other outside consultants. The loss of key personnel or the inability of Clean Diesel Technologies to hire or retain qualified personnel, or the failure to assimilate effectively such personnel could have a material adverse effect on the business, operating results and financial condition. See "Employees" in Item 1, "Business."

ITEM  2.  PROPERTIES

FACILITIES

     Clean Diesel Technologies has a month to month lease of 2,900 square feet of office space for administrative purposes at 300 Atlantic Street, Stamford, Connecticut. CDT has signed a lease in the same building for 3,925 square feet of administrative space beginning in May 2004. The 5 year lease will have annual cost of $115,875, including rent, utilities and parking.


PATENTS  AND  TECHNOLOGY  ASSIGNMENTS

     CDT's technology is comprised of patents, patent applications, trade or service marks, data, and know-how. This technology was acquired by assignment from Fuel Tech or developed internally. This assignment agreement provides for running royalties of 2.5% of gross revenues derived from the sale of the Platinum Plus FBC, commencing in 1998 and terminating in 2008. Clean Diesel Technologies may at any time terminate this royalty obligation by payment to Fuel Tech of amounts in 2004 of $5.5 million and declining annually to $1.1 million in 2008. CDT, as owner, maintains the technology at its expense.

     During 2003, Clean Diesel Technologies filed 4 additional US patent applications and 9 international patent applications. Clean Diesel Technologies now has a total of 26 US patents granted and 70 international patents. There are currently 8 US patent applications pending and 76 international applications pending. These patents and patent applications cover the means of controlling the four principal emissions from diesel engines (NOx, particulates, CO, and HC).

ITEM 3.  LEGAL PROCEEDINGS

     Clean Diesel Technologies is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matter to a vote of security holders in the fourth quarter of 2003.

PART  II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON  STOCK

     Clean Diesel Technologies' Common Stock is traded in the US on the over-the-counter (OTC) market and on the London Stock Exchange through the Alternative Investment Market (AIM). Reports of transactions of Clean Diesel Technologies' shares are available on the OTC Electronic Bulletin Board (Symbol
CDTI) and on the AIM (Symbol CDT and CDTS). At March 3, 2004, there are 192 registered holders and approximately 700 beneficial holders of Common Stock.

     No dividends have been paid on CDT's Common Stock and Clean Diesel Technologies does not intend to pay dividends on these shares in the foreseeable future.

                                             OTC          LONDON STOCK EXCHANGE
                                        BULLETIN BOARD            AIM
                                          (IN US$)             (IN GBP)
     STOCK PRICE DATE:                    HIGH  LOW            HIGH  LOW
     ----------------                     ----  ----           ----  ----
     1st Quarter 2002 . . . . . . . . .   3.50  2.10           2.55  1.56
     2nd Quarter 2002 . . . . . . . . .   4.00  2.60           2.35  1.40
     3rd Quarter 2002 . . . . . . . . .   2.60  1.30           1.60  0.97
     4th Quarter 2002 . . . . . . . . .   1.90  1.25           1.40  1.10

     1st Quarter 2003 . . . . . . . . .   3.00  1.40           1.54  1.10
     2nd Quarter 2003 . . . . . . . . .   2.40  1.41           1.48  1.25
     3rd Quarter 2003 . . . . . . . . .   2.00  1.50           1.35  1.05
     4th Quarter 2003 . . . . . . . . .   4.70  1.85           2.55  0.95

SALES AND USES OF UNREGISTERED SECURITIES DURING THE PERIOD

     Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective December 1, 2003, 1,282,600 shares of its Common Stock. The price of the Common Stock was 1.70 GBP per share
(approximately $2.92 per share). The proceeds of the Common Stock issuance, $3.583 million, net of $170,000 in expenses, will be used for the general corporate purposes of Clean Diesel Technologies.

     Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective September 26, 2003, 2,395,597 shares of its Common Stock. The price of the Common Stock was $1.63 per share. The proceeds of the Common Stock issuance, $3.866 million, net of $39,000 in expenses, will be used for the general corporate purposes of Clean Diesel Technologies.

ITEM  6.  SELECTED  FINANCIAL  DATA

     Clean Diesel Technologies was incorporated on January 19, 1994, as a wholly owned subsidiary of Fuel Tech. Effective December 12, 1995, Fuel Tech completed a Rights Offering of CDT's Common Stock, with Fuel Tech retaining a 27.6% ownership interest in Clean Diesel Technologies. In 2003 and 2002, CDT obtained $7.449 million and $1.356 million of proceeds, respectively, through private placement sales of shares of its Common Stock. As a result of the additional stock transactions, Fuel Tech's 1,825,119 shares of CDT's Common Stock represent approximately a 11.6% interest in Clean Diesel Technologies at December 31, 2003.

     As discussed elsewhere herein, prior to 2000, Clean Diesel Technologies was a development stage business. The following selected data are derived from the financial statements of CDT. The data should be read in conjunction with the financial statements, related notes and other financial information herein.

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                 2003      2002      2001      2000      1999
                                               --------  --------  --------  --------  --------
STATEMENTS OF OPERATIONS DATA                       (in thousands, except per share data)

Product Revenue                                $   373   $   142   $   176   $   199   $   142
License and Royalty Revenue                        194       299     1,424       383        --
                                               --------  --------  --------  --------  --------
Total Revenues                                     567       441     1,600       582       142
Costs and expenses:
Cost of product sales                              219        86       117       133        81
General and administrative                       2,695     2,291     1,858     1,799     1,585
Research and development                           855       693       365       534       827
Patent filing and maintenance                       58        43       196       152       134
                                               --------  --------  --------  --------  --------

Loss from operations                            (3,260)   (2,672)     (936)   (2,036)   (2,485)
Interest income/(expense), net                      15        30      (170)       35        44
                                               --------  --------  --------  --------  --------
Loss before preferred stock dividend            (3,245)   (2,642)   (1,106)   (2,001)   (2,441)

Preferred Stock Dividend (non-cash)                 --        --      (621)     (712)     (393)
One-time Preferred Stock conversion premium         --        --    (1,276)       --        --
One-time imputed non-cash preferred dividend        --        --        --        --    (1,750)
                                               --------  --------  --------  --------  --------

Net loss attributable to common stockholders   $(3,245)  $(2,642)  $(3,003)  $(2,713)  $(4,584)
                                               ========  ========  ========  ========  ========

Basic and diluted loss per common share        $ (0.26)  $ (0.23)  $ (1.08)  $ (1.03)  $ (1.77)


Weighted-average shares outstanding             12,721    11,419     2,777     2,631     2,594


Cash dividends paid                            $  0.00   $  0.00   $  0.00   $  0.00   $  0.00

                                             DECEMBER 31,
                                ---------------------------------------
                                 2003    2002    2001    2000     1999
                                ------  ------  ------  -------  ------
BALANCE SHEET DATA                          (in thousands)

Current assets                  $7,023  $2,757  $4,612  $  965   $1,311

Total assets                     7,441   2,979   4,658   1,057    1,346

Current liabilities              8,687     223     808     400      494

Long-term liabilities                0     418     368     808      196

Working capital                  6,155   2,534   3,804     565      817

Stockholders' equity (deficit)   6,573   2,338   3,482    (151)     656

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Prior to 2000, Clean Diesel Technologies was a development stage enterprise and its efforts were devoted to the research and development of platinum fuel catalysts and nitrogen oxide reduction technologies to reduce emissions from diesel engines. During December 1999, CDT received its EPA registration for its platinum-cerium product and in early

2000 completed its first commercial sales; accordingly, in the opinion of management, Clean Diesel Technologies was no longer a development stage enterprise. Although the Company has been unable to generate positive cash flows, it has made significant progress in commercializing its technologies.


RESULTS  OF  OPERATIONS
2003  VERSUS  2002

     Revenues and cost of product sales were $567,000 and $219,000, respectively, in 2003 versus $441,000 and $86,000, respectively, in 2002. The 2003 revenues consist of Platinum Plus sales, ARIS 2000 system sales, ARIS license revenue and royalties, and miscellaneous equipment sales.

     CDT received EPA verification of its purifier system (FBC and DOC) in October 2003, and has completed a second verification program with the EPA for the FBC and Mitsui CWMF and is waiting for final verification results from the EPA to be posted. Clean Diesel Technologies has applied for verification for emission reduction by CARB as well. The Platinum Plus FBC is registered with the EPA. In 2003, sales of the platinum-cerium additive totaled $192,000. Based on initial trial results and licensing agreements, ongoing revenues from sales of its Platinum Plus additives are expected from distributors, refiners, additive marketing companies and fleets.

     Clean Diesel Technologies identified a market opportunity for urea selective catalytic reduction (SCR) systems for use with stationary diesel engines primarily for power generation. The ARIS 2000 is a single-fluid injection and metering system complete with an electronic control unit that can be integrated with engine electronic and diagnostic systems. CDT has licensed the ARIS 2000 system for stationary diesel engines in North, South and Central America to the RJM Corporation on a non-exclusive basis and completed a stationary license agreement with Mitsui for Japan on an exclusive basis. In December of 2002 Clean Diesel Technologies completed an additional exclusive license agreement with Mitsui Ltd for the mobile ARIS technology in Japan. In 2003 CDT completed an ARIS mobile license with Combustion Components Associates for the US market. Total sales of systems and license/royalties of the ARIS 2000 in 2003 were $111,000 and $194,000, respectively, versus $102,000 and $298,000 in 2002, respectively. CDT and its licensees have sold and installed over 175 systems. CDT believes that the ARIS 2000 NOx reduction system has applications for both stationary engines and mobile engines. While the ARIS system for stationary use is being sold commercially, the ARIS system for mobile applications needs further development from the present prototype stage. CDT believes that the ARIS 2000 system can most effectively be commercialized through licensing several companies with a related business in these markets. Clean Diesel Technologies is actively seeking to license the mobile ARIS technology in the US and Europe and the stationary technology in the US, Europe and Asia.

     General and administrative expenses increased to $2,695,000 in 2003 from $2,291,000 in 2002. The increases is the result of an increase in staff expense and marketing and travel relating to the increased sales effort in marketing CDT's technologies. The increase is also related to higher professional fees including the effects of exchange rates, associated with being listed on AIM. Research and development expenses increased to $855,000 in 2003 from $693,000 in 2002. The increase in research and development in 2003 is due to the development of new applications for CDT's technologies and for verification testing relating to CARB and EPA certification.

     Patent filing and maintenance expenses increased to $58,000 in 2003 versus $43,000 in 2002. The increase is attributable to the canceling of some patents in non-viable countries and the resultant charge to income of the related asset amounts which had been accrued. Clean Diesel Technologies capitalizes the expenses related to filing and maintaining each patent and then amortizes the expense over the remaining life of the patent. Interest income decreased to $15,000 in 2003 from $39,000 in 2002 due to the decrease in funds used for operations. Interest expense decreased to $0 in 2003 from $9,000 in 2002 as a result of using equity to fund operations.

2002 VERSUS 2001

     Revenues and cost of product sales were $441,000 and $86,000, respectively, in 2002 versus $1,600,000 and $117,000, respectively, in 2001. The 2002 revenues consist of Platinum Plus sales, ARIS 2000 system sales and ARIS license revenue and royalties.

     Clean Diesel Technologies received its EPA registration of the platinum-cerium additive. Field trials of the platinum-cerium additive for fuel economy started in 2000 and continued in 2002. In 2002, CDT initiated field trials of platinum-cerium for emission reduction as well. Clean Diesel Technologies applied for the platinum-cerium product to be verified for emission reduction by both the EPA and CARB. In 2002, sales of the platinum-cerium additive totaled $40,000. Based on initial trial results and licensing agreements, ongoing revenues from sales of its Platinum Plus additive is expected from distributors, refiners, additive marketing companies and fleets.

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

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     Prior to 2000, Clean Diesel Technologies was primarily engaged in research and development and has incurred losses since inception aggregating $25,272,000 (excluding the effect of the preferred stock dividends). CDT expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although CDT has begun selling limited quantities of Platinum Plus additive and generating ARIS licensing and royalties, revenue to date has been insufficient to cover operating expenses, and Clean Diesel Technologies continues to be dependent upon sources other than operations to finance its working capital requirements.

     For the years ended 2003, 2002 and 2001, Clean Diesel Technologies used cash of $2,744,000, $2,836,000 and $725,000, respectively, in operating activities.

     At December 31, 2003, and December 31, 2002, Clean Diesel Technologies had cash and cash equivalents of $6,515,000 and $2,083,000, respectively. The increase in cash and cash equivalents in 2003 from 2002 was due to the fund raising completed in the second half of 2003. Working capital increased to $6,155,000 at December 31, 2003, from $2,534,000 at December 31, 2002. CDT anticipates incurring additional losses through at least 2004 as it further pursues its commercialization efforts.

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

     In December 2001, Clean Diesel Technologies received $3.721 million (net of expenses) through a private placement of 2,580,664 shares of its common stock. In conjunction with the private placement, CDT converted all of its Series A Preferred Stock to Common Stock. All of CDT's Common Stock shares were registered to trade on the AIM of the London Stock Exchange.

     In October 2002, Clean Diesel Technologies received $1.356 million (net of $69,000 in expenses) through a private placement of 704,349 shares of its Common Stock on AIM.

     In September 2003, Clean Diesel Technologies received $3.866 million (net of $39,000 in expenses) through a private placement of 2,395,597 shares of its Common Stock on AIM.

     In December 2003, Clean Diesel Technologies received $3.583 million (net of $170,000 in expenses) through a private placement of 1,282,600 shares of its Common Stock on AIM.

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

REVENUE  RECOGNITION

     Clean Diesel Technologies recognizes revenue from sales of Platinum Plus fuel borne catalyst and ARIS systems upon shipment. CDT sells to end user fleets, resellers, and additive distribution companies primarily in the US. CDT recognizes license revenue at the time of the license agreement when there are no significant ongoing services to be performed by CDT.

RESEARCH  AND  DEVELOPMENT  COSTS

     Costs relating to the research, development and testing of products are charged to operations as they are incurred. These costs include test programs, salary and benefits, consultancy fees, materials and certain testing equipment.

PATENT  EXPENSE

     Effective January 1, 2002, all patent costs are capitalized and amortized over the remaining life of each patent. Patents are reviewed regularly and any patents deemed not commercial or cost effective are dropped and the cumulative accrued expense is written off. Prior to this all patent related costs were expensed as incurred.

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

ITEM  8.  FINANCIAL  STATEMENTS


                         REPORT OF INDEPENDENT AUDITORS


                                                     DRAFT - SUBJECT TO REVISION

BOARD OF DIRECTORS AND STOCKHOLDERS
Clean Diesel Technologies, Inc.
Stamford, Connecticut

We have audited the accompanying balance sheet of Clean Diesel Technologies, Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




Eisner, LLP
New  York,  New  York
March  24,  2004

                      REPORT OF INDEPENDENT AUDITORS - 2002


The Board of Directors and Stockholders
Clean Diesel Technologies, Inc.

We have audited the accompanying balance sheet of Clean Diesel Technologies, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.




                                       /s/ Ernst & Young LLP


Stamford, Connecticut
January 24, 2003

CLEAN DIESEL TECHNOLOGIES, INC.
BALANCE SHEETS                                             (IN THOUSANDS EXCEPT SHARE DATA)


                                                                       DECEMBER 31,
                                                                   --------------------
                                                                     2003       2002
                                                                   ---------  ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                          $  6,515   $  2,083
Accounts receivable, net of allowance of $3 and $0 in 2003 and
     2002, respectively                                                 115        284
Inventories                                                             320        314
Other current assets                                                     73         76
                                                                   ---------  ---------
TOTAL CURRENT ASSETS                                                  7,023      2,757
Patents, net                                                            274        114
Fixed assets, net of accumulated depreciation of $123 in 2003 and
     $74 in 2002, respectively                                          126         90
Other assets                                                             18         18
                                                                   ---------  ---------
TOTAL ASSETS                                                       $  7,441   $  2,979
                                                                   =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Deferred compensation and pension benefits                         $    441   $     --
Accounts payable and accrued expenses                                   427        223
                                                                   ---------  ---------
     TOTAL CURRENT LIABILITIES                                          868        223


Deferred compensation and pension benefits                               --        418
                                                                   ---------  ---------
     TOTAL LONG-TERM LIABILITIES                                         --        418


STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.05 per share,
   authorized 80,000 , no shares issued and outstanding                  --         --
Series A Convertible Preferred Stock, par value $0.05 per share,
   $500 per share liquidation preference, authorized 20,000
shares,  no shares issued and outstanding                                --         --
Common Stock, par value $0.05 per share, authorized
   30,000,000 shares, issued and outstanding 15,679,337
   and 11,986,387 shares                                                784        598
Additional paid-in capital                                           35,813     28,519
Accumulated deficit                                                 (30,024)   (26,779)
                                                                   ---------  ---------
TOTAL STOCKHOLDERS' EQUITY                                            6,573      2,338
                                                                   ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  7,441   $  2,979
                                                                   =========  =========


See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                FOR THE YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    2003      2002      2001
                                                  --------  --------  --------
   Product revenue                                $   373   $   142   $   176
   License and royalty revenue                        194       299     1,424
                                                  --------  --------  --------
   Total revenue                                      567       441     1,600

   Costs and expenses:
   Cost of revenue                                    219        86       117
   General and administrative                       2,695     2,291     1,858
   Research and development                           855       693       365
   Patent amortization and other expense               58        43       196
                                                  --------  --------  --------

   Loss from operations before interest, expense
   and preferred dividends                         (3,260)   (2,672)     (936)
   Interest income                                     15        39        11
   Interest expense                                    --        (9)     (181)
                                                  --------  --------  --------

   Net loss before preferred stock dividends       (3,245)   (2,642)   (1,106)
   Preferred Stock dividends                           --        --      (621)
   Preferred Stock conversion premium                  --        --    (1,276)
                                                  --------  --------  --------

   Net loss attributable to common stockholders   $(3,245)  $(2,642)  $(3,003)
                                                  ========  ========  ========

   BASIC AND DILUTED LOSS PER COMMON SHARE
      ATTRIBUTABLE TO COMMON STOCKHOLDERS         $ (0.26)  $ (0.23)  $ (1.08)
                                                  ========  ========  ========

   WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                           12,721    11,419     2,777
                                                  ========  ========  ========


See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)                                   (IN THOUSANDS)


                                  Series A Convertible                                           Total
                                     Preferred Stock    Common Stock   Additional             Stockholders'
                                    -----------------  ---------------   Paid-In  Accumulated   Equity
                                    Shares    Amount   Shares  Amount    Capital    Deficit    (Deficit)
                                    -------  --------  ------  -------  ---------  ----------  ----------
Balance at December 31, 2000          14.6   $     1    2,660  $   133  $ 20,849   $ (21,134)  $    (151)
Net loss for year                       --        --       --       --        --      (1,106)     (1,106)
Issuance of common stock warrants       --        --       --       --       157          --         157
Payment of directors'  fees in
    common stock                        --        --       26        1        40          --          41
Stock options exercised                 --        --       13        1         2          --           3
Declared but not issued preferred
    dividend                           1.2        --       --       --       621        (621)         --
Conversion of Preferred Shares to
    common stock                     (15.8)       (1)   5,299      265      (264)         --          --
Premium (12%) paid to preferred
    shareholders for conversion to
    common stock                        --        --      636       32     1,244      (1,276)         --
Issuance of common stock                --        --    2,175      109     3,612          --       3,721
Term loan and related interest
    conversion to common stock          --        --      405       20       797          --         817
                                    -------  --------  ------  -------  ---------  ----------  ----------

Balance at December 31, 2001            --   $    --   11,214  $   561  $ 27,058   $ (24,137)  $   3,482
Net loss for year                       --        --       --       --        --      (2,642)     (2,642)
Issuance of common stock warrants       --        --       --       --        95          --          95
Payment of directors'  fees in
    common stock                        --        --       23        1        46          --          47
Exercise of warrants                    --        --       27        1        (1)         --          --
Issuance of common stock                --        --      654       33     1,224          --       1,257
Issuance of common stock                --        --       50        2        97          --          99
                                    -------  --------  ------  -------  ---------  ----------  ----------

BALANCE AT DECEMBER 31, 2002            --   $    --   11,968  $   598  $ 28,519   $( 26,779)  $   2,338
NET LOSS FOR YEAR                       --        --       --       --        --      (3,245)     (3,245)
EXERCISE OF WARRANTS                    --        --       17        1        (1)         --          --
ISSUANCE OF COMMON STOCK                --        --    2,396      120     3,746          --       3,866
PAYMENT OF DIRECTORS'  FEES IN
    COMMON STOCK                        --        --       13        1        26          --          27
ISSUANCE OF COMMON STOCK                --        --    1,283       64     3,519          --       3,583
EXERCISE OF WARRANTS                    --        --        2       --         4          --           4

                                    -------  --------  ------  -------  ---------  ----------  ----------

BALANCE AT DECEMBER 31, 2003            --   $    --   15,679  $   784  $ 35,813   $( 30,024)  $   6,573

                                    =======  ========  ======  =======  =========  ==========  ==========

See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS                                                    (IN THOUSANDS)
                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                          --------------------------------
                                                                            2003      2002        2001
                                                                          --------  --------  ------------
OPERATING ACTIVITIES
Net loss                                                                  $(3,245)  $(2,642)  $    (1,106)
Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                              81        26            11
    Amortization of deferred financing costs                                   --         8            91
    Interest expense from term loans converted to common shares                --        --            65
    Compensatory stock warrant                                                 --        95           120
Changes in operating assets and liabilities:
    Accounts receivable                                                       169       (87)         (147)
    Inventories                                                                (6)      (18)           (9)
    Other current assets                                                        3        20            (9)
    Accounts payable and accrued expenses                                     254      (238)          259
                                                                          --------  --------  ------------

Net cash used in operating activities                                      (2,744)   (2,836)         (725)
                                                                          --------  --------  ------------

INVESTING ACTIVITIES
Patent activities                                                            (192)     (122)           --
Purchase of fixed assets                                                      (85)      (88)          (17)
                                                                          --------  --------  ------------
Net cash used in investing activities                                        (277)     (210)          (17)


FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants                            4        --             3
Proceeds from (repayment of) term loans                                        --      (250)          500
Proceeds from issuance of common stock, net
                                                                            7,449     1,356         3,721
                                                                          --------  --------  ------------

Net cash provided by financing activities                                   7,453     1,106         4,224
                                                                          --------  --------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
    CASH EQUIVALENTS                                                        4,432    (1,940)        3,482
Cash and cash equivalents at beginning of the year                          2,083     4,023           541
                                                                          --------  --------  ------------

CASH AND CASH EQUIVALENTS AT END OF THE YEAR                              $ 6,515   $ 2,083   $     4,023
                                                                          ========  ========  ============

NON-CASH INVESTING AND FINANCING ACTIVITIES

Preferred Stock dividend                                                  $    --   $    --   $       621

Preferred Stock conversion premium (non-cash)                                  --        --         1,276

Conversion of term loans and related interest into                             --        --           817

Stock to be issued to Directors in lieu of cash fee                       $    57   $    28   $        47


See accompanying notes.

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

1.   BUSINESS

     Clean Diesel Technologies, Inc. ("CDT") located in Stamford CT, was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of CDT's Common Stock, and reduced its ownership in CDT's Common Stock to 27.6%. As a result of additional equity offerings in subsequent years, Fuel Tech currently holds a 11.6% interest in CDT as of December 31, 2003.

     Clean Diesel Technologies is a specialty chemical and energy technology company supplying fuel additives and proprietary systems to reduce harmful emissions from internal combustion engines while improving fuel economy. Over the past several years the Company has filed patents, developed its technologies and is now commercializing Platinum Plus, a fuel borne catalyst (FBC), the Purifier System which includes the FBC combined with a traditional diesel oxidation catalyst, the FBC/catalyzed wire mesh (CWMF) system and the ARIS 2000 NOx reduction system through a direct sales and licensing distribution strategy. CDT is developing a network of licensed distributors to sell and market its patented Platinum Plus FBC, recently verified Purifier System and the FBC/CWMF system (verification pending). CDT continues to market and sell the FBC, Purifier and CWMF systems to key corporate fleets to generate demand for its technologies. CDT's strategy for the ARIS 2000 NOx reduction system is to continue licensing the patented technology to engineering and automotive companies for an upfront license fee and an on-going royalty. The success of CDT's technologies will depend upon the commercialization opportunities of the technologies, governmental regulations, and corresponding foreign and state agencies. CDT's raw materials are maintained off site and the majority of its blending and manufacturing is performed by third parties.

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

CASH AND CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

     Clean Diesel Technologies considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. At December 31, 2003, substantially all of CDT's cash and cash equivalents were on deposit with one financial institution. All financial instruments are reflected in the accompanying balance sheets at amounts that approximate fair market value.

RECLASSIFICATION

     Certain prior year balances have been reclassified in order to confirm to the current year's presentation.


INVENTORIES

     Inventories are stated at the lower of cost or market and consist primarily of finished product ($73,000) platinum (metal) concentrate ($171,000) and ARIS injectors and parts ($56,000). Cost is determined using the first-in, first-out
(FIFO)  method.


REVENUE  RECOGNITION

     Clean Diesel Technologies recognizes revenue from sales of Platinum Plus fuel borne catalyst, Purifier and ARIS systems upon shipment. CDT sells to end user fleets, resellers, and additive distribution companies primarily in the US. One customer represents 65% of CDT's accounts receivable at December 31, 2003 and 26% of revenue for 2003.

     In August 2001, Clean Diesel Technologies completed an exclusive license agreement with Mitsui Ltd for CDT's ARIS 2000 NOx control system for all stationary diesel power generators in Japan for the remaining life of the patents. Under the agreement, CDT received a nonrefundable up-front license payment of $495,000, and will receive ongoing standard royalties on each system sold by Mitsui. CDT recognized the license payment as revenue in 2001, as there are no significant ongoing services to be performed by CDT.

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

     In December 2002, Clean Diesel Technologies completed an additional exclusive license agreement with Mitsui for the mobile ARIS technology for Japan for the remaining life of the patents. Under terms of the agreement Mitsui agreed to pay CDT a $250,000 license fee and Mitsui committed to spend an additional $200,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT recognized the $250,000 license revenue in the fourth quarter of 2002.

     In April 2003, Clean Diesel Technologies completed a non-exclusive license agreement with Combustion Component Associates Inc. (CCA) of Monroe, Connecticut, for the mobile ARIS technology in the US for the remaining life of the patents. Under terms of the agreement CCA agreed to pay CDT a $150,000 license fee and the licensee committed to spend an additional $100,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT will also receive ongoing royalty payments on a per unit basis. CDT recognized the $150,000 license revenue in the second quarter of 2003, as there are no significant ongoing services required to be performed by CDT.

     Royalty fees are recognized by Clean Diesel Technologies when earned and royalty revenue for 2003 was $44,000.

RESEARCH  AND  DEVELOPMENT  COSTS

     Costs relating to the research, development and testing of products are charged to operations as they are incurred. These costs include test programs, salary and benefits, consultancy fees, materials and certain testing equipment.

PATENT  EXPENSE

     Effective January 1, 2002, CDT commenced capitalizing all direct incremental costs associated with initial patent filing costs and amortized the cost over the estimated remaining life of such patent. Patents are reviewed regularly and any patents deemed not commercial or cost effective are dropped and the cumulative accrued expense is written off. Prior to this all patent related costs were expensed as incurred. The expiration of CDT's patents range from 2008 to 2021.

STOCK-BASED  COMPENSATION

     Clean Diesel Technologies accounts for employee/director stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under CDT's current plan, options may be granted at not less than the fair market value on the date of grant and therefore no compensation expense is recognized for the stock options granted to employees. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value- based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of this Statement as of December 31, 2002.

     If compensation expense for CDT's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, CDT's net loss and basic and diluted loss per common share would have been increased to the pro forma amounts indicated below:

                                                                         2003      2002      2001
                                                                       --------  --------  --------
       Net loss attributable to common stockholders as reported        $(3,245)  $(2,642)  $(3,003)
       Deduct: Total stock-based employee compensation expense
           determined under fair value based method for all awards,
           net of related tax effects                                   (1,176)     (591)     (422)
                                                                       ----------------------------
       Pro forma net loss attributable to common stockholders          $(4,421)  $(3,233)  $(3,425)
       Net loss per share attributable to common stockholders:
       Basic and diluted net loss per common share-as reported         $ (0.26)  $ (0.23)  $ (1.08)
       Basic and diluted per common share-pro forma                    $ (0.35)  $ (0.28)  $ (1.23)

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

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

     The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                     2003      2002      2001
                                                   --------  --------  --------

     Expected dividend yield                           0.0%      0.0%      0.0%
     Risk-free interest rate                           4.1%     4.85%     4.66%
     Expected volatility                              99.4%     94.2%     94.2%
     Expected life of option                       4 YEARS   4 years   4 years

   The 2003 weighted average fair value per option granted was $2.10.


BASIC  AND  DILUTED  LOSS  PER  COMMON  SHARE

     Basic and diluted loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is computed by dividing net earnings by the weighted-average shares outstanding during the reporting period. Diluted loss per share is computed similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. CDT's computation of diluted net loss per share for 2003 does not include the common shares associated with 1,020,000 in the money options as of December 31, 2003, as this would be anti-dilutive.

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

     At December 31, 2003 and 2002, Clean Diesel Technologies had tax losses available for offset against future years' earnings of approximately $23.0 million and $19.8 million, respectively. Temporary differences were insignificant as of such dates. CDT has provided a full valuation allowance to reduce the related deferred tax asset to zero.

     Approximately $0.9 million, $2.0 million, $3.2 million, $3.4 million, $3.0 million, $1.9 million, $1.9 million, $0.9 million, $2.6 million and $3.2 million of the tax loss carryforwards expire in 2009, 2010, 2011, 2012, 2018, 2019, 2020, 2021, 2022 and 2023, respectively. CDT has not recognized any benefit from the aforementioned tax loss carryforwards. The Taxpayer Relief Act of 1997 modified the net operating loss provisions so that losses arising for tax years beginning after the effective date of the Act (August 5, 1997) would be eligible for carryforward for 20 years. Existing losses would still be subject to a 15-year carryforward period.

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

4.   STOCKHOLDERS' EQUITY

     During 2003, Clean Diesel Technologies received proceeds of $7.5 million (net of expenses) through two private placements totaling approximately 3.7 million shares of its Common Stock on the AIM of the London Stock Exchange. In 2002, Clean Diesel Technologies received proceeds of $1.356 million (net of expenses) through a private placement of approximately 0.7 million shares of its Common Stock on the AIM of the London Stock Exchange. In 2001, CDT

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

received proceeds of $3.721 million (net of $0.644 million in expenses and $0.817 million in term loan repayment) through a private placement of approximately 2.6 million shares of its Common Stock.

During 2001, $1.9 million of dividends were declared for Series A Preferred Stock and converted into CDT's Common Stock. On December 28, 2001, CDT converted all outstanding Series A Preferred Stock (15,897 shares) including accrued stock dividends, into Common Stock (approximately 5.9 million shares).

     In October 2003 and May 2002, CDT issued 13,276 and 22,658 shares, respectively, of Common Stock to its Board of Directors in lieu of approximately $27,500 and $46,800 of Director's fees pertaining to their services for the years ended December 31, 2002 and 2001. The share price used represented the average of CDT's quarter-end high and low trading prices. Such Director's fees had been accrued and charged to expense during 2002 and 2001.

5.   STOCK OPTIONS AND WARRANTS

     Clean Diesel Technologies maintains a stock award plan, the 1994 Incentive Plan (the "Plan"). Under the Plan, awards may be granted to participants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses, or other forms of share-based or non-share-based awards, or combinations thereof. CDT grants awards at fair market value on the date of grant with expiration dates typically 10 years. Participants in the Plan may include CDT's directors, officers, employees, consultants and advisers (except consultants or advisers in capital-raising transactions) as the Directors determine are key to the success of the business. The percentage of outstanding Common Shares of CDT used to determine the maximum number of awards to participants is 17.5%. In general, the policy of the Board was to grant stock options vesting in three equal portions on the first through third anniversaries of the grant date for grants prior to 1997, and in equal portions on the grant date and the first and second anniversaries of the grant date for grants awarded after 1997.

     The following table presents a summary of CDT's stock option activity and related information for the years ended December 31:

                                                2003                          2002                          2001
                                     ----------------------------------------------------------  ---------------------------
                                      OPTIONS   WEIGHTED-AVERAGE    OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE
                                      (000'S)    EXERCISE PRICE     (000'S)    EXERCISE PRICE    (000'S)    EXERCISE PRICE
                                     ---------  -----------------  ---------  -----------------  --------  -----------------
Outstanding, beginning
    of year                              1,567  $            2.60     1,139   $            2.48      974   $            2.54
Granted                                    681               2.12       470                2.94      240                1.97
Exercised                                   --                 --        --                  --      (12)                .20
Forfeited                                   --                 --       (42)               2.97      (63)               2.00
                                     ----------------------------------------------------------  ---------------------------
Outstanding, end
    of year                              2,248  $            2.45     1,567   $            2.60    1.139   $            2.48
                                     ==========================================================  ===========================
Exercisable, end
    of year                              1,711  $            2.49     1,220   $            2.56      939   $            2.55
Weighted-average fair value of
    options granted during the year             $            2.10             $            2.01            $            1.38

     The following table summarizes information about stock options outstanding at December 31, 2003:

                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
----------------------------------------------------------------  ----------------------------
                             WEIGHTED-AVERAGE
   RANGE OF       NUMBER OF     REMAINING      WEIGHTED-AVERAGE   NUMBER OF  WEIGHTED-AVERAGE
EXERCISE PRICES    OPTIONS   CONTRACTUAL LIFE   EXERCISE PRICE     OPTIONS    EXERCISE PRICE
----------------------------------------------------------------  ----------------------------
$ .20 - $2.49     1,142,500              7.58  $            1.63    852,500  $             1.9
 2.50 -  4.63     1,046,000              7.35               3.11    798,665               3.14
 5.63 -  6.82        59,450              2.05               6.72     59,450               6.72
----------------------------------------------------------------  ----------------------------
$ .20 - $6.82     2,247,950              7.33  $            2.45  1,710,615  $            2.49

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

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

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

     In conjunction with the September 2003 stock offering CDT granted the private placement investors 230,240 warrants (approximately one warrant for each 10 shares of common stock purchased) at the same $1.63 price as the common stock issued.

                                                          CDT Warrants

                                  2003                        2002                        2001
                        --------------------------  --------------------------  --------------------------
                        Warrants   EXERCISE PRICE   Warrants   EXERCISE PRICE   Warrants   EXERCISE PRICE
                         (000'S)      PER SHARE      (000'S)      PER SHARE      (000'S)      PER SHARE
                        ---------  ---------------  ---------  ---------------  ---------  ---------------
Outstanding, beginning
    of year                   379         N/A             429         N/A            302          N/A
Granted                       230  $          1.63          -                -       177   $   1.50 - 2.00
Exercised                      19  $   1.50 - 2.00         50  $   1.50 - 2.00         -                 -
Forfeited                      33                -          -                -       (50)  $          6.50
                        ------------------------------------------------------  --------------------------
Outstanding, end
    of year                   557  $  1.50 - 10.00        379  $  1.50 - 10.00       429   $  1.50 - 10.00
                        ======================================================  ==========================

                       WARRANTS OUTSTANDING                          WARRANTS EXERCISABLE
-----------------------------------------------------------------  ------------------------
                              WEIGHTED-AVERAGE
RANGE OF          NUMBER OF  REMAINING (YEARS)  WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
EXERCISE PRICES   WARRANTS     EXERCISE LIFE     EXERCISE PRICE      EXERCISABLE     PRICE
-----------------------------------------------------------------  ------------------------

$1.50 - $2.00       466,908               6.55  $            1.73           466,908  $ 1.73
 2.25 -   3.00       64,825               4.41               2.54            64,825    2.54
10.00                25,000               0.33              10.00            25,000   10.00
-----------------------------------------------------------------  ------------------------
$1.50 - $10.00      556,733               6.02  $            2.19           556,733  $ 2.19

6.   COMMITMENTS

     Clean Diesel Technologies is obligated under a sublease agreement for its principal office, through the end of 2003. CDT has agreed to move to a larger space within the same building and has signed a new 5 year lease directly with Equity Office beginning May 1, 2004. Annual rent will be $115,875 and the company will remain in its current location until the new space is available. For the years ended December 31, 2003, 2002 and 2001, rental expense approximated $110,500, $112,100 and $81,500, respectively.

     Effective October 28, 1994, Fuel Tech granted two licenses to Clean Diesel Technologies for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, CDT will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to Fuel Tech by payment of $5,454,546 in 2004 and declining annually to $1,090,910 in 2008. CDT as assignee and owner will maintain the technology at its own expense. Minimum royalties were paid to Fuel Tech in 2002 and royalties payable to Fuel Tech at December 31, 2003 were $4,800.

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

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

     Clean Diesel Technologies has a Management and Services Agreement with Fuel Tech. The agreement requires CDT to reimburse Fuel Tech for management, services and administrative expenses incurred on behalf of CDT. CDT agreed to pay Fuel Tech a fee equal to an additional 3-10% of the costs paid on CDT's behalf, dependent upon the nature of the costs incurred. One Fuel Tech officer/director serves as an officer/director of Clean Diesel Technologies. The financial statements include charges from Fuel Tech of certain management and administrative costs, which approximate $69,000, $69,000 and $70,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Clean Diesel Technologies had a deferred salary plan with its Chief Executive Officer in which he deferred $62,500 of his annual salary until CDT reaches $5 million in revenue. This agreement was terminated in March 2001 and the executive's salary was returned to full pay. No additional expense has been accrued. At December 31, 2003 and 2002, total obligations were $135,400 in both years pertaining to this plan.

     Clean Diesel Technologies makes annual pension payments or accruals pursuant to a deferred compensation plan on behalf of its Chief Executive Officer. The CEO has also agreed to defer payment of the deferred compensation plan until the Company reaches $5 million in revenue or he retires. In June 2003 the CEO elected to discontinue his deferred compensation plan. For the three years ended December 31, 2003, $22,900, $50,000 and $50,000 of expense was recognized each year in connection with the plan. At December 31, 2003 and 2002, total obligations were $305,600 and $282,700, respectively, pertaining to this plan.

8.   MARKETING AND JOINT DEVELOPMENT AGREEMENTS

     Clean Diesel Technologies and AMBAC International reached an agreement in December 1997 under which the parties will jointly share in the cost of development of the ARIS injector for urea SCR (Selective Catalytic Reduction). CDT holds the exclusive marketing rights to the injector for a period of five years subject to certain minimum purchases of injectors from AMBAC. CDT has agreed to purchase injectors exclusively from AMBAC until November 3, 2002 or to pay AMBAC for 50% of AMBAC's development cost and a royalty on injectors made elsewhere for CDT. Clean Diesel Technologies has assigned its rights with AMBAC to the RJM Corporation as part of its License Agreement. No rights or licenses have been granted by either party to the other on patents or inventions conceived prior to the agreement. However, the parties have filed a joint patent on the specific ARIS injector. CDT has retained all rights to its underlying patents including the fundamental return-flow injection concept on which the US patent office has issued a "notice of allowance."

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

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)
      (IN THOUSANDS EXCEPT PER SHARE DATA)

                               1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                              Ended 3/31/03    Ended 6/30/03    Ended 9/30/03    Ended 12/31/03    Total Year
                                Unaudited        Unaudited        Unaudited        Unaudited          2003
                             ---------------------------------------------------------------------------------
TOTAL REVENUE                $           96   $          283   $           99   $            89   $       567

GROSS PROFIT *                           39              219               52                38           348
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                    (907)            (585)            (664)           (1,089)       (3,245)
BASIC NET LOSS PER COMMON
SHARE                                 (0.08)           (0.05)           (0.05)            (0.08)        (0.26)
DILUTED NET LOSS PER COMMON
SHARE                                 (0.08)           (0.05)           (0.05)            (0.08)        (0.26)

--------------------------------------------------------------------------------------------------------------

                              1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                             Ended 3/31/02    Ended 6/30/02    Ended 9/30/02    Ended 12/31/02     Total Year
                               Unaudited        Unaudited        Unaudited       Unaudited            2002
                             ---------------------------------------------------------------------------------
Total revenue                $           71   $           19   $           51   $           300   $       441
Gross profit *                           27                7               34               287           355
Net loss attributable to
common stockholders                    (662)            (860)            (717)             (403)       (2,642)
Basic net loss per common
share                                 (0.06)           (0.08)           (0.06)            (0.03)        (0.23)
Diluted net loss per common
share                                 (0.06)           (0.08)           (0.06)            (0.03)        (0.23)
--------------------------------------------------------------------------------------------------------------

Note: The sum of the quarters' earnings per share may not equal the full year per share amounts
* Gross profit is defined as total revenue less cost of revenue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of CDT will be set forth under the captions "Election of Directors", "Directors and Executive Officers of Clean Diesel Technologies" and "Committees of the Board" in CDT's Proxy Statement related to the 2004 annual meeting of stockholders (the "Proxy Statement") and is incorporated by reference herein.

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

ITEM  14.  CONTROLS  AND  PROCEDURES

     As of the date of this filing, an evaluation was performed under the supervision and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including its CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

PART  IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  (1)  FINANCIAL  STATEMENTS

     The Financial Statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.
          Report of Independent Auditors
          Balance Sheets as of December 31, 2003, and 2002
          Statements of Operations for the years ended December 31, 2003, 2002, and 2001
          Statements of Changes in Stockholders' Equity(Deficit) for the years ended December 31, 2003, 2002, and 2001
          Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

     (2)  FINANCIAL STATEMENT SCHEDULES

     Schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the financial statements or the notes thereto.

          (3)  EXHIBITS

          Exhibit  No.     Title
          ------------     -----
               *3(i)     Certificate of Incorporation.
           <><>3(ii)     Certificate of Amendment of Certificate of
                         Incorporation effective June 22,1998.
             *3(iii)     By-Laws.
             ++3(iv)     Certificate of Designation for Series A Convertible
                         Preferred Stock.
                3(v)     Certificate of Amendment of Certificate of Designation
                         for Series A Convertible Preferred Stock.
           <><>3(vi)     Second Certificate of Amendment of Certificate of
                         Designation for Series A Preferred Stock.
              @(vii)     Third Certificate of Amendment of Certificate of
                         Designation for Series A Preferred Stock
                 *4a     Specimen Stock Certificate, Common Stock.
                ++4b     Specimen Stock Certificate, Series A Convertible
                         Preferred Stock.
                +10a     Assignment of Intellectual Property Rights Fuel-Tech
                         N.V. to Platinum Plus, Inc. as of November 5, 1997.
                +10b     Assignment of Intellectual Property Rights Fuel Tech,
                         Inc. to Clean Diesel Technologies, Inc. as of November
                         5, 1997.
                +10c     Assignment Agreement as of November 5, 1997, among
                         Platinum Plus, Inc., Fuel-Tech N.V., and Clean Diesel
                         Technologies, Inc.
            *****10d     1994 Incentive Plan, as amended through August 8, 1996.
             <><>10e     Amendment of Section 5.1 of 1994 Incentive Plan,
                         effective June 9, 1999.
             ****10f     Management Services Agreement between Clean Diesel
                         Technologies, Inc., Fuel Tech, Inc., and Fuel-Tech N.V.
                         as of June 1, 1996.
              ***10g     Office Premises Lease of January 26, 1996.
                +10h     Registration Rights Agreement between Clean Diesel
                         Technologies, Inc. and Fuel-Tech N.V. of November 5,
                         1997.
              +++10i     Registration Rights Agreement between Clean Diesel
                         Technologies, Inc. and the holders of Series A
                         Convertible Preferred Stock as of November 11, 1998.
               ++10j     Bridge Loan Agreement between Clean Diesel
                         Technologies, Inc. and the several lenders set forth on
                         Schedule A thereto-dated May 8, 1998.
              +++10k     Loan Note Agreement between Clean Diesel Technologies,
                         Inc. and the several lenders set forth on Schedule A
                         thereto-dated November 11, 1998.
               *+10l     Material Foreign Patents.
             ++++10m     License Agreement as of 31 January 2000 between Clean
                         Diesel Technologies, Inc. and RJM Corporation.
             ++++10n     NOx Reduction Assets Purchase Agreement as of 31
                         January 2000 between Clean Diesel Technologies, Inc.
                         and RJM Corporation.
                @10o     Loan Facility Agreement of November 14, 2000 with
                         exhibits.
              **23.1     Consent of Auditors, Ernst & Young LLP.
                  99     Certification Pursuant to 18 U.S.C.Section 1350, as
                         adopted pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002.
_________________
             * Previously filed as Exhibit to Registration Statement on Form S-1 of August 16, 1995, No. 33-95840.
            ** Filed herewith.
           *** Previously filed as Exhibit to Form 10-K for the year ended
               December 31, 1995.
          **** Previously filed as Exhibit to Form 10-Q for the quarter ended
               September 30, 1996.
         ***** Previously filed as Exhibit to Form 10-K for the year ended
               December 31, 1996.
            <> Previously filed as Exhibit to Form 10-K for the year ended
               December 31, 1998.
             + Previously filed as Exhibit to Form 10-K for the year ended
               December 31, 1997.
            ++ Previously filed as Exhibit to Form 8-K dated May 26, 1998.
           +++ Previously filed as Exhibit to Form 10-Q for the quarter ended
               September 30, 1998.
          <><> Previously filed as Exhibit to Forms 10-K for the year ended
               December 31, 2000.
          ++++ Previously filed as Exhibit to Form 8-K dated February 1, 2000.
             @ Previously filed as Exhibit to Form 10K for the year ended
               December 31, 2002.

     (b)  REPORTS ON FORM 8-K

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CLEAN DIESEL TECHNOLOGIES, INC.


     March 24, 2004               By:  /s/  Jeremy  D.  Peter-Hoblyn
-------------------------            ----------------------------------
          Date                              Jeremy D. Peter-Hoblyn
                                            Chief Executive Officer and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the date indicated have duly signed this report below.


  /s/ Jeremy D. Peter-Hoblyn   Chief Executive Officer and Director
-----------------------------  (principal executive officer)
      Jeremy D. Peter-Hoblyn


  /s/ David W. Whitwell        Chief Financial Officer, Vice President, and Treasurer
-----------------------------  (principal financial and accounting officer)
      David W. Whitwell


  /s/ John A. de Havilland     Director
-----------------------------
      John A. de Havilland


  /s/ Derek R. Gray            Director, Non-Executive Chairman of the Board of Directors
-----------------------------
      Derek R. Gray


  /s/ Charles W. Grinnell      Director, Vice President, and Corporate Secretary
-----------------------------
      Charles W. Grinnell


  /s/ James M. Valentine       Director and President
-----------------------------
      James M. Valentine




  Dated: March 24, 2004