Form 10-K/A
period 2003-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2004-03-29
CIK 949428

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

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

Indicate number of shares outstanding of each of the registered classes of Common Stock at March 25, 2004: 15,679,337 shares Common Stock, $0.05 par value. Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 2003 are incorporated by reference into parts II, III and IV hereof.
================================================================================

                                EXPLANATORY NOTE

     This is an amendment of the Clean Diesel Technologies, Inc. Annual Report to the Commission on Form 10-K for the period ended December 31, 2003 which was previously filed on March 24, 2004 (the "10-K"). The purpose of this amendment is to note that the legend "Draft Subject to Revision" was inadvertently left on the Auditors Report in Item 8 of the electronic transmission of the 10-K as filed. Such legend was, however, not in fact a part of the Auditors Report as signed. The 10-K is otherwise complete and correct as submitted.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this amendment to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CLEAN DIESEL TECHNOLOGIES, INC.


   March 29, 2004                 By:  /s/  Jeremy D. Peter-Hoblyn
-------------------                  ------------------------------------
     Date                                   Jeremy D. Peter-Hoblyn
                                            Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the date indicated have duly signed this report below.


     /s/ Jeremy D. Peter-Hoblyn Chief Executive Officer and Director -------------------------- (principal executive officer)
       Jeremy D. Peter-Hoblyn


     /s/ David W. Whitwell       Chief Financial Officer, Vice President, and
     --------------------------  Treasurer
        David W. Whitwell        (principal financial and accounting officer)


     /s/ John A. de Havilland    Director
     --------------------------
       John A. de Havilland


     /s/ Derek R. Gray           Director, Non-Executive Chairman of the Board
     --------------------------  of Directors
            Derek R. Gray


     /s/ Charles W. Grinnell     Director, Vice President, and Corporate
     --------------------------  Secretary
         Charles W. Grinnell


     /s/ James M. Valentine     Director and President
     ----------------------
       James M. Valentine




     Dated: March 29, 2004