Form 10-K/A
period 2003-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2004-05-07
CIK 949428

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2

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

================================================================================

                                EXPLANATORY NOTE

     This is an amendment of the Clean Diesel Technologies, Inc. Annual Report to the Commission on Form 10-K for the period ended December 31, 2003 which was previously filed on March 24, 2004 (the "10-K") and later amended on March 29, 2004. The purpose of this second amendment is to conform the certificates attached as Exhibits 31.1, 31.2 and 32 to the current requirements of Regulation SK and also to eliminate the legend "Draft Subject to Revision" inadvertently left on the Auditors Report in Item 8 of the electronic transmission of the 10-K.

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

                                      CLEAN DIESEL TECHNOLOGIES, INC.



  As of March 29, 2004               By:/s/ Jeremy D. Peter-Hoblyn
----------------------------            -----------------------------
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



   /s/ Jeremy D. Peter-Hoblyn     Chief Executive Officer and Director
   -----------------------------  (principal executive officer)
       Jeremy D. Peter-Hoblyn


   /s/ David W. Whitwell          Chief Financial Officer, Vice President, and
   ---------------------          Treasurer
       David W. Whitwell          (principal financial and accounting officer)


   /s/ John A. de Havilland       Director
   ----------------------------
       John A. de Havilland


   /s/ Derek R. Gray              Director, Non-Executive Chairman of the Board
   -----------------              of Directors
       Derek R. Gray



   /s/ Charles W. Grinnell        Director, Vice President, and Corporate
   --------------------------     Secretary
       Charles W. Grinnell



   /s/ James M. Valentine         Director and President
   -------------------------
       James M. Valentine




   Dated: As of March 29, 2004