Form 10-Q
period 2004-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2004-05-11
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For  the  transition  period  from  ______  to  ______

   Commission  file  number:   0-27432
                            ------------


                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                    06-1393453
   --------------------                         --------------------
 (State of Incorporation)               (I.R.S. Employer Identification No.)

Clean  Diesel  Technologies,  Inc.
300  Atlantic  Street  -  Suite  702
Stamford,  CT                                         06901-3522
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

As of May 11, 2004, there were outstanding 15,679,337 shares of Common Stock, par value $0.05 per share, of the registrant.

================================================================================

                        CLEAN DIESEL TECHNOLOGIES, INC.

                 Form 10-Q for the Quarter Ended March 31, 2004

                                      INDEX


                                                                  Page
                                                                  ----

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2004 (Unaudited),       3
            and December 31, 2003

            Statements of Operations for the Three Months          4
            Ended March 31, 2004 and 2003 (Unaudited)

            Statements of Cash Flows for the Three Months          5
            Ended March 31, 2004 and 2003 (Unaudited)

            Note to Financial Statements                           6

Item 2.     Management's Discussion and Analysis of               10
            Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                     12
Item 2.     Changes in Securities                                 12
Item 3.     Defaults upon Senior Securities                       12
Item 4.     Submission of Matters to a Vote of Security Holders   12
Item 5.     Other Information                                     12
Item 6.     Exhibits and Reports on Form 8-K                      12


SIGNATURES & CERTIFICATIONS                                       13

PART  I.    FINANCIAL INFORMATION
Item  1.    Financial Statements

                              CLEAN DIESEL TECHNOLOGIES, INC.

                                      BALANCE SHEETS

                                                                     (in thousands)
                                                               MARCH 31,     December 31,
                                                              ----------------------------
                                                                  2004          2003
                                                              (Unaudited)
                                                              ------------  --------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                     $     5,559   $       6,515
Accounts receivable, net of allowance of $6 and $3 in
  2004 and 2003, respectively                                         160             115
Inventories                                                           273             320
Other current assets                                                  131              73
                                                              ------------  --------------
TOTAL CURRENT ASSETS                                                6,123           7,023
Patents, net                                                          271             274
Fixed assets, net of accumulated depreciation of $131 in
  2004 and $123 in 2003, respectively                                 139             126
Other assets                                                           28              18
                                                              ------------  --------------
TOTAL ASSETS                                                  $     6,561   $       7,441
                                                              ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Deferred compensation and pension benefits                    $       441   $         441
Accounts payable and accrued expenses                                 352             427
                                                              ------------  --------------
TOTAL CURRENT LIABILITIES                                             793             868


STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.05 per share,
  authorized 80,000 , no shares issued and outstanding                 --              --
Series A Convertible Preferred Stock, par value $0.05 per
  share, $500 per share liquidation preference, authorized
  20,000  shares,  no shares issued and outstanding                    --              --
Common Stock, par value $0.05 per share, authorized
  30,000,000 shares, issued and outstanding 15,679,337
  shares                                                              784             784
Additional paid-in capital                                         35,816          35,813
Accumulated deficit                                               (30,832)        (30,024)
                                                              ------------  --------------
TOTAL STOCKHOLDERS' EQUITY                                          5,768           6,573
                                                              ------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     6,561   $       7,441
                                                              ============  ==============


See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    (in thousands except per share data)

                                             Three Months Ended
                                                 March 31,
                                             2004         2003
                                          -----------  -----------
REVENUE:
Product revenue                           $      176   $       88
License and royalty revenue                       18            8
                                          -----------  -----------
Total revenue                                    194           96

COSTS AND EXPENSES:
Cost of revenue                                  132           57
General and administrative                       790          692
Research and development                          80          248
Patent amortization and other expense             12           10
                                          -----------  -----------

Loss from operations                            (820)        (911)
Interest income                                  (12)          (4)
Interest expense                                  --           --
                                          -----------  -----------

Net loss                                  $     (808)  $     (907)
                                          ===========  ===========

BASIC AND DILUTED LOSS PER COMMON SHARE   $    (0.05)  $    (0.08)
                                          ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED            15,679       11,968
                                          ===========  ===========


See note to financial statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         (in thousands)

                                                       Three Months Ended
                                                           March 31
                                                       2004         2003
                                                    -----------  -----------
OPERATING ACTIVITIES
Net loss                                            $     (808)  $     (907)
Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation and amortization                            24           16
   Changes in operating assets and liabilities:
   Accounts receivable                                     (45)         208
   Inventories                                              47           19
   Other current assets and security deposit               (68)         (49)
   Accounts payable and accrued expenses                   (75)         118
                                                    -----------  -----------

Net cash used in operating activities                     (925)        (595)
                                                    -----------  -----------

INVESTING ACTIVITIES
Patent costs                                                (4)         (69)
Purchase of fixed assets                                   (30)         (10)
                                                    -----------  -----------
Net cash used in investing activities                      (34)         (79)
                                                    -----------  -----------

FINANCING ACTIVITIES

Proceeds from broker fee credit (2003 fundraising)           3           --
                                                    -----------  -----------
Net cash provided by financing activities                    3           --
                                                    -----------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (956)        (674)
                                                    -----------  -----------
Cash and cash equivalents at beginning of period         6,515        2,083
                                                    -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    5,559   $    1,409
                                                    ===========  ===========


See note to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


BASIS  OF  PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

Clean Diesel Technologies, Inc. (the "Company") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds an 11.6% interest in the Company as of March 31, 2004.

The Company is a specialty chemical and energy technology company supplying fuel additives and proprietary systems that reduce harmful emissions from internal combustion engines while improving fuel economy. The Company's Platinum Plus FBC fuel additive is registered with the EPA for on-highway use. The Platinum Plus FBC in combination with a diesel oxidation catalyst has been verified by the EPA for retrofit emission reduction. The success of the Company's technologies will depend upon the market acceptance of the technologies and governmental regulations including corresponding foreign and state agencies.

SIGNIFICANT  ACCOUNTING  POLICIES

INVENTORIES
Inventories including raw materials and finished product are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

REVENUE  RECOGNITION
The Company recognizes revenue from sales of Platinum Plus fuel borne catalyst and ARIS systems upon shipment.

In December 2002, Clean Diesel Technologies completed an additional exclusive license agreement with Mitsui for the mobile ARIS technology for Japan. Under terms of the agreement Mitsui agreed to pay CDT a $250,000 license fee and Mitsui committed to spend an additional $200,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT recognized the $250,000 license revenue in the fourth quarter of 2002, as there were no significant ongoing services required to be performed by CDT at that time. The Company will also receive ongoing royalty payments on a per unit basis.

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

CDT recognized the $150,000 license revenue in the second quarter of 2003, as there were no significant ongoing services required to be performed by CDT at that time.

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

PATENT  EXPENSE
Effective January 1, 2002, CDT began capitalizing all direct incremental costs associated with initial patent filing costs and amortized the cost over the remaining life of each patent. Patents are reviewed regularly and any patents deemed not commercially feasible or cost effective are dropped and the cumulative capitalized cost is written off at that time. Prior to this all patent related costs were expensed as incurred. The expiration of CDT's patents range from 2008 to 2021.

STOCKHOLDERS'  EQUITY
Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective December 1, 2003, 1,282,600 shares of its Common Stock. The price of the Common Stock was 1.70 GBP per share
(approximately $2.92 per share). The proceeds of the Common Stock issuance, $3.583 million (net of $170,000 in expenses), are being used for the general corporate purposes of Clean Diesel Technologies.

Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective September 26, 2003, 2,395,597 shares of its Common Stock. The price of the Common Stock was $1.63 per share. The proceeds of the Common Stock issuance, $3.866 million (net of $39,000 in expenses), are being used for the general corporate purposes of Clean Diesel Technologies.

STOCK-BASED  COMPENSATION
Clean Diesel Technologies accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under CDT's current plan, options may be granted at not less than the fair market value on the date of grant and therefore no compensation expense is recognized for the stock options granted to employees. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 123 on December 31, 2002.

If compensation expense for CDT's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, CDT's net loss and basic and diluted loss per common share would have been increased to the pro forma amounts indicated below for the three months ended March 31:

                                                                  2004      2003
                                                                --------  --------
Net loss attributable to common stockholders as reported        $  (808)  $ (907)
Deduct: Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects                                     (203)     (134)
                                                                --------  --------
Pro forma net loss                                              $(1,011)  $(1,041)
Net loss per share:
Basic and diluted loss per common share-as reported             $ (0.05)  $ (0.08)
Basic and diluted per common share-pro forma                    $ (0.06)  $ (0.09)

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

The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions for the 2004 grants, expected dividend yield 0%, risk free interest rate 5.05%, expected volatility 99.41% and expected life of the option 4 years. 35,000 options were granted in the first quarter of 2004.

LOSS  PER  SHARE
Employee stock options and stock purchase warrants were not included in the computation of diluted loss per share for 2004 or 2003, because the Company reported a loss for the period and the effect would be antidilutive.

RELATED  PARTY  TRANSACTIONS

The Company has a Management and Services Agreement with Fuel Tech. Under the agreement, the Company pays Fuel Tech a fee equal to an additional 3 - 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, a fee of 3% is assessed on all costs billed to the Company from Fuel Tech. Charges to the Company, inclusive of the administrative fee, were approximately $17,300 in both the first quarter of 2004 and 2003, respectively.

The Company had a deferred salary plan with its Chief Executive Officer in which he deferred $62,500 of his annual salary until the Company reaches $5 million in revenue. This agreement was terminated in March 2001 and the executive's salary was returned to full pay. At March 31, 2004 total obligations were $135,400 pertaining to this plan. This expense has been classified as a current liability on the balance sheet as of March 31, 2004.

The Company makes annual pension payments or accruals pursuant to a deferred compensation plan on behalf of its Chief Executive Officer. This agreement was voluntarily suspended by the executive as of June 15, 2003 and the company does not plan to make any additional accruals in the future. At March 31, 2004 total obligations were $305,616 pertaining to this plan. This expense has been classified as a current liability on the balance sheet as of March 31, 2004.

COMMITMENTS

Clean Diesel Technologies has a month to month lease of 2,900 square feet of office space for administrative purposes at 300 Atlantic Street, Stamford, Connecticut. CDT has signed a lease in the same building for 3,925 square feet of administrative space beginning in May 2004. The 5 year lease will have annual cost of $115,875, including rent, utilities and parking.

Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $5,454,546 in 2004 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. Minimum royalties were paid to Fuel Tech in 2003 and royalties payable to Fuel Tech at March 31, 2004 are $1,400.

CONCENTRATION

For the quarter ended March 31, 2004, one customer accounted for 65% of the Company's revenue.

                         CLEAN DIESEL TECHNOLOGIES, INC.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING  STATEMENTS

Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 2003.

RESULTS  OF  OPERATIONS

2004  VERSUS  2003
Product sales and cost of sales were $176,000 and $132,000 respectively for the first quarter of 2004 versus $88,000 and $57,000 for 2003. Platinum Plus fuel catalyst sales of $56,000 and $41,000 were recorded in the first quarter of 2004 and 2003, respectively. ARIS product sales of $107,000, primarily to Mitsui & Co., Ltd., were recorded in the first quarter of 2004. The remainder of product revenue in 2004 consists of CDT Purifier Systems.

Included in the 2004 and 2003 first quarter revenue is $18,000 and $8,000, respectively, of license and royalty income. The 2004 license and royalty income is from continuing ARIS system royalties from Mitsui & Co., Ltd.

General and administrative expenses increased $98,000 to $790,000 in the first quarter 2004 versus $692,000 in the same period of 2003. The year-to-date 2004 increase in general and administrative expenses is related to increases in marketing and sales activities in both the US and Europe and higher professional fees including financial advisory services.

Research and development expenses decreased $168,000 to $80,000 in the first quarter 2004 versus $248,000 in the comparable period in 2003. The decrease is attributable to the timing of expenses related to several verification and certification programs for the Platinum Plus FBC in 2003.

Patent filing costs increased $2,000 to $12,000 in the first quarter of 2004 versus $10,000 in the comparable 2003 period. The increase is related to increased amortization of patent expenses as the patents near retirement and the addition of new patents.

First quarter interest income increased $8,000 in 2004 to $12,000 versus $4,000 in the comparable period in 2003. This was a result of an increase in the amount of cash and cash equivalents on hand in 2004.

LIQUIDITY  AND  SOURCES  OF  CAPITAL
Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception aggregating $26,080,000 (excluding the effect of the non-cash preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although the Company started selling limited quantities of product and generating some licensing revenue, sales and revenue to date have been insufficient to cover operating expenses, and the Company continues to be dependent upon sources other than operations to finance its working capital requirements.

For the three months ended March 31, 2004 and 2003, the Company used cash of $925,000 and $595,000 respectively, in operating activities.

At March 31, 2004 and December 31, 2003, the Company had cash and cash equivalents of $5,559,000 and $6,515,000, respectively. The decrease in cash and cash equivalents in 2004 was the result of the increased verification programs with EPA and CARB and the on-going marketing and operation costs. The Company anticipates incurring additional losses through at least 2004 as it further pursues its commercialization efforts.

In December 2003, Clean Diesel Technologies received $3.583 million (net of $170,000 in expenses) through a private placement of 1,282,600 shares of its Common Stock. The price of the Common Stock was 1.70 GBP per share (approximately $2.92 per share). The proceeds of the Common Stock issuance are being used for the general corporate purposes of Clean Diesel Technologies.

In September 2003, Clean Diesel Technologies received $3.865 million (net of $39,000 in expenses) through a private placement of 2,395,597 shares of its Common Stock. In conjunction with the private placement, 230,240 ten year warrants with an exercise price of $1.63 per share were issued.

As a result of the Company's recurring operating losses, the Company has been unable to generate positive cash flow. In management's opinion, the Company's cash balance at March 31, 2004 will be sufficient to fund the Company's operations into 2005. The Company may require additional capital to fund its future operations. Although the Company believes that it will be successful in its capital-raising efforts, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company. The Company will develop contingency plans in the event future financing efforts are not successful. Such plans may include reducing expenses and selling or licensing some of the Company's technologies.

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



Date:  May 11, 2004              By:  /s/Jeremy D. Peter-Hoblyn
                                      -------------------------------
                                      Jeremy D. Peter-Hoblyn
                                      Director and
                                      Chief Executive Officer



Date:  May 11, 2004              By:  /s/David W. Whitwell
                                      -------------------------------
                                      David W. Whitwell
                                      Chief Financial Officer,
                                      Vice President and Treasurer