Form 10-Q/A
period 2003-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2004-05-19
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended as of June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______

     Commission file number:   0-27432
                            -------------


                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                           06-1393453
      --------                                           ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                             06901-3522
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

                                EXPLANATORY NOTE

     This is an amendment of the Clean Diesel Technologies, Inc. Quarterly Report to the Commission on Form 10-Q for the period ended June 30, 2003 which was previously filed on August 13, 2003 (the "10-Q"). The purpose of this amendment is to conform the certificates attached as Exhibits 31.1, 31.2 and 32 to the current requirements of Regulation SK.

                         CLEAN DIESEL TECHNOLOGIES, INC.

               Form 10-Q for the Quarter Ended As of June 30, 2003

                                      INDEX

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Balance Sheets as of June 30, 2003,                          4
               and December 31, 2002

               Statements of Operations for the Three and Six               5
               Months Ended June 30, 2003 and 2002

               Statements of Cash Flows for the Six                         6
               Months Ended June 30, 2003 and 2002

               Notes to Financial Statements                                7

Item 2.     Management's Discussion and Analysis of                         12
            Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               14
Item 2.     Changes in Securities                                           14
Item 3.     Defaults upon Senior Securities                                 14
Item 4.     Submission of Matters to a Vote of Security Holders             14
Item 5.     Other Information                                               15
Item 6.     Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                                  16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         CLEAN DIESEL TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                              (in thousands except share data)

                                                  June 30,     December 31,
                                                    2003           2002
                                                ------------  --------------
                                                (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                       $       552   $       2,083
Accounts receivable                                     233             284
Inventories                                             285             314
Other current assets                                    112              76
                                                ------------  --------------
Total current assets                                  1,182           2,757
Patents, net                                            239             114
Other assets                                            115             108
                                                ------------  --------------
Total assets                                    $     1,536   $       2,979
                                                ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses           $       249   $         223
                                                ------------  --------------
          Total current liabilities                     249             223

Deferred compensation and pension benefits              441             418
                                                ------------  --------------
          Total long term liabilities                   441             418

Stockholders' equity:
Preferred stock, par value $.05 per share,
   authorized 80,000 shares, no shares issued
   and outstanding                                       --               --
Series A convertible preferred stock, par
   value $.05 per share, $500 per share
   liquidation preference, authorized 20,000
   shares, no shares issued and outstanding              --               --
Common stock, par value $0.05 per share,
  authorized 30,000,000 and 15,000,000 shares,
  issued and outstanding 11,985,419 and
  11,968,387 shares, respectively.                      599             598
Additional paid-in capital                           28,518          28,519
Accumulated deficit                                 (28,271)        (26,779)
                                                ------------  --------------
Total stockholders' equity                              846           2,338
                                                ------------  --------------
Total liabilities and stockholders' equity      $     1,536   $       2,979
                                                ============  ==============


See notes to financial statements.

                            CLEAN DIESEL TECHNOLOGIES, INC.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                            (in thousands except per share data)


                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                            2003      2002      2003      2002
                                          --------  --------  --------  --------
Revenue:
Product revenue                           $   123   $    15   $   210   $    76
License and royalty revenue                   160         4       169        14
                                          --------  --------  --------  --------
Total revenue                                 283        19       379        90

Costs and expenses:
Cost of sales                                  64        12       120        55
General and administrative                    636       577     1,338     1,135
Research and development                      170       300       419       412
Patent filing and maintenance                  --        --        --        27
                                          --------  --------  --------  --------

Loss from operations                         (587)     (870)   (1,498)   (1,539)
Interest income                                 2        10         6        25
Interest expense                               --        --        --        (9)
                                          --------  --------  --------  --------

Net loss                                  $  (585)  $  (860)  $(1,492)  $(1,523)
                                          ========  ========  ========  ========

Basic and diluted loss per common share   $ (0.05)  $ (0.08)  $ (0.12)  $ (0.14)
                                          ========  ========  ========  ========

Weighted average number of common shares
  outstanding - basic and diluted          11,976    11,241    11,972    11,228
                                          ========  ========  ========  ========


See notes to financial statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               (in thousands)

                                                              Six Months Ended
                                                                  June 30
                                                              2003      2002
                                                             --------  --------

OPERATING ACTIVITIES
Net loss                                                     $(1,492)  $(1,523)
Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation and amortization                                  33        10
   Amortization of deferred financing expense                     --         8
   Compensatory stock warrants                                    --        95
Changes in operating assets and liabilities:
   Accounts receivable                                            51       181
   Inventories                                                    29        (8)
   Other current assets                                          (36)        7
   Accounts payable and accrued expenses                          49      (314)
                                                             --------  --------

Net cash used in operating activities                         (1,366)   (1,544)
                                                             --------  --------

INVESTING ACTIVITIES
Patent costs                                                    (137)      (48)
Purchase of fixed assets                                         (28)      (34)
                                                             --------  --------
Net cash used in investing activities                           (165)      (82)
                                                             --------  --------
FINANCING ACTIVITIES
Repayment of term loan                                            --      (250)
                                                             --------  --------
Net cash used in financing activities                             --      (250)
                                                             --------  --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (1,531)   (1,876)
                                                             --------  --------
Cash and cash equivalents at beginning of period               2,083     4,023
                                                             --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   552   $ 2,147
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

     If compensation expense for CDT's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, CDT's net loss and basic and diluted loss per common share would have been increased to the pro forma amounts indicated below for the six months ended June 30:

                                                                         2003        2002
                                                                     -----------  -----------
     Net loss as reported                                            $   (1,492)  $   (1,523)
     Deduct: Total stock-based employee compensation expense
         determined under fair value based method for all awards,
         net of related tax effects                                        (251)        (311)
                                                                     ------------------------
     Pro forma net loss                                              $   (1,743)  $   (1,834)
     Net loss per share:
     Basic and diluted loss per common share-as reported             $    (0.12)  $    (0.14)
     Basic and diluted per common share-pro forma                    $    (0.15)  $    (0.16)

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

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

     1.   Consents Authorizing Increase in Authorized Capital.
          ---------------------------------------------------

     By forms of written consent received on or before May 20, 2003, the holders of 6,527,561 shares of CDT's common stock, or 54.5% of the total of 11,976,903 issued and outstanding shares as of the record date of March 24, 2003, approved of an increase in the authorized capital of CDT to 30,100,000 shares, of which 30,000,000 are common shares and 100,000 preferred shares.

     2.   Annual Meeting June 11, 2003
          ----------------------------

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



Date: As of August 13, 2003              By: /s/ Jeremy D. Peter-Hoblyn
                                             -------------------------------
                                             Jeremy D. Peter-Hoblyn
                                             Director and
                                             Chief Executive Officer



Date: As of August 13, 2003              By: /s/ David W. Whitwell
                                             -------------------------------
                                             David W. Whitwell
                                             Chief Financial Officer,
                                             Vice President and Treasurer