Form 10-Q/A
period 2003-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2004-05-19
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended As of September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______

     Commission  file  number:    0-27432
                               ------------


                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                       06-1393453
  ---------------------                            -------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford,  CT                                           06901-3522
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

                                EXPLANATORY NOTE

     This is an amendment of the Clean Diesel Technologies, Inc. Quarterly Report to the Commission on Form 10-Q for the period ended September 30, 2003 which was previously filed on November 7, 2003 (the "10-Q"). The purpose of this amendment is to conform the certificates attached as Exhibits 31.1, 31.2 and 32 to the current requirements of Regulation SK.

                         CLEAN DIESEL TECHNOLOGIES, INC.

            Form 10-Q for the Quarter Ended As of September 30, 2003

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL  INFORMATION

Item  1.       Financial Statements (Unaudited)


               Balance Sheets as of September 30, 2003,                       4
               and December 31, 2002

               Statements of Operations for the Three and Nine                5
               Months Ended September 30, 2003 and 2002

               Statements of Cash Flows for the Nine                          6
               Months Ended September 30, 2003 and 2002

               Notes to Financial Statements                                  7

Item  2.       Management's  Discussion  and  Analysis  of                   11
               Financial Condition and Results of Operations

Item  3.       Quantitative and Qualitative Disclosures about Market Risk    12

Item  4.       Controls  and  Procedures                                     13


PART II.       OTHER  INFORMATION

Item  1.       Legal  Proceedings                                            13
Item  2.       Changes  in  Securities                                       13
Item  3.       Defaults  upon  Senior  Securities                            13
Item  4.       Submission  of  Matters  to  a Vote of Security Holders       13
Item  5.       Other  Information                                            13
Item  6.       Exhibits  and  Reports  on  Form  8-K                         13


SIGNATURES                                                                   14

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

                             CLEAN DIESEL TECHNOLOGIES, INC.
                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)

                             (in thousands except per share data)


                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                            2003        2002         2003        2002
                                          --------  ------------  ----------  -----------
Revenue:
Product revenue                           $    81   $        39   $     291   $      115
License and royalty revenue                    18            12         187           26
                                          --------  ------------  ----------  -----------
Total revenue                                  99            51         478          141

Costs and expenses:
Cost of sales                                  47            17         167           72
General and administrative                    517           569       1,855        1,704
Research and development                      171           185         590          597
Patent filing and maintenance                  29             4          29           31
                                          --------  ------------  ----------  -----------

Loss from operations                         (665)         (724)     (2,163)      (2,263)
Interest income                                 1             7           7           32
Interest expense                               --            --          --           (9)
                                          --------  ------------  ----------  -----------

Net loss                                  $  (664)  $      (717)  $  (2,156)  $   (2,240)
                                          ========  ============  ==========  ===========

Basic and diluted loss per common share   $ (0.05)  $     (0.06)  $   (0.18)  $    (0.20)
                                          ========  ============  ==========  ===========

Weighted average number of common shares
  outstanding - basic and diluted          12,119        11,241      12,021       11,232
                                          ========  ============  ==========  ===========


See notes to financial statements.

                  CLEAN DIESEL TECHNOLOGIES, INC.

                     STATEMENTS OF CASH FLOWS
                            (Unaudited)

                           (in thousands)

                                                      Nine Months Ended
                                                        September 30
                                                       2003      2002
                                                     --------  ---------
OPERATING ACTIVITIES
Net loss before preferred stock dividend             $(2,156)  $ (2,240)
Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation and amortization                           59         17
  Amortization of deferred financing cost                 --          8
  Compensatory stock warrants                             --         95
Changes in operating assets and liabilities:
  Accounts receivable                                    133        170
  Inventories                                             15        (27)
  Other current assets                                    13         35
  Accounts payable and accrued expenses                  163       (234)
                                                     --------  ---------

Net cash used in operating activities                 (1,773)    (2,176)
                                                     --------  ---------

INVESTING ACTIVITIES
Patent costs                                            (142)       (49)
Purchase of fixed assets                                 (39)       (86)
                                                     --------  ---------
Net cash used in investing activities                   (181)      (135)
                                                     --------  ---------

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net            3,865         --
Repayment of term loan                                    --       (250)
                                                     --------  ---------

Net cash (used in) provided by financing activities    3,865       (250)
                                                     --------  ---------

Net increase(decrease) in cash and cash equivalents    1,911     (2,561)
                                                     --------  ---------
Cash and cash equivalents at beginning of period       2,083      4,023
                                                     --------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 3,994   $  1,462
                                                     ========  =========


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



Date:  As of November 7, 2003         By:  /s/Jeremy  D.  Peter-Hoblyn
                                           ---------------------------
                                           Jeremy  D.  Peter-Hoblyn
                                           Director  and
                                           Chief  Executive  Officer



Date:  As of November 7, 2003         By:  /s/David  W.  Whitwell
                                           ----------------------
                                           David W. Whitwell
                                           Chief Financial Officer,
                                           Vice President and Treasurer