Form 10-Q
period 2004-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2004-08-16
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For  the  quarterly  period  ended  June  30,  2004

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For  the  transition  period  from  ______  to  ______

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

As of August 12, 2004, there were outstanding 15,705,368 shares of Common Stock, par value $0.05 per share, of the registrant.

    =========================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.

                  Form 10-Q for the Quarter Ended June 30, 2004

                                      INDEX

                                                                            Page
                                                                            ----

PART  I.     FINANCIAL  INFORMATION

Item  1.     Financial  Statements

             Balance Sheets as of June 30, 2004 (Unaudited),                   3
             and  December  31,  2003

             Statements of Operations for the three and Six Months             4
             Ended  June  30,  2004  and  2003  (Unaudited)

             Statements of Cash Flows for the Six Months                       5
             Ended  June  30,  2004  and  2003  (Unaudited)

             Note to Financial Statements                                      6

Item 2       Management's Discussion and Analysis of                          10
             Financial  Condition  and  Results  of  Operations


PART  II.    OTHER  INFORMATION

Item 1.      Legal Proceedings                                                13
Item 2.      Changes in Securities                                            13
Item 3.      Defaults upon Senior Securities                                  13
Item 4       Submission of Matters to a Vote of Security Holders              13
Item 5       Other Information                                                13
Item 6       Exhibits and Reports on Form 8-K                                 13

SIGNATURES & CERTIFICATIONS                                                   16

PART  I.     FINANCIAL  INFORMATION
Item  1.     Financial  Statements

                         CLEAN DIESEL TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                                                                  (in thousands)
                                                               JUNE 30,    December 31,
                                                              ----------  --------------
                                                                 2004          2003
                                                              (Unaudited)
------------------------------------------------------------  ----------  --------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                     $   4,629   $       6,515
Accounts receivable, net of allowance of $7 and $3 in
   2004 and 2003, respectively                                       80             115
Inventories                                                         375             320
Other current assets                                                 93              73
                                                              ----------  --------------
TOTAL CURRENT ASSETS                                              5,177           7,023
Patents, net                                                        298             274
Fixed assets, net of accumulated depreciation of $137 in
   2004 and $123 in 2003, respectively                              194             126
Other assets                                                         20              18
                                                              ----------  --------------
TOTAL ASSETS                                                  $   5,689   $       7,441
                                                              ==========  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Deferred compensation and pension benefits                    $     441   $         441
Accounts payable and accrued expenses                               365             427
                                                              ----------  --------------
TOTAL CURRENT LIABILITIES                                           806             868

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.05 per share,
   authorized 100,000 and 80,000 respectively, no shares
issued and outstanding                                               --              --
Series A Convertible Preferred Stock, par value $0.05 per
   share, $500 per share liquidation preference, authorized
   0 and 20,000  shares respectively,  no shares issued              --              --
and outstanding
Common Stock, par value $0.05 per share, authorized
   30,000,000 shares, issued and outstanding 15,679,337
   shares                                                           784             784
Additional paid-in capital                                       35,816          35,813
Accumulated deficit                                             (31,717)        (30,024)
                                                              ----------  --------------
TOTAL STOCKHOLDERS' EQUITY                                        4,883           6,573
                                                              ----------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   5,689   $       7,441
                                                              ==========  ==============

See  notes  to  financial  statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               (in thousands except per share data)

                                                   Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                  2004             2003         2004        2003
                                          --------------------  -----------  ----------  ----------

Revenue:
Product revenue                           $                81  $       123  $      257   $     210
License and royalty revenue                                12          160          30         169
                                          --------------------  -----------  ----------  ----------
Total revenue                                              93          283         287         379

Costs and expenses:
Cost of product  sales                                     53           64         185         120
General and administrative                                821          636       1,611       1,338
Research and development                                   90          170         170         419
Patent amortization and other expense. .                   27           --          39          --
                                          --------------------  -----------  ----------  ----------

Loss from operations                                     (898)        (587)     (1,718)     (1,498)
Interest income                                            13            2          25           6
                                          --------------------  -----------  ----------  ----------

Net loss                                  $              (885)  $     (585)  $  (1,693)  $  (1,492)
                                          ====================  ===========  ==========  ==========

Basic and diluted loss per common share   $             (0.06)  $    (0.05)  $   (0.11)  $   (0.12)
                                          ====================  ===========  ==========  ==========

Weighted average number of common shares
   outstanding - basic and diluted                     15,679       11,976      15,679      11,972
                                          ====================  ===========  ==========  ==========

See  notes  to  financial  statements.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            (in thousands)

                                                       Six Months Ended
                                                            June 30,
                                                        2004        2003
                                                    -----------  ----------
OPERATING ACTIVITIES
Net loss                                            $   (1,693)  $  (1,492)
Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation and amortization                            61          33
   Changes in operating assets and liabilities:
   Accounts receivable                                      35          51
   Inventories                                             (55)         29
   Other current assets and security deposit               (22)        (36)
   Accounts payable and accrued expenses                   (62)         49
                                                    -----------  ----------

Net cash used in operating activities                   (1,736)     (1,366)
                                                    -----------  ----------

INVESTING ACTIVITIES
Patent costs                                               (48)       (137)
Purchase of fixed assets                                  (105)        (28)
                                                    -----------  ----------
Net cash used in investing activities                     (153)       (165)
                                                    -----------  ----------

FINANCING ACTIVITIES

Proceeds from broker fee credit (2003 fundraising)           3          --
                                                    -----------  ----------
Net cash provided by financing activities                    3          --
                                                    -----------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,886)     (1,531)
                                                    -----------  ----------
Cash and cash equivalents at beginning of period         6,515       2,083
                                                    -----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    4,629   $     552
                                                    ===========  ==========

See  notes  to  financial  statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


BASIS  OF  PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

Clean Diesel Technologies, Inc. (the "Company") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds an 11.6% interest in the Company as of June 30, 2004.

The Company is a specialty chemical and energy technology company supplying fuel additives and proprietary systems that reduce harmful emissions from internal combustion engines while improving fuel economy. The Company's Platinum Plus FBC fuel additive is registered with the EPA for on-highway use. The Platinum Plus FBC in combination with a diesel oxidation catalyst or a catalyzed wire mesh filter have both been verified by the EPA for retrofit emission reduction. The success of the Company's technologies will depend upon the market acceptance of the technologies and governmental regulations including corresponding foreign and state agencies.

SIGNIFICANT  ACCOUNTING  POLICIES

INVENTORIES
Inventories including raw materials and finished product are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

REVENUE  RECOGNITION

     CDT recognizes revenue from the sale of Platinum Plus FBC, Purifier, CWMF and ARIS 2000 systems upon shipment. The Company sells to end user fleets, resellers, and additive distribution companies primarily in the U.S. One-time license revenue fees are recorded in the period the license agreement is completed and if there are no significant ongoing services required to be performed in the future. Royalty revenue is recognized when earned.

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

PATENT  EXPENSE
Effective January 1, 2002, CDT began capitalizing all direct incremental costs associated with initial patent filing costs and amortized such cost over the remaining life of each patent. Patents are reviewed regularly and any patents deemed not commercially feasible or cost effective are removed and the cumulative capitalized cost is written off at that time. Prior to this all patent related costs were expensed as incurred. The expiration of CDT's U.S. patents range from 2007 to 2021 while several of the initial international patents expire in 2005.

STOCKHOLDERS'  EQUITY
Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective December 1, 2003, 1,282,600 shares of its Common Stock. The price of the Common Stock was 1.70 sterling (GBP) per share (approximately $2.92 per share). The proceeds of the Common Stock issuance was $3.583 million (net of $170,000 in expenses).

Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective September 26, 2003, 2,395,597 shares of its Common Stock. The price of the Common Stock was $1.63 per share. The proceeds of the Common Stock issuance was $3.866 million (net of $39,000 in expenses).

STOCK-BASED COMPENSATION
Clean Diesel Technologies accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under CDT's current plan, options may be granted at not less than the fair market value on the date of grant and therefore no compensation expense is recognized for the stock options granted to employees. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS 123 on December 31, 2002.

If compensation expense for CDT's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, CDT's net loss and basic and diluted loss per common share would have been increased to the pro forma amounts indicated below for the six months ended June 30:

                                                                      Second Quarter       6 months YTD
                                                                      2004      2003       2004      2003
                                                                    --------  ---------  --------  ---------
    Net loss attributable to common stockholders as reported           (885)      (585)  $(1,693)  $ (1,492)
    Deduct: Total stock-based employee compensation expense
          determined under fair value based method for all awards,
          net of related tax effects                                   (119)      (133)     (323)      (251)
                                                                    --------  ---------  --------  ---------
    Pro forma net loss                                               (1,004)      (718)  $(2,016)  $ (1,743)
    Net loss per share:
    Basic and diluted loss per common share-as reported             $ (0.06)  $  (0.05)  $ (0.11)  $  (0.12)
    Basic and diluted per common share-pro forma                    $ (0.06)  $  (0.06)  $ (0.13)  $  (0.15)

In accordance with the provisions of SFAS No. 123, for purposes of the pro forma disclosures the estimated fair value of the options is amortized over the option vesting period. The application of the pro forma disclosures presented above are not representative of the effects SFAS No. 123 may have on operating results and earnings (loss) per share in future periods due to the timing of stock option grants and considering that options vest over a period of three years.

The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions for the 2004 grants, expected dividend yield 0%, risk free interest rate 5.05%, expected volatility 99.41% and expected life of the option 4 years. 35,000 options were granted in the first quarter of 2004 at an estimated value of $69,700.

LOSS PER SHARE
Employee stock options and stock purchase warrants were not included in the computation of diluted loss per share for 2004 or 2003, because the Company reported a loss for the period and the effect would be anti-dilutive. Total potential dilutive employee stock options and warrants outstanding at the end of the second quarter were 2,235,000 and 532,000 respectively.

RELATED PARTY TRANSACTIONS

The Company has a Management and Services Agreement with Fuel Tech. The agreement requires CDT to reimburse Fuel Tech for management, services and administrative expenses incurred on our behalf. The Company has agreed to pay Fuel Tech a fee equal to an additional 3% of the costs paid on behalf of administration (approximately $500 and $1,000 for the quarter and six months year to date. Currently, and for the last three years CDT has reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT. The Company believes the charges under the Management and Services Agreement are reasonable and fair. The Management and Services Agreement may be cancelled by either party by notifying the other in writing of the cancellation on or before May 15 in any year.

The Company had a deferred salary plan with its Chief Executive Officer in which he deferred $62,500 of his annual salary until the Company reaches $5 million in revenue. This agreement was terminated in March 2001 and the executive's salary was returned to full pay. At June 30, 2004 total obligations were $135,400 pertaining to this plan. This expense has been classified as a current liability on the balance sheet as of June 30, 2004.

The company has made annual pension payments or accruals pursuant to a deferred compensation plan. Until June 15, 2003, CDT made annual accruals in amounts of up to $50,000 for Chief Executive Officer for his post-retirement benefit upon his retirement or when the Company reaches $5 million in sales. At June 30, 2004, total obligations were $305,616 pertaining to this plan. This expense has been classified as a current liability on the balance sheet as of June 30, 2004.

COMMITMENTS

Clean Diesel Technologies has signed a lease at 300 Atlantic Street, Stamford, Connecticut for 3,925 square feet of administrative space. The 5 year lease through March 2009, will have annual cost of approximately $116,000, including rent, utilities and parking.

Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $5,454,546 in 2004 and declining annually to $1,090,910 in 2008. The Company as assignee and owner will maintain the technology at its own expense. Minimum royalties were paid to Fuel Tech in 2003 and royalties payable to Fuel Tech at June 30, 2004 are $2,750.

CONCENTRATION

For the quarter and six months ended June 30, 2004, one customer accounted for 41% and 57% respectively of the Company's revenue. For the comparable 2003 periods, a different single customer accounted for 53% and 40% of the Company's revenue.

SUBSEQUENT  EVENTS

In July 2004, the Company signed a four year lease for 2,750 square feet of warehouse space in Milford CT. Annual rent including utilities will be approximately $21,000.

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

RESULTS OF OPERATIONS

2004 VERSUS 2003
Product sales and cost of sales were $81,000 and $53,000 respectively for the second quarter of 2004 versus $123,000 and $64,000 for 2003. Platinum Plus fuel catalyst sales of $55,000 and $39,000 were recorded in the second quarter of 2004 and 2003, respectively. ARIS product sales of $26,000 and $53,000, primarily to Mitsui & Co., Ltd., were recorded in the second quarter of 2004 and 2003, respectively.

Included in the 2004 and 2003 second quarter revenue is $12,000 and $160,000, respectively, of license and royalty income. The 2004 license and royalty income is from continuing ARIS system royalties from Mitsui & Co., Ltd and the 2003 license income is from CCA.

For the six months ended June 30, product sales and cost of sales were $257,000 and $185,000 respectively for 2004 versus $210,000 and $120,000 for 2003.
Platinum Plus fuel catalyst sales of $111,000 and $80,000 were recorded in the first half of 2004 and 2003, respectively. ARIS product sales of $134,000 and $75,000, were recorded year-to-date in 2004 and 2003 respectively. The remainder of product revenue in 2004 consists of CDT Purifier Systems. Included in first six months of total revenue is $30,000 and $169,000 of license and royalty income for 2004 and 2003, respectively.

General and administrative expenses increased $185,000 to $821,000 in the second quarter 2004 versus $636,000 in the same period of 2003. For the first 6 months of 2004, general and administrative expenses increased $273,000 to $1,611,000 from $1,338,000 in the same 2003 period. The year-to-date 2004 increase in general and administrative expenses is related to increases in marketing and sales activities primarily personnel costs, in both the US and Europe and higher professional fees including financial advisory services.

Research and development expenses decreased $80,000 to $90,000 in the second quarter 2004 versus $170,000 in the comparable 2003 period. For the six months to date research and development expenses have decreased $249,000 to $170,000 from $419,000 in 2003. The decrease is attributable to the verification and certification program expenses for the Platinum Plus FBC in 2003 not being incurred in 2004

Patent amortization and other costs were $27,000 in the second quarter of 2004 versus $0 in the comparable 2003 period. The year-to-date increase in 2004 is $39,000. The increase is related to the change in capitalization policy and the write-off of several patents in 2004.

Second  quarter  interest  income  increased  $11,000  in 2004 to $13,000 versus
$2,000 in the comparable period in 2003. Year-to-date interest has increased $19,000 to $25,000 versus $6,000 for the 2003 period. This was a result of an increase in the amount of cash and cash equivalents on hand in 2004.

LIQUIDITY  AND  SOURCES  OF  CAPITAL
Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception aggregating $26,965,000 (excluding the effect of the non-cash preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although the Company started selling limited quantities of Platinum Plus additive and the verified Purifier system and generating some ARIS licensing fees and royalties, operating revenue to date has been insufficient to cover operating expenses, and the Company continues to be dependent upon proceeds from fund raising to finance its working capital requirements.

For the six months ended June 30, 2004 and 2003, the Company used cash of $1,736,000 and $1,366,000 respectively, in operating activities.

At June 30, 2004 and December 31, 2003, the Company had cash and cash equivalents of $4,629,000 and $6,515,000, respectively. The decrease in cash and cash equivalents in 2004 was the result of the building of inventories, capital expenditures for equipment and new administrative offices and on-going marketing and operation costs. The Company anticipates incurring additional losses through at least 2004 as it further pursues its commercialization efforts.

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

At the present time, the Company cannot estimate when, or if, its operations will generate positive cash flows from operations. The Company does not have any credit facilities available with financial institutions or other third parties if the Company cannot generate cash flow from operations, CDT will be dependent upon external sources of best-efforts financing, of which there are no firm commitments or arrangements. Based on the current operating plan, management believes that the cash balance as of June 30, 2004 of $4.6 million will be sufficient to meet the cash needs into the second half of 2005. In the future, unless the operating revenues are sufficient to meet operating expenses, the Company may need to access capital markets to fund operations by incurring indebtedness or issuing equity securities. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations. If Management is unable to obtain the necessary financing from external sources, the Company may need to manage any cash shortfalls by taking measures which may include deferring or reducing the scope of commercialization efforts, reducing costs and overhead expenses, or otherwise curtailing operations, or obtaining funds by a disposition of assets or through arrangements with others that may require CDT to relinquish rights to certain of our technologies, or to license the rights to such technologies on terms that are less favorable to than might otherwise be available.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, the Company is not subject to any significant market risk exposure.

The Company generally receives all income in United States dollars. The Company typically makes several payments monthly in various foreign currencies for patent expenses, product tests and registration, local marketing and promotion, consultants and one employee.

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

Item 1.     Legal Proceedings
            None

Item 2.     Changes in Securities
            None

Item 3.     Defaults upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders

     At the June 10, 2004 Annual Meeting of CDT, the holders of 10,564,497 shares of CDT's common stock were present in person or by proxy. This attendance was, according to the records of CDT's Transfer Agent, 67.4% of the total of 15,666,336 issued and outstanding shares as of the record date of April 5, 2004. At the meeting:

     (i) The proposal to elect the five nominees as directors was approved by a vote with respect to each individual nominee, as follows:

                         Shares     Shares
Name                       For     Withheld
----------------------  ---------  --------
John A. de Havilland    9,250,644     2,000
Derek R. Gray           9,250,644     2,000
Charles W. Grinnell     9,218,944    33,700
Jeremy D. Peter-Hoblyn  9,218,944    33,700
James M. Valentine      9,224,444    28,200

     (ii) The proposal to approve the appointment of Eisner LLP as independent auditors of CDT for the year 2004 was approved by a vote of shares 9,251,766 for, 700 against and 178 abstaining.

Item 5.     Other Information

The Company has been advised by Mr. Jeremy Peter-Hoblyn, CEO, that he intends to retire in September 2004 or shortly thereafter when his successor is identified. The Nominating Committee of the Board of Directors has identified a candidate and is in the final stages of discussion with an announcement expected shortly.

Mr. Farad Azima, formerly CEO and subsequently Chairman of UK based Verity Group plc which developed into technology licensing company NXT plc, was retained to provide the Company business development and advisory services. Mr. Azima is also assisting the CDT Nominating Committee in identifying potential CEO candidates.

Effective June 18, 2004, the Company filed a certificate of elimination to terminate the authorization of the Company's Series A preferred Stock.

Item 6.     Exhibits and Reports on Form 8-K
            a.     Exhibits

                   Confidential treatment requested for Exhibits 10.1 and 10.2

          10.1 License Agreement of July 13, 2001 between Registrant and Mitsui Co., Ltd as amended by Amendment No. 1 of December 18, 2002.

          10.2 License Agreement of March 31, 2003 between Registrant and Combustion Components Associates, Inc.

          10.3 Lease of January 29, 2004 of Premises at 300 Atlantic Street, Stamford Connecticut, USA, between Registrant as Tenant and CT-Stamford Atlantic Forum, LLC as Landlord.

          10.4 Amendment No. 1 of September 30, 2002 to Employment Agreement of December 2, 1996 between Registrant and J. D. Peter-Hoblyn.

          10.5 Employment Agreement of March 1, 2001 between Registrant and D.W. Whitwell.

          10.6 Employment Agreement of April 1, 2002 between Registrant and G.R. Reid.

          10.7 Consultancy Agreement of May 25, 2004 as amended by Agreement of June 18, 2004 between Registrant and F. Azima.

          31.1     Section 302 Certification of Chief Executive Officer.

          31.2     Section 302 Certification of Chief Financial Officer.

          32.0 Section 906 Certifications of Chief Executive and Chief Financial Officers.

            b.     Reports on Form 8-K

                   None

                         CLEAN DIESEL TECHNOLOGIES, INC.
                           SIGNATURES & CERTIFICATIONS



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 13, 2004                  By:  /s/Jeremy D. Peter-Hoblyn
                                             -------------------------
                                             Jeremy D. Peter-Hoblyn
                                             Director  and
                                             Chief Executive Officer


Date:  August  13, 2004                 By:  /s/David W. Whitwell
                                             -------------------------
                                             David W. Whitwell
                                             Chief Financial Officer,
                                             Vice President and Treasurer