Form 10-Q
period 2004-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2004-11-12
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______

     Commission file number:  0-27432
                              -------


                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                         06-1393453
     ---------------                             ---------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                              06901-3522
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

As of November 11, 2004, there were outstanding 17,164,868 shares of Common Stock, par value $0.05 per share, of the registrant.

================================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.

               Form 10-Q for the Quarter Ended September 30, 2004

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

          Balance Sheets as of September 30, 2004 (Unaudited),                 3
          and December 31, 2003

          Statements of Operations for the Three and Nine Months               4
          Ended September 30, 2004 and 2003 (Unaudited)

          Statements of Cash Flows for the Nine Months                         5
          Ended September 30, 2004 and 2003 (Unaudited)

          Note to Financial Statements                                         6

Item 2.   Management's Discussion and Analysis of                             10
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          11

Item 4.   Controls and Procedures                                             12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   13
Item 2.   Changes in Securities                                               13
Item 3.   Defaults upon Senior Securities                                     13
Item 4.   Submission of Matters to a Vote of Security Holders                 13
Item 5.   Other Information                                                   13
Item 6.   Exhibits and Reports on Form 8-K                                    13


SIGNATURES & CERTIFICATIONS                                                   14

PART I.     FINANCIAL INFORMATION
Item 1.     Condensed Financial Statements

                              CLEAN DIESEL TECHNOLOGIES, INC.

                                 CONDENSED BALANCE SHEETS

                                                          (in thousands, except share data)
                                                             SEPTEMBER 30,   December 31,
                                                            ------------------------------
                                                                 2004           2003
                                                              (Unaudited)
                                                            --------------  --------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                   $       5,408   $       6,515
Accounts receivable, net of allowance of $10 and $3 in
  2004 and 2003, respectively                                         178             115
Inventories                                                           443             320
Other current assets                                                   54              73
                                                            --------------  --------------

TOTAL CURRENT ASSETS                                                6,083           7,023
Patents, net                                                          324             274
Fixed assets, net of accumulated depreciation of $163 in
  2004 and $123 in 2003, respectively                                 206             126

Other assets                                                           27              18
                                                            --------------  --------------

TOTAL ASSETS                                                $       6,640   $       7,441
                                                            ==============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Deferred compensation and pension benefits                  $         441   $         441
Accounts payable and accrued expenses                                 713             427
                                                            --------------  --------------

TOTAL CURRENT LIABILITIES                                           1,154             868


STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.05 per share,
  authorized 100,000 and 80,000 respectively, no shares
issued and outstanding                                                 --              --
Series A Convertible Preferred Stock, par value $0.05 per
  share, $500 per share liquidation preference, authorized             --
  0 and 20,000  shares respectively,  no shares issued                 --              --
and outstanding
Common Stock, par value $0.05 per share, authorized
  30,000,000 shares, issued and outstanding 16,738,368
  and 15,679,337 shares respectively                                  837             784
Additional paid-in capital                                         37,609          35,813
Accumulated deficit                                               (32,960)        (30,024)
                                                            --------------  --------------

TOTAL STOCKHOLDERS' EQUITY                                          5,486           6,573
                                                            --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $       6,640   $       7,441
                                                            ==============  ==============


See notes to condensed  financial statements.

                                CLEAN DIESEL TECHNOLOGIES, INC.
                               CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                                   (in thousands except per share data)


                                             Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                             2004          2003          2004          2003
                                          -----------  ------------  ------------  ------------
Revenue:
Product revenue                           $      223   $        81   $       479   $       291
License and royalty revenue                       18            18            49           187
                                          -----------  ------------  ------------  ------------
Total revenue                                    241            99           528           478

Costs and expenses:
Cost of product sales                            149            47           334           167
General and administrative                     1,150           517         2,761         1,855
Research and development                         174           171           344           590
Patent amortization and other expense             22            29            61            29
                                          -----------  ------------  ------------  ------------

Loss from operations                          (1,254)         (665)       (2,972)       (2,163)
Interest income                                   11             1            36             7
                                          -----------  ------------  ------------  ------------

Net loss                                  $   (1,243)  $      (664)  $    (2,936)  $    (2,156)
                                          ===========  ============  ============  ============

Basic and diluted loss per common share   $    (0.08)  $     (0.05)  $     (0.19)  $     (0.18)
                                          ===========  ============  ============  ============

Weighted average number of common shares
  outstanding - basic and diluted             15,757        12,119        15,719        12,021
                                          ===========  ============  ============  ============


See notes to condensed financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           (in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                          2004        2003
                                                       ----------  -----------
OPERATING ACTIVITIES
Net loss                                               $  (2,936)  $   (2,156)
Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation and amortization                               95           59
  Changes in operating assets and liabilities:
    Accounts receivable                                      (63)         133
    Inventories                                             (123)          15
    Other current assets                                      10           13
    Accounts payable and accrued expenses                    347          163
                                                       ----------  -----------

Net cash used in operating activities                     (2,670)      (1,773)
                                                       ----------  -----------

INVESTING ACTIVITIES
Patent costs                                                 (82)        (142)
Purchase of fixed assets                                    (143)         (39)
                                                       ----------  -----------

Net cash used in investing activities                       (225)        (181)
                                                       ----------  -----------

FINANCING ACTIVITIES

Proceeds from issuance of common stock, net                1,785        3,865
Proceeds from broker fee credit (2003 fundraising)             3           --
                                                       ----------  -----------

Net cash provided by financing activities                  1,788        3,865
                                                       ----------  -----------

NET (DECREASE)INCREASE  IN CASH AND CASH EQUIVALENTS      (1,107)       1,911
                                                       ----------  -----------
Cash and cash equivalents at beginning of period           6,515        2,083
                                                       ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   5,408   $    3,994
                                                       ==========  ===========


See notes to condensed  financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statement presentation. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Clean Diesel Technologies, Inc. (the "Company" or "CDTI") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds an 10.7% interest in the Company as of September 30, 2004.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES
Inventories including raw materials and finished product are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. As of September 30, 2004 $189,000 of finished goods and $254,000 of raw materials were on hand.

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

PATENT EXPENSE
Effective January 1, 2002, CDT began capitalizing all direct incremental costs associated with initial patent filing costs and amortized such cost over the remaining life of each patent. Patents are reviewed regularly and any patents deemed not commercially feasible or cost effective are removed and the cumulative capitalized cost is written off at that time. Prior to this all patent related costs were expensed as incurred. The expiration of CDT's U.S. patents range from 2007 to 2022 while several of the initial international patents expire in 2005.

STOCKHOLDERS' EQUITY
Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective September 28, 2004, 1,000,000 shares of its Common Stock. The price of the Common Stock was 1.025 sterling (GBP) per share (approximately $1.82 per share). The proceeds of the Common Stock issuance, was $1.785 million (net of $65,000 in expenses).

Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective December 1, 2003, 1,282,600 shares of its Common Stock. The price of the Common Stock was 1.70 sterling (GBP) per share (approximately $2.92 per share). The proceeds of the Common Stock issuance, was $3.583 million (net of $170,000 in expenses).

Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective September 26, 2003, 2,395,597 shares of its Common Stock. The price of the Common Stock was $1.63 per share. The proceeds of the Common Stock issuance was $3.866 million (net of $39,000 in expenses).

STOCK-BASED COMPENSATION
Clean Diesel Technologies accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under CDT's current plan, options may be granted at not less than the fair market value on the date of grant and therefore no compensation expense is recognized for the stock options granted to employees. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 148 on December 31, 2002.

If compensation expense for CDT's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, CDT's net loss and basic and diluted loss per common share would have been increased to the pro forma amounts indicated below for the three months and nine months ended September 30:

                                                         Third Quarter       Nine months YTD
                                                        2004       2003      2004     2003
                                                      ---------  ---------  --------  --------
Net loss attributable to common stockholders as       $ (1,243)  $   (664)  $(2,936)  $(2,156)
reported
Deduct: Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects            (140)      (406)      463)     (791)
                                                      ---------  ---------  --------  --------
Pro forma net loss                                      (1,383)    (1,070)   (3,399)   (2,534)
Net loss per share:
Basic and diluted loss per common share-as reported   $  (0.08)  $  (0.05)    (0.19)  $ (0.18)
Basic and diluted per common share-pro forma          $  (0.09)  $  (0.09)  $ (0.22)  $ (0.21)

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

The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions for the 2004 grants, expected dividend yield 0%, risk free interest rate 5.05%, expected volatility 99.41% and expected life of the option 4 years. 35,000 options were granted in the first quarter of 2004 at an estimated value of $69,700 and 150,000 options were granted in the third quarter of 2004 at an estimated value of $194,800.

LOSS PER SHARE
Employee stock options and stock purchase warrants were not included in the computation of diluted loss per share for 2004 or 2003, because the Company reported a loss for the period and the effect would be anti-dilutive. Total potential dilutive employee stock options and warrants outstanding at the end of the third quarter were 2,385,000 and 532,000 respectively.

NOTE 3: RELATED PARTY TRANSACTIONS

The Company has a Management and Services Agreement with Fuel Tech. The agreement requires CDT to reimburse Fuel Tech for management, services and administrative expenses incurred on our behalf. The Company has agreed to pay Fuel Tech a fee equal to an additional 3% of the costs paid on behalf of administration (approximately $500 and $1,500 for the quarter and nine months year to date. Currently, and for the last three years CDT has reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT. The Company believes the charges under the Management and Services Agreement are reasonable and fair. The Management and Services Agreement may be cancelled by either party by notifying the other in writing of the cancellation on or before May 15 in any year.

The Company had a deferred salary plan with its former Chief Executive Officer in which he deferred $62,500 of his annual salary until the Company reaches $5 million in revenue. This agreement was terminated in March 2001 and the executive's salary was returned to full pay. At September 30, 2004 total obligations were $135,400 pertaining to this plan. This expense has been classified as a current liability on the balance sheet as of September 30, 2004 and was exchanged for 73,587 shares of common stock in October 2004 (see Note 6 Subsequent Events ).

The Company has made annual pension payments or accruals pursuant to a deferred compensation plan. Until June 15, 2003, CDT made annual accruals in amounts of up to $50,000 for the former Chief Executive Officer for his post-retirement benefit upon his retirement or when the Company reaches $5 million in sales. At September 30, 2004, total obligations were $305,616 pertaining to this plan. This expense has been classified as a current liability on the balance sheet as of September 30, 2004. The Company paid its total obligation under the plan in October 2004 (see Note 6 Subsequent Events).


NOTE 4: COMMITMENTS

Clean Diesel Technologies has signed a lease at 300 Atlantic Street, Stamford, Connecticut for 3,925 square feet of administrative space. The 5 year lease through March 2009, will have an annual cost of approximately $116,000, including rent, utilities and parking.

CDT has signed a four year lease (through July 2008) for 2,750 square feet of warehouse space in Milford, CT. Annual rent including utilities will be approximately $21,000.

Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $5,454,546 in 2004 and declining annually to $ 4,363,637 in 2005, $3,272,728 in
2006,  $2,181,819  in  2007  and $1,090,910 in 2008. The Company as assignee and owner is responsible for maintaining the technology at its own expense. Minimum royalties were paid to Fuel Tech in 2003 and royalties payable to Fuel Tech at September 30, 2004 are $4,950.

NOTE 5: CONCENTRATION

For the quarter ended September 30, 2004, two customers accounted for 61% of the Company's revenue and for the year to date period ending September 30, 2004 one customer accounted for 43% of total revenue. For the comparable nine month period in 2003, a different single customer accounted for 31% of the Company's revenue.

NOTE 6: SUBSEQUENT EVENTS

In October 2004 the Company completed an additional private placement of its Common Stock Pursuant to a Regulation S exemption with respect to an offshore placement. Clean Diesel Technologies sold 426,500 shares of its Common Stock at a price of 1.025 sterling (GBP) per share (approximately $1.83 per share). The proceeds of the Common Stock issuance, was $750,000 (net of $25,000 in expenses). As part of that transaction, retired CEO Jeremy Peter-Hoblyn exchanged his deferred salary of $135,400 for 73,587 shares of CDT common stock.

Also in October of 2004 the Company paid as required under a deferred Compensation Plan, its retired CEO Jeremy Peter-Hoblyn all of his accrued pension of $305,500.

                         CLEAN DIESEL TECHNOLOGIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

2004 VERSUS 2003
Product sales and cost of sales were $223,000 and $149,000 respectively for the third quarter of 2004 versus $81,000 and $47,000 for 2003. Platinum Plus fuel catalyst sales of $89,000 and $58,000 were recorded in the third quarter of 2004 and 2003, respectively and Platinum Plus purifier system sales of $85,000 and $0 were recorded in the third quarter of 2004 and 2003 respectively. ARIS product sales of $43,000 and $12,000, primarily to Mitsui & Co., Ltd., were recorded in the third quarter of 2004 and 2003, respectively.

Included in both the 2004 and 2003 third quarter revenue is $18,000 of license and royalty income. The 2004 license and royalty income is from continuing ARIS system royalties from Mitsui & Co., Ltd and the 2003 royalty income is from RJM.

For the nine months ended September 30, product sales and cost of sales were $479,000 and $334,000 respectively for 2004 versus $291,000 and $167,000 for
2003. Platinum Plus fuel catalyst sales of $199,000 and $138,000 were recorded in the first nine months of 2004 and 2003, respectively and Platinum Plus Purifier system sales of $95,000 and $0 respectively in 2004 and 2003. ARIS product sales of $177,000 and $87,000, were recorded year-to-date in 2004 and 2003 respectively. Included in first nine months of total revenue is $49,000 and $187,000 of license and royalty income for 2004 and 2003, respectively.

General and administrative expenses increased $633,000 to $1,150,000 in the third quarter 2004 versus $517,000 in the same period of 2003. For the first 9 months of 2004, general and administrative expenses increased $906,000 to $2,761,000 from $1,855,000 in the same 2003 period. The year-to-date 2004 increase in general and administrative expenses is related to the third quarter write off of $275,000 for legal and advisory expenses associated with a potential stock registration and increases in marketing and sales activities, primarily personnel and related costs of $400,000 in the US and Europe.

Research and development expenses increased $3,000 to $174,000 in the third quarter 2004 versus $171,000 in the comparable 2003 period. For the nine months to date research and development expenses have decreased $246,000 to $344,000 from $590,000 which were incurred in 2003. The decrease is attributable to the verification and certification program expenses for the Platinum Plus FBC in 2003.

Patent amortization and other costs were $22,000 in the third quarter of 2004 versus $29,000 in the comparable 2003 period. The year-to-date increase in 2004 is $32,000. The increase is related to the change in capitalization policy and the write-off of several patents in 2004.

Third quarter interest income increased $10,000 in 2004 to $11,000 versus $1,000 in the comparable period in 2003. Year-to-date interest has increased $29,000 to $36,000 versus $7,000 for the 2003 period. This was a result of an increase in the amount of cash and cash equivalents on hand in 2004.

LIQUIDITY AND SOURCES OF CAPITAL
Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception aggregating $28,208,000 (excluding the effect of the non-cash preferred stock dividends). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although the Company started selling limited quantities of Platinum Plus additive and the verified Purifier system and generating some ARIS licensing fees and royalties, operating revenue to date has been insufficient to cover operating expenses, and the Company continues to be dependent upon proceeds from fund raising to finance its working capital requirements.

For the nine months ended September 30, 2004 and 2003, the Company used cash of $2,731,000 and $1,773,000 respectively, in operating activities.

At September 30, 2004 and December 31, 2003, the Company had cash and cash equivalents of $5,408,000 and $6,515,000, respectively. The decrease in cash and cash equivalents in 2004 was the result of building of inventories, capital expenditures for equipment and new administrative offices and on-going marketing and operation costs, primarily related to personnel costs. The Company anticipates incurring additional losses through at least 2004 as it further pursues its commercialization efforts.

In September 2004, Clean Diesel Technologies received $1.785 million (net of $65,000 in expenses) through a private placement of 1,000,000 shares of its Common Stock. The price of the Common Stock was 1.025 GBP per share (approximately $1.82 per share). The proceeds of the Common Stock issuance are being used for the general corporate purposes of Clean Diesel Technologies.

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

At the present time, the Company cannot estimate when, or if, its operations will generate positive cash flows from operations. The Company does not have any credit facilities available with financial institutions or other third parties if the Company cannot generate cash flow from operations, CDT will be dependent upon external sources of best-efforts financing, of which there are no firm commitments or arrangements. Based on the current operating plan, management believes that the cash balance as of September 30, 2004 of $5.4 million along with the $750,000 raised in October 2004 (see subsequent events section) will be sufficient to meet the cash needs into the second quarter of 2006. In the future, unless the operating revenues are sufficient to meet operating expenses, the Company may need to access capital markets to fund operations by incurring indebtedness or issuing equity securities. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations. If Management is unable to obtain the necessary financing from external sources, the Company may need to manage any cash shortfalls by taking measures which may include deferring or reducing the scope of commercialization efforts, reducing costs and overhead expenses, or otherwise curtailing operations, or obtaining funds by a disposition of assets or through arrangements with others that may require CDT to relinquish rights to certain of our technologies, or to license the rights to such technologies on terms that are less favorable to than might otherwise be available.



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

Item 3.  Defaults  upon  Senior  Securities
         None

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
         None

Item 5.  Other  Information
         None

Item 6.  Exhibits  and  Reports  on  Form  8-K
         a.   Exhibits

              None

         b.   Reports on Form 8-K

              On August 26, 2004 the Company announced the appointment of Dr. Bernhard Steiner as CEO and director and at the same time the Retirement of CEO Jeremy Peter-Hoblyn who remains on the Board of Directors.

              On September 20, 2004 the Company reported a commitment to sell and issue under the exemption from registration of Regulation S, 1 million shares of the company's common stock for 1.025 GBP (approximately $1.82).

              On October 5, 2004 the Company reported a commitment to sell and issue under the exemption from registration of Regulation S, 426,500 shares of the company's common stock for 1.025 GBP (approximately $1.82).

                         CLEAN DIESEL TECHNOLOGIES, INC.
                           SIGNATURES & CERTIFICATIONS


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 11, 2004          By: /s/ Bernhard Steiner
                                     ----------------------------
                                     Bernhard Steiner
                                     Director  and
                                     Chief Executive Officer



Date: November 11, 2004          By: /s/ David W. Whitwell
                                     ----------------------------
                                     David W. Whitwell
                                     Chief Financial Officer,
                                     Vice President and Treasurer