Form 10-K/A
period 2003-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2004-12-30
CIK 949428

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-3

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

================================================================================

                                EXPLANATORY NOTE

     This is an amendment of the Clean Diesel Technologies, Inc. Annual Report to the Commission on Form 10-K for the period ended December 31, 2003 which was previously filed on March 24, 2004 (the "10-K") and later amended on March 29, 2004 and May 7, 2004. The purpose of this third amendment is to eliminate the legend "Draft Subject to Revision" inadvertently left on the Auditors Report in
Item 8 of the electronic transmission of the 10-K, to correct a typo in item 6 current liabilities (changed to 868 from 8,687) and to conform the certificates and consent attached as Exhibits 23-1, 31.1, 31.2 and 32.

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

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                 2003      2002      2001      2000      1999
                                               --------  --------  --------  --------  --------
STATEMENTS OF OPERATIONS DATA                       (in thousands, except per share data)

Product Revenue                                $   373   $   142   $   176   $   199   $   142
License and Royalty Revenue                        194       299     1,424       383        --
                                               --------  --------  --------  --------  --------
Total Revenues                                     567       441     1,600       582       142
Costs and expenses:
Cost of product sales                              219        86       117       133        81
General and administrative                       2,695     2,291     1,858     1,799     1,585
Research and development                           855       693       365       534       827
Patent filing and maintenance                       58        43       196       152       134
                                               --------  --------  --------  --------  --------

Loss from operations                            (3,260)   (2,672)     (936)   (2,036)   (2,485)
Interest income/(expense), net                      15        30      (170)       35        44
                                               --------  --------  --------  --------  --------
Loss before preferred stock dividend            (3,245)   (2,642)   (1,106)   (2,001)   (2,441)

Preferred Stock Dividend (non-cash)                 --        --      (621)     (712)     (393)
One-time Preferred Stock conversion premium         --        --    (1,276)       --        --
One-time imputed non-cash preferred dividend        --        --        --        --    (1,750)
                                               --------  --------  --------  --------  --------

Net loss attributable to common stockholders   $(3,245)  $(2,642)  $(3,003)  $(2,713)  $(4,584)
                                               ========  ========  ========  ========  ========

Basic and diluted loss per common share        $ (0.26)  $ (0.23)  $ (1.08)  $ (1.03)  $ (1.77)


Weighted-average shares outstanding             12,721    11,419     2,777     2,631     2,594


Cash dividends paid                            $  0.00   $  0.00   $  0.00   $  0.00   $  0.00


                                             DECEMBER 31,
                                ---------------------------------------
                                 2003    2002    2001    2000     1999
                                ------  ------  ------  -------  ------
BALANCE SHEET DATA                          (in thousands)

Current assets                  $7,023  $2,757  $4,612  $  965   $1,311

Total assets                     7,441   2,979   4,658   1,057    1,346

Current liabilities                868     223     808     400      494

Long-term liabilities                0     418     368     808      196

Working capital                  6,155   2,534   3,804     565      817

Stockholders' equity (deficit)   6,573   2,338   3,482    (151)     656


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

ITEM  8.  FINANCIAL  STATEMENTS


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.


/s/ Eisner, LLP
New York, New York
February 18, 2004

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

          (3)  EXHIBITS

          Exhibit  No.     Title
          ------------     -----
               *3(i)     Certificate of Incorporation.
           <><>3(ii)     Certificate of Amendment of Certificate of
                         Incorporation effective June 22,1998.
             *3(iii)     By-Laws.
             ++3(iv)     Certificate of Designation for Series A Convertible
                         Preferred Stock.
                3(v)     Certificate of Amendment of Certificate of Designation
                         for Series A Convertible Preferred Stock.
           <><>3(vi)     Second Certificate of Amendment of Certificate of
                         Designation for Series A Preferred Stock.
              @(vii)     Third Certificate of Amendment of Certificate of
                         Designation for Series A Preferred Stock
                 *4a     Specimen Stock Certificate, Common Stock.
                ++4b     Specimen Stock Certificate, Series A Convertible
                         Preferred Stock.
                +10a     Assignment of Intellectual Property Rights Fuel-Tech
                         N.V. to Platinum Plus, Inc. as of November 5, 1997.
                +10b     Assignment of Intellectual Property Rights Fuel Tech,
                         Inc. to Clean Diesel Technologies, Inc. as of November
                         5, 1997.
                +10c     Assignment Agreement as of November 5, 1997, among
                         Platinum Plus, Inc., Fuel-Tech N.V., and Clean Diesel
                         Technologies, Inc.
            *****10d     1994 Incentive Plan, as amended through August 8, 1996.
             <><>10e     Amendment of Section 5.1 of 1994 Incentive Plan,
                         effective June 9, 1999.
             ****10f     Management Services Agreement between Clean Diesel
                         Technologies, Inc., Fuel Tech, Inc., and Fuel-Tech N.V.
                         as of June 1, 1996.
              ***10g     Office Premises Lease of January 26, 1996.
                +10h     Registration Rights Agreement between Clean Diesel
                         Technologies, Inc. and Fuel-Tech N.V. of November 5,
                         1997.
              +++10i     Registration Rights Agreement between Clean Diesel
                         Technologies, Inc. and the holders of Series A
                         Convertible Preferred Stock as of November 11, 1998.
               ++10j     Bridge Loan Agreement between Clean Diesel
                         Technologies, Inc. and the several lenders set forth on
                         Schedule A thereto-dated May 8, 1998.
              +++10k     Loan Note Agreement between Clean Diesel Technologies,
                         Inc. and the several lenders set forth on Schedule A
                         thereto-dated November 11, 1998.
               *+10l     Material Foreign Patents.
             ++++10m     License Agreement as of 31 January 2000 between Clean
                         Diesel Technologies, Inc. and RJM Corporation.
             ++++10n     NOx Reduction Assets Purchase Agreement as of 31
                         January 2000 between Clean Diesel Technologies, Inc.
                         and RJM Corporation.
                @10o     Loan Facility Agreement of November 14, 2000 with
                         exhibits.
              **23.1     Consent of Auditors, Eisner LLP.
                  99     Certification Pursuant to 18 U.S.C.Section 1350, as
                         adopted pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002.
_________________
             * Previously filed as Exhibit to Registration Statement on Form S-1 of August 16, 1995, No. 33-95840.
            ** Filed herewith.
           *** Previously filed as Exhibit to Form 10-K for the year ended
               December 31, 1995.
          **** Previously filed as Exhibit to Form 10-Q for the quarter ended
               September 30, 1996.
         ***** Previously filed as Exhibit to Form 10-K for the year ended
               December 31, 1996.
            <> Previously filed as Exhibit to Form 10-K for the year ended
               December 31, 1998.
             + Previously filed as Exhibit to Form 10-K for the year ended
               December 31, 1997.
            ++ Previously filed as Exhibit to Form 8-K dated May 26, 1998.
           +++ Previously filed as Exhibit to Form 10-Q for the quarter ended
               September 30, 1998.
          <><> Previously filed as Exhibit to Forms 10-K for the year ended
               December 31, 2000.
          ++++ Previously filed as Exhibit to Form 8-K dated February 1, 2000.
             @ Previously filed as Exhibit to Form 10K for the year ended
               December 31, 2002.

     (b)  REPORTS ON FORM 8-K

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this amendment to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CLEAN DIESEL TECHNOLOGIES, INC.



  As of December 30, 2004            By:/s/ Bernhard Steiner
----------------------------            -----------------------------
          Date                              Bernhard Steiner
                                            Chief Executive Officer and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the date indicated have duly signed this report below.


   /s/ Bernhard Steiner           Chief Executive Officer and Director
   -----------------------------
       Bernhard Steiner

   /s/ Jeremy D. Peter-Hoblyn     Director
   -----------------------------
       Jeremy D. Peter-Hoblyn

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




   Dated: As of December 30, 2004