Form 10-K
period 2004-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2005-03-29
CIK 949428

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from                   to
                                         -----------------    -----------------

                           COMMISSION FILE NO. 0-27432

                         CLEAN DIESEL TECHNOLOGIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         06-1393453
-----------------------------------                  -------------------------
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
                                     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes         No   X
                                     -----      -----

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices as of March 22, 2005: $21.5 million.

Indicate number of shares outstanding of each of the registered classes of Common Stock at March 15, 2005: 17,165,868 shares Common Stock, $0.05 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 2005 are incorporated by reference into parts II, III and IV hereof.
================================================================================

                             TABLE OF DEFINED TERMS

After-Treatment Device    Engine pollutant emissions are generally reduced
                          by engine modifications, fuel specifications or exhaust gas after-treatment. An after-treatment device is a component used to reduce engine pollutant emissions downstream of the combustion chamber. Catalytic converters and particulate traps are examples of after-treatment devices.

Alternative Fuel          An alternative fuel is any fuel other than gasoline
                          and diesel fuels, such as methanol, ethanol, compressed natural gas, and other gaseous fuels.
                          Generally, alternative fuels burn more cleanly and result in less air pollution.

BUWAL Bundesamt fur Umwelt, Wald und Landschaft (Swiss Agency for the Environment, Forest and Landscape).

Catalytic Converter       A catalytic converter consists of a metal housing
                          filled with a ceramic or metallic honeycomb material which is covered with a catalytic compound. The presence of the catalytic converter in the engine exhaust system breaks down the chemicals in the exhaust and reduces harmful pollutant emissions.

CO Carbon monoxide is a colorless, odorless and poisonous gas produced by the burning of fuels. Automobiles are the primary source of carbon monoxide pollution. When carbon monoxide enters the bloodstream, it reduces the delivery of oxygen to the body's organs and tissues. Health threats are most serious for those who suffer from cardiovascular disease, particularly those with angina or peripheral vascular disease. Exposure to elevated carbon monoxide levels can cause impairment of visual perception, manual dexterity, learning ability and performance of complex tasks.

CO2 Carbon dioxide is a colorless, odorless, incombustible gas formed during respiration, combustion and organic decomposition.

CWMF Catalyzed Wire Mesh Filter, a form of diesel particulate filter.

Diesel Engine             An engine that operates on diesel fuel and
                          principally relies on compression-ignition for engine operation. The nonuse of a throttle during normal operation is indicative of a diesel engine.

DOCs                      Diesel Oxidizing Catalysts - see "Oxidation
                          Catalyst."

DPFs                      Diesel Particulate Filters -  see "Particulate Trap/
                          Filter."

FBC Fuel Borne Catalyst. A chemical compound of an organic and a metal added to fuel to make a metal ash that promotes the more complete combustion of soot collected with it in a diesel particulate filter.
                          The primary metals usedare platinum, iron and cerium.

HC An exhaust and evaporative pollutant of hydrogen and carbon atoms resulting from unburnt fuel. HC contributes to the formation of ozone, which is responsible for the choking, coughing and stinging eyes associated with smog. Ozone damages lung tissue, aggravates respiratory disease and makes people susceptible to respiratory infections. Children are especially vulnerable to ozone's harmful effects, as are adults with existing disease.

NOx Oxides of nitrogen are a family of reactive gaseous compounds that contribute to air pollution in both urban and rural environments. Emissions of nitrogen oxides are produced during the combustion of fuels at hightemperatures. The primary sources of atmospheric nitrogen oxides include highway sources (such as light-duty and heavy-duty vehicles), nonroad sources (such as construction and agricultural equipment, and locomotives) and stationary sources (such as power plants and industrial boilers). Nitrogen oxides are an important precursor to both ozone and acid rain, and may affect both terrestrial and aquatic ecosystems.

Oxidation Catalyst        A type of catalyst (catalytic converter) that
                          chemically converts hydrocarbons and carbon monoxide to water vapor and carbon dioxide.

Particulate Trap/Filter   An after-treatment device that filters or traps
                          diesel particulate matter from engine exhaust until the trap becomes loaded so that a regeneration cycle is implemented to burn off the trapped particulate matter.

PFCs Platinum Fuel Catalysts. A form of fuel-borne catalyst that employs platinum to control vehicle exhaust emissions of hydrocarbons, carbon monoxide, oxides of nitrogen and particulate matter.

PM Particulate matter includes dust, dirt, soot, smoke and liquid droplets emitted directly into the air by sources such as factories, power plants, cars, engines, construction activity, fires and natural windblown dust. Particles formed in the atmosphere by condensation or the transformation of emitted gases are also considered particulate matter.

Registration              In the U.S., fuels and fuel additives are required to
                          be registered with federal, state or local regulatory authorities for on-highway use before the fuel/fuel additive may be "introduced into commerce."
                          The registration issued by the U.S. Environmental
                          Protection Agency specifically does not permit the registrant to make any claims regarding the registrant's fuel's diesel emissions reduction performance.

Retrofit An engine "retrofit" includes (but is not limited to) any of these activities:

                          adding of new/better pollution control after-treatment
                            equipment to certified engines;
                          upgrading a certified engine to a cleaner certified
                            configuration;
                          upgrading an uncertified engine to a cleaner
                            "certified-like" configuration;
                          converting of any engine to a cleaner fuel;
                          early replacement of older engines with newer
                            (presumably cleaner) engines (in lieu of regular expected rebuilding); and
                          use of cleaner fuel and/or emission-reducing fuel
                            additive (without engine conversion).

SCR Selective Catalytic Reduction, a technology that reduces emissions of nitrogen oxides and allows the engine to be tuned for maximum fuel economy.

Ultra Low Sulfur Fuel     Current EPA regulations specify that diesel test fuel
                          contain 300 - 500 ppm sulfur for highway engines and 300 - 4000 ppm sulfur for nonroad engines.
                          Significant reductions from these current sulfur levels are necessary in order for many retrofit technologies to provide meaningful, lasting emissions reductions. The U.S. Environmental Protection Agency has mandated sulfur reductions to 15 ppm beginning in January 2006. In addition to enabling a wide array of emissions control technologies, the use of ultra low sulfur diesel alone reduces emissions of particulate matter. Sulfate, a major constituent of particulate matter, is produced as a byproduct of burning diesel fuel containing sulfur. Reducing the sulfur content of fuel in turn reduces sulfate byproducts of combustion and therefore particulate matter emissions.

Verification              The U.S. Environmental Protection Agency established
                          the Environmental Technology Verification Program to verify the performance of innovative environmental technologies that can be used to monitor, prevent, control and clean pollution. The verification program provides credible, high-quality data on the performance of innovative commercial environmental technologies. In the market for diesel emission reduction technologies, the EPA's Retrofit Technology
                          Verification Program is designed to encourage owners of existing public and private fleets of diesel powered vehicles and equipment to install new or enhanced emissions control technologies on their engines. Through the Retrofit Technology Verification
                          Process, the EPA qualifies manufacturers' retrofit technologies to be posted on the Office of Transportation and Air Quality (OTAQ's) Verified
                          Technology List. In order for manufacturers to qualify, the manufacturer must undergo product testing
                          (under standardized protocols or other developed protocols, including the appropriate federal test procedures) to provide proof to federal, state and local regulatory authorities that the manufacturer's product does in fact perform as claimed.

VERT Verminderung der Emissionen von Real-Dieselmotoren im Tunnelbau (Curtailing Emissions from Diesel Engines in Tunnel Construction). A research program conducted between 1994-2000, sponsored by Swiss, German and Austrian occupational health authorities, which developed performance criteria and specifications for diesel particulate filters. VERT develops, tests and certifies diesel particulate filter systems.

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

GENERAL

     Clean Diesel Technologies, Inc., a Delaware corporation with a principal place of business at 300 Atlantic Street, Stamford, CT 06901, was formed in 1994 as a wholly owned subsidiary of Fuel-Tech N.V., incorporated under the laws of the Netherlands Antilles (Fuel Tech), to develop technologies that reduce harmful emissions from diesel engines while reducing fuel consumption and improving fuel economy. CDT was spun-off by Fuel Tech in a rights offering in December 1995. Over the past ten years, CDT has developed its technologies in the areas of platinum fuel catalysts (PFCs) for emissions control and fuel economy improvement in diesel engines, and nitrogen oxide (NOx) reduction systems for control of NOx emissions from diesel engines.

     CDT is now commercializing the Platinum Plus(R) fuel-borne catalyst (FBC), a diesel fuel PFC additive, and the ARIS(R) 2000 NOx reduction system, an advanced reagent injection system used in catalytic NOx reduction systems. CDT has 26 U.S. patents issued and 12 U.S. patent applications pending, as well as 85 foreign patents issued and 61 foreign patent applications pending. Increasingly, combustion engine development is influenced by concern over global warming caused by carbon dioxide (CO2) emissions from fossil fuels and toxic exhaust emissions. Because carbon dioxide results from the combustion of fossil fuels, reducing fuel consumption is often cited as the primary way to reduce carbon dioxide emissions. Diesel engines are as much as 40% more fuel-efficient than gasoline engines. Thus, increased use of diesel engines relative to gasoline engines is one way to reduce overall fuel consumption and thereby significantly reduce carbon dioxide emissions. Diesel engines, however, emit higher levels of two toxic pollutants than gasoline engines fitted with catalytic converters, specifically, particulate matter (PM) and nitrogen oxides. Both of these pollutants affect human health and also damage the environment.

TECHNOLOGIES AND PRODUCTS

     CDT has succeeded in developing technologies and products that, when combined with other after-treatment devices, can reduce particulate emissions and nitrogen oxides from diesel engines to or below the emission levels of natural gas engines, while also reducing fuel consumption. This results in a reduction in fuel costs and greenhouse gas emissions, primarily carbon dioxide, as well as a reduction in emissions of particulates, nitrogen oxides, carbon monoxide and un-burnt hydrocarbons.

PLATINUM PLUS FBC

     CDT has successfully developed and patented the Platinum Plus additive as a diesel fuel soluble, fuel-borne catalyst, which contains minute amounts of platinum and cerium catalysts and is used to improve combustion, reduce emissions and improve the performance and reliability of emission control equipment. Platinum Plus FBC takes the catalytic action into engine cylinders where it improves combustion thereby reducing particulates, un-burnt hydrocarbons and carbon monoxide emissions and improves fuel economy. Fleet tests using Platinum Plus FBC have shown improvements in fuel economy of between 3% and 12%. Platinum Plus FBC can be used alone or with either regular or ultra low-sulfur diesel fuel to reduce particulate emissions by 10% to 25% within the engine while also improving the performance of diesel oxidation catalysts and particulate filters (which trap up to 95% of particulates but in doing so become clogged with soot) by burning off the soot particles at lower temperatures and further reducing toxic emissions of carbon monoxide and un-burnt hydrocarbons.

     From 1996 to 1999, CDT defined and managed several research and development programs on platinum fuel catalysts which were conducted by Delft Technical University (Netherlands), Ricardo Consulting Engineers (U.K.), Cummins Engine Company (USA) and Southwest Research Institute (USA). Through a strategy of using independent test houses, CDT's small technical team has been able to run several programs on a cost effective basis while bringing in a wide range of expertise. Most importantly, the results have been independently derived.

     CDT completed the first stage of development of the Platinum Plus FBC in 1999. In December of that year, CDT received EPA registration for the Platinum Plus FBC for use in bulk fuel by refiners, distributors and truck fleets. In 2000, CDT completed the certification protocol for particulate filters and additives for use with particulate filters with VERT, the main recognized authority in Europe that tests and verifies diesel particulate filters for emissions and health effects. In 2001, the Swiss Authority BUWAL approved the Platinum Plus fuel-borne catalyst for use with particulate filters. In 2002, the U.S. Mining, Safety and Health Administration (MSHA) accepted the Platinum Plus fuel-borne catalyst for use in mines, with or without diesel particulate filter after-treatment.

     In 2003, CDT received EPA verification for the Platinum Plus FBC and a diesel-oxidation catalyst (the Purifier System). In June 2004, CDT received EPA verification for the Catalyzed Wire Mesh Filter System, which combines the Platinum Plus fuel borne catalysts with a catalyzed wire mesh filter (CWMF).
CDT has also applied to the California Air Resources Board (CARB) for verification of this combination system. Verification is given for specific engine groups, and the initial verification and applications are for older engines (pre-1994 manufactured), which are higher emitters of particulates and nitrogen oxides than newer engines. CDT recently received verification extension for fuel-borne catalysts and diesel-oxidizing catalysts to cover engines manufactured between 1994 and 2003. Verification is needed for the end user of the Platinum Plus FBC to get emissions reduction credit from the EPA's voluntary retrofit program or CARB's mandatory retrofit program. In the U.S., truck fleets, municipalities and off-road equipment operators are generally moving toward using only verified technologies when installing retrofit emissions reduction systems.

     Over the past several years, CDT has carried out 11 large fleet fuel economy demonstration trials in the U.S. in a range of industries, including the waste hauling, beverage, grocery and fuel delivery industries. The improvements in fuel economy from using Platinum Plus FBC in these demonstrations ranged from 3% to 12%, with an average 7% improvement. The best results were generally attributable to short-haul "stop-and-go" driving, as is generally the pattern for local delivery vehicles, buses and garbage trucks. Lab engine test beds run at both Cummins Engine Company and the Southwest Research Institute showed a 2% to 8% improvement in fuel economy, respectively, which have been confirmed by field testing programs. Platinum Plus FBC is effective with normal sulfur diesel, ultra low sulfur diesel, arctic diesel (kerosene) and biodiesel. When used with biodiesel and kerosene, Platinum Plus FBC prevents the normal increase in nitrogen oxides associated with biodiesel.

ARIS 2000

     The ARIS 2000 (Advanced Reagent Injection System) is the patented injection system for the reduction of nitrogen oxide emissions from diesel engines. The system comprises of a single fluid computer-controlled injector that provides precise injection of nontoxic urea-based reagents into the exhaust of a stationary or mobile engine, where the system then converts nitrogen oxides across a catalyst to nitrogen and water vapor. The system has shown reduction of nitrogen oxides of up to 90% and, on occasion, higher percentages on a steady state operation and of up to 85% in transient operations. This process, known as selective catalytic reduction (SCR), has been in use for many years in power stations, and we believe it is well proven. The ARIS 2000 system is a miniature version of the selective catalytic reduction injection system. The principal advantage of the patented ARIS system is that compressed air is not required to operate the system. The system is designed for high-volume production and is very compact, with very few components, making it inherently cheaper to manufacture, install and operate than the compressed air systems, which were first developed for heavy-duty vehicles. The ARIS system may be used in both stationary diesel engines for power generation and mobile diesel engines used in trucks, buses, trains and boats.

THE MARKET AND THE REGULATORY ENVIRONMENT

     CDT estimates that worldwide annual consumption of diesel fuel amounts to approximately 200 billion USG, including approximately 50 billion in the United States, 60 billion in Europe and 50 billion in Asia.

NEW DIESEL ENGINES

     While engine manufacturers have, to date, generally met emissions regulations by engine design changes (which tend to increase fuel consumption), CDT believes that further reduction in emissions can be achieved best by using combinations of cleaner-burning fuels and after-treatment systems such as diesel-particulate filters and catalytic systems for reducing nitrogen oxides.

     In the last several years, emissions regulations for new mobile diesel engines in the major markets of North America, Asia and Europe have continued to tighten and are now 40% to 90% lower than the mid-1980s regulations. Regulations proposed through 2010 in the U.S., Europe and Asia are expected to reduce the emissions level for new mobile diesel engines to 85 to 99% of the levels mandated in the mid-1980s. The market for mobile NOx reduction systems is expected by management to develop between 2005 and 2010. European engine manufacturers have decided to use urea SCR in 2006, at least on heavy duty vehicles and very likely on medium and light trucks in later years. There is a clear preference to use a single fluid system for the medium and light trucks which have no compressed air system. It also seems probable that European manufacturers will adopt particulate filters to meet 2010 regulations which are being formulated.

     In May 2004 the U.S. Environmental Protection Agency (EPA) announced proposals to regulate 'nonroad' engines. The regulations are planned to be phased in from 2008 to 2014. Proposals include a wide range of construction equipment, agricultural equipment, as well as railroad and marine applications.

     CDT believes the U.S. market for diesel engines is poised for significant growth because of the favorable fuel economy performance of diesel engines coupled with the increased ability to effectively control particulate and emissions of nitrogen oxides from such engines. Europe and Asia already use significantly more mobile diesel engines, particularly for passenger and light-duty vehicles. Most U.S. engine manufacturers have indicated that they intend to use particulate filters, to meet new diesel vehicle regulations in the 2007 to 2010 time period. European engine manufacturers have committed to adopt urea-selective catalytic reduction by the 2007 to 2010 period. CDT believes it is probable that both particulate filters and some emissions of nitrogen oxides control technology will be required in Europe and the U.S. by the 2010 to 2015 period.

EXISTING DIESEL ENGINES AND THE RETROFIT MARKET

     While much of the regulatory pressure and the response from engine manufacturers has been focused on reducing emissions from new engines, there is increasing concern over pollution from existing diesel engines that have 20- to 30-year life cycles. CDT believes this trend underlies the growing interest in the potential market that may exist for retrofitting diesel engines with emissions reduction systems. Stationary diesel engines, construction equipment and public transportation vehicles such as buses and commercial and municipal truck fleets will all be included in such a retrofit diesel engine market.

     In 1998, CARB declared diesel particulates to be toxic and in 2000 it proposed reductions in particulate emissions from over one million existing engines in California as well as more stringent controls for new engines. The EPA stated its objective for retrofitting vehicles with particulate controls and developed the Clean School Bus U.S.A program to reduce emissions on school buses and the Smartway Transport Program to reduce both diesel emissions and fuel consumption on over-the-road trucks.

COMPETITION

     There is significant competition among companies that provide solutions for pollutant emissions from diesel engines. Several companies market products that compete directly with CDT's products and other companies offer products that potential customers may consider to be acceptable alternatives. In addition, newly developed products could be more effective and cost-efficient than CDT's current products or those developed in the future.

     CDT faces direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including Engelhard, Donaldson, Fleetguard, Octel, Rhodia and Johnson Matthey. Moreover, many of the current and potential future competitors have substantially more engineering, sales and marketing capabilities and broader product lines than CDT does. CDT also faces indirect competition in the form of alternative fuel consumption vehicles such as those using methanol, hydrogen, ethanol and electricity.

     CDT believes that its technologies and products occupy a strong competitive position relative to others in the diesel emissions reduction technology market. Competition in verified particulate reduction systems for retrofit is from catalyst systems suppliers like Johnson Matthey and Engelhard. These companies employ systems that rely on much greater quantities of platinum and that have the undesirable effect of increasing emissions of NO2, a component of NOx.
Competition for additive-based systems is from Lubrizol ECS in Canada and Adastra (subsidiary of Associated Octel) in the U.K. Competition in the diesel fuel additive market is from other additive suppliers such as Associated Octel, who markets an iron product and Rhodia, who markets a cerium product. The Platinum Plus FBC competes on performance in regenerating filters and lower metal usage which results in less ash buildup on filters. Platinum Plus FBC also offers better performance in terms of carbon monoxide reduction and hydrocarbon reduction. In addition, Platinum Plus FBC is the only fuel additive to provide fuel economy improvement. Finally, in the NOx control market, competition is from other suppliers of reagent-based post-combustion NOx control systems such as KleenAir Systems for retrofit and Robert Bosch for OEMs. Bosch has stated that it will offer a single fluid system after 2007. CDT, however, already has proprietary technology for a single fluid system, which requires no compressed air and involves fewer components.

MARKET OPPORTUNITY

     There are two principal market drivers for CDT's products: (i) reduction in emissions and (ii) reduction in fuel consumption. Platinum Plus FBC is an "enabling technology" that enables emission reductions from the engine itself and enhances performance of the exhaust treatment system while improving fuel economy. The continued tightening of clean air standards, emissions control regulations, pressure for fuel efficiency and growing international awareness of the greenhouse effect could provide CDT with substantial opportunities in local markets throughout North America, Asia and Europe.

     Without compromising the fuel economy benefits of diesel, a significant reduction of particulate and NOx emissions can only be achieved by using combinations of improved engine design, cleaner burning fuels and after-treatment systems such as diesel particulate filters and catalytic systems. The Platinum Plus FBC (which improves combustion catalytically and enables higher performance of exhaust treatment devices) and the ARIS 2000 technology can form key components of both of these after-treatment systems.

     The convergence of requirements for emissions compliance and the high cost of fuel make the use of the products economical. With diesel fuel selling at approximately $1.75 per USG, or more, in the United States as of December 2004, a fuel savings of at least 3% corresponds to $0.05 per USG and effectively pays the cost of dosing with Platinum Plus FBC by truck fleet operators. Platinum
Plus FBC in controlled fleet tests showed an average of 7% fuel economy improvement. In Europe, where diesel fuel retails in some countries for as much as $4.00 per USG because of the high tax on fuels, potential fuel economy benefits are even more pronounced.

MARKETING STRATEGY AND COMMERCIALIZATION

     The market for after-treatment systems for emissions control from diesel engines is currently moving from the demonstration and development phase to a commercialization phase. The only exception to this general trend is in the market for passenger cars in France, where PSA Peugeot has taken the lead and has already begun offering particulate filter systems with fuel-borne catalysts on several of its models. EPA and CARB programs are only now beginning to result in the creation of active markets for diesel emissions reduction technologies and products. Thus, the market for diesel emissions reduction technologies and products is relatively new. CDT expects opportunities and demand for verified diesel emissions reduction technologies and products from both larger companies with established distribution channels to the diesel engine market and owners of existing public and private fleets of diesel-powered vehicles. At the same time, engine manufacturers are looking to subsystem suppliers to provide complete exhaust subsystems including particulate filters and/or NOx abatement systems and eventually both.

     It is an essential requirement of the U.S. retrofit market that emissions control products and systems be verified under the EPA or CARB protocols to qualify for credits within the EPA and CARB programs. Funding for these emissions control products and systems is mostly limited to those products and technologies that have already been verified. CDT has received verification from the US EPA for two systems based upon the use of the Platinum Plus FBC. The Platinum Plus Purifier System uses the FBC and a DOC for up to a 50% particulate reduction. A second system is verified for up to 75% reduction and uses a CWMF and the Platinum Plus FBC. CDT may seek to verify its Platinum Plus FBC in combination with additional emissions control devices manufactured by other vendors. CDT may receive royalties from sales of such devices in the event sales of such devices include the Platinum Plus FBC product as part of the devices' verification.

     CDT currently manufactures and ships the Platinum Plus FBC product from a toll blender in Pittsburg, Pennsylvania and from a small warehouse in Milford, Connecticut. However, as demand for the product increases, CDT intends to expand the manufacturing and shipping points by supplying platinum concentrate to large chemical and additive manufacturing companies. These companies will then blend and market the finished Platinum Plus FBC products to fuel suppliers and end users.

     CDT has licensed the ARIS 2000 NOx reduction technology in both the U.S. and Japan. CDT plans to widen distribution to Europe and Asia by selling key components with the technology licenses. CDT believes this strategy of licensing the products and technologies represents the most efficient way to gain widespread distribution quickly and to exploit demand for the technologies in North America, Asia and Europe.

HEALTH EFFECTS AND REGISTRATION OF ADDITIVES

     Metallic additives have come under scrutiny for their possible effects on health. CDT registered its platinum additive in 1997 in both the U.S. and the

U.K. The platinum-cerium bimetallic additive required further registration in the U.S. and that process involved a 1,000-hour engine test and extensive emission measurements and analysis. The registration was completed in 1999 and issued in December 1999.

     Germany, Austria and Switzerland have set up a protocol (VERT) for approving diesel particulate filters and additive systems used with them. CDT completed the required tests under the VERT protocol in 2000 and in January 2001, the Swiss authority BUWAL approved the Platinum Plus FBC fuel additive for use with a filter.

     Engine tests in the U.S. and Switzerland show that 95 to 99% of the catalyst metal introduced to the fuel by the FBC is retained within the engine and exhaust after a filter and that the amount of platinum emitted from the use of Platinum Plus FBC is roughly equivalent to platinum attrition from automotive catalytic converters. In January 2005, the EPA asked for additional data on the emission of minute amounts of Platinum from using the fuel borne catalyst and whether a potentially allergenic platinum compound is found in the engine or exhaust. Voluntary testing commenced in February to respond to EPA questions.

     In December 1996, the United Kingdom Ministry of Health's Committee on Toxicity reviewed the product and all the data submitted by CDT and stated "The Committee is satisfied that the platinum emission from vehicles would not be in an allergenic form and that the concentrations are well below those known to cause human toxicity." In 1997, Radian Associates, an independent research consulting firm, reviewed our data and the literature on platinum health effects and concluded, "the use of Clean Diesel Technologies' Platinum containing diesel fuel additive is not expected to have an adverse health effect on the population under the condition reviewed." Radian also concluded that emissions of platinum from the additive had a margin of safety ranging from 2,000 to 2,000,000 times below workplace standards.

     In 2002, the U.S. Mining Safety and Health Administration (MSHA) accepted the use of Platinum Plus FBC with particulate filters and also allowed its use in all fuel used in underground mining, even without filters.

     In October 2003, the EPA verified the Platinum Plus FBC Purifier System, which is the first time the EPA has verified a metal catalyst additive-based system.

     On January 31, 2005 CDT announced it had initiated independent tests to address recent questions from the EPA on the use of its fuel borne catalyst. Due to growing commercial interest in its diesel emission control products, testing is being conducted to confirm that the minute amounts of platinum emitted from vehicles using the fuel borne catalyst do not form potentially allergenic compounds in the engine or exhaust. The tests are expected to provide results in March 2005 for review with EPA.

     CDT is confident that if allergens are formed, they would be well below a level that could cause any concern. CDT's verified systems reduce diesel particulate emissions by 40 to 75 percent. As with most platinum-based emission control systems used in cars and trucks, some traces of platinum are emitted. CDT believes the tests will show that it is not in an allergenic form.

SOURCES OF SUPPLY

     Platinum and cerium are the principal raw materials used in the production of the Platinum Plus fuel borne catalyst. These metals are generally available from multiple sources in the market place. CDT does not anticipate a shortage in the supply of the raw materials used in the production of the FBC in the foreseeable future. While CDT has outsourcing arrangements with two companies in the precious metal refining industry to procure this precious metal, there are no fixed commitments with these parties to provide supplies and CDT may make procurement arrangements with others to fulfill the raw materials requirements. In the past, CDT manufactured the product internally but now considers outsourcing of the manufacturing process to a precious metal refinery to be more cost effective.

RESEARCH AND DEVELOPMENT

     During 2004, CDT employed several individuals in engineering and product development. During the years ended December 31, 2004, 2003, and 2002, the research and development expenses, exclusive of patent costs, totaled approximately $506,000, $855,000, $693,000, respectively. The 2004 decrease can be attributed to the higher testing expense in 2003 and 2002 related to EPA and CARB verification programs. CDT expenses all research and development costs as incurred.

PROTECTION OF PROPRIETARY INFORMATION

     CDT holds the rights to a number of patents and patent applications pending. There can be no assurance that pending patent applications will be approved or that the issued patents or pending applications will not be challenged or circumvented by competitors. Certain critical technology incorporated in the products is protected by trademark and trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that CDT will have adequate remedies for disclosure of the trade secrets or violations of the intellectual property rights.

INSURANCE

     CDT maintains coverage for the customary risks inherent in its operations. Although CDT believes the insurance policies to be adequate in the amount and coverage for the current operations, no assurance can be given that this coverage will, in fact, be or continue to be available in adequate amounts, or at a reasonable cost or that such insurance will be adequate to cover any future claims.

EMPLOYEES

     CDT has twelve full-time employees. In addition, one executive officer of Fuel Tech provides management and legal services to CDT on an "as needed" basis pursuant to a Management and Services Agreement with Fuel Tech Inc. CDT also retains several outside technical consultants and marketing agents for specific projects related to platinum, engines and NOx reduction and fuel additive selling.

     CDT enjoys good relations with its employees and is not a party to any labor management agreements.

RISK  FACTORS  OF  THE  BUSINESS

     Investors in Clean Diesel Technologies should be mindful of the following risk factors relative to Clean Diesel Technologies' business:

CDT  HAS  INCURRED LOSSES IN THE PAST AND EXPECTS TO INCUR LOSSES IN THE FUTURE.

     Prior to 2000, Clean Diesel Technologies was a development stage business and has incurred losses since inception totaling $29,415,000 (excluding the effect of non-cash preferred stock dividends). At the date of this report, Clean Diesel Technologies has cash resources estimated to be sufficient for its needs into the first quarter of 2006.

     CDT has had minimal revenues through December 31, 2004 and expects to continue to incur operating losses at least through 2005. There can be no assurance that CDT will achieve or sustain significant revenues or profitability in the future. See the text below under the captions "Liquidity and Sources of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

CDT FACES CONSTANT CHANGES IN GOVERNMENTAL STANDARDS BY WHICH ITS PRODUCTS ARE EVALUATED.

     CDT believes that, due to the constant focus on the environment and clean air standards throughout the world, a requirement in the future to adhere to new and more stringent regulations both domestically and abroad is possible as governmental agencies seek to improve standards required for certification of products intended to promote clean air. In the event CDT's products fail to meet these ever-changing standards, some or all of the products may become obsolete.

FUTURE GROWTH OF CDT'S BUSINESS DEPENDS IN PART ON ENFORCEMENT OF EXISTING EMISSIONS-RELATED ENVIRONMENTAL REGULATIONS AND FURTHER TIGHTENING OF EMISSION STANDARDS WORLDWIDE.

     CDT expects that the future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide. If such standards do not continue to become stricter or are loosened or are not enforced by governmental authorities, it could have a material adverse effect on business, operating results, financial condition and long-term prospects.

THE POSSIBILITY OF NEW METAL STANDARDS OR LOWER ENVIRONMENTAL LIMITS FOR PLATINUM OR CERIUM EXISTS.

     New standards or environmental limits on the use of platinum and / or cerium metal by a governmental agency could adversely affect the ability of CDT to use its Platinum Plus FBC in some applications. In addition CARB will likely require "multimedia" analysis of the FBC. The EPA could require a "Tier III" test of the Platinum Plus FBC at any time.

CDT FACES COMPETITION AND TECHNOLOGICAL ADVANCES BY COMPETITORS.

     There is significant competition among companies that provide solutions for pollutant emissions from diesel engines. Several companies market products that compete directly with CDT's products. Other companies offer products that potential customers may consider to be acceptable alternatives to CDT's products and services. CDT faces direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including Engelhard, Donaldson, Fleetguard, Octel, Rhodia and Johnson Matthey. Newly developed products could be more effective and cost efficient than CDT's current or future products. Many of the current and potential future competitors have substantially more engineering, sales and marketing capabilities and broader product lines than CDT does. CDT also faces indirect competition in the form of alternative fuel consumption vehicles such as those using methanol, hydrogen, ethanol and electricity.

CDT DEPENDS ON INTELLECTUAL PROPERTY AND THE FAILURE TO PROTECT THE INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT FUTURE GROWTH AND SUCCESS.

     CDT relies on patent, trademark and copyright law, trade secret protection, and confidentiality and other agreements with employees, customers, partners and others to protect its intellectual property. However, some of the intellectual property is not covered by any patent or patent application, and, despite precautions, it may be possible for third parties to obtain and use the intellectual property without authorization.

     CDT does not know whether any patents will be issued from the pending or future patent applications or whether the scope of the issued patents is sufficiently broad to protect the technologies or processes. Moreover, patent applications and issued patents may be challenged or invalidated. CDT could incur substantial costs in prosecuting or defending patent infringement suits. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States.

     Some of the key patents, including the fundamental platinum additive patent, will expire during the period 2005-2008. However, CDT believes that other longer lived patents, including those for platinum additives in combination with after-treatment devices, will provide adequate protection of the proprietary technology, but there can be no assurances CDT will be successful in protecting the proprietary technology.

     As part of the confidentiality procedures, CDT generally has entered into nondisclosure agreements with employees, consultants and corporate partners and has attempted to control access to and distribution of the technologies, documentation and other proprietary information. CDT plans to continue these procedures. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of the technologies or independently develop similar technologies. The steps that have been taken and that may occur in the future might not prevent misappropriation of the solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect the proprietary rights as fully as in the United States.

     There can be no assurance that CDT will be successful in protecting its proprietary rights. Any infringement on any of the intellectual rights could have an adverse effect on the ability to develop and sell successfully commercially competitive systems and components.

IF THIRD PARTIES CLAIM THAT THE PRODUCTS INFRINGE UPON THEIR INTELLECTUAL PROPERTY RIGHTS, CDT MAY BE FORCED TO EXPEND SIGNIFICANT FINANCIAL RESOURCES AND MANAGEMENT TIME LITIGATING SUCH CLAIMS AND THE OPERATING RESULTS COULD SUFFER.

     Third parties may claim that the products and systems infringe upon third-party patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult, especially since patent applications are not published until 18 months after their filing dates. In the event a competitor were to challenge the patents, or assert that the products or processes infringe its patent or other intellectual property rights, CDT could incur substantial litigation costs, be forced to make expensive product modifications, pay substantial damages, or even be forced to cease some operations. Third-party infringement claims, regardless of their outcome, would not only drain financial resources but also divert the time and effort of management and could result in customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

AN EXTENDED INTERRUPTION OF THE SUPPLY OR A SUBSTANTIAL INCREASE IN THE PRICE OF PLATINUM COULD HAVE AN ADVERSE EFFECT ON BUSINESS.

     The cost of platinum or the processing cost associated with converting the metal may have a direct impact on the future pricing and profitability of the Platinum Plus FBC. Although in the future, CDT intends to minimize this risk through various purchasing and hedging strategies, there can be no assurance that this will be successful. A shortage in the supply of platinum or a significant prolonged increase in the price of platinum, in each case, could have a material adverse effect on the business, operating results and financial condition.

FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON FUTURE SUCCESS.

     CDT's success will depend, in large part, on the ability to retain current key personnel, attract and retain additional qualified management, scientific, and manufacturing personnel, and develop and maintain relationships with research institutions and other outside consultants. The loss of key personnel or the inability to hire or retain qualified personnel, or the failure to assimilate effectively such personnel could have a material adverse effect on the business, operating results and financial condition.

CDT'S RESULTS MAY FLUCTUATE DUE TO CERTAIN REGULATORY, MARKETING AND COMPETITIVE FACTORS FROM WHICH CDT HAS LITTLE OR NO CONTROL OVER.

     The factors listed below, some of which CDT cannot control, may cause the revenues and results of operations to fluctuate significantly:

   - Actions taken by regulatory bodies relating to the verification or registration of the products.

   - The extent to which the Platinum Plus FBC and ARIS 2000 NOx reduction products obtain market acceptance.

   -  The timing and size of customer purchases.

   - Customer concerns about the stability of the business which could cause them to seek alternatives to CDT's product.

CDT IS CURRENTLY DEPENDENT ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF REVENUES AND THE REVENUES COULD DECLINE IF CDT IS UNABLE TO MAINTAIN OR DEVELOP RELATIONSHIPS WITH CURRENT OR POTENTIAL CUSTOMERS.

     A few customers currently account for a significant portion of revenues. For the three-year period ended December 31, 2004, two customers accounted for approximately 53% of revenues. The majority of the revenues received from these two customers consisted of license fees and ARIS hardware purchases. CDT intends to establish long-term relationships with existing customers and continue to expand its customer base. While CDT diligently seeks to become less dependent on any single customer, it is likely that certain contractual relationships may result in one or more customers contributing to a significant portion of the revenue in any given year for the foreseeable future. The loss of one or more of these significant customers may result in a material adverse effect on revenues, the ability to become profitable or the ability to continue the business operations.

CDT DEPENDS ON THE MARKETABILITY OF TWO PRIMARY PRODUCTS - PLATINUM PLUS FBC AND ARIS SYSTEMS.

     The Platinum Plus fuel borne catalyst and ARIS 2000 advanced reagent injection system for selective catalytic reduction are the two primary products. Failure of either product to achieve market acceptance may limit the company's growth potential. CDT may have to cease operations if both of the primary products fail to achieve market acceptance and/or fail to generate significant revenues. Additionally, the marketability of the products is dependent upon obtaining verifications from agencies such as the EPA, CARB, or similar European agencies as well as the effectiveness of the products in relation to various environmental regulations in the many jurisdictions in which CDT markets and sells its products.

CDT MAY NOT BE ABLE TO SUCCESSFULLY MARKET NEW PRODUCTS THAT ARE DEVELOPED AND OR OBTAIN DIRECT OR INDIRECT VERIFICATION OR APPROVALS OF THE NEW PRODUCTS.

     CDT plans to market other emissions reduction devices used in combination with the Platinum Plus fuel borne catalyst and ARIS 2000 injector. There are numerous development and verification issues that may preclude the introduction of these products into commercial sale. If CDT is unable to demonstrate the feasibility of these products or obtain verification or approval for the products from agencies such as the EPA, CARB or similar European agencies, CDT may have to abandon the products or alter the business plan. Such modifications to the business plan will likely delay achievement of milestones related to revenue increases and achievement of profitability.

NO ASSURANCES OF ADDITIONAL FUNDING

     Clean Diesel Technologies may seek additional funding in the form of a private or public offering of additional shares of equity securities. Any offering of such securities would result in dilution to the stockholders of Clean Diesel Technologies. The ability of CDT to consummate financing will depend on the status of CDT's marketing programs and commercialization progress, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available if needed, or on acceptable terms. In the event that CDT needs additional funds and is unable to raise such funds, CDT may be required to delay, scale back, or severely curtail its operations or otherwise impede its ongoing commercialization, which could have a material adverse effect on the business, operating results, financial condition and long-term prospects. See the text below under the captions "Liquidity and Sources of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

CURRENCY FLUCTUATIONS COULD IMPACT FINANCIAL PERFORMANCE.

     The majority of recent activities have been in the U.S. However, CDT plans to increase activities in Europe and Asia, and thus potential for currency exposure exists. CDT intends to manage the risk to such exposure, if any, by entering into foreign currency futures and options contracts. There can be no assurance that currency fluctuation will not have a significant effect on the operations in the future.

CDT HAS NOT AND DOES NOT INTEND TO PAY DIVIDENDS ON THE COMMON STOCK SHARES.

     CDT has not paid dividends on its common stock since inception, and does not intend to pay any dividends to the holders of common stock in the foreseeable future. CDT intends to reinvest earnings, if any, in the development and expansion of the business.

THE PRICE OF THE COMMON STOCK SHARES MAY BE ADVERSELY AFFECTED BY THE SALE OF A SIGNIFICANT NUMBER OF NEW SHARES.

     The sale, or availability for sale, of substantial amounts of common stock, including shares issued upon exercise of outstanding options and warrants, or in the event that CDT elects to sell shares of common stock in the future to fund continuing operations, in the public market or a private placement, or the perception by the market that these sales could occur, could adversely affect the market price of the common stock and could impair the ability to raise additional capital through the sale of equity securities or debt financing. The perceived risk of dilution may cause the existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in the stock price. In that regard, significant downward pressure on the trading price of CDT's common stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of the stock.

CDT'S COMMON STOCK IS CURRENTLY TRADED ON THE OVER-THE COUNTER MARKET AND THE ALTERNATIVE INVESTMENT MARKET OF THE LONDON EXCHANGE AND AN INVESTOR'S ABILITY TO TRADE THE STOCK MAY BE LIMITED BY TRADING VOLUME AND PRICE VOLATILITY.

     The trading volume in CDT's common stock has been relatively limited. A consistently active trading market for its common stock may not continue on the OTC market or on the Alternative Investment Market of the London Stock Exchange. The average daily trading volume in the common stock on the OTC market for the month ended January, 2005 was approximately 750 shares. The average daily trading volume in the common stock on Alternative Investment Market of the London Stock Exchange for the month ended January, 2005 was approximately 1,700 shares.

     There has been significant volatility in the market prices of publicly traded shares of emerging growth technology companies, including CDT. Factors such as announcements of technical developments, verifications, establishment of distribution agreements, significant sales orders, changes in governmental regulation and developments in patent or proprietary rights may have a significant effect on the market price of CDT's common stock. In addition, there has been a low average daily trading volume of the common stock. To the extent this trading pattern continues, the price of the common stock may fluctuate significantly as a result of relatively minor changes in demand for such shares and sales of stock by holders.

ITEM  2.  PROPERTIES

FACILITIES

     Clean Diesel Technologies has a 5 year lease expiring in March 2009 for 3,925 square feet of administrative office space at 300 Atlantic Street, Stamford, Connecticut. The annual cost of the lease including rent, utilities and parking is approximately $123,000. CDT has a month to month lease for 400 feet of office space outside London, UK. Monthly costs including utilities, is approximately $2,300. Clean Diesel Technologies also leases 2,750 square feet of warehouse space in Milford Connecticut. The annual cost of the lease excluding utilities is estimated at $19,000 and runs through July 2008.

PATENTS AND TECHNOLOGY ASSIGNMENTS

     CDT's technology is comprised of patents, patent applications, trade or service marks, data, and know-how. This technology was acquired by assignment from Fuel Tech or developed internally. The assignment agreement provides for annual royalties of 2.5% of gross revenues derived from the sale of the Platinum Plus FBC, commencing in 1998 and terminating in 2008. Clean Diesel Technologies may at any time terminate this royalty obligation by payment to Fuel Tech of amounts in 2005 of $4.4 million, in 2006 of $3.3 million, in 2007 of $2.2 million or $1.1 million in 2008. CDT, as owner, maintains the technology at its expense.

     During 2004, Clean Diesel Technologies filed 5 additional US patent applications and 7 foreign patent applications. Clean Diesel Technologies now has a total of 26 US patents granted and 85 foreign patents. There are currently 12 US and 61 foreign patent applications pending. The patents expire in various years through 2022. These patents and patent applications cover the means of controlling the four principal emissions from diesel engines (NOx, particulates, CO, and HC).

ITEM  3.  LEGAL PROCEEDINGS

     Clean  Diesel  Technologies  is  not  involved  in  any  legal proceedings.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matter to a vote of security holders in the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY,RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

     Clean Diesel Technologies' Common Stock is traded in the US on the over-the-counter (OTC) market and on the London Stock Exchange through the Alternative Investment Market (AIM). Reports of transactions of Clean Diesel Technologies' shares are available on the OTC Electronic Bulletin Board (Symbol
CDTI) and on the AIM (Symbol CDT and CDTS). At March 15, 2005 there are 400 registered holders and approximately 600 beneficial holders of Common Stock.

     No dividends have been paid on CDT's Common Stock and Clean Diesel Technologies does not intend to pay dividends on these shares in the foreseeable future.

                                  OTC                         LONDON STOCK EXCHANGE
                              BULLETIN BOARD                           AIM
                                (IN US$)                             (IN GBP)
STOCK PRICE DATE:       HIGH                 LOW                HIGH          LOW
-----------------  ---------------  ----------------------  ------------  ------------
1st Quarter  2003             3.00                    1.40          1.54          1.10
2nd Quarter 2003.             2.40                    1.41          1.48          1.25
3rd Quarter  2003             2.00                    1.50          1.35          1.05
4th Quarter  2003             4.70                    1.85          2.55          0.95

1st Quarter  2004             3.38                    2.80          1.90          1.35
2nd Quarter 2004.             2.90                    2.00          1.45          1.18
3rd Quarter  2004             3.19                    2.00          1.30          0.86
4th Quarter  2004             3.60                    1.50          1.40          0.90

SALES AND USES OF UNREGISTERED SECURITIES DURING THE PERIOD

     Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective October 8, 2004, 426,500 shares of its Common Stock. The price of the Common Stock was 1.025 sterling (GBP) per share (approximately $1.83 per share). The proceeds of the Common Stock issuance, $754,000, net of $25,000 in expenses and including $135,400 of exchanged deferred salary for the retired CEO, will be used for the general corporate purposes of Clean Diesel Technologies.

     Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective September 28, 2004, 1,000,000 shares of its Common Stock. The price of the Common Stock was 1.025 sterling (GBP) per share (approximately $1.83 per share). The proceeds of the Common Stock issuance, $1.789 million, net of $65,000 in expenses, will be used for the general corporate purposes of Clean Diesel Technologies.

ITEM  6.  SELECTED  FINANCIAL  DATA

     Clean Diesel Technologies was incorporated on January 19, 1994, as a wholly owned subsidiary of Fuel Tech. Effective December 12, 1995, Fuel Tech completed a Rights Offering of CDT's Common Stock, with Fuel Tech retaining a 27.6% ownership interest in Clean Diesel Technologies. In 2004 and 2003, CDT obtained $2.5 million and $7.5 million of proceeds, respectively, through private placement sales of its Common Stock. As a result of the additional stock transactions, Fuel Tech's 1,825,119 shares of CDT's Common Stock represent approximately a 10.6% interest in Clean Diesel Technologies at December 31, 2004.

     As discussed elsewhere herein, prior to 2000, Clean Diesel Technologies was a development stage business. The following selected data are derived from the financial statements of CDT. The data should be read in conjunction with the financial  statements,  related  notes  and  other financial information herein.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                        2004      2003      2002      2001      2000
                                                      --------  --------  --------  --------  --------
STATEMENTS OF OPERATIONS DATA                               (in thousands, except per share data)
Additive  revenue                                     $   299   $   212   $    40   $   114   $   114
Hardware revenue                                          369       161       102        62        85
License and royalty revenue                                54       194       299     1,424       383
                                                      --------  --------  --------  --------  --------
Total revenues                                            722       567       441     1,600       582
COSTS AND EXPENSES:
Cost of revenue                                           455       219        86       117       133
General and administrative                              3,962     2,695     2,291     1,858     1,799
Research and development                                  506       855       693       365       534
Patent amortization and other expense                      90        58        43       196       152
                                                      --------  --------  --------  --------  --------
Loss from operations                                   (4,291)   (3,260)   (2,672)     (936)   (2,036)
Foreign currency exchange gain                            101        --        --        --        --
Interest income/(expense), net                             47        15        30      (170)       35
                                                      --------  --------  --------  --------  --------
Loss before preferred stock dividend                   (4,143)   (3,245)   (2,642)   (1,106)   (2,001)

Preferred Stock Dividend (non-cash)                        --        --        --      (621)     (712)
Preferred Stock conversion premium                         --        --        --    (1,276)       --
                                                      --------  --------  --------  --------  --------
Net loss attributable to common stockholders          $(4,143)  $(3,245)  $(2,642)  $(3,003)  $(2,713)
                                                      ========  ========  ========  ========  ========
Basic and diluted loss per common share               $ (0.26)  $ (0.26)  $ (0.23)  $ (1.08)  $ (1.03)

Weighted-average shares outstanding                    16,071    12,721    11,419     2,777     2,631

Cash dividends paid                                   $  0.00   $  0.00   $  0.00   $  0.00   $  0.00

                                              DECEMBER 31,
                                --------------------------------------
                                 2004    2003    2002    2001    2000
                                ------  ------  ------  ------  ------
BALANCE SHEET DATA                          (in thousands)
Current assets                  $4,868  $7,023  $2,757  $4,612  $  965
Total assets                     5,513   7,441   2,979   4,658   1,057
Current liabilities                391     868     223     808     400
Long-term liabilities                0       0     418     368     808
Working capital                  4,477   6,155   2,534   3,804     565
Stockholders' equity (deficit)   5,122   6,573   2,338   3,482    (151)



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

RESULTS  OF  OPERATIONS
2004  VERSUS  2003

     Revenues and cost of revenue were $722,000 and $455,000, respectively, in 2004 versus $567,000 and $219,000, respectively, in 2003. The 2004 revenues consist of the following:

(in thousands)      2004   2003   2002
                    -----  -----  -----
REVENUE:
Additive            $ 299  $ 212  $  40
Hardware              369    161    102
License & royalty      54    194    299
                    -------------------

Total revenue       $ 722  $ 567  $ 441

     In the foregoing table "Additive" includes the Platinum Plus FBC products and concentrate; "Hardware" includes the EPA verified Purifier System, ARIS injectors and dosing systems.

     CDT received EPA verification of its Purifier System (FBC and DOC) in October 2003, and a second verification for its catalyzed wire mesh filter system (FBC and CWMF) in June 2004. Clean Diesel Technologies has applied for verification for emission reduction by CARB for the CWMF/FBC system as well. The Platinum Plus FBC is registered with the EPA.

     Additive revenue has increased as a result of successful demonstration programs and sales of the verified Purifier System which requires the use of the Platinum Plus FBC. The increase in hardware sales is primarily the result of the EPA- sponsored State of Maine school bus retrofit program and increased ARIS injector sales to Mitsui.

     Clean Diesel Technologies identified a market opportunity for urea selective catalytic reduction (SCR) systems for use with stationary diesel engines primarily for power generation. The ARIS 2000 is a single-fluid injection and metering system complete with an electronic control unit that can be integrated with engine electronic and diagnostic systems. CDT's business strategy is to license the ARIS 2000 NOx reduction system to other companies for an up-front fee for the technology and information transfer and a separate on-going royalty per unit payment. CDT currently has an exclusive license agreement for both stationary and mobile ARIS applications with Mitsui Ltd for Japan. CDT has a non-exclusive license for both stationary and mobile ARIS applications in the United States with Combustion Components Associates of Monroe Connecticut. CDT previously had an ARIS stationary license agreement for North America with the RJM Corporation of Norwalk connecticut, but as of August 2004 RJM was out of business and the ARIS license reverted back to CDT. CDT believes that the ARIS 2000 system can most effectively be commercialized through licensing several companies with a related business in these markets. Clean Diesel Technologies is actively seeking additional ARIS licensees for both mobile and stationary applications in the US, Europe and Asia.

     General and administrative expenses increased to $3,962,000 in 2004 from $2,695,000 in 2003 as summarized in the following table:

(in thousands)                               2004    2003    2002
                                            ------  ------  ------
Compensation and benefits                   $2,535  $1,650  $1,335
Occupancy                                      420     320     265
Professional                                   740     425     325
Other                                          267     300     366
                                            ------  ------  ------

Total general and administrative expenses   $3,962  $2,695  $2,291

     Compensation and benefit expense increased as of the result of several staff additions in the US and Europe related to increased sales and marketing efforts and a new CEO. Occupancy increased in 2004 as a result of the European activity. Professional fees also increased primarily due to the SEC secondary registration process and fund-raising, which was terminated in the fall of 2004.

     Research and development expenses decreased to $506,000 in 2004 from $855,000 in 2003. The decrease in research and development in 2004 is due to the 2003 verification testing relating to CARB and EPA testing and the transition to commercial selling efforts in 2004.

     Patent amortization and other costs increased to $90,000 in 2004 versus $58,000 in 2003. The 2004 increase is related to writing off some patents in 2004 and the higher amortization related to prior years' capitalized costs.

     Interest income increased to $47,000 in 2004 from $15,000 in 2003 due to the higher amount of invested funds related to the November 2003 fund-raising.


RESULTS  OF  OPERATIONS
2003  VERSUS  2002

     Revenues and cost of product sales were $567,000 and $219,000, respectively, in 2003 versus $441,000 and $86,000, respectively, in 2002. The 2003 revenues consist of Platinum Plus sales, ARIS 2000 system sales, ARIS license revenue and royalties, and miscellaneous equipment sales.

     CDT received EPA verification of its Purifier System (FBC and DOC) in October 2003, and has completed a second verification program with the EPA for the FBC and Mitsui CWMF and is waiting for final verification results from the EPA to be posted. Clean Diesel Technologies has applied for verification for emission reduction by CARB as well. The Platinum Plus FBC is registered with the EPA. In 2003, sales of the platinum-cerium additive totaled $212,000. Based on initial trial results and licensing agreements, ongoing revenues from sales of its Platinum Plus additives are expected from distributors, refiners, additive marketing companies and fleets.

     Clean Diesel Technologies identified a market opportunity for urea selective catalytic reduction (SCR) systems for use with stationary diesel engines primarily for power generation. The ARIS 2000 is a single-fluid injection and metering system complete with an electronic control unit that can be integrated with engine electronic and diagnostic systems. CDT has licensed the ARIS 2000 system for stationary diesel engines in North, South and Central America to the RJM Corporation on a non-exclusive basis and completed a stationary license agreement with Mitsui for Japan on an exclusive basis. In December 2002 Clean Diesel Technologies completed an additional exclusive license agreement with Mitsui Ltd for the mobile ARIS technology in Japan. In 2003 CDT completed an ARIS mobile license with Combustion Components Associates for the US market. Total sales of ARIS systems (included in Hardware) and license/royalties of the ARIS 2000 in 2003 were $111,000 and $194,000, respectively, versus $102,000 and $299,000 in 2002, respectively. CDT and its licensees have sold and installed over 175 systems. CDT believes that the ARIS 2000 NOx reduction system has applications for both stationary engines and mobile engines. While the ARIS system for stationary use is being sold commercially, the ARIS system for mobile applications needs further development from the present prototype stage. CDT believes that the ARIS 2000 system can most effectively be commercialized through licensing several companies with a related business in these markets. Clean Diesel Technologies is actively seeking to license the mobile ARIS technology in the US and Europe and the stationary technology in the US, Europe and Asia.

     General and administrative expenses increased to $2,695,000 in 2003 from $2,291,000 in 2002. The increase is the result of an increase in staff expense and marketing and travel relating to the increased sales effort in marketing CDT's technologies. The increase is also related to higher professional fees including the effects of exchange rates, associated with being listed on AIM. Research and development expenses increased to $855,000 in 2003 from $693,000 in 2002. The increase in research and development in 2003 is due to the development of new applications for CDT's technologies and for verification testing relating to CARB and EPA certification.

     Patent filing and maintenance expenses increased to $58,000 in 2003 versus $43,000 in 2002. The increase is attributable to the write-off of some patents in non-viable countries and the resultant charge to income of the related asset amounts, which had been capitalized. Clean Diesel Technologies capitalizes the expenses related to filing each patent and then amortizes the expense over the remaining life of the patent.

     Interest income decreased to $15,000 in 2003 from $39,000 in 2002 due to the decrease in funds used for operations. Interest expense decreased to $0 in 2003 from $9,000 in 2002 as a result of using equity to fund operations.

LIQUIDITY AND SOURCES OF CAPITAL

     Prior to 2000, Clean Diesel Technologies was primarily engaged in research and development and has incurred losses since inception aggregating $29,415,000 (excluding the effect of the preferred stock dividends). CDT expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although CDT has begun selling limited quantities of

Platinum Plus additive and Purifier Systems and generating ARIS licensing and royalties, revenue to date has been insufficient to cover operating expenses, and Clean Diesel Technologies continues to be dependent upon sources other than operations to finance its working capital requirements.

     For the years ended 2004, 2003 and 2002, Clean Diesel Technologies used cash of $4,312,000, $2,744,000 and $2,836,000, respectively, in operating activities.

     At December 31, 2004, and December 31, 2003, Clean Diesel Technologies had cash and cash equivalents of $4,265,000 and $6,515,000, respectively. The decrease in cash and cash equivalents in 2004 from 2003 was due to the use of funds in 2004, partially offset by fund raising. Working capital decreased to $4,477,000 at December 31, 2004, from $6,155,000 at December 31, 2003. CDT anticipates incurring additional losses through at least 2005 as it further pursues its commercialization efforts. At the date of this report, Clean Diesel Technologies has cash resources estimated to be sufficient for its needs into the first quarter of 2006.

     In October 2004, Clean Diesel Technologies received $754,000 (net of $25,000 in expenses) through a private placement of 426,500 shares of its Common Stock on AIM. As part of the transaction, retired CEO Jeremy Peter-Hoblyn exchanged his deferred salary of $135,400 for 73,587 shares of CDT common stock.

     In September 2004, Clean Diesel Technologies received $1.789 million (net of $65,000 in expenses) through a private placement of 1,000,000 shares of its common stock on AIM.

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

     In April 2003, Clean Diesel Technologies completed a non-exclusive license agreement with Combustion Component Associates Inc. (CCA) of Monroe, Connecticut, for the mobile ARIS technology in the US. Under terms of the agreement CCA agreed to pay CDT a nonrefundable $150,000 license fee and committed to spend an additional $100,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT recognized the $150,000 license revenue in the second quarter of 2003, as there are no ongoing services required to be performed by CDT.

     In September 2004, CCA was granted an additional limited two-year non-exclusive ARIS stationary license for the US market. The license fee is due at the end of a two-year trial period. Similar to the other ARIS license agreements for stationary applications, a per unit royalty of approximately $1,500 (based on percentage of sales price) is due for each system. CDT did not receive any revenue from this license in 2004.

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

     In August 2001, Clean Diesel Technologies completed a license agreement with Mitsui for CDT's ARIS 2000 NOx control system for all stationary diesel power generators in Japan. Under the agreement, CDT received nonrefundable up-front license payments of $495,000 and will receive ongoing standard royalties of $1,500 to $2,500 on each system sold by Mitsui. Mitsui also had an option to license the ARIS technology for mobile applications in Japan for an additional license fee.

                                  FUTURE CONTRACTUAL OBLIGATIONS
                                    Less than   1 to 3   4 to 5   Over 5
(in thousands)              Total     1 year     years    years   years
                            ------  ----------  -------  -------  ------
Operating Leases            $  595  $      142  $   422  $    31       -
Deferred compensation and
 pension benefits                -           -        -        -       -
                            ------  ----------  -------  -------  ------

Total                       $  595  $      142  $   422  $    31       -

     The operating lease consists of a five-year lease for administrative space in Stamford, Connecticut and a four-year lease for warehouse space in Milford, Connecticut. The deferred compensation and pension benefit plans for the Company's retired CEO were settled in 2004 and are more fully discussed in Note 7 to the Financial Statements.

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

REVENUE RECOGNITION

     Clean Diesel Technologies generates revenue from the sale of additive including the Platinum Plus FBC products and concentrate; "hardware" including the EPA verified Purifier System, ARIS injectors and dosing systems; and license and royalty fees from the ARIS 2000 system.

     Clean Diesel Technologies' shipping terms are FOB shipping point and CDT recognizes revenue when its products are shipped unless the purchase order or contract specifically requires the Company to provide installation for hardware purchases. For hardware projects where CDT is responsible for installation either directly or indirectly (third party contractor), revenue is recognized when the hardware is installed and or accepted if the project requires inspection/acceptance.

     The Company sells to end-user fleets, municipalities and construction companies as well as fuel resellers, additive distribution companies and emission reduction companies.

     License revenue is recognized when the license agreement is entered into, the license period commences, the technology rights, information and know-how have been transferred to the licensee and CDT does not have any ongoing responsibilities or performance requirements and collection is reasonably assured. Royalty income is recognized when earned.

RESEARCH AND DEVELOPMENT COSTS

     Costs relating to the research, development and testing of products are charged to operations as they are incurred. These costs include test programs, salary and benefits, consultancy fees, materials and certain testing equipment.

PATENT EXPENSE

     CDT capitalizes all direct incremental costs associated with initial patent filing costs and amortizes the cost over the estimated remaining life of such patent. Patents are reviewed regularly and the remaining carrying amount of any patents deemed not commercial or cost effective, are written off.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, CDT is not subject to any significant market risk exposure. See "Risk Factors of the Business - Platinum Price" in
Item  1,  "Business."

     Clean Diesel Technologies generally receives most income in United States dollars. CDT typically makes several monthly payments in various foreign currencies for salary expense, patent expenses, product tests and registration, local marketing and promotion, and consultants.

NEW ACCOUNTING PRONOUNCEMENTS

     FASB Statement 123 (Revision 2004), "Share-Based Payment," was issued in December 2004 and is effective as of the beginning of the first interim or annual reporting periods that begin after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values on the grant date. Such cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. CDT currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Additionally, CDT complies with the stock-based employer compensation disclosure requirements of FASB Statement No. 123 as amended. The Company has not yet completed its evaluation of the effect adopting the new standard will have on its financial statements.

ITEM  8.  FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Clean Diesel Technologies, Inc.

We have audited the accompanying balance sheets of Clean Diesel Technologies, Inc. as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.



Eisner LLP

New York, New York
January 26, 2005

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Clean Diesel Technologies, Inc.

We have audited the statements of operations, stockholders' equity, and cash flows of Clean Diesel Technologies, Inc for the year ended December 31, 2002.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Clean Diesel Technologies, Inc. for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.




                                              /s/ Ernst & Young LLP


Stamford,  Connecticut
January  24,  2003

CLEAN DIESEL TECHNOLOGIES, INC.
BALANCE SHEETS                                                           (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                    DECEMBER 31,
                                                                   ----------------------------------------------
                                                                             2004                    2003
                                                                   ----------------------  ----------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                          $               4,265   $               6,515
Accounts receivable, net of allowance of $12 and $3 in 2004 and
    2003, respectively                                                               145                     115
Inventories                                                                          387                     320
Other current assets                                                                  71                      73
                                                                   ----------------------  ----------------------
TOTAL CURRENT ASSETS                                                               4,868                   7,023
Patents, net                                                                         418                     274
Fixed assets, net of accumulated depreciation of $188 in 2004 and
    $123 in 2003, respectively                                                       200                     126
Other assets                                                                          27                      18
                                                                   ----------------------  ----------------------
TOTAL ASSETS                                                       $               5,513   $               7,441
                                                                   ======================  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Deferred compensation and pension benefits                         $                  --   $                 441
Accounts payable and accrued expenses                                                391                     427
                                                                   ----------------------  ----------------------
    TOTAL CURRENT LIABILITIES                                                        391                     868


STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.05 per share,
    authorized 80,000, no shares issued and outstanding                               --                      --
Common stock, par value $0.05 per share, authorized
    30,000,000 shares, issued and outstanding 17,165,868
    and 15,679,337 shares, respectively                                              858                     784
Additional paid-in capital                                                        38,431                  35,813
Accumulated deficit                                                              (34,167)                (30,024)
                                                                   ----------------------  ----------------------
TOTAL STOCKHOLDERS' EQUITY                                                         5,122                   6,573
                                                                   ----------------------  ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $               5,513   $               7,441
                                                                   ======================  ======================


See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                               FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------
Revenue:                                               2004                    2003                    2002
                                              ----------------------  ----------------------  ----------------------
Additive revenue                              $                 299   $                 212   $                  40
Hardware revenue                                                369                     161                     102
License and royalty revenue                                      54                     194                     299
                                              ----------------------  ----------------------  ----------------------
Total revenue                                                   722                     567                     441

Costs and expenses:
Cost of revenue                                                 455                     219                      86
General and administrative                                    3,962                   2,695                   2,291
Research and development                                        506                     855                     693
Patent amortization and other expense                            90                      58                      43
                                              ----------------------  ----------------------  ----------------------

Loss from operations                                         (4,291)                 (3,260)                 (2,672)
Other income (expense):
Foreign currency exchange gain                                  101                      --                      --
Interest income                                                  47                      15                      39
Interest expense                                                 --                      --                      (9)
                                              ----------------------  ----------------------  ----------------------

Net loss attributable to common stockholders  $              (4,143)  $              (3,245)  $              (2,642)
                                              ======================  ======================  ======================

BASIC AND DILUTED LOSS PER COMMON SHARE
    ATTRIBUTABLE TO COMMON STOCKHOLDERS       $               (0.26)  $               (0.26)  $               (0.23)
                                              ======================  ======================  ======================

WEIGHTED-AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                       16,071                  12,721                  11,419
                                              ======================  ======================  ======================


See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)                                                (IN THOUSANDS)


                                  Series A Convertible                                                                 Total
                                    Preferred Stock             Common Stock          Additional                   Stockholders'
                                    ---------------             ------------            Paid-In      Accumulated      Equity
                                 Shares        Amount       Shares        Amount        Capital        Deficit       (Deficit)
                               ===========  ============  ===========  ============  ============   ============    ============
Balance at December 31, 2001            --  $         --       11,214  $        561  $     27,058   $    (24,137)  $      3,482
Net loss for year                       --            --           --            --            --         (2,642)        (2,642)
Issuance of common stock
warrants                                --            --           --            --            95             --             95
Payment of directors' fees in
  common stock                          --            --           23             1            46             --             47
Exercise of warrants                    --            --           27             1            (1)            --             --
Issuance of common stock                --            --          654            33         1,224             --          1,257
Issuance of common stock                --            --           50             2            97             --             99
                               -----------  ------------  -----------  ------------  ------------   ------------   -------------
Balance at December 31, 2002            --  $         --       11,968  $        598  $     28,519   $    (26,779)  $      2,338
Net loss for year                       --            --           --            --            --         (3,245)        (3,245)
Exercise of warrants                    --            --           17             1            (1)            --             --
Issuance of common stock                --            --        2,396           120         3,746             --          3,866
Payment of directors' fees in
  common stock                          --            --           13             1            26             --             27
Issuance of common stock                --            --        1,283            64         3,519             --          3,583
Exercise of warrants                    --            --            2            --             4             --              4
                               -----------  ------------  -----------  ------------  ------------   ------------   -------------

Balance at December 31, 2003            --  $         --       15,679  $        784  $     35,813   $    (30,024)  $      6,573

Net loss for year                       --            --           --            --            --         (4,143)        (4,143)
Options exercised                       --            --           34             2            87             --             89
Issuance of common stock                --            --        1,000            50         1,739             --          1,789
Payment of directors' fees in
  common stock                          --            --           26             1            56             --             57
Issuance of common stock                --            --          427            21           733             --            754
Broker fee credit from 2003                                                                     3                             3

BALANCE AT DECEMBER 31, 2004            --  $         --       17,166  $        858  $     38,431   $    (34,167)  $      5,122
                               ===========  ============  ===========  ============  ============   ============    ============


See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOW                                                        (IN THOUSANDS)
                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------------------
                                                                2004                       2003                     2002
                                                      -------------------------  -------------------------  ---------------------
OPERATING ACTIVITIES
Net loss                                              $                 (4,143)  $                 (3,245)  $             (2,642)
Adjustments to reconcile net loss to cash
used in operating
activities:
    Depreciation and amortization                                          132                         81                     26
    Bad debt and Inventory write-off                                        19                         --                     --
    Amortization of deferred financing costs                                --                         --                      8
    Compensatory stock warrant                                              --                         --                     95
    Non-cash compensation expense for stock options                         88                         --                     --
Changes in operating assets and liabilities:
    Accounts receivable                                                    (40)                       169                    (87)
    Inventories                                                            (76)                        (6)                   (18)
    Other current assets and security deposits                              (7)                         3                     20
    Deferred compensation and pension benefits                            (306)                        --                     --
    Accounts payable and accrued expenses                                   21                        254                   (238)
                                                      -------------------------  -------------------------  ---------------------

Net cash used in operating activities                                   (4,312)                    (2,744)                (2,836)
                                                      -------------------------  -------------------------  ---------------------
INVESTING ACTIVITIES
Patent costs                                                              (186)                      (192)                  (122)
Purchase of fixed assets                                                  (164)                       (85)                   (88)
                                                      -------------------------  -------------------------  ---------------------
Net cash used in investing activities                                     (350)                      (277)                  (210)
                                                      -------------------------  -------------------------  ---------------------

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants                         1                          4                     --
Proceeds from broker fee credit                                              3                         --                     --
Repayment of term loans                                                     --                         --                   (250)
Proceeds from issuance of common stock, net                              2,408                      7,449                  1,356
                                                      -------------------------  -------------------------  ---------------------

Net cash provided by financing activities                                2,412                      7,453                  1,106
                                                      -------------------------  -------------------------  ---------------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS
CASH EQUIVALENTS                                                        (2,250)                     4,432                 (1,940)
Cash and cash equivalents at beginning of the year                       6,515                      2,083                  4,023
                                                      -------------------------  -------------------------  ---------------------

CASH AND CASH EQUIVALENTS AT END OF THE YEAR          $                  4,265   $                  6,515   $              2,083
                                                      =========================  =========================  =====================

NON-CASH FINANCING ACTIVITIES

Payment of accrued directors fees in common stock     $                     57   $                     28   $                 47
Stock issued as payment for deferred compensation                          135                         --                     --


See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS

     Clean Diesel Technologies, Inc. ("CDT"), located in Stamford Connecticut was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a rights offering of CDT's common stock, and reduced its ownership in CDT's common stock to 27.6%. As a result of additional equity offerings in subsequent years, Fuel Tech currently holds a 10.6% interest in CDT as of December 31, 2004.

     Clean Diesel Technologies is a specialty chemical and energy technology company supplying fuel additives and proprietary systems to reduce harmful emissions from internal combustion engines while improving fuel economy. Over the past several years the Company has filed patents, developed its technologies and is now commercializing Platinum Plus, a fuel borne catalyst (FBC); the Purifier System, which includes the FBC combined with a traditional diesel oxidation catalyst; the FBC/catalyzed wire mesh (CWMF) system; and the ARIS 2000 NOx reduction system through a direct sales and licensing distribution strategy. CDT is developing a network of licensed distributors to sell and market its patented Platinum Plus FBC, EPA verified Purifier System and the EPA verified FBC/CWMF system. CDT continues to market and sell the FBC, Purifier and CWMF systems to key corporate fleets to generate demand for its technologies. CDT's strategy for the ARIS 2000 NOx reduction system is to continue licensing the patented technology to engineering and automotive companies for an up-front license fee and an ongoing royalty. The success of CDT's technologies will depend upon the commercialization opportunities of the technologies, governmental regulations, and corresponding foreign and state agencies. CDT's raw materials are maintained off site and the majority of its blending and manufacturing is performed by third parties.

2.   SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

     Certain prior- year balances have been reclassified in order to conform to the current year's presentation.

CASH AND CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

     Clean Diesel Technologies considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2004, substantially all of CDT's cash and cash equivalents were on deposit with two financial institutions. All financial instruments are reflected in the accompanying balance sheets at amounts that approximate fair market value.

FOREIGN CURRENCY

     The US dollar is considered the functional currency for CDT. CDT maintains a UK bank account for its UK representative office. Foreign currency translation gains or losses are recognized in the period incurred, which is included in other income (expense) in the accompanying statements of operations. CDT recorded a foreign currency gain of $101,000 on its UK bank holdings as of December 31, 2004.

INVENTORIES

Inventories are stated at the lower of cost or market and consist of the following:

     (in  thousands)                        2004   2003
                                           -----  -----
Finished Platinum Plus FBC                 $ 142  $  73
Platinum concentrate/metal                   150    171


CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Hardware (ARIS and Purifier)                  77     56
Other                                         18     20
                                           -----  -----
Total inventory                            $ 387  $ 320


REVENUE RECOGNITION

     Clean Diesel Technologies generates revenue from the sale of additives including the Platinum Plus FBC products and concentrate; hardware including the EPA verified Purifier System, ARIS injectors and dosing systems; and license and royalty fees from the ARIS 2000 System.

     CDT shipping terms are FOB shipping point and revenue is recognized when its products are shipped and collections are reasonably assured unless the purchase order or contract specifically requires CDT to provide installation for hardware purchases. For hardware projects where CDT is responsible for installation either directly or indirectly (third-party contractor), revenue is recognized when the hardware is installed and/or accepted if the project requires inspection/acceptance.

     CDT sells to end-user fleets, municipalities and construction companies as well as fuel resellers, additive distribution companies, and emission reduction companies. Two customers represent 53% of 2004, 2003 and 2002 total revenue and one customer accounts for 23% and 65% of the December 31, 2004 and 2003 accounts receivable balance, respectively.

     During the third quarter of 2004, the RJM Corporation ceased operations and consequently their ARIS stationary license for the North American market reverted back to CDT and thus CDT will not receive any future royalties from RJM. CDT had previously received and recognized $1.1 million in license revenue from RJM in 2000 and 2001 for the exclusive ARIS stationary license in the North American market.

     License revenue is recognized when the license agreement is entered into, the license period commences, the technology rights, information and know-how have been transferred to the licensee and CDT does not have any ongoing responsibilities or performance requirements and collection is reasonably assured. Royalty income is recognized when earned.

     In August 2001, Clean Diesel Technologies completed an exclusive license agreement with Mitsui Ltd for CDT's ARIS 2000 NOx control system for all stationary diesel power generators in Japan for the remaining life of the patents, through 2018. Under the agreement, CDT received a nonrefundable up-front license payment of $495,000, and will receive ongoing standard royalties of between $1,500 and $2,500 on each system sold by Mitsui. CDT recognized the license payment as revenue in 2001, as there are no significant ongoing services to be performed by CDT.

     In December 2002, Clean Diesel Technologies completed an additional exclusive license agreement with Mitsui for the mobile ARIS technology for Japan for the remaining life of the patents, through 2018. Under terms of the agreement Mitsui agreed to pay CDT a $250,000 license fee and Mitsui committed to spend an additional $200,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT recognized the $250,000 license revenue in the fourth quarter of 2002.

     In April 2003, Clean Diesel Technologies completed a non-exclusive license agreement with Combustion Component Associates Inc. (CCA) of Monroe, Connecticut, for the mobile ARIS technology in the US for the remaining life of the patents, through 2018. Under terms of the agreement CCA agreed to pay CDT a $150,000 non-refundable license fee and the licensee committed to spend an additional $100,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT will also receive ongoing royalty payments on a per unit basis. CDT recognized the $150,000 license revenue in the second quarter of 2003, as there are no significant ongoing services required to be performed by CDT.

     In September 2004, CCA was granted a limited two-year non-exclusive ARIS stationary license for the US market. The license fee of $150,000 is due by the end of a two-year trial period. Similar to the other ARIS license agreements for stationary applications, a per unit royalty of approximately $1,500 (based on percentage of sales price) is due for each ARIS system sold. CDT did not recognize any revenue from this license in 2004.

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

GEOGRAPHIC INFORMATION

     CDT sells its Platinum Plus additives and licenses its ARIS systems throughout the world. A geographic breakdown of revenue consists of the following:

(in thousands)   2004   2003   2002
                -----  -----  -----
REVENUE:
US              $ 468  $ 364  $  70
UK/Europe           2      9     39
Asia              252    194    332
                -----  -----  -----
Total Revenue   $ 722  $ 567  $ 441

     Foreign assets held by Clean Diesel Technologies consist of capitalized foreign patents net of accumulated amortization and are as follows:

(in thousands)         2004   2003
                       -----  -----
US patents, net        $  79  $  64
Foreign patents, net     339    210
                       -----  -----
Total patents, net     $ 418  $ 274

PATENT  EXPENSE

     CDT capitalizes all direct incremental costs associated with initial patent filing costs and amortizes the cost over the estimated remaining life of such patent. Patents are reviewed regularly and the remaining carrying value of any patents deemed not commercial or cost effective, are written off. The expiration dates of CDT's patents, in numerous countries throughout the world, ranges from 2005 to 2022.

RESEARCH AND DEVELOPMENT COSTS

     Costs relating to the research, development and testing of products are charged to operations as they are incurred. These costs include test programs, salary and benefits, consultancy fees, materials and certain testing equipment.

GENERAL AND ADMINISTRATIVE EXPENSE

     General  and  administrative  expense  is  summarized  as  the  following:

(in  thousands)                             2004    2003    2002
                                           ------  ------  ------
Compensation and benefits                  $2,535  $1,650  $1,335
Occupancy                                     420     320     265
Professional                                  740     425     325
Other                                         267     300     366
                                           ------  ------  ------
Total general and administrative expense   $3,962  $2,695  $2,291

STOCK-BASED COMPENSATION

     Clean Diesel Technologies accounts for employee/director stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Under CDT's current plan, options may be granted at not less than the fair market value on the date of grant and therefore no compensation expense is recognized for the stock options granted to employees.

     If compensation expense for CDT's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123 as amended, CDT's net loss and basic and diluted loss per common share would have been as follows on a pro forma basis:

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

                                                                  2004      2003      2002
                                                                --------  --------  --------
Net loss attributable to common stockholders as reported        $(4,143)  $(3,245)  $(2,642)
Add: Stock-based compensation expense included in reported
   net loss, net of related tax effects                              88        --        --
Deduct: Total stock-based employee compensation expense
   determined under fair value-based method for all awards,
   net of related tax effects                                      (826)   (1,176)     (591)
                                                                ----------------------------
Pro forma net loss attributable to common stockholders          $(4,881)  $(4,421)  $(3,233)
Net loss per share attributable to common stockholders:
Basic and diluted net loss per common share-as reported         $ (0.26)  $ (0.26)  $ (0.23)
Basic and diluted per common share-pro forma                    $ (0.30)  $ (0.35)  $ (0.28)

     In accordance with the provisions of SFAS No. 123, for purposes of the pro forma disclosure the estimated fair value of the options is amortized over the option vesting period. The application of the pro forma disclosures presented above is not representative of the effects SFAS No. 123 may have on operating results and earnings (loss) per share in future years due to the timing of stock option grants and considering that options vest over a period of three years.

     The fair value of each option grant, for pro forma disclosure purposes, was estimated based on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions:

                           2004      2003      2002
                         --------  --------  --------
Expected dividend yield      0.0%      0.0%      0.0%
Risk-free interest rate      4.2%      4.1%     4.85%
Expected volatility         99.4%     99.4%     94.2%
Expected life of option  4 YEARS   4 years   4 years

     The weighted-average fair value per option granted was calculated as $1.39, $2.10 and $2.01 in 2004, 2003 and 2002, respectively.

BASIC AND DILUTED LOSS PER COMMON SHARE

     Basic and diluted loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period. Diluted loss per share is computed similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive using the treasury stock method. CDT's computation of diluted net loss per share for 2004, 2003 and 2002 does not include common share equivalents associated with 2,668,000, 2,248,000 and 1,567,000 options, respectively, and 532,000, 557,000 and 379,000 warrants, respectively, as the result would be anti-dilutive.

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

     At December 31, 2004 Clean Diesel Technologies had tax losses available for offset against future years' taxable income of approximately $27.1 million, expiring between 2009 and 2024. Temporary differences were insignificant as of such dates. CDT has provided a full valuation allowance to reduce the related deferred tax asset to zero because of the uncertainty relating to realizing these tax benefits in the future.

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

4.   STOCKHOLDERS' EQUITY

     During 2004, Clean Diesel Technologies received proceeds of $2.4 million (net of expenses) through two private placements totaling approximately 1.4 million shares of its common stock on the AIM of the London Stock Exchange. In 2003 proceeds of $7.5 million (net of expenses) through two private placements totaling approximately 3.7 million shares of its common stock on the AIM of the London Stock Exchange were received. In 2002, CDT received proceeds of approximately $1.4 million (net of expenses) through a private placement of approximately 0.7 million shares of its common stock on the AIM of the London Stock Exchange.

     In July 2004, October 2003 and May 2002, CDT issued 26,031, 13,276 and 22,658 shares, respectively, of common stock to its Board of Directors in lieu of approximately $56,500, $27,500 and $46,800 of directors' fees pertaining to their services for the years ended December 31, 2003, 2002 and 2001. The share price used represented the average of CDT's quarter-end high and low trading prices. Such directors' fees had been accrued and charged to expense during 2003, 2002 and 2001.

5.   STOCK OPTIONS AND WARRANTS

     Clean Diesel Technologies maintains a stock award plan, the 1994 Incentive Plan (the "Plan"). Under the Plan, awards may be granted to participants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses, or other forms of share-based or non-share-based awards, or combinations thereof. CDT grants awards at fair market value on the date of grant with expiration dates of typically 10 years. Participants in the Plan may include CDT's directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of the business. The percentage of outstanding common shares of CDT used to determine the maximum number of awards to participants is 17.5%. In general, the policy of the Board was to grant stock options vesting in three equal portions on the first through third anniversaries of the grant date for grants prior to 1997, and in equal portions on the grant date and the first and second anniversaries of the grant date for grants awarded after 1997.

     The following table presents a summary of CDT's stock option activity and related information for the years ended December 31:

                                            2004                         2003                         2002
                                  --------------------------------------------------------  ---------------------------
                                   OPTIONS  WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE
                                   (000'S)   EXERCISE PRICE    (000'S)    EXERCISE PRICE    (000'S)    EXERCISE PRICE
                                  --------------------------------------------------------  ---------------------------
Outstanding, beginning
  of year                            2,248  $            2.45     1,567  $            2.60    1,139   $            2.48
Granted                                469               1.97       681               2.12      470                2.94
Exercised                               49               1.22        --                 --       --                  --
Forfeited                               --                 --        --                 --      (42)               2.97
                                  --------------------------------------------------------  ---------------------------
Outstanding, end
  of year                            2,668  $            2.39     2,248  $            2.45    1.567   $            2.60
                                  ========================================================  ===========================
Exercisable, end
  of year                            2,197  $            2.47     1,711  $            2.49    1,220   $            2.56
Weighted-average fair value of
 options granted during the year            $            1.39            $            2.10            $            2.01

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 2004:

                             OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
-------------------------------------------------------------------------------  -------------------------------------
                                        WEIGHTED-AVERAGE
   RANGE OF            NUMBER OF       REMAINING CONTRACTUAL  WEIGHTED-AVERAGE         NUMBER OF      WEIGHTED-AVERAGE
EXERCISE PRICES         OPTIONS           LIFE IN YEARS        EXERCISE PRICE           OPTIONS        EXERCISE PRICE
-------------------------------------------------------------------------------  --------------------------------------
$ .20 - $2.49              1,527,937                   7.52   $           1.72            1,133,600   $           1.68
 2.50 -  4.63              1,081,000                   6.44               3.10            1,004,001               3.11
 5.63 -  6.82                 59,450                   1.05               6.72               59,450               6.72
-----------------------------------------------------------------------------------------------------------------------
$ .20 - $6.82              2,668,387                   6.94   $           2.39            2,197,051   $           2.47

     In 2004, employees exercised approximately 48,000 options in a cashless exercise resulting in the Company issuing approximately 33,000 shares of its common stock. CDT recorded a charge to operations of $88,000 with a corresponding increase in additional paid-in capital, representing the market value of the common stock issued.

     In February 2001, in consideration of their performing investor relations on behalf of Clean Diesel Technologies in the UK, CDT granted Equity Development Limited two 50,000 blocks of warrants at $1.50 per share. The first 50,000 block of warrants has a one- year term and vests when CDT's stock price remains above $2.50 for seven consecutive days. The second 50,000 block of warrants has a term of two years and vests when CDT's stock price remains above $3.00 for seven consecutive days. The value of such warrants was $119,500 and charged to earnings in 2001. In 2002, as a result of the warrants becoming vested, CDT charged to earnings an additional $95,000 for the 100,000 warrants.

     In conjunction with the September 2003 stock offering, CDT granted the private placement investors 230,240 warrants (approximately one warrant for each 10 shares of common stock purchased) at the same $1.63 price as the common stock issued.

     The following table presents a summary of CDT warrant activity and related information for the years ended December 31:

                                                             CDT  Warrants
                                     2004                        2003                        2002
                           --------------------------  --------------------------  --------------------------
                           Warrants   EXERCISE PRICE   Warrants   EXERCISE PRICE   Warrants   EXERCISE PRICE
                            (000'S)      PER SHARE      (000'S)     PER SHARE       (000'S)      PER SHARE
                           ---------  ---------------  ---------  ---------------  ---------  ---------------
Outstanding, beginning
    of year                      557  $ 1.50  - 10.00        379  $  1.50 - 10.00        429  $  1.50 - 10.00
Granted                           --               --        230  $          1.63         --               --
Exercised                         --               --         19  $   1.50 - 2.00         50  $   1.50 - 2.00
Forfeited                         25  $         10.00         33                          --               --
                           ----------------------------------------------------------------------------------
Outstanding, end of year         532  $   1.50 - 3.00        557  $  1.50 - 10.00        379  $  1.50 - 10.00
                           ==================================================================================

                           WARRANTS OUTSTANDING                                          WARRANTS EXERCISABLE
----------------------------------------------------------------------------  ---------------------------------------
                                         WEIGHTED-AVERAGE
   RANGE OF            NUMBER OF          REMAINING YEARS   WEIGHTED-AVERAGE                         WEIGHTED-AVERAGE
EXERCISE PRICES         WARRANTS           EXERCISE LIFE     EXERCISE PRICE       EXERCISABLE              PRICE
----------------------------------------------------------------------------  ---------------------------------------
1.50 - $2.00                   466,908              6.58  $            1.73               466,908  $            1.73
2.25 -  3.00                    64,825              3.41               2.54                64,825               2.54
----------------------------------------------------------------------------  ---------------------------------------
1.50 - $3.00                   531,733              6.19  $            1.82               531,733  $            1.82


6.   COMMITMENTS

     Clean Diesel Technologies is obligated under a sublease agreement for its principal office through March 2009 and through July 2008 for its warehouse space. Annual rent including utilities for the administrative space is $123,000

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and $19,000 for the warehouse space (excluding utilities). For the years ended December 31, 2004, 2003 and 2002, rental expense approximated $128,800, $110,500 and $112,100, respectively.

     Effective October 28, 1994, Fuel Tech granted two licenses to Clean Diesel Technologies for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, CDT will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to Fuel Tech by payment of $4.4 million in 2005, $3.3 million in 2006, $2.2 million in 2007 or $1.1 million in 2008. CDT as assignee and owner will maintain the technology at its own expense. Royalties incurred in 2004, 2003 and 2002 amounted to $7,450, $4,800 and $800, respectively. Royalties payable to Fuel Tech at December 31, 2004, 2003 and 2002 were $7,450, $4,800 and $800, respectively.

7.   RELATED  PARTY  TRANSACTIONS

     In January 2002, the remaining $250,000 of a $1,000,000 term loan was repaid to Fuel Tech.

     Clean Diesel Technologies has a Management and Services Agreement with Fuel Tech. The agreement requires CDT to reimburse Fuel Tech for management, services and administrative expenses incurred on behalf of CDT. CDT agreed to pay Fuel Tech a fee equal to an additional 3 to10% of the costs paid on CDT's behalf, dependent upon the nature of the costs incurred. One Fuel Tech officer/director serves as an officer/director of Clean Diesel Technologies. The financial statements include charges from Fuel Tech of certain management and administrative costs, which approximate $69,000, $69,000 and $69,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Clean Diesel Technologies had a deferred salary plan with its former Chief Executive Officer in which he deferred $62,500 of his annual salary until CDT reaches $5 million in revenue. This agreement was terminated in March 2001 and the executive's salary was returned to full pay. In October 2004 as part of CDT's private placement on the AIM exchange, the former CEO exchanged all of his outstanding $135,400 of deferred compensation for 73,587 shares of CDT's common stock. The balance at December 31, 2004 and 2003 for this plan was $0 and $135,400, respectively.

     Clean Diesel Technologies made annual pension payments or accruals pursuant to a deferred compensation plan on behalf of its former Chief Executive Officer. The former CEO also agreed to defer payment of the deferred compensation plan until the Company reached $5 million in revenue or he retired. In June 2003 the CEO elected to discontinue his deferred compensation plan. For the three years ended December 31, 2004, $0, $22,900 and $50,000 of expense was recognized each year in connection with the plan. In September 2004, the CEO retired and in October 2004 the full $305,600 balance was paid. At December 31, 2004 and 2003, total obligations were $0 and $305,600, respectively, pertaining to this plan.

8.   MARKETING AND JOINT DEVELOPMENT AGREEMENTS

     Clean Diesel Technologies and AMBAC International reached an agreement in December 1997 under which the parties will jointly share in the cost of development of the ARIS injector for urea SCR (selective catalytic reduction). CDT holds the exclusive marketing rights to the injector for a period of five years subject to certain minimum purchases of injectors from AMBAC. CDT agreed to purchase injectors exclusively from AMBAC until November 3, 2002 or to pay AMBAC for 50% of AMBAC's development cost and a royalty on injectors made elsewhere for CDT. No rights or licenses have been granted by either party to the other on patents or inventions conceived prior to the agreement. However, the parties have filed a joint patent on the specific ARIS injector. CDT has retained all rights to its underlying patents including the fundamental return-flow injection concept on which the US Patent Office has granted CDT a patent.

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.   RECENT ACCOUNTING PRONOUNCEMENTS

     FASB Statement 123 (Revision 2004), "Share-Based Payment," was issued in December 2004 and is effective as of the beginning of the first interim or annual reporting periods that begin after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values on the grant date. Such cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. CDT has not yet completed its evaluation of the effect adoption of the new standard will have on the financial statements.

10.     QUARTERLY FINANCIAL DATA (UNAUDITED)
          (IN THOUSANDS EXCEPT PER SHARE DATA)

                              1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                             Ended 3/31/04    Ended 6/30/04    Ended 9/30/04    Ended 12/31/04     Total Year
                               Unaudited        Unaudited        Unaudited        Unaudited           2004
                             ---------------  ---------------  ---------------  ----------------  ------------
TOTAL REVENUE                $          194   $           93   $          241   $           194   $       722
GROSS PROFIT *                           62               40               92                73           267
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                    (808)            (885)          (1,243)           (1,207)       (4,143)
BASIC NET LOSS PER COMMON
SHARE                                 (0.05)           (0.06)           (0.08)            (0.07)        (0.26)
DILUTED NET LOSS PER COMMON
SHARE                                 (0.05)           (0.06)           (0.08)            (0.07)        (0.26)

                              1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                             Ended 3/31/03    Ended 6/30/03    Ended 9/30/03    Ended 12/31/03    Total Year
                               Unaudited        Unaudited        Unaudited        Unaudited           2003
                             ---------------  ---------------  ---------------  ----------------  ------------
Total revenue                $           96   $          283   $           99   $            89   $       567
Gross profit *                           39              219               52                38           348
Net loss attributable to
common stockholders                    (907)            (585)            (664)           (1,089)       (3,245)
Basic net loss per common
share                                 (0.08)           (0.05)           (0.05)            (0.08)        (0.26)
Diluted net loss per common
share                                 (0.08)           (0.05)           (0.05)            (0.08)        (0.26)
--------------------------------------------------------------------------------------------------------------

Note: The sum of the quarters' earnings per share may not equal the full-year per share amounts
*  Gross  profit  is  defined  as  total  revenue  less  cost  of  revenue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9A.  Controls and Procedures

     As of the date of this filing, an evaluation was performed under the supervision and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including its CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

Item 9B.  Other Information

     None

PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of CDT will be set forth under the captions "Election of Directors", "Directors and Executive Officers of Clean Diesel Technologies" and "Committees of the Board" in CDT's Proxy Statement related to the 2005 annual meeting of stockholders (the "Proxy Statement") and is incorporated by reference herein.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. Principle Accountant Fees and Services

     Information required by this item will be set forth under the caption "Audit Fees" in the Proxy Statement and is incorporated by reference herein.

PART IV

ITEM  15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)       (1) FINANCIAL  STATEMENTS
          The  Financial  Statements  identified  below and required by Part II,
          Item  8  of  this  Form  10-K  are  set  forth  above.
              Reports of Independent Registered Public Accounting Firms
              Balance Sheets as of December 31, 2004, and 2003
              Statements of Operations for the years ended December 31, 2004,
                2003, and 2002
              Statements  of  Changes  in  Stockholders'  Equity for the years ended December 31, 2004, 2003, and 2002
              Statements  of Cash Flows for the years ended December 31, 2004,
                2003, and 2002

          (2) FINANCIAL STATEMENT SCHEDULES Schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the financial statements or the notes thereto.

(B) EXHIBITS

The following exhibits are incorporated by reference number indicated as filed herewith. Portions of Exhibits 10 (o) and 10(p) have been omitted pursuant to a request for confidential treatment.

*3(i)(a)          Restated Certificate of Incorporation of June 18, 2004.
*3(i)(b)          Certificate of Elimination of Series A Convertible Preferred
                  Stock of June 18, 2004.
*3(ii)            By-Laws.
**4               Specimen Stock Certificate, Common Stock.
***10(a)          Assignment of Intellectual Property Rights Fuel Tech N.V. to
                  Platinum Plus, Inc. As of November 5, 1997.
***10(b)          Assignment of Intellectual Property Rights by Fuel Tech, Inc.
                  to Clean Diesel Technologies, Inc. as of November 5, 1997.
***10(c)          Assignment Agreement as of November 5, 1997 among Platinum
                  Plus, Inc., Fuel-Tech N.V. and Clean Diesel Technologies, Inc.
****10(d)         1994 Incentive Plan as amended through August 8, 1996.
*****10(e)        Amendment of Section 5.1 of 1994 Incentive Plan, effective
                  June 9, 1999.
*10(f)            Amendment of Section 6.11 of 1994 Incentive Plan, effective
                  June 11, 2004.
*10(g)            Form of Incentive Stock Option Agreement.
*10(h)            Form of Non-Qualified Stock Option Agreement.
*10(i)            Form of Non-Executive Director Stock Option  Agreement.
+10(j)            Management Services Agreement between Clean Diesel
                  Technologies, Inc., Fuel Tech, Inc. and Fuel-Tech N.V. as of
                  June 1, 1996.
++10(k)           Office Premises Lease of January 29, 2004.
***10(l)          Registration Rights Agreement between Clean Diesel
                  Technologies, Inc. and Fuel-Tech N.V. of November 5, 1997.
+++10(m)          Registration Rights Agreement between Clean Diesel
                  Technologies, Inc. and Fuel-Tech N.V. of March 24, 1997.
++++10(n)         Registration Rights Agreement between Clean Diesel
                  Technologies, Inc. and the holders of Series A Convertible
                  Preferred Stock as of November 11, 1998.
++10(o)           License Agreement of July 13, 2001 between Clean Diesel
                  Technologies, Inc. and Mitsui Co., Ltd as amended by Amendment
                  No. 1 of December 18, 2002.
++10(p)           License Agreement of March 31, 2003 between Clean Diesel
                  Technologies, Inc. and Combustion Components Associates, Inc.
+++10(q)          Agreement by and between Jeremy D. Peter-Hoblyn and Clean
                  Diesel Technologies, Inc. Dated as of December 2, 1996.
++10(r)           Amendment No. 1 dated as of September 30 2002 to Employment
                  Agreement between Jeremy D. Peter-Hoblyn and Clean Diesel
                  Technologies, Inc.,  dated as of December 2, 1966.
+++10(s)          Agreement by and between James M. Valentine and  Clean Diesel
                  Technologies, Inc. dated as of September 12, 1997.
++10(t)           Agreement by and between David W. Whitwell and  Clean Diesel
                  Technologies, Inc. dated as of March 1, 2001.
++10(u)           Agreement by and between R. Glen Reid and Clean Diesel
                  Technologies, Inc. dated as of April 1, 2002.
@10(s)            Agreement by and between Bernhard Steiner and Clean Diesel
                  Technologies, Inc., dated as of September 13, 2004.
#11               Statement re Computation of Per Share Earnings.
#14               Codes of Ethics and Business Conduct
#23(a)            Consent of Eisner LLP.
#23(b)            Consent of Ernst & Young LLP.
- - - - - - - - - - - - - - -
# Filed herewith.
* Previously filed as Exhibit to Registration Statement on Form S-8 (No. 333-117057) of July 1, 2004.
** Previously filed as Exhibit to Registration Statement on Form S-1 (No. 33-95840) of August 16, 1995.
***             Previously filed as Exhibit to Form 10-K for the year ended
                December 31, 1997.
**** Previously filed as Exhibit to Form 10-K for the year ended December 31, 1996.
***** Previously filed as Exhibit to Form 10-K for the year ended December 31, 2000.
+ Previously filed as Exhibit to Form 10-Q for the period ended September 30, 1996.
++              Previously filed as Exhibit to Form 10-Q for period ended June
                30, 2004.

+++             Previously filed as Exhibit to Registration Statement on Form
                S-1 of August 7, 1998.
++++            Previously filed as Exhibit to Form 10-Q for the period ended
                September 30, 1998.
@               Previously filed as Exhibit to Form 8-K of July 30, 2004.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CLEAN DIESEL TECHNOLOGIES, INC.



   March  29,  2005            By:  /s/     Bernhard  Steiner
----------------------         -------------------------------------
         Date                               Bernhard Steiner
                                            Chief Executive Officer and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the date indicated have duly signed this report below.



     /s/ Bernhard  Steiner        Chief  Executive  Officer  and  Director
     ---------------------------  (principal  executive  officer)
         Bernhard  Steiner


     /s/ David W. Whitwell        Chief Financial Officer, Vice President, and
     ---------------------------  Treasurer
         David  W.  Whitwell      (principal financial and accounting officer)


      s/ Jeremy D. Peter-Hoblyn   Director
      --------------------------
         Jeremy D. Peter-Hoblyn


     /s/ John A. de Havilland     Director
     ---------------------------
         John A. de Havilland


     /s/ Derek R. Gray            Director, Non-Executive Chairman of the Board
     ---------------------------  of Directors
         Derek  R.  Gray


     /s/ Charles  W.  Grinnell    Director, Vice President, and Corporate
     ---------------------------  Secretary
         Charles  W.  Grinnell


     /s/ James  M.  Valentine     Director  and  President
     ---------------------------
         James  M.  Valentine




Dated: March 29, 2005