Form 10-Q
period 2005-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2005-05-16
CIK 949428

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2005

                                       or

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

As of May 12, 2005, there were outstanding 17,165,868 shares of Common Stock, par value $0.05 per share, of the registrant.

================================================================================

                        CLEAN DIESEL TECHNOLOGIES, INC.

                 Form 10-Q for the Quarter Ended March 31, 2005

                                      INDEX

                                                                         Page
                                                                         ----

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Balance Sheets as of March 31, 2005 (Unaudited),                3
            and December 31, 2004

            Statements of Operations for the Three Months                   4
            Ended March 31, 2005 and 2004 (Unaudited)

            Statements of Cash Flows for the Three Months                   5
            Ended March 31, 2005 and 2004 (Unaudited)

            Notes to Financial Statements                                   6

Item 2.     Management's Discussion and Analysis of                        11
            Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk     13

Item 4.     Controls and Procedures                                        13


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              14
Item 2.     Changes in Securities                                          14
Item 3.     Defaults upon Senior Securities                                14
Item 4.     Submission of Matters to a Vote of Security Holders            14
Item 5.     Other Information                                              14
Item 6.     Exhibits and Reports on Form 8-K                               14



SIGNATURES & CERTIFICATIONS                                                15

PART I.     FINANCIAL INFORMATION
Item 1.     Condensed Financial Statements

                               CLEAN DIESEL TECHNOLOGIES, INC.

                                  CONDENSED BALANCE SHEETS

                                                          (in thousands, except share data)
                                                             MARCH 31,        December 31,
                                                          ----------------------------------
                                                                2005              2004
                                                            (Unaudited)
                                                          ----------------  ----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                 $         2,996   $         4,265
Accounts receivable, net of allowance of $14 and $12 in
  2005 and 2004, respectively                                         156               145
Inventories                                                           295               387
Other current assets                                                  125                71
                                                          ----------------  ----------------
TOTAL CURRENT ASSETS                                                3,572             4,868
Patents, net                                                          496               418
Fixed assets, net of accumulated depreciation of $218 in
  2005 and $188 in 2004, respectively                                 220               200
Other assets                                                           27                27
                                                          ----------------  ----------------
TOTAL ASSETS                                              $         4,315   $         5,513
                                                          ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                 384               391
                                                          ----------------  ----------------
TOTAL CURRENT LIABILITIES                                             384               391

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.05 per share,
100,000 shares authorized, no shares issued
  and  outstanding                                                     --                --
Common Stock, par value $0.05 per share, authorized
  30,000,000 shares, issued and outstanding
  17,165,868 shares                                                   858               858
Additional paid-in capital                                         38,431            38,431
Accumulated deficit                                               (35,358)          (34,167)
                                                          ----------------  ----------------
TOTAL STOCKHOLDERS' EQUITY                                          3,931             5,122
                                                          ----------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $         4,315   $         5,513
                                                          ================  ================

See notes to condensed financial statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 (in thousands except per share data)


                                                          Three Months Ended
                                                               March 31,
                                                       2005                 2004
                                               --------------------  -------------------
REVENUE:
Additive revenue                               $                95   $               57
Hardware revenue                                                92                  119
License and royalty revenue                                      5                   18
                                               --------------------  -------------------
Total revenue                                                  192                  194

COSTS AND EXPENSES:
Cost of revenue                                                110                  132
General and administrative                                   1,165                  790
Research and development                                        59                   80
Patent amortization and other expense                           39                   12
                                               --------------------  -------------------

Loss from operations                                        (1,181)                (820)
Other income (expense):
Foreign currency exchange gain/(loss)                          (19)                  --
Interest income                                                  9                   12
                                               --------------------  -------------------

Net loss attributable to common stockholders   $            (1,191)  $             (808)
                                               ====================  ===================

BASIC AND DILUTED LOSS PER COMMON SHARE        $             (0.07)  $            (0.05)
                                               ====================  ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                           17,166               15,679
                                               ====================  ===================

See notes to condensed financial statements.

                        CLEAN DIESEL TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          (in thousands)

                                                         Three Months Ended
                                                             March 31,
                                                        2005         2004
                                                     -----------  -----------
OPERATING ACTIVITIES
Net loss                                             $   (1,191)  $     (808)
Adjustments to reconcile net loss to cash used in
  operating activities:
    Bad debt                                                  2           --
    Depreciation and amortization                            42           24
  Changes in operating assets and liabilities:
    Accounts receivable                                     (13)         (45)
    Inventories                                              92           47
    Other current assets                                    (54)         (68)
    Accounts payable and accrued expenses                    (7)         (75)
                                                     -----------  -----------
Net cash used in operating activities                    (1,129)        (925)
                                                     -----------  -----------

INVESTING ACTIVITIES
Patent costs                                                (90)          (4)
Purchase of fixed assets                                    (50)         (30)
                                                     -----------  -----------
Net cash used in investing activities                      (140)         (34)
                                                     -----------  -----------

FINANCING ACTIVITIES                                         --            3
                                                     -----------  -----------
Proceeds from broker fee credit (2003 fundraising)           --            3
                                                     -----------  -----------
Net cash provided by financing activities

NET (DECREASE)INCREASEIN CASH AND CASH EQUIVALENTS       (1,269)        (956)
                                                     -----------  -----------
Cash and cash equivalents at beginning of period          4,265        6,515
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    2,996   $    5,559
                                                     ===========  ===========

See notes to condensed financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)


NOTE  1:  BASIS  OF  PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statement presentation. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Clean Diesel Technologies, Inc. (the "Company" or "CDT") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech").Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds a 10.6% interest in the Company as of March 31, 2005.

The Company is a specialty chemical and energy technology company supplying fuel additives and proprietary systems that reduce harmful emissions from internal combustion engines while improving fuel economy. The Company's Platinum Plus FBC fuel additive is registered with the EPA for on-highway use and is approved under the VERT-VSET procedure. The Platinum Plus FBC in combination with a diesel oxidation catalyst or a catalyzed wire mesh filter have both been verified by the EPA for retrofit emission reduction. The success of the Company's technologies will depend upon the market acceptance of the technologies and governmental regulations including corresponding foreign and state agencies.

NOTE  2:  SIGNIFICANT  ACCOUNTING  POLICIES

FOREIGN  CURRENCY

The US dollar is considered the functional currency for CDT.CDT maintains a UK bank account for its UK representative office. Foreign currency translation gains or losses are recognized in the period incurred, which is included in other income (expense) in the accompanying statements of operations. CDT recorded a foreign currency loss of $19,000 on its UK bank holdings as of March 31, 2005.

INVENTORIES

Inventories are stated at the lower of cost or market and consist of the following:

                               MARCH 31,   December 31,
  (in thousands)                 2005         2004
                              ----------  -------------
Finished Platinum Plus FBC    $      106  $         142
Platinum concentrate/metal           133            150
Hardware (ARIS and Purifier)          25             77
Other                                 31             18
                              ----------  -------------
Total inventory               $      295  $         387

REVENUE  RECOGNITION

Clean Diesel Technologies generates revenue from the sale of additives including the Platinum Plus FBC products and concentrate; hardware including the EPA verified Purifier System, ARIS injectors and dosing systems; and license and royalty fees from the ARIS 2000 System. CDT sells to end-user fleets, municipalities and construction companies, as well as fuel resellers, additive distribution companies and emission reduction companies.

CDT shipping terms are FOB shipping point and revenue is recognized when its products are shipped and collections are reasonably assured unless the purchase order or contract specifically requires CDT to provide installation of hardware. For hardware projects where CDT is responsible for installation either directly or indirectly (third-party contractor), revenue is recognized when the hardware is installed and/or accepted if the project requires inspection/acceptance.

License revenue is recognized when the license agreement is entered into, the license period commences, the technology rights, information and know-how have been transferred to the licensee and CDT does not have any ongoing responsibilities or performance requirements and collection is reasonably assured. Royalty income is recognized when earned.

During the third quarter of 2004, the RJM Corporation ceased operations and consequently their ARIS stationary license for the North American market reverted back to CDT and thus CDT will not receive any future royalties from RJM.CDT had previously received and recognized $1.1 million in license revenue from RJM in 2000 and 2001 for the exclusive ARIS stationary license in the North American market.

In April 2003, Clean Diesel Technologies completed a non-exclusive license agreement with Combustion Component Associates Inc. (CCA) of Monroe, Connecticut, for the mobile ARIS technology in the US for the remaining life of the patents, through 2018.Under terms of the agreement, CCA agreed to pay CDT a $150,000 non-refundable license fee and the licensee committed to spend an additional $100,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT also receives ongoing royalty payments on a per unit basis. CDT recognized the $150,000 license revenue in the second quarter of 2003, as there are no significant ongoing services required to be performed by CDT.

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

In August 2001, Clean Diesel Technologies completed an exclusive license agreement with Mitsui Ltd for CDT's ARIS 2000 NOx control system for all stationary diesel power generators in Japan for the remaining life of the patents, through 2018.Under the agreement, CDT received a nonrefundable up-front license payment of $495,000, and will receive ongoing standard royalties of between $1,500 and $2,500 on each system sold by Mitsui. CDT recognized the license payment as revenue in 2001, as there are no significant ongoing services to be performed by CDT.

In December 2002, Clean Diesel Technologies completed an additional exclusive license agreement with Mitsui for the mobile ARIS technology for Japan for the remaining life of the patents, through 2018. Under terms of the agreement Mitsui agreed to pay CDT a $250,000 license fee and Mitsui committed to spend an additional $200,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT recognized the $250,000 license revenue in the fourth quarter of 2002, as there are no significant ongoing services to be performed by CDT.

GEOGRAPHIC  INFORMATION

CDT sells its Platinum Plus additives and licenses its ARIS systems throughout the world. A geographic breakdown of revenue consists of the following:

                 First Quarter
(in thousands)   2005     2004
                ------  --------
REVENUE:
US              $  180  $     67
UK/Europe           12         0
Asia                 0       127
                ------  --------
Total Revenue   $  192  $    194

Foreign assets held by Clean Diesel Technologies consist of capitalized foreign patents net of accumulated amortization and are as follows:

                        MARCH 31,   December 31,
(in thousands)            2005          2004
                       ----------  -------------
US patents, net        $      106  $          79
Foreign patents, net          390            339
                       ----------  -------------
Total patents, net     $      496  $         418

PATENT  EXPENSE

CDT capitalizes all direct incremental costs associated with initial patent filing costs and amortizes the cost over the estimated remaining life of such patent. Patents are reviewed regularly and the remaining carrying value of any patents deemed not commercial or cost effective are written off. The expiration dates of CDT's patents, in numerous countries throughout the world, range from 2005 to 2022.

RESEARCH  AND  DEVELOPMENT  COSTS

Costs relating to the research, development and testing of products are charged to operations as they are incurred. These costs include test programs, salary and benefits, consultancy fees, materials and certain testing equipment.

GENERAL  AND  ADMINISTRATIVE  EXPENSE

General and administrative expense is summarized as the following:


                                             First Quarter
(in thousands)                               2005     2004
                                           ------  --------
Compensation and benefits                  $  763  $    534
Occupancy                                     112        82
Professional                                  182       104
Other                                         108        70
                                           ------  --------
Total general and administrative expense   $1,165  $    790


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

If compensation expense for CDT's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, CDT's net loss and basic and diluted loss per common share would have been as follows on a pro forma basis:

                                                             First Quarter
                                                            2005      2004
                                                          --------  ---------
Net loss attributable to common stockholders as reported  $(1,191)  $   (808)
Deduct: Total stock-based employee compensation expense
  determined under fair value-based method for all awards,
  net of related tax effects                                 (537)      (203)
                                                          --------  ---------
Pro forma net loss attributable to common stockholders    $(1,728)  $ (1,011)
Net loss per share attributable to common stockholders:
Basic and diluted net loss per common share-as reported   $ (0.07)  $  (0.05)
Basic and diluted per common share-pro forma              $ (0.10)  $  (0.06)

In March 2005, the Board of Directors elected to vest all employees outstanding, unvested 2003 option grants and up to 25,000 unvested 2004 option grants. Since the market price at the time of the vesting was below the option grant price no additional expense was recognized on the Company's statement of operations. The remaining compensation value for the 363,000 of accelerated unvested option grants was $498,000 and is included in the pro formatable above. The 363,000 of accelerated option grants represent less than 14 percent of the 2.7 million option grants outstanding and 81% of the accelerated option grants would have vested in 2005.

The CDT Board's decision to accelerate the vesting of these option grants was in response to the issuance by the FASB of SFAS No. 123R, "share based payment." As a result of this measure, CDT will not be required to recognize any compensation expense in the current year or future periods associated with these option grants.

In accordance with the provisions of SFAS No. 123, for purposes of the pro forma disclosure the estimated fair value of the options are amortized over the option vesting period. The application of the pro forma disclosures presented above is not representative of the effects SFAS No. 123 may have on operating results and earnings (loss) per share in future years due to the timing of stock option grants and considering that options vest over a period of two years (one third at grant, and one-third on the first and second anniversary respectively).

BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period. Diluted loss per share is computed similar to basic earnings per share, except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive using the treasury stock method. CDT's computation of diluted net loss per share does not include common share equivalents associated with 2,713,000 and 2,234,000 options, respectively, and 532,000 and 532,000 warrants, respectively for the 2005 and 2004 periods, as the result would be anti-dilutive.

STOCKHOLDERS'  EQUITY

Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective October 8, 2004, 426,500 shares of its common stock. The price of the common stock was 1.025 sterling (GBP) per share (approximately $1.82 per share).As part of the transaction, retired CEO Jeremy Peter-Hoblyn exchanged his deferred salary of $135,400 for 73,587 shares of CDT common stock. The proceeds of the common stock issuance, was $754,000 (net of $25,000 in expenses).

Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective September 28, 2004, 1,000,000 shares of its common stock. The price of the common stock was 1.025 sterling (GBP) per share (approximately $1.82 per share).The proceeds of the common stock issuance, was $1.789 million (net of $65,000 in expenses).

NOTE  3:  RELATED  PARTY  TRANSACTIONS

The Company has a Management and Services Agreement with Fuel Tech. The agreement requires CDT to reimburse Fuel Tech for management, services and administrative expenses incurred on our behalf. The Company has agreed to pay Fuel Tech a fee equal to an additional 3% of the costs paid on behalf of administration (approximately $500 for the quarter).Currently, and for the last three years CDT has reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT. The Company believes the charges under the Management and Services Agreement are reasonable and fair. The Management and Services Agreement may be cancelled by either party by notifying the other in writing of the cancellation on or before May 15 in any year.

NOTE  4:  COMMITMENTS

Clean Diesel Technologies leases 3,925 square feet of administrative office space at 300 Atlantic Street, Stamford, Connecticut. The five year lease through March 2009 has an annual cost of approximately $123,000, including rent, utilities and parking.

CDT has signed a four year lease (through July 2008) for 2,750 square feet of warehouse space in Milford, Connecticut. Annual rent including utilities will be approximately $21,000.

Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company pays Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $4.4 million in 2005 and declining annually to $3.3 million in 2006, $2.2 million in 2007 and $1.1 million in 2008. The Company as assignee and owner is responsible for maintaining the technology at its own expense. A royalty of $7,450 was paid to Fuel Tech for 2004 and the royalty payable to Fuel Tech at March 31, 2005 and 2004 is $2,404 and $1,418, respectively.

NOTE  5:  CONCENTRATION

For the quarter ended March 31, 2005, three customers accounted for 50% of the Company's revenue. For the comparable quarter in 2004, a different single customer accounted for65% of the Company's revenue.

                         CLEAN DIESEL TECHNOLOGIES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING  STATEMENTS

Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS  OF  OPERATIONS

2005  VERSUS  2004

Revenues and cost of revenue in the first quarter of 2005 were $192,000 and $110,000, respectively, versus $194,000 and $132,000, respectively. Revenues consist of the following:

                     First Quarter
(in thousands)       2005     2004
                    ------  --------
REVENUE:
Additive            $   95  $     57
Hardware                92       119
License & royalty        5        18
                    ------  --------

Total revenue       $  192  $    194

   In the foregoing table "Additive" includes the Platinum Plus FBC products and concentrate; "Hardware" includes the EPA verified Purifier System, ARIS injectors and dosing systems.

     CDT received EPA verification of its Purifier System (FBC and DOC) in October 2003, and a second verification for its catalyzed wire mesh filter system (FBC and CWMF) in June 2004.Clean Diesel Technologies has applied for verification for emission reduction by CARB for the CWMF/FBC system as well. The Platinum Plus FBC is registered with the EPA.

     Additive revenue has increased as a result of successful demonstration programs and sales of the verified Purifier System which requires the use of the Platinum Plus FBC. The slight decrease in hardware sales is primarily the result of the timing of ARIS injector sales mostly offset by higher Purifier sales.

     Clean Diesel Technologies identified a market opportunity for its urea selective catalytic reduction (SCR) system, The ARIS 2000, to reduce NOx in stationary power generation diesel engines. The ARIS 2000 NOx reduction system is a single-fluid injection and metering system complete with an electronic control unit that can be integrated with engine electronic and diagnostic systems. CDT's business strategy is to license the ARIS 2000 NOx reduction system to other companies for an up-front fee for the technology and information transfer and a separate on-going royalty per unit payment. CDT currently has an exclusive license agreement for both stationary and mobile ARIS applications with Mitsui Ltd for Japan. CDT has a non-exclusive license for both stationary and mobile ARIS applications in the United States with Combustion Components Associates of Monroe Connecticut. CDT previously had an ARIS stationary license agreement for North America with the RJM Corporation of Norwalk Connecticut, but as of August 2004 RJM was out of business and the ARIS license reverted back to CDT.CDT believes that the ARIS 2000 system can most effectively be commercialized through licensing several companies with a related business in these markets. Clean Diesel Technologies is actively seeking additional ARIS licensees for both mobile and stationary applications in the US, Europe and Asia.

     General and administrative expenses increased to $1,165,000 in 2005 from $790,000 in 2004 as summarized in the following table:

                                             First Quarter
(in thousands)                               2005     2004
                                            ------  --------
Compensation and benefits                   $  763  $    534
Occupancy                                      112        82
Professional                                   182       104
Other                                          108        70
                                            ------  --------

Total general and administrative expenses   $1,165  $    790

     Compensation and benefit expense increased as of the result of several staff additions in the second half of 2004 in the US and in Europe in 2005 related to increased sales and marketing efforts and a new CEO. Occupancy increased in 2005 as a result of the establishment of a UK representative office. Professional fees also increased primarily due to the creation of a technical advisory board, additional UK advisors and Sarbanes Oxley 404 compliance work.

     Research and development expenses decreased to $59,000 in 2005 from $80,000 in 2004. The decrease in research and development in 2005 is due to the timing of expenses and projects from year to year.

     Patent amortization and other costs increased to $39,000 in 2005 versus $12,000 in 2004.The 2005 increase is related to higher amortization related to prior period capitalization and non-capitalizable patent expenses.

     Interest income decreased to $9,000 in 2005 from $12,000 in 2004due to the higher amount of invested funds in the first quarter of 2004 related to the November 2003 fund-raising.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception aggregating $30,606,000 (excluding the effect of the non-cash preferred stock dividends on preferred shares prior to conversion to common).The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although the Company started selling limited quantities of Platinum Plus additive and the verified Purifier system and generating some ARIS licensing fees and royalties, operating revenue to date has been insufficient to cover operating expenses and the Company continues to be dependent upon proceeds from fund raising to finance its working capital requirements.

For the three months ended March 31, 2005 and 2004, the Company used cash of $1,129,000 and $925,000 respectively, in operating activities.

At March 31, 2005 and December 31, 2004, the Company had cash and cash equivalents of $2,996,000 and $4,265,000, respectively. The decrease in cash and cash equivalents in 2005 was the result of limited revenues and on-going operating costs. The Company anticipates incurring additional losses through at least 2005 as it further pursues its commercialization efforts.

In October 2004, Clean Diesel Technologies received $754,000 (net of $25,000 in expenses) through a private placement of 426,500 shares of its Common Stock. The price of the common stock was 1.025 GBP per share (approximately $1.82 per share).The proceeds of the common stock issuance are being used for the general corporate purposes of Clean Diesel Technologies.

In September 2004, Clean Diesel Technologies received $1.789 million (net of $65,000 in expenses) through a private placement of 1,000,000 shares of its common stock. The price of the common stock was 1.025 GBP per share
(approximately $1.82 per share).The proceeds of the common stock issuance are being used for the general corporate purposes of Clean Diesel Technologies.

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

At the present time, the Company cannot estimate when, or if, its operations will generate positive cash flows from operations. The Company does not have any credit facilities available with financial institutions or other third parties. If the Company cannot generate cash flow from operations, CDT will be dependent upon external sources of best-efforts financing, of which there are no firm commitments or arrangements. Based on the current operating plan, management believes that the cash balance as of March 31, 2005 of $2.996 million will be sufficient to meet the cash needs into the first quarter of 2006.In the future, unless operating revenues are sufficient to meet operating expenses, the Company may need to access capital markets to fund operations by incurring indebtedness or issuing equity securities. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, it will be on acceptable terms. If management is unable to obtain the necessary financing from external sources, the Company may need to manage any cash shortfalls by taking measures which may include deferring or reducing the scope of commercialization efforts, reducing costs and overhead expenses, or otherwise curtailing operations, or obtaining funds by a disposition of assets or through arrangements with others that may require CDT to relinquish rights to certain of its technologies, or to license the rights to such technologies on terms that are less favorable to CDT than might otherwise be available.

ITEM 3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, the Company is not subject to any significant market risk exposure.

The Company generally receives most income in United States dollars. The Company typically makes several payments monthly in various foreign currencies for patent expenses, product tests and registration, local marketing and promotion, consultants and employees.

ITEM 4.     CONTROLS  AND  PROCEDURES

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on form 10Q.The Company's principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

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



Date: May 16, 2005                   By:  /s/Bernhard  Steiner
                                          --------------------
                                          Bernhard Steiner
                                          Director and
                                          Chief Executive Officer



Date: May 16, 2005                   By:  /s/David  W.  Whitwell
                                          ----------------------
                                          David W. Whitwell
                                          Chief Financial Officer,
                                          Vice President and Treasurer