Form 10-Q
period 2005-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2005-08-12
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______

     Commission file number:   0-27432
                             ------------


                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     06-1393453
        --------------                                ---------------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

Clean Diesel Technologies, Inc.
300 Atlantic Street - Suite 702
Stamford, CT                                            06901-3522
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

                                    Yes  X     No
                                        ---       ---


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    Yes        No  X
                                        ---       ----

As of August 11, 2005, there were outstanding 17,193,047 shares of Common Stock, par value $0.05 per share, of the registrant.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                  Form 10-Q for the Quarter Ended June 30, 2005

                                      INDEX

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

           Balance Sheets as of June 30, 2005 (Unaudited),                  3
           and December 31, 2004

           Statements of Operations for the Three and Six Months            4
           Ended June 30, 2005 and 2004 (Unaudited)

           Statements of Cash Flows for the Three and Six Months            5
           Ended June 30, 2005 and 2004 (Unaudited)

           Notes to Financial Statements                                    6

Item 2.    Management's Discussion and Analysis of                         11
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      13

Item 4.    Controls and Procedures                                         13


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES & CERTIFICATIONS

PART I.     FINANCIAL INFORMATION
Item 1.     Condensed Financial Statements

                            CLEAN DIESEL TECHNOLOGIES, INC.

                               CONDENSED BALANCE SHEETS

                                                           (in thousands, except share data)
                                                                JUNE 30,      December 31,
                                                          ----------------------------------
                                                                 2005            2004
                                                             (Unaudited)
                                                          ----------------  ----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                 $         1,525   $         4,265
Accounts receivable, net of allowance of $18 and $12 in
  2005 and 2004, respectively                                         255               145
Inventories                                                           338               387
Other current assets                                                  113                71
                                                          ----------------  ----------------
TOTAL CURRENT ASSETS                                                2,231             4,868
Patents, net                                                          537               418
Fixed assets, net of accumulated depreciation of $246 in
  2005 and $188 in 2004, respectively                                 203               200
Other assets                                                           27                27
                                                          ----------------  ----------------
TOTAL ASSETS                                              $         2,998   $         5,513
                                                          ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                 282               391
                                                          ----------------  ----------------
TOTAL CURRENT LIABILITIES                                             282               391

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.05 per share,
100,000 shares authorized, no shares issued
  and  outstanding                                                     --                --
Common Stock, par value $0.05 per share, authorized
  30,000,000 shares, issued and outstanding
  17,193,047 and 17,165,868 shares respectively                       860               858
Additional paid-in capital                                         38,500            38,431
Accumulated deficit                                               (36,644)          (34,167)

                                                          ----------------  ----------------
TOTAL STOCKHOLDERS' EQUITY                                          2,716             5,122
                                                          ----------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $         2,998   $         5,513
                                                          ================  ================

See notes to condensed financial statements.

                           CLEAN DIESEL TECHNOLOGIES, INC.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                         (in thousands except per share data)


                                                 Three Months Ended       Six Months Ended
                                                      June 30,                June 30,
                                                  2005        2004        2005        2004
                                               ----------  ----------  ----------  ----------
Revenue:
Additive revenue                               $      91   $      56   $     186   $     113
Hardware revenue                                     166          25         258         144
License and royalty revenue                           11          12          16          30
                                               ----------  ----------  ----------  ----------
Total revenue                                        268          93         460         287

Costs and expenses:
Cost of revenue                                      161          53         271         185
General and administrative                         1,210         821       2,375       1,611
Research and development                              88          90         147         170
Patent amortization and other expense                 25          27          64          39
                                               ----------  ----------  ----------  ----------

Loss from operations                              (1,216)       (898)     (2,397)     (1,718)
Other income (expense):
Foreign currency exchange gain/(loss)                (75)                    (94)
Interest income                                        5          13          14          25
                                               ----------  ----------  ----------  ----------

Net loss attributable to common stockholders   $  (1,286)  $    (885)  $  (2,477)  $  (1,693)
                                               ==========  ==========  ==========  ==========

Basic and diluted loss per common share        $   (0.07)  $   (0.06)  $   (0.14)  $   (0.11)
                                               ==========  ==========  ==========  ==========

Weighted average number of common shares
  outstanding - basic and diluted                 17,171      15,679      17,168      15,679
                                               ==========  ==========  ==========  ==========

See notes to financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         (in thousands)

                                                        Six Months Ended
                                                            June 30,
                                                         2005      2004
                                                       --------  --------
OPERATING ACTIVITIES
Net loss                                               $(2,477)  $(1,693)
Adjustments to reconcile net loss to cash used in
  operating activities:
    Bad debt                                                 6        --
    Depreciation and amortization                           83        61
  Changes in operating assets and liabilities:
    Accounts receivable                                   (116)       35
    Inventories                                             49       (55)
    Other current assets                                   (42)      (22)
    Accounts payable and accrued expenses                  (38)      (62)
                                                       --------  --------
Net cash used in operating activities                   (2,535)   (1,736)
                                                       --------  --------

INVESTING ACTIVITIES
Patent costs                                              (145)      (48)
Purchase of fixed assets                                   (60)     (105)
                                                       --------  --------
Net cash used in investing activities                     (205)     (153)
                                                       --------  --------

FINANCING ACTIVITIES
Proceeds from broker fee credit (2003 fundraising)          --         3
                                                       --------  --------
Net cash provided by financing activities                   --         3
                                                       --------  --------

NET (DECREASE)INCREASE  IN CASH AND CASH EQUIVALENTS    (2,740)   (1,886)
                                                       --------  --------
Cash and cash equivalents at beginning of period         4,265     6,515
                                                       --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 1,525   $ 4,629
                                                       ========  ========

Non-cash financing activities
    Accrued expenses settled in common stock           $    71

See notes to condensed financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statement presentation. For further information, refer to the Financial Statements and footnotes thereto included in CDT's Annual Report on Form 10-K for the year ended December 31, 2004.

Clean Diesel Technologies, Inc. ("CDT") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of CDT's Common Stock that reduced its ownership in CDT to 27.6%. Fuel Tech currently holds a 10.6% interest in CDT as of June 30, 2005.

CDT is a specialty chemical and energy technology company supplying fuel additives and proprietary systems that reduce harmful emissions from internal combustion engines while improving fuel economy. CDT's Platinum Plus FBC fuel additive, in the US, is registered with the EPA for on-highway use and in Europe, is approved under the VERT-VSET procedure. The Platinum Plus FBC in combination with a diesel oxidation catalyst or a catalyzed wire mesh filter have both been verified by the EPA for retrofit emission reduction. The success of CDT's technologies will depend upon the market acceptance of the technologies and governmental regulations including corresponding foreign and state agencies.

At the present time, CDT cannot estimate when, or if, its operations will generate positive cash flows from operations. CDT does not have any credit facilities available with financial institutions or other third parties. If CDT cannot generate cash flow from operations, CDT will be dependent upon external sources of best-efforts financing, of which there are no firm commitments or arrangements. Based on the current operating plan, management believes that the cash balance as of June 30, 2005 of $1,525,000 will be sufficient to meet the cash needs into the fourth quarter of 2005. In the future, unless operating revenues are sufficient to meet operating expenses, CDT will need to access capital markets to fund operations by incurring indebtedness or issuing equity securities. CDT is being assisted by its UK nominated broker, J.M. Finn and a US based investment advisor, Dominick and Dominick LLC in securing additional funding.

CDT can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, it will be on acceptable terms. If management is unable to obtain the necessary financing from external sources, CDT may need to manage any cash shortfalls by taking measures which may include deferring or reducing the scope of commercialization efforts, reducing costs and overhead expenses, or otherwise curtailing operations, or obtaining funds by a disposal of assets or through arrangements with others that may require CDT to relinquish rights to certain of its technologies, or to license the rights to such technologies on terms that are less favorable to CDT than might otherwise be available. If CDT is unable to generate cash from operations or find alternative sources of funding, it would have an adverse impact on liquidity and operations and CDT may be unable to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result from the outcome of this uncertainty.


NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

FOREIGN CURRENCY

The US dollar is considered the functional currency for CDT. CDT maintains a sterling bank account for its UK representative office. Foreign currency translation gains or losses are recognized in the period incurred, which is included in other income (expense) in the accompanying statements of operations. CDT recorded a foreign currency loss on its UK bank holdings of $75,000 and $94,000 in the second quarter 2005 and year to date, respectively.

INVENTORIES

Inventories are stated at the lower of cost or market and consist of the following:

                                      JUNE 30,    December 31,
       (in thousands)                  2005           2004
                                   -------------  -------------
     Finished Platinum Plus FBC    $         123  $         142
     Platinum concentrate/metal              122            150
     Hardware (ARIS and Purifier)             55             77
     Other                                    38             18
                                   -------------  -------------
     Total inventory               $         338  $         387


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

In April 2003, Clean Diesel Technologies completed a non-exclusive license agreement with Combustion Component Associates Inc. (CCA) of Monroe, Connecticut, for the mobile ARIS technology in the US for the remaining life of the patents, through 2018. Under terms of the agreement, CCA agreed to pay CDT a $150,000 non-refundable license fee and the licensee committed to spend an additional $100,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT also receives ongoing royalty payments on a per unit basis. CDT recognized the $150,000 license revenue in the second quarter of 2003, as there are no significant ongoing services required to be performed by CDT.

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

In May 2005, CDT and Mitsui Ltd mutually agreed to transfer both Mitsui's exclusive ARIS mobile and stationary licenses to DENOX Inc of Japan. DENOX is a former joint venture of Mitsui. No additional license fees or payments were involved and DENOX agreed to same per unit royalties and terms of the original license agreement.

GEOGRAPHIC INFORMATION

CDT sells its Platinum Plus additives and licenses its ARIS systems throughout the world. A geographic breakdown of revenue consists of the following:

                      Second Quarter       Year to Date
     (in thousands)   2005     2004       2005      2004
                    --------  --------  --------  --------
     REVENUE:
     US             $    247  $     55  $    427  $    122
     UK/Europe             8         0        20         0
     Asia                 13        38        13       165
                    --------  --------  --------  --------
     Total Revenue  $    268  $     93  $    460  $    287

Foreign assets held by Clean Diesel Technologies consist of capitalized foreign patents net of accumulated amortization and are as follows:

                               JUNE 30,      December 31,
     (in thousands)              2005            2004
                            --------------  --------------
     US patents, net        $          114  $           79
     Foreign patents, net              423             339
                            --------------  --------------
     Total patents, net     $          537  $          418

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

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense is summarized as the following:

                                            Second Quarter       Year to Date
(in thousands)                              2005      2004      2005      2004
                                          --------  --------  --------  --------
Compensation and benefits                 $    791  $    544  $  1,554  $  1,078
Occupancy                                      129       104       241       186
Professional                                   216       118       398       222
Other                                           74        55       182       125
                                          --------  --------  --------  --------
Total general and administrative expense  $  1,210  $    821  $  2,375  $  1,611

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

If compensation expense for CDT's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, CDT's net loss and basic and diluted loss per common share would have been as follows on a pro forma basis:

                                                                          Second Quarter       6 months YTD
                                                                          2005      2004      2005      2004
                                                                        --------  --------  --------  --------
          Net loss attributable to common stockholders as reported      $(1,286)  $  (885)  $(2,477)  $(1,693)
          Deduct: Total stock-based employee compensation expense
              determined under fair value-based method for all awards,
              net of related tax effects                                 (   80)     (119)     (617)     (323)
                                                                        --------  --------  --------  --------
          Pro forma net loss attributable to common stockholders        $(1,366)  $(1,004)  $(3,094)  $(2,016)
          Net loss per share attributable to common stockholders:
          Basic and diluted net loss per common share-as reported       $ (0.07)  $ (0.06)  $ (0.14)  $ (0.11)
          Basic and diluted per common share-pro forma                  $(0. 08)  $ (0.06)  $ (0.18)  $ (0.13)

In June 2005 upon his election to CDT's Board of Directors at its annual general meeting, John McCloy II was awarded 50,000 options at the current market price of $1.575. As with CDT's policy, non-executive director's options fully vest upon grant and using the Black-Scholes option valuation model a non-cash compensation value of $59,000 was calculated and included in the above pro forma table.

In March 2005, the Board of Directors elected to vest all employees outstanding, unvested 2003 option grants and up to 25,000 unvested 2004 option grants. Since the market price at the time of the vesting was below the option grant price no additional expense was recognized on CDT's statement of operations. The remaining compensation value for the 363,000 of accelerated unvested option grants was $498,000 and is included in the pro forma table above. The 363,000 of accelerated option grants represent less than 14 percent of the 2.7 million option grants outstanding and 81% of the accelerated option grants would have vested in 2005.

The CDT Board's decision to accelerate the vesting of these option grants was in response to the issuance by the FASB of SFAS No. 123R, "share based payment." As a result of this measure, CDT will not be required to recognize any compensation expense in the current year or future periods associated with these option grants.

In accordance with the provisions of SFAS No. 123, for purposes of the pro forma disclosure the estimated fair value of the options are amortized over the option vesting period. The application of the pro forma disclosures presented above is not representative of the effects SFAS No. 123 may have on operating results and earnings (loss) per share in future years due to the timing of stock option grants and considering that options vest over a period of two years for employees (one third at grant, and one-third on the first and second anniversary respectively) and immediately for directors.

BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period. Diluted loss per share is computed similar to basic earnings per share, except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive using the treasury stock method. CDT's computation of diluted net loss per share does not include common share equivalents associated with 2,763,000 and 2,235,000 options, respectively, and 507,000 and 532,000 warrants, respectively for the 2005 and 2004 periods, as the result would be anti-dilutive.

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

Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective September 28, 2004, 1,000,000 shares of its common stock. The price of the common stock was 1.025 sterling (GBP) per share (approximately $1.82 per share). The proceeds of the common stock issuance, was $1.789 million (net of $65,000 in expenses).

NOTE 3:  RELATED PARTY TRANSACTIONS

CDT has a Management and Services Agreement with Fuel Tech. The agreement requires CDT to reimburse Fuel Tech for management, services and administrative expenses incurred on our behalf. CDT has agreed to pay Fuel Tech a fee equal to an additional 3% of the costs paid on behalf of administration (approximately $500 for the quarter). Currently, and for the last three years CDT has reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT. CDT believes the charges under the Management and Services Agreement are reasonable and fair. The Management and Services Agreement may be cancelled by either party by notifying the other in writing of the cancellation on or before May 15 in any year.

NOTE  4:  COMMITMENTS

Clean Diesel Technologies leases 3,925 square feet of administrative office space at 300 Atlantic Street, Stamford, Connecticut. The five year lease through March 2009 has an annual cost of approximately $123,000, including rent, utilities and parking.

CDT leases 400 square feet of administrative space at 23 Bourne House, 475 Godstone Road in Surrey England. The two and half year lease through September 2007 has an annual cost of approximately $33,000 including utilities and communication services.

CDT has signed a four year lease (through July 2008) for 2,750 square feet of warehouse space in Milford, Connecticut. Annual rent including utilities will be approximately $21,000.

Effective October 28, 1994, Fuel Tech granted two licenses to CDT for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, CDT pays Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to Fuel Tech by payment of $4.4 million in 2005 and declining annually to $3.3 million in 2006, $2.2 million in 2007 and $1.1 million in 2008. CDT as assignee and owner is responsible for maintaining the technology at its own expense. A royalty of $7,450 was paid to Fuel Tech for 2004 and the royalty payable to Fuel Tech at June 30, 2005 and 2004 is $ 4,663 and $2,750, respectively.

NOTE  5:  CONCENTRATION

For the quarter and six months ended June 30, 2005, one customer accounted for 55% and 32% of CDT's revenue. For the comparable quarter and six month period in 2004, a different single customer accounted for 41% and 57% of CDT's revenue.


NOTE  6:  ISSUANCE  OF  STOCK  TO  DIRECTOR  FOR  DIRECTOR'S  FEES

In June 2005 CDT issued 27,000 shares of common stock for payment of the $71,000 of accrued 2004 non-executive director's fees due to the director. The shares are determined based on the average of the high and low price of the stock each quarter.

                         CLEAN DIESEL TECHNOLOGIES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in CDT's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in CDT's Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

2005 VERSUS 2004

Revenues and cost of revenue in the second quarter of 2005 were $268,000 and $161,000, respectively, versus 2004 revenues and cost of revenues of $93,000 and $53,000, respectively. For the six months to date, 2005 revenue and cost of revenue were $460,000 and $271,000, respectively, versus $287,000 and $185,000, respectively for the same six month period in 2004. Revenues consist of the following:

                                     Second Quarter      Year to Date
     (in thousands)                 2005      2004      2005      2004
                                  --------  --------  --------  --------
     REVENUE:
     Additive revenue             $     91  $     56  $    186  $    113
     Hardware revenue                  166        25       258       144
     License and royalty revenue        11        12        16        30
                                  --------  --------  --------  --------
     Total Revenue                $    268  $     93  $    460  $    287

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

Additive revenue has increased in the second quarter 2005 and year to date as a result of successful demonstration programs and sales of the verified Purifier System which requires the use of the Platinum Plus FBC. Hardware sales of the Purifier system increased in the second quarter and year to date as a result of the completion of the State of Pennsylvania grant project.

Clean Diesel Technologies identified a market opportunity for its urea selective catalytic reduction (SCR) system, The ARIS 2000, to reduce NOx in stationary power generation diesel engines. The ARIS 2000 NOx reduction system is a single-fluid injection and metering system complete with an electronic control unit that can be integrated with engine electronic and diagnostic systems. CDT's business strategy is to license the ARIS 2000 NOx reduction system to other companies for an up-front fee for the technology and information transfer and a separate on-going royalty per unit payment. CDT currently has an exclusive license agreement for both stationary and mobile ARIS applications for Japan with DENOX Inc (transferred from Mitsui Ltd in May 2005). CDT has a non-exclusive license for both stationary and mobile ARIS applications in the United States with Combustion Components Associates of Monroe, Connecticut. CDT previously had an ARIS stationary license agreement for North America with the RJM Corporation of Norwalk Connecticut, but as of August 2004 RJM was out of business and the ARIS license reverted back to CDT. CDT believes that the ARIS 2000 system can most effectively be commercialized through licensing several companies with a related business in these markets. Clean Diesel Technologies is actively seeking additional ARIS licensees for both mobile and stationary applications in the US, Europe and Asia.

General and administrative expenses increased $389,000 to $1,210,000 in the second quarter 2005 from $821,000 in 2004 and year to date the increase was 764,000 to $2,375,000 versus $1,611,000 in the same 2004 period as summarized in the following table:

                                            Second Quarter       Year to Date
(in  thousands)                             2005      2004      2005      2004
                                          --------  --------  --------  --------
Compensation and benefits                 $    791  $    544  $  1,554  $  1,078
Occupancy                                      129       104       241       186
Professional                                   216       118       398       222
Other                                           74        55       182       125
                                          --------  --------  --------  --------
Total general and administrative expense  $  1,210  $    821  $  2,375  $  1,611

Compensation and benefit expense increased as a result of several staff additions in the second half of 2004 in the US and in Europe in 2005 related to increased sales and marketing efforts and a new CEO. Occupancy increased in 2005 as a result of the establishment of a UK representative office. Professional fees also increased primarily due to the creation of a technical advisory board, additional UK advisors and Sarbanes Oxley section 404 compliance work.

 Research and development expenses decreased $2,000 to $88,000 in the second quarter 2005 from $90,000 in 2004. For the six months year to date in 2005 research and development decreased $23,000 to $147,000 from $170,000 in 2004. The decrease in research and development in 2005 is due to the timing of expenses and projects from year to year.

Patent amortization and other costs decreased to $25,000 in the second quarter 2005 versus $27,000 in 2004. For the six months to date in 2005 patent amortization and other costs increased to $64,000 from $39,000 in 2004. The 2005 increase is related to higher amortization related to prior period capitalization and non-capitalizable patent expenses.

Interest income decreased to $5,000 in the second quarter 2005 from $13,000 in 2004. For the six months to date in 2005 interest income decreased to $14,000 from $25,000 in 2004. The decrease is due to the higher amount of invested funds in the first quarter of 2004 related to the November 2003 fund-raising.

LIQUIDITY AND SOURCES OF CAPITAL

Prior to 2000, CDT was primarily engaged in research and development and has incurred losses since inception aggregating $31,892,000 (excluding the effect of the non-cash preferred stock dividends on preferred shares prior to conversion to common). CDT expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although CDT started selling limited quantities of Platinum Plus additive and the verified Purifier system and generating some ARIS licensing fees and royalties, operating revenue to date has been insufficient to cover operating expenses and CDT continues to be dependent upon proceeds from fund raising to finance its working capital requirements.

For the six months ended June 30, 2005 and 2004, CDT used cash of $2,535,000 and $1,736,000 respectively, in operating activities.

At June 30, 2005 and December 31, 2004, CDT had cash and cash equivalents of $1,525,000 and $4,265,000, respectively. The decrease in cash and cash equivalents in 2005 was the result of limited revenues and on-going operating costs. CDT anticipates incurring additional losses through at least 2005 as it further pursues its commercialization efforts.

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

At the present time, CDT cannot estimate when, or if, its operations will generate positive cash flows from operations. CDT does not have any credit facilities available with financial institutions or other third parties. If CDT cannot generate cash flow from operations, it will be dependent upon external sources of best-efforts financing, of which there are no firm commitments or arrangements. Based on the current operating plan, management believes that the cash balance as of June 30, 2005 of $1,525,000 will be sufficient to meet the cash needs into the fourth quarter of 2005. In the future, unless operating revenues are sufficient to meet operating expenses, CDT will need to access capital markets to fund operations by incurring indebtedness or issuing equity securities. CDT is being assisted by its UK nominated broker, J.M. Finn and a US based investment advisor, Dominick and Dominick LLC in securing additional funding.

CDT can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, it will be on acceptable terms. If management is unable to obtain the necessary financing from external sources, CDT may need to manage any cash shortfalls by taking measures which may include deferring or reducing the scope of commercialization efforts, reducing costs and overhead expenses, or otherwise curtailing operations, or obtaining funds by a disposition of assets or through arrangements with others that may require CDT to relinquish rights to certain of its technologies, or to license the rights to such technologies on terms that are less favorable to CDT than might otherwise be available. If CDT is unable to generate cash from operations or find alternative sources of funding, it would have an adverse impact on liquidity and operations and CDT may be unable to continue as a going concern.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, CDT is not subject to any significant market risk exposure.

CDT generally receives most income in United States dollars. CDT typically makes several payments monthly in various foreign currencies for patent expenses, product tests and registration, local marketing and promotion, consultants and employees.

ITEM 4.     CONTROLS AND PROCEDURES

CDT maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in it's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. CDT's management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of it's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on form 10Q. CDT's principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

There was no change in CDT's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on form 10Q that has materially affected, or is reasonably likely to materially affect, CDT's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings
            None

Item 2.     Changes in Securities
            None

Item 3.     Defaults upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders

At the June 9, 2005 Annual Meeting of Stockholders of CDT, the holders of 8,888,389 shares of CDT's common stock were present in person or by proxy. This attendance was, according to the records of CDT's Transfer Agent, 51.8% of the total of 17,165,867 shares as of the record date of April 12, 2005.

     (i) the proposal to elect the seven nominees as directors was approved by a vote with respect to each individual, as follows:

                         Shares     Shares
Name                       For     Withheld
----                     ------    --------
Derek R. Gray           8,858,124    30,265
John A. De Havilland    8,858,124    30,265
Charles W. Grinnell     8,858,124    30,265
John J, McCloy, II      8,858,024    30,365
Jeremy D. Peter-Hoblyn  8,857,924    30,465
Bernhard Steiner        8,858,124    30,265
James M. Valentine      8,823,524    64,865

     (ii) the proposal to ratify the appointment of Eisner LLP as independent auditors of CDT for the year 2005 was approved by a vote of 8,886,739 shares for, 1,422 shares against and no abstentions.

Item 5.     Other Information

TESTING FOR EPA CONFIRMS EMISSIONS SUBSTANTIALLY LOWER THAN STANDARDS

As previously announced in May 2005, CDT reported results addressing the EPA (US Environmental Protection Agency) questions on the use of its fuel borne catalyst
(FBC). Testing results from two independent EPA-accepted laboratories showed less than one percent of the platinum emitted is in a potentially allergenic form which is similar to reported amounts for platinum emissions from autocats and diesel catalysts currently in use worldwide.

The ambient levels of soluble platinum from the use of the Platinum Plus FBC are hundreds to thousands of times below the most stringent standards published for safe exposure on a regular basis using an industry-accepted urban canyon model and assuming varying levels of FBC market penetration. The independent testing results have been submitted to EPA.

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



Date: August 12, 2005                   By:  /s/Bernhard Steiner
                                             --------------------------------
                                             Bernhard Steiner
                                             Director  and
                                             Chief Executive Officer



Date: August 12, 2005                   By:  /s/David W. Whitwell
                                             --------------------------------
                                             David W. Whitwell
                                             Chief Financial Officer,
                                             Vice President and Treasurer