Form 10-Q
period 2005-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2005-11-14
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 2005

                                       or

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

As of November 10, 2005, there were outstanding 17,193,047 shares of Common Stock, par value $0.05 per share, of the registrant.

    =========================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.

               Form 10-Q for the Quarter Ended September 30, 2005

                                      INDEX

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements

              Balance Sheets as of September 30, 2005 (Unaudited),            3
              and December 31, 2004

              Statements of Operations for the Three and Nine Months          4
              Ended September 30, 2005 and 2004 (Unaudited)

              Statements of Cash Flows for the Three and Nine Months          5
              Ended September 30, 2005 and 2004 (Unaudited)

              Notes to Financial Statements                                   6

Item 2.       Management's Discussion and Analysis of                        12
              Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk     14

Item 4.       Controls and Procedures                                        14


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

                              CLEAN DIESEL TECHNOLOGIES, INC.

                                 CONDENSED BALANCE SHEETS

                                                          (in thousands, except share data)
                                                            SEPTEMBER 30,     December 31,
                                                          ---------------------------------
                                                                2005             2004
                                                             (Unaudited)
                                                          ----------------  ---------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                 $           494   $        4,265
Accounts receivable, net of allowance of $8 and $12 in
  2005 and 2004, respectively                                         101              145
Inventories                                                           265              387
Other current assets                                                   85               71
                                                          ----------------  ---------------

TOTAL CURRENT ASSETS                                                  945            4,868
Patents, net                                                          530              418
Fixed assets, net of accumulated depreciation of $233 in
  2005 and $188 in 2004, respectively                                 193              200
Other assets                                                           27               27
                                                          ----------------  ---------------
TOTAL ASSETS                                              $         1,695   $        5,513
                                                          ================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                 468              391
                                                          ----------------  ---------------
TOTAL CURRENT LIABILITIES                                             468              391

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.05 per share,
100,000 shares authorized, no shares issued
  and  outstanding                                                     --               --
Common Stock, par value $0.05 per share, authorized
  30,000,000 shares, issued and outstanding
    17,193,047 and 17,165,868 shares respectively                     860              858
Additional paid-in capital                                         38,500           38,431
Accumulated deficit                                               (38,133)         (34,167)
                                                          ----------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                          1,227            5,122
                                                          ----------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $         1,695   $        5,513
                                                          ================  ===============

See notes to condensed financial statements.

                                 CLEAN DIESEL TECHNOLOGIES, INC.
                                CONDENSED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
                                                  2005         2004         2005         2004
                                               -----------  -----------  -----------  -----------
Revenue:
Additive revenue                               $       97   $       88   $      283   $      199
Hardware revenue                                       56          135          314          280
License and royalty revenue                            13           18           29           49
                                               -----------  -----------  -----------  -----------
Total revenue                                         166          241          626          528

Costs and expenses:
Cost of revenue                                       102          149          373          334
General and administrative                          1,260        1,150        3,635        2,761
Research and development                              222          174          369          344
Patent amortization and other expense                  61           22          125           61
                                               -----------  -----------  -----------  -----------

Loss from operations                               (1,479)      (1,254)      (3,876)      (2,972)
Foreign currency exchange gain/(loss)                 (12)          --         (106)          --
Interest income                                         2           11           16           36
                                               -----------  -----------  -----------  -----------

Net loss attributable to common stockholders   $   (1,489)  $   (1,243)  $   (3,966)  $   (2,936)
                                               ===========  ===========  ===========  ===========

Basic and diluted loss per common share        $    (0.09)  $    (0.08)  $    (0.23)  $    (0.19)
                                               ===========  ===========  ===========  ===========

Weighted average number of common shares
  outstanding - basic and diluted                  17,193       15,757       17,176       15,719
                                               ===========  ===========  ===========  ===========

See notes to condensed financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           (in thousands)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          2005         2004
                                                       -----------  -----------
OPERATING ACTIVITIES
Net loss                                               $   (3,966)  $   (2,936)
Adjustments to reconcile net loss to cash used in
  operating activities:
    Bad debt                                                    9           --
    Depreciation and amortization                             126           95
    Write-off inventory and patents                            76           --
  Changes in operating assets and liabilities:
    Accounts receivable                                        35          (63)
    Inventories                                                79         (123)
    Other current assets                                      (14)          10
    Accounts payable and accrued expenses                     148          347
                                                       -----------  -----------
Net cash used in operating activities                      (3,507)      (2,670)
                                                       -----------  -----------

INVESTING ACTIVITIES
Patent costs                                                 (185)         (82)
Purchase of fixed assets                                      (79)        (143)
                                                       -----------  -----------
Net cash used in investing activities                        (264)        (225)
                                                       -----------  -----------

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                              1,785
Proceeds from broker fee credit (2003 fundraising)             --            3
                                                       -----------  -----------
Net cash provided by financing activities                      --        1,788
                                                       -----------  -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (3,771)      (1,107)
                                                       -----------  -----------
Cash and cash equivalents at beginning of period            4,265        6,515
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $      494   $    5,408
                                                       ===========  ===========


Non-cash activities
  Accrued expenses settled in common stock             $       71   $       57


See notes to condensed financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


NOTE  1:  BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statement presentation. For further information, refer to the Financial Statements and footnotes thereto included in CDT's Annual Report on Form 10-K for the year ended December 31, 2004.

Clean Diesel Technologies, Inc. ("CDT") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of CDT's Common Stock that reduced its ownership in CDT to 27.6%. Fuel Tech currently holds a 10.6% interest in CDT as of September 30, 2005.

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

At the present time, CDT cannot estimate when, or if, its operations will generate positive cash flows from operations. CDT does not have any credit facilities available with financial institutions or other third parties. If CDT cannot generate cash flow from operations, CDT will be dependent upon external sources of best-efforts financing, of which there are no firm commitments or arrangements. Based on the current operating plan, the $6.0 million net fundraising from a private common stock placing completed on November 7, 2005 (see Note 7) and the cash balance of $494,000 as of September 30, 2005 management believes it has sufficient resources to meet the cash needs of Clean Diesel into the first quarter of 2007. In the future, unless operating revenues are sufficient to meet operating expenses, CDT will need to access capital markets to fund operations by incurring indebtedness or issuing equity securities.

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

NOTE  2:  SIGNIFICANT ACCOUNTING POLICIES

FOREIGN CURRENCY

The US dollar is considered the functional currency for CDT. CDT maintains a sterling bank account for its UK representative office. Foreign currency translation gains or losses are recognized in the period incurred. CDT recorded a foreign currency loss on its UK bank holdings of $12,000 and $106,000 in the third quarter 2005 and year to date, respectively.

INVENTORIES

Inventories are stated at the lower of cost or market and consist of the following:

                                SEPTEMBER 30,   December 31,
  (in thousands)                    2005           2004
                               --------------  -------------
Finished Platinum Plus FBC     $           71  $         142
Platinum concentrate/metal                 74            150
Hardware (ARIS and Purifier)               65             77
Other                                      55             18
                               --------------  -------------
Total inventory                $          265  $         387


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

GEOGRAPHIC INFORMATION

CDT sells its Platinum Plus additives and licenses its ARIS systems throughout the world. A geographic breakdown of revenue consists of the following:

                     Third Quarter    Year to Date
     (in thousands)   2005    2004    2005    2004
                     ------  ------  ------  ------
     REVENUE:
     US              $  104  $  180  $  531  $  302
     UK/Europe            8       0      28       0
     Asia                54      61      67     226
                     ------  ------  ------  ------

     Total Revenue   $  166  $  241  $  626  $  528


Foreign assets held by Clean Diesel Technologies consist of capitalized foreign patents net of accumulated amortization and are as follows:

                             SEPTEMBER 30,    December 31,
     (in thousands)              2005            2004
                            --------------  --------------
     US patents, net        $          127  $           79
     Foreign patents, net              403             339
                            --------------  --------------
     Total patents, net     $          530  $          418

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

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense is summarized as the following:

                                            Third Quarter      Year to Date
(in  thousands)                              2005    2004     2005     2004
                                           -------  -------  -------  -------
Compensation and benefits                  $   809  $   580  $ 2,363  $ 1,658
Occupancy                                      128      125      369      311
Professional                                   241      381      639      603
Other                                           82       64      264      189
                                           -------  -------  -------  -------
Total general and administrative expense   $ 1,260  $ 1,150  $ 3,635  $ 2,761

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

If compensation expense for CDT's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123, CDT's net loss and basic and diluted loss per common share would have been as follows on a pro forma basis:

                                                                      Third Quarter     Nine months YTD
                                                                     2005      2004      2005      2004
                                                                   --------  --------  --------  --------
     Net loss attributable to common stockholders as reported      $(1,489)  $(1,243)  $(3,966)  $(2,936)
     Deduct: Total stock-based employee compensation expense
         determined under fair value-based method for all awards,
         net of related tax effects                                  ( 61 )     (140)   ( 678 )     (463)
                                                                   --------  --------  --------  --------
     Pro forma net loss attributable to common stockholders        $(1,550)  $(1,383)  $(4,644)  $(3,399)
     Net loss per share attributable to common stockholders:
     Basic and diluted net loss per common share-as reported       $ (0.09)  $ (0.08)  $ (0.23)  $ (0.19)
     Basic and diluted per common share-pro forma                  $ (0.09)  $ (0.09)  $ (0.27)  $ (0.22)

In August 2005 the Clean Diesel Board awarded Walter Copan, newly hired Chief Technology Officer, 100,000 options at the then current market price of $1.39. Clean Diesel's standard vesting policy for employees is one-third at grant and the remaining two-thirds on the first and second anniversary dates. Using the Black-Scholes option valuation model a non-cash compensation value of $104,500 was calculated of which $40,700 is included in the above pro forma table for the three and nine months ended September 30, 2005.

In June 2005 upon his election to CDT's Board of Directors at its annual general meeting, John McCloy II was awarded 50,000 options at the current market price of $1.58. As with CDT's policy, non-executive director's options fully vest upon grant and using the Black-Scholes option valuation model a non-cash compensation value of $59,000 was calculated and included in the above pro forma table for the nine months ended September 30, 2005.

In March 2005, the Board of Directors elected to accelerate the vesting on 363,000 unvested employee option grants representing all unvested 2003 employee option grants and certain unvested 2004 option grants. Since the market price at the time of the vesting modification was below the option grant price no additional expense was recognized on CDT's statement of operations. The remaining fair value for the 363,000 option grants was $498,000 and is included in the pro forma table above for the nine months ended September 30, 2005. The 363,000 of accelerated option grants represent less than 14 percent of the 2.7 million option grants outstanding and 81% of the accelerated option grants would have vested in 2005.

The CDT Board's decision to accelerate the vesting of these option grants was in response to the issuance by the FASB of SFAS No. 123R, "share based payment." As a result of this measure, CDT will not be required to recognize any compensation expense with respect to these option grants in the statements of operations in future periods.

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

BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period. Diluted loss per share is computed similar to basic earnings per share, except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive using the treasury stock method. CDT's computation of diluted net loss per share does not include common share equivalents associated with 2,823,387 and 2,235,000 options, respectively, and 507,000 and 532,000 warrants, respectively for the 2005 and 2004 periods, as the result would be anti-dilutive.

STOCKHOLDERS' EQUITY

Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective September 28, 2004, 1,000,000 shares of its common stock. The price of the common stock was 1.025 sterling (GBP) per share (approximately $1.82 per share). The proceeds of the common stock issuance, was $1.785 million (net of $65,000 in expenses).

NOTE  3:  RELATED PARTY TRANSACTIONS

CDT has a Management and Services Agreement with Fuel Tech. The agreement requires CDT to reimburse Fuel Tech for management, services and administrative expenses incurred on our behalf. CDT has agreed to pay Fuel Tech a fee equal to an additional 3% of the costs paid on behalf of administration (approximately $500 for the quarter). Currently, and for the last three years CDT has reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT. CDT believes the charges under the Management and Services Agreement are reasonable and fair. The Management and Services Agreement may be cancelled by either party by notifying the other in writing of the cancellation on or before May 15 in any year. For the three months ended September 30, 2005 and 2004, CDT incurred $500 in management fees and for the nine months ended 2005 and 2004 CDT incurred $1,500 of management fees.

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

Effective October 28, 1994, Fuel Tech granted two licenses to CDT for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, CDT pays Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to Fuel Tech by payment of $4.4 million in 2005 and declining annually to $3.3 million in 2006, $2.2 million in 2007 and $1.1 million in 2008. CDT as assignee and owner is responsible for maintaining the technology at its own expense. A royalty of $7,450 was paid to Fuel Tech for 2004 and the royalty payable to Fuel Tech at September 30, 2005 and 2004 is $ 6,970 and $4,950, respectively.

NOTE  5:  CONCENTRATION

For the quarter ended September 30, 2005, one customer (customer "A") accounted for 33% of Clean Diesel's revenue. For the comparable three month period in 2004 customer A also accounted for 25% of Clean Diesel's revenue. For the nine month period in 2005 a different customer (customer "B") accounted for 30% of revenue while customer A accounted for 11% of revenue. For the nine-month year-to-date period in 2004, customer A also accounted for 43% of Clean Diesel's revenue.

NOTE  6:  ISSUANCE OF STOCK TO DIRECTOR FOR DIRECTOR'S FEES

In June 2005 CDT issued 27,000 shares of common stock for payment of the $70,000 of accrued 2004 non-executive director's fees due to the director. The shares are determined based on the average of the high and low price of the stock each quarter.

NOTE  7:  SUBSEQUENT EVENTS

On November 7, 2005 Clean Diesel Technologies, Inc. completed a private placement of its common stock in which it raised approximately $6.0 million (net of $250,000 of expenses) and issued approximately 8.89 million shares of its common stock at approximately $0.70 per share. Of these proceeds, $620,000 is subject to delayed delivery and will be received within 90 days. In addition, approximately $268,000 (380,000 shares) of the placement was raised from directors and management.

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

RESULTS OF OPERATIONS

2005 VERSUS 2004

Revenues and cost of revenue in the second quarter of 2005 were $166,000 and $102,000, respectively, versus 2004 revenues and cost of revenues of $241,000 and $149,000, respectively. For the nine months to date, 2005 revenue and cost of revenue were $626,000 and $373,000, respectively, versus $528,000 and $334,000, respectively for the same nine month period in 2004. Revenues consist of the following:

                                   Third Quarter    Year to Date
     (in thousands)                 2005    2004    2005    2004
                                   ------  ------  ------  ------
     REVENUE:
     Additive revenue              $   97  $   88  $  283  $  199
     Hardware revenue                  56     135     314     280
     License and royalty revenue       13      18      29      49
                                   ------  ------  ------  ------
     Total Revenue                 $  166  $  241  $  626  $  528

In the foregoing table "Additive" includes the Platinum Plus FBC products and concentrate; "Hardware" includes the EPA verified Purifier System, ARIS injectors and dosing systems.

Clean Diesel received EPA verification of its Purifier System (FBC and DOC) in October 2003, and a second verification for its catalyzed wire mesh filter system (FBC and CWMF) in June 2004. Clean Diesel Technologies has applied for verification for emission reduction by CARB for the CWMF/FBC system as well. The Platinum Plus FBC is registered with the EPA.

Additive revenue has increased in the third quarter 2005 and year to date as a result of successful demonstration programs and sales of the verified Purifier System which requires the use of the Platinum Plus FBC. Clean Diesel also saw significant increases in additive sales in the mining sector. Hardware sales of the Purifier system increased year to date as a result of the completion of the State of Pennsylvania grant project, partially offset by a decrease in ARIS injector sales.

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

General and administrative expenses increased $110,000 to $1,260,000 in the third quarter 2005 from $1,150,000 in 2004 and year to date the increase was 874,000 to $3,635,000 versus $2,761,000 in the same 2004 period as summarized in the following table:

                                                Third Quarter    Year to Date
     (in  thousands)                             2005    2004    2005    2004
                                                ------  ------  ------  ------
     Compensation and benefits                  $  809  $  580  $2,363  $1,658
     Occupancy                                     128     125     369     311
     Professional                                  241     381     639     603
     Other                                          82      64     264     189
                                                ------  ------  ------  ------
     Total general and administrative expense   $1,260  $1,150  $3,635  $2,761

Compensation and benefit expense increased as a result of several staff additions in the US and in Europe in 2005 related to increased sales and marketing efforts and a new Chief Technology Officer. Occupancy increased in 2005 as a result of the establishment of a UK representative office. Professional fees also increased primarily due to the creation of a technical advisory board, additional UK advisors and Sarbanes Oxley section 404 compliance work.

Research and development expenses increased $48,000 to $222,000 in the third quarter 2005 from $174,000 in 2004. For the nine months year to date in 2005 research and development increased $25,000 to $399,000 from $344,000 in 2004. The increase in research and development in third quarter 2005 is due to the additional requested EPA testing on the Platinum Plus FBC.

Patent amortization and other costs increased to $61,000 in the third quarter 2005 versus $22,000 in 2004. For the nine months to date in 2005 patent amortization and other costs increased to $125,000 from $61,000 in 2004. The 2005 increase is related to higher amortization related to prior period capitalization and non-capitalizable patent expenses incurred in 2005. In addition in the third quarter 2005 the Company wrote-off several international patents determined to be commercially unviable which amounted to $32,500.

Interest income decreased to $2,000 in the third quarter 2005 from $11,000 in 2004. For the nine months to date in 2005 interest income decreased to $16,000 from $36,000 in 2004. The decrease is due to the higher amount of invested funds in the first half of 2004 related to the November 2003 fund-raising.

LIQUIDITY AND SOURCES OF CAPITAL

Prior to 2000, CDT was primarily engaged in research and development and has incurred losses since inception aggregating $33,381,000 (excluding the effect of the non-cash preferred stock dividends on preferred shares prior to conversion to common). CDT expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although CDT started selling limited quantities of Platinum Plus additive and the verified Purifier system and generating some ARIS licensing fees and royalties, operating revenue to date has been insufficient to cover operating expenses and CDT continues to be dependent upon proceeds from fund raising to finance its working capital requirements.

For the nine months ended September 30, 2005 and 2004, CDT used cash of $3,507,000 and $2,670,000 respectively, in operating activities.

At September 30, 2005 and December 31, 2004, CDT had cash and cash equivalents of $494,000 and $4,265,000, respectively. The decrease in cash and cash equivalents in 2005 was the result of limited revenues and on-going operating costs. CDT anticipates incurring additional losses through at least 2006 as it further pursues its commercialization efforts.

In November 2005 Clean Diesel Technologies received $6 million (net of $250,000) expenses through a private placement of its common. The price of the common stock was 0.40 GBP per share (approximately $0.70 per share). The proceeds of the common stock issuance are being used for the general corporate purposes of Clean Diesel Technologies.

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

At the present time, CDT cannot estimate when, or if, its operations will generate positive cash flows from operations. CDT does not have any credit facilities available with financial institutions or other third parties. If CDT cannot generate cash flow from operations, CDT will be dependent upon external sources of best-efforts financing, of which there are no firm commitments or arrangements. Based on the current operating plan, the $6.0 million net fundraising from a private common stock placing completed on November 7, 2005 (see Note 7) and the cash balance of $494,000 as of September 30, 2005 management believes it has sufficient resources to meet the cash needs of Clean Diesel into the first quarter of 2007. In the future, unless operating revenues are sufficient to meet operating expenses, CDT will need to access capital markets to fund operations by incurring indebtedness or issuing equity securities.

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

CDT maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in it's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. CDT's management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on form 10Q. CDT's principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

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



Date: November 14, 2005               By:  /s/Bernhard  Steiner
                                           ----------------------------------
                                           Bernhard Steiner
                                           Director and
                                           Chief Executive Officer



Date: November 14, 2005               By:  /s/David W. Whitwell
                                           ----------------------------------
                                           David W. Whitwell
                                           Chief Financial Officer,
                                           Vice President and Treasurer