Form 10-K
period 2005-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2006-03-28
CIK 949428

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005
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
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.
                                Yes        No X
                                    ---      ---

Indicate  by  check  mark  if  the  registrant  is  not required to file reports pursuant  to  Section  13  or  Section  15(d)  of  the  Act.
                               Yes         No  X
                                    ---       ---

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
                                Yes X      No
                                   ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                  ---

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer        Accelerated Filer        Non-Accelerated Filer X
                        ---                      ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                Yes         No  X
                                    ---        ---

The Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices as of June 30, 2005 was $25,908,000. The Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices as March 22, 2006 was $27,050,000.

Indicate number of shares outstanding of each of the registered classes of Common Stock at March 24, 2006: 26,085,268 shares Common Stock, $0.05 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in 2006 are incorporated by reference into parts II, III and IV hereof.
================================================================================

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

BUWAL                    Bundesamt f r Umwelt, Wald und Landschaft (Swiss Agency for the Environment, Forest and
                         Landscape).

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

CO                       Carbon monoxide is a colorless, odorless and poisonous gas produced by the burning of fuels.
                         Automobiles are the primary source of carbon monoxide pollution.  When carbon monoxide nters the bloodstream, it reduces the delivery of oxygen to the body's organs and tissues.  Health threats are most serious for those who suffer from cardiovascular disease, particularly those with angina or peripheral vascular disease.  Exposure to elevated carbon monoxide levels can cause impairment of visual perception, manual dexterity, learning ability and performance of complex tasks.

CO(2)                    Carbon dioxide is a colorless, odorless, incombustible gas formed during respiration, combustion and organic decomposition.

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

DOCs                     Diesel Oxidizing Catalysts - see "Oxidation Catalyst."

DPFs                     Diesel Particulate Filters -  see "Particulate Trap/Filter."

FBC                      Fuel Borne Catalyst.  A chemical compound of an organic and a metal added to fuel to make a metal ash that promotes the more complete combustion of soot collected with it in a diesel particulate filter.  The primary metals used are platinum, iron and cerium.

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

NOx                      Oxides of nitrogen are a family of reactive gaseous compounds that contribute to air pollution in both urban and rural environments.  Emissions of nitrogen oxides are produced during the combustion of fuels at high temperatures.  The primary sources of atmospheric nitrogen oxides include highway sources (such as light-duty and heavy-duty vehicles), nonroad sources (such as construction and agricultural equipment, and locomotives) and stationary sources (such as power plants and industrial boilers).  Nitrogen oxides are an important precursor to both ozone and acid rain, and may affect both terrestrial and aquatic ecosystems.

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

VERT                     Verminderung der Emissionen von Real-Dieselmotoren im Tunnelbau (Curtailing Emissions
                         from Diesel Engines in Tunnel Construction).  A research program conducted between 1994-
                         2000, sponsored by Swiss, German and Austrian occupational health authorities, which developed performance criteria and specifications for diesel particulate filters.  VERT develops, tests and certifies diesel particulate filter systems.

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

     CDT is now commercializing the Platinum Plus(R) fuel-borne catalyst (FBC), a diesel fuel PFC additive, the ARIS(R) NOx reduction system, an advanced reagent injection system used in catalytic NOx reduction systems , and Clean Diesel's diesel particulate filter technology based on catalyzed wire mesh filter elements. CDT has 26 U.S. patents issued and 17 U.S. patent applications pending, as well as 106 foreign patents issued and 65 foreign patent applications pending. Increasingly, combustion engine development is influenced by concern over global warming caused by carbon dioxide (CO2) emissions from fossil fuels and toxic exhaust emissions. Because carbon dioxide results from the combustion of fossil fuels, reducing fuel consumption is often cited as the primary way to reduce carbon dioxide emissions. Diesel engines are as much as 40% more fuel-efficient than gasoline engines. Thus, increased use of diesel engines relative to gasoline engines is one way to reduce overall fuel consumption and thereby significantly reduce carbon dioxide emissions. Diesel engines, however, emit higher levels of two toxic pollutants than gasoline engines fitted with catalytic converters, specifically, particulate matter (PM) and nitrogen oxides. Both of these pollutants affect human health and also damage the environment.

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

     In 2003, CDT received EPA verification for the Platinum Plus FBC and a diesel-oxidation catalyst (the Purifier System). In June 2004, CDT received EPA verification for the Catalyzed Wire Mesh Filter System, which combines the Platinum Plus fuel borne catalysts with a catalyzed wire mesh filter (CWMF).
CDT has also applied to the California Air Resources Board (CARB) for verification of these combination systems. In 2005, CDT applied for CARB verification of Platinum Plus FBC in combination with high efficiency diesel particulate filter. Verification is given for specific engine groups, and the initial verification and applications are for older engines (pre-1994 manufactured), which are higher emitters of particulates and nitrogen oxides than newer engines. CDT also received verification extension for fuel-borne catalysts and diesel-oxidizing catalysts to cover engines manufactured between 1994 and 2003. Verification is needed for the end user of the Platinum Plus FBC to get emissions reduction credit from the EPA's voluntary retrofit program or CARB's mandatory retrofit program. In the U.S., truck fleets, municipalities and off-road equipment operators are generally moving toward using only verified technologies when installing retrofit emissions reduction systems.

     Over the past several years, CDT has carried out 11 large fleet fuel economy demonstration trials in the U.S. in a range of industries, including the waste hauling, beverage, grocery and fuel delivery industries. The improvements in fuel economy from using Platinum Plus FBC in these demonstrations ranged from 3% to 12%, with an average 8% improvement. The best results were generally attributable to short-haul "stop-and-go" driving, as is generally the pattern for local delivery vehicles, buses and garbage trucks. Lab engine test beds run at both Cummins Engine Company and the Southwest Research Institute showed a 2% to 8% improvement in fuel economy, respectively, which have been confirmed by field testing programs. Platinum Plus FBC is effective with normal sulfur diesel, ultra low sulfur diesel, arctic diesel (kerosene) and biodiesel. When used with biodiesel and kerosene, Platinum Plus FBC prevents the normal increase in nitrogen oxides associated with biodiesel.

ARIS SCR

     The ARIS (Advanced Reagent Injection System) is the patented injection system for the reduction of nitrogen oxide emissions from diesel engines. The system comprises of a single fluid computer-controlled injector that provides precise injection of nontoxic urea-based reagents into the exhaust of a stationary or mobile engine, where the system then converts nitrogen oxides across a catalyst to nitrogen and water vapor. The system has shown reduction of nitrogen oxides of up to 90% and, on occasion, higher percentages on a steady state operation and of up to 85% in transient operations. This process, known as selective catalytic reduction (SCR), has been in use for many years in power stations, and it is well proven in mobile and stationary applications. The ARIS system is a compact version of the selective catalytic reduction injection system. The principal advantage of the patented ARIS system is that compressed air is not required to operate the system and that a single fluid is used for both NOx reduction and injector cooling. The system is designed for high-volume production and is very compact, with very few components, making it inherently cheaper to manufacture, install and operate than the compressed air systems, which were first developed for heavy-duty vehicles. The ARIS system may be used in both stationary diesel engines for power generation and mobile diesel engines used in trucks, buses, trains and boats.

CATALYZED  WIRE  MESH  DIESEL  PARTICULATE  FILTER

     Clean Diesel had partnered with Mitsui and PUREarth in the development and testing of catalyzed wire mesh filter (CWMF) technology. The CWMF technology was initially developed by Mitsui/PUREarth for use in conjunction with CDT's FBC as a lower cost and reliable alternative to the traditional heavily catalyzed filter systems. The system has been verified by CDT under the EPA's Environmental Technology Verification protocol as reducing toxic particulates by up to 75 percent, carbon monoxide by 60 percent, hydrocarbons by 80 percent, and NOx by 9 percent. It also provides lower NO2 emissions levels relative to traditional, heavily catalyzed filter systems. In 2005 the CWMF technology was transferred to CDT under a technology transfer agreement with Mitsui and PUREarth. Under the agreement CDT acquired the worldwide title to the patents and other intellectual properties, excluding Japan. The CWMF technology is designed for use in a wide range of diesel engine particulate emission control applications.

     The CWMF technology is a durable, low-cost filter design to bridge the gap between low efficiency diesel-oxidation catalysts and expensive, heavily catalyzed particulate filters. The wire-mesh filter system is designed to work synergistically with a FBC for reliable performance. This combined FBC/CWMF technology is especially suited to solving the challenging problem of delivering a reliable pollution control solution which can be easily retrofitted for the older, higher-emission diesel engines expected to be in service for years to come.

     In addition to reducing the cost to achieve these emissions improvements, the patented combination with a FBC permits the CWMF to operate effectively at the lower exhaust temperatures found in stop-and-go service applications. The FBC reduces the engine-out emissions and allows soot captured in the CWMF to be reliably combusted at lower exhaust temperatures. Commercial systems of Platinum Plus FBC with this durable CWMF have demonstrated performance in beverage delivery vehicles, refuse trucks and buses.

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

     In the last several years, emissions regulations for new mobile diesel engines in the major markets of North America, Asia and Europe have continued to tighten and are now 40% to 90% lower than the mid-1980s regulations. Regulations proposed through 2010 in the U.S., Europe and Asia are expected to reduce the emissions level for new mobile diesel engines to 85 to 99% of the levels mandated in the mid-1980s. The market for mobile NOx reduction systems is expected by management to develop between 2006 and 2010. European engine manufacturers have decided to use urea SCR in 2006, at least on heavy duty vehicles and very likely on medium and light trucks in later years. There is a clear preference to use a single fluid system for the medium and light trucks which have no compressed air system. It also seems probable that European manufacturers will adopt particulate filters to meet 2010 regulations which are being formulated.

     In May 2004 the U.S. Environmental Protection Agency (EPA) announced proposals to regulate 'nonroad' engines. The regulations are planned to be phased in from 2008 to 2014. Proposals include a wide range of construction equipment, agricultural equipment, as well as railroad and marine applications.

     CDT believes the U.S. market for diesel engines is poised for significant growth because of the favorable fuel economy performance of diesel engines coupled with the increased ability to control effectively, particulate and emissions of nitrogen oxides from such engines. Europe and Asia already use significantly more mobile diesel engines, particularly for passenger and light-duty vehicles. Most U.S. engine manufacturers have indicated that they intend to use particulate filters, to meet new diesel vehicle regulations in the 2007 to 2010 time period. European engine manufacturers have committed to adopt urea-selective catalytic reduction by the 2007 to 2010 period. CDT believes it is probable that both particulate filters and some emissions of nitrogen oxides control technology will be required in Europe and the U.S. by the 2010 to 2015 period.

EXISTING DIESEL ENGINES AND THE RETROFIT MARKET

     While much of the regulatory pressure and the response from engine manufacturers has focused on reducing emissions from new engines, there is increasing concern over pollution from existing diesel engines that have 20- to 30-year life cycles. CDT believes this trend underlies the growing interest in the potential market that may exist for retrofitting diesel engines with emissions reduction systems. Stationary diesel engines, construction equipment and public transportation vehicles such as buses and commercial and municipal truck fleets will all be included in such a retrofit diesel engine market.

     In 1998, the California Air Resources Board (CARB) declared diesel particulates to be toxic and in 2000 it proposed reductions in particulate emissions from over one million existing engines in California as well as more stringent controls for new engines. The EPA stated its objective for retrofitting vehicles with particulate controls and developed the Clean School Bus U.S.A program to reduce emissions on school buses and the Smartway Transport Program to reduce both diesel emissions and fuel consumption on over-the-road trucks.

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

     CDT believes that its technologies and products occupy a strong competitive position relative to others in the diesel emissions reduction technology market. Competition in verified particulate reduction systems for retrofit is from catalyst systems suppliers like Johnson Matthey and Engelhard. These companies employ systems that rely on much greater quantities of platinum and that have the undesirable effect of increasing emissions of NO2, a component of NOx. Competition in the diesel fuel additive market is from additive suppliers such as Associated Octel, who markets an iron product and Rhodia and Oxonica , who market cerium products. The Platinum Plus FBC competes on performance in regenerating filters and lower metal usage which results in less ash buildup on filters. Platinum Plus FBC also offers better performance in terms of carbon monoxide reduction and hydrocarbon reduction. In addition, Platinum Plus FBC is the only fuel additive to provide fuel economy improvement. Finally, in the NOx control market, competition is from other suppliers of reagent-based post-combustion NOx control systems such as KleenAir Systems for retrofit and Robert Bosch for OEMs. Bosch has stated that it will offer a single fluid system after 2007. CDT, however, already has proprietary technology for a single fluid system, which requires no compressed air and involves fewer components.

MARKET OPPORTUNITY

     The two principal market drivers for CDT's products are emission reduction and fuel economy improvement. Platinum Plus FBC is an "enabling technology" that enables emission reductions from the engine itself and enhances performance of the exhaust treatment system while improving fuel economy. The continued tightening of clean air standards, emissions control regulations, pressure for fuel efficiency and growing international awareness of the greenhouse effect should provide CDT with substantial opportunities in local markets throughout North America, Asia and Europe.

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

     The convergence of requirements for emissions compliance and the high cost of fuel make the use of the products economical. With diesel fuel selling at approximately $2.50 per USG, or more, in the United States as of December 2005, a fuel savings of at least 2% corresponds to $0.05 per USG and effectively pays the cost of dosing with Platinum Plus FBC by truck fleet operators. Platinum
Plus FBC in controlled fleet tests showed an average of 7% fuel economy improvement. In Europe, where diesel fuel retails in some countries for as much as $7.50 per USG because of the high tax on fuels, potential fuel economy benefits are even more pronounced.

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

     It is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the EPA or CARB protocols to qualify for credits within the EPA and CARB programs. Funding for these emissions control products and systems is mostly limited to those products and technologies that have already been verified. CDT has received verification from the US EPA for two systems based upon the use of the Platinum Plus FBC. The Platinum Plus Purifier System uses the FBC and a DOC for up to a 50% particulate reduction. A second system is verified for up to 75% reduction and uses a CWMF and the Platinum Plus FBC. CDT may seek to verify its Platinum Plus FBC in combination with additional emissions control devices manufactured by other vendors. CDT may receive royalties from sales of such devices in the event sales of such devices include the Platinum Plus FBC product as part of the devices' verification.

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

In 2005 CDT acquired the rights to several worldwide patents from the Mitsui Company of Japan relating to catalized wire mesh filter technology. CDT is in the process of commercializing the technology in combination with its Platinum Plus FBC.

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

     Engine tests in the U.S. and Switzerland show that 95% to 99% of the catalyst metal introduced to the fuel by the FBC is retained within the engine and exhaust after a filter and that the amount of platinum emitted from the use of Platinum Plus FBC is roughly equivalent to platinum attrition from automotive catalytic converters.

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

     In January 2005 CDT announced it had initiated independent tests to address recent questions from the EPA on the use of its fuel borne catalyst as a result of growing commercial interest in its diesel emission control products. The results from testing of the Platinum Plus FBC over eight months at EPA approved laboratories confirmed that any potentially allergenic platinum emissions from the use of the Platinum Plus FBC were hundreds to thousands of times below the lowest published safe level and were consistent with reported platinum emissions from catalyzed control devices.

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

RESEARCH AND DEVELOPMENT

     During 2005, CDT employed several individuals in engineering and product development. During the years ended December 31, 2005, 2004, and 2003, the research and development expenses, exclusive of patent costs, totaled approximately $439,000, $506,000, $855,000 respectively. The 2005 decrease resulted from lower personnel allocation and consultant use, partially offset by higher EPA testing expense. In addition, 2004 expense was lower as a result of the completion of verification testing expense in 2003. CDT expenses all research and development costs as incurred.

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

EMPLOYEES

     CDT has 13 full-time employees. In addition, one executive officer of Fuel Tech provides management and legal services to CDT on an "as needed" basis pursuant to a Management and Services Agreement with Fuel Tech Inc. CDT also retains several outside technical consultants and marketing agents for specific projects related to platinum, engines and NOx reduction and fuel additive selling.

     CDT enjoys good relations with its employees and is not a party to any labor management agreements.

RISK  FACTORS  OF  THE  BUSINESS

     Investors in Clean Diesel Technologies should be mindful of the following risk factors relative to Clean Diesel Technologies' business:

CDT HAS INCURRED LOSSES IN THE PAST AND EXPECTS TO INCUR LOSSES IN THE FUTURE.

     Prior to 2000, Clean Diesel Technologies was a development stage business and has incurred losses since inception totaling $34,841,000 (excluding the effect of non-cash preferred stock dividends). At the date of this report, Clean Diesel Technologies has cash resources estimated to be sufficient for its needs into the first quarter of 2007.

     CDT has had minimal revenues through December 31, 2005 and expects to continue to incur operating losses at least through 2006. There can be no assurance that CDT will achieve or sustain significant revenues or profitability in the future. See the text below under the captions "Liquidity and Sources of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

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

THE POSSIBILITY OF NEW METAL STANDARDS, ,LOWER ENVIRONMENTAL LIMITS OR STRICTER REGULATION FOR HEALTH REASONS OF PLATINUM OR CERIUM EXISTS.

     New standards or environmental limits on the use of platinum and / or cerium metal by a governmental agency could adversely affect the ability of CDT to use its Platinum Plus FBC in some applications. In addition CARB will require "multimedia" analysis of the FBC. The EPA could require a "Tier III" test of the Platinum Plus FBC at any time to determine additional health effects of platinum or cerium which tests would likely involve costs beyond the current resources of Clean Diesel.

CDT FACES COMPETITION AND TECHNOLOGICAL ADVANCES BY COMPETITORS.

     There is significant competition among companies that provide solutions for pollutant emissions from diesel engines. Several companies market products that compete directly with CDT's products. Other companies offer products that potential customers may consider to be acceptable alternatives to CDT's products and services. CDT faces direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including Engelhard, Donaldson, Fleetguard, Octel, Rhodia, Bosch and Johnson Matthey. Newly developed products could be more effective and cost efficient than CDT's current or future products. Many of the current and potential future competitors have substantially more engineering, sales and marketing capabilities and broader product lines than CDT does. CDT also faces indirect competition in the form of alternative fuel consumption vehicles such as those using methanol, hydrogen, ethanol and electricity.

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

     Some of the key patents, including the fundamental platinum additive patent, will expire during the period 2006-2008. However, CDT believes that other longer lived patents, including those for platinum additives in combination with after-treatment devices, will provide adequate protection of the proprietary technology, but there can be no assurances CDT will be successful in protecting the proprietary technology.

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

     Third parties may claim that the products and systems infringe upon third-party patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult, especially since patent applications are not published until up to 18 months after their filing dates. In the event a competitor were to challenge the patents, or assert that the products or processes infringe its patent or other intellectual property rights, CDT could incur substantial litigation costs, be forced to make expensive product modifications, pay substantial damages, or even be forced to cease some operations. Third-party infringement claims, regardless of their outcome, would not only drain financial resources but also divert the time and effort of management and could result in customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

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

     A few customers currently account for a significant portion of revenues. For the three-year period ended December 31, 2005, three customers accounted for approximately 43% of revenues. The majority of the revenues received from these three customers consisted of license fees and ARIS hardware purchases. CDT intends to establish long-term relationships with existing customers and continue to expand its customer base. While CDT diligently seeks to become less dependent on any single customer, it is likely that certain contractual relationships may result in one or more customers contributing to a significant portion of the revenue in any given year for the foreseeable future. The loss of one or more of these significant customers may result in a material adverse effect on revenues, the ability to become profitable or the ability to continue the business operations.

CDT DEPENDS ON THE MARKETABILITY OF THREE PRIMARY PRODUCTS - PLATINUM PLUS FBC, ARIS SYSTEMS AND CATALYZED WIRE MESH FILTERS.

     The Platinum Plus fuel borne catalyst, ARIS advanced reagent injection system for selective catalytic reduction and the catalyzed wire mesh filter are the three primary products of Clean Diesel. Failure of any of the products to achieve market acceptance may limit the company's growth potential. Clean Diesel may have to cease operations if all of the primary products fail to achieve market acceptance and/or fail to generate significant revenues. Additionally, the marketability of the products is dependent upon obtaining verifications from agencies such as the EPA, CARB, or similar European agencies as well as the effectiveness of the products in relation to various environmental regulations in the many jurisdictions in which Clean Diesel markets and sells its products.

CDT MAY NOT BE ABLE TO SUCCESSFULLY MARKET NEW PRODUCTS THAT ARE DEVELOPED AND OR OBTAIN DIRECT OR INDIRECT VERIFICATION OR APPROVALS OF THE NEW PRODUCTS.

     CDT plans to market other emissions reduction devices used in combination with the Platinum Plus fuel borne catalyst and ARIS injector. There are numerous development and verification issues that may preclude the introduction of these products into commercial sale. If CDT is unable to demonstrate the feasibility of these products or obtain verification or approval for the products from agencies such as the EPA, CARB or similar European agencies, CDT may have to abandon the products or alter the business plan. Such modifications to the business plan will likely delay achievement of milestones related to revenue increases and achievement of profitability.

NO  ASSURANCES  OF  ADDITIONAL  FUNDING

     Clean Diesel Technologies may seek additional funding in the form of a private or public offering of additional shares of equity securities. Any such funding will depend on prior stockholder approval of an amendment to the Clean Diesel certificate of incorporation authorizing additional equity. Any offering of such securities would result in dilution to the stockholders of Clean Diesel Technologies. The ability of CDT to consummate financing will depend on the status of CDT's marketing programs and commercialization progress, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available if needed, or on acceptable terms. In the event that CDT needs additional funds and is unable to raise such funds, CDT may be required to delay, scale back, or severely curtail its operations or otherwise impede its ongoing commercialization, which could have a material adverse effect on the business, operating results, financial condition and long-term prospects. See the text below under the captions "Liquidity and Sources of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere herein.

CURRENCY  FLUCTUATIONS  COULD  IMPACT  FINANCIAL  PERFORMANCE.

     The majority of recent activities have been in the U.S. However, CDT has increased its activities in Europe and Asia, and thus potential for currency exposure exists. CDT intends to manage the risk to such exposure, if any, by entering into foreign currency futures and options contracts. There can be no assurance that currency fluctuation will not have a significant effect on the operations in the future.

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

CDT'S COMMON STOCK IS CURRENTLY TRADED ON THE OVER-THE COUNTER MARKET, THE ALTERNATIVE INVESTMENT MARKET OF THE LONDON EXCHANGE AND THE FRANKFURT STOCK EXCHANGE AND AN INVESTOR'S ABILITY TO TRADE THE STOCK MAY BE LIMITED BY TRADING VOLUME AND PRICE VOLATILITY.

     The trading volume in CDT's common stock has been relatively limited. A consistently active trading market for its common stock may not continue on the OTC market or on the Alternative Investment Market of the London Stock Exchange. The average daily trading volume in the common stock on the OTC market for the month ended January, 2006 was approximately 4,140 shares. The average daily trading volume in the common stock on Alternative Investment Market of the London Stock Exchange for the month ended January, 2006 was approximately 494 shares. In February 2006, clean Diesel began trading on the Frankfurt stock exchange in Germany.

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

ITEM 2.  PROPERTIES

FACILITIES

     Clean Diesel Technologies has a 5 year lease expiring in March 2009 for 3,925 square feet of administrative office space at 300 Atlantic Street, Stamford, Connecticut. The annual cost of the lease including rent, utilities and parking is approximately $125,000. CDT has a lease for 400 feet of office space outside London, UK through September 2007 at an annual cost of approximately $33,000. Clean Diesel Technologies also leases 2,750 square feet of warehouse space in Milford, Connecticut. The annual cost of the lease excluding utilities is estimated at $20,000 and runs through July 2008.

PATENTS  AND  TECHNOLOGY  ASSIGNMENTS

     CDT's technology is comprised of patents, patent applications, trade or service marks, data, and know-how. This technology was acquired by assignment from Fuel Tech or developed internally. The assignment agreement provides for annual royalties of 2.5% of gross revenues derived from the sale of the Platinum Plus FBC, commencing in 1998 and terminating in 2008. Clean Diesel Technologies may at any time terminate this royalty obligation by payment to Fuel Tech of amounts in 2006 of $3.3 million, in 2007 of $2.2 million or $1.1 million in 2008. CDT, as owner, maintains the technology at its expense.

     During 2005, Clean Diesel Technologies filed 10 additional US patent applications and 2 foreign patent applications. In addition Clean Diesel acquired 11 foreign granted patents and 2 US and 8 foreign patent applications from Mitsui. Clean Diesel Technologies now has a total of 26 US patents granted and 106 foreign patents. There are currently 17 US and 65 foreign patent applications pending. The patents expire in various years through 2025. These patents and patent applications cover the means of controlling the four principal emissions from diesel engines (NOx, particulates, CO, and HC).

ITEM 3.   LEGAL  PROCEEDINGS

          Clean  Diesel  Technologies  is not involved in any legal proceedings.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          There were no submissions of matter to a vote of security holders in the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON  STOCK

     Clean Diesel Technologies' Common Stock is traded in the US on the over-the-counter (OTC) market, on the London Stock Exchange through the Alternative Investment Market (AIM) and in Germany on the Frankfurt stock exchange. Reports of transactions of Clean Diesel Technologies' shares are available on the OTC Electronic Bulletin Board (Symbol CDTI), on the AIM (Symbol CDT and CDTS) and on the Frankfurt exchange (Symbol CDI). At December 29, 2005 there were 369 registered holders and approximately 750 beneficial holders of Common Stock.

     No dividends have been paid on CDT's Common Stock and Clean Diesel Technologies does not intend to pay dividends on these shares in the foreseeable future. Prices indicated below with respect to the Clean Diesel share price include inter-dealer prices , without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                                      OTC              LONDON STOCK EXCHANGE
                                 BULLETIN BOARD                 AIM
                                   (IN US$)                   (IN GBP)
     STOCK PRICE DATE:          HIGH      LOW            HIGH         LOW
     -----------------        -------  --------       -----------  ---------
     1st Quarter  2004. . .      3.38      2.80              1.90       1.35
     2nd Quarter  2004. . .      2.90      2.00              1.45       1.18
     3rd Quarter  2004. . .      3.19      2.00              1.30       0.86
     4th Quarter  2004. . .      3.60      1.50              1.40       0.90

     1st Quarter  2005. . .      1.90      1.15              0.90       0.48
     2nd Quarter  2005. . .      2.30      1.01              0.97       0.33
     3rd Quarter  2005. . .      1.95      1.20              0.92       0.50
     4th Quarter  2005. . .      1.80      1.00              0.55       0.41

SALES  AND  USES  OF  UNREGISTERED  SECURITIES  DURING  THE  PERIOD

     Pursuant to a Regulation S exemption for offshore placements and Regulation D exemption for private placements to U.S. accredited investors, Clean Diesel Technologies sold, effective November 4, 2005, 8.2 million of its Common Stock. The price of the Common Stock was 0.40 sterling (GBP) per share (approximately $.70 per share). The proceeds of the Common Stock issuance, $5.5 million net of $232,000 in expenses, will be used for the general corporate purposes of Clean Diesel Technologies.

     Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective October 8, 2004, 426,500 shares of its Common Stock. The price of the Common Stock was 1.025 sterling (GBP) per share (approximately $1.83 per share). The proceeds of the Common Stock issuance, $754,000, net of $25,000 in expenses and including $135,400 of exchanged deferred salary for the retired CEO, was used for the general corporate purposes of Clean Diesel Technologies.

     Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective September 28, 2004, 1,000,000 shares of its Common Stock. The price of the Common Stock was 1.025 sterling (GBP) per share (approximately $1.83 per share). The proceeds of the Common Stock issuance, $1.789 million, net of $65,000 in expenses, was used for the general corporate purposes of Clean Diesel Technologies.

ITEM 6.  SELECTED  FINANCIAL  DATA

     Clean Diesel Technologies was incorporated on January 19, 1994, as a wholly owned subsidiary of Fuel Tech. Effective December 12, 1995, Fuel Tech completed a Rights Offering of CDT's common stock, with Fuel Tech retaining a 27.6% ownership interest in Clean Diesel Technologies. In 2005 and 2004, CDT obtained $5.5 million and $2.5 million of proceeds, respectively, through private placement sales of its common stock. In addition in 2005 the Company had an additional $0.5 of subscription receivable relating to the 2005 private placement which was received by the company in 2006. As a result of the additional stock transactions, Fuel Tech's 1,825,119 shares of CDT's common stock represent approximately a 7.0% interest in Clean Diesel Technologies at December 31, 2005.

     As discussed elsewhere herein, prior to 2000, Clean Diesel Technologies was a development-stage business. The following selected data are derived from the financial statements of CDT. The data should be read in conjunction with the financial  statements,  related  notes  and  other financial information herein.

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                 2005      2004      2003      2002      2001
                                               --------  --------  --------  --------  --------
     STATEMENTS OF OPERATIONS DATA                   (in thousands, except per share data)
     Additive  revenue                         $   411   $   299   $   212   $    40   $   114
     Hardware revenue                              349       369       161       102        62
     License and royalty revenue                    52        54       194       299     1,424
                                               ------------------  --------  --------  --------
     Total revenues                                812       722       567       441     1,600
     COSTS AND EXPENSES:
     Cost of revenue                               471       455       219        86       117
     General and administrative                  4,963     3,962     2,695     2,291     1,858
     Research and development                      439       506       855       693       365
     Patent amortization and other expense         170        90        58        43       196
                                               ------------------  --------  --------  --------

     Loss from operations                       (5,231)   (4,291)   (3,260)   (2,672)     (936)
     Foreign currency exchange gain(loss)         (221)      101        --        --        --
     Interest income/(expense), net                 26        47        15        30      (170)
                                               ------------------  --------  --------  --------
     Loss before preferred stock dividend       (5,426)   (4,143)   (3,245)   (2,642)   (1,106)

     Preferred stock dividend (non-cash)            --        --        --        --      (621)
     Preferred stock conversion premium             --        --        --        --    (1,276)
                                               ------------------  --------  --------  --------

     Net loss                                  $(5,426)  $(4,143)  $(3,245)  $(2,642)  $(3,003)
                                               ----------========  ========  ========  ========

     Basic and diluted loss per common share   $ (0.30)  $ (0.26)  $ (0.26)  $ (0.23)  $ (1.08)

     Weighted-average shares outstanding        18,389    16,071    12,721    11,419     2,777


                                                -----------------------------------------------
                                                 2005      2004      2003      2002      2001
                                               ------------------  --------  --------  --------
     BALANCE SHEET DATA                                          (in thousands)
     Current assets                            $ 5,505   $ 4,868   $ 7,023   $ 2,757   $ 4,612
     Total assets                                6,274     5,513     7,441     2,979     4,658
     Current liabilities                           496       391       868       223       808
     Long-term liabilities                           0         0         0       418       368
     Working capital                             5,009     4,477     6,155     2,534     3,804
     Stockholders' equity                        5,778     5,122     6,573     2,338     3,482


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Prior to 2000, Clean Diesel Technologies was a development-stage enterprise and its efforts were devoted to the research and development of platinum fuel catalysts and nitrogen oxide reduction technologies to reduce emissions from diesel engines. During December 1999, CDT received its EPA registration for its platinum-cerium product and in early 2000 completed its first commercial sales; accordingly, in the opinion of management, Clean Diesel Technologies was no longer a development-stage enterprise. Although the Company has been unable to generate positive cash flows, it has made significant progress in commercializing its technologies.

RESULTS  OF  OPERATIONS
2005  VERSUS  2004

Revenues and cost of revenue were $812,000 and $471,000, respectively, in 2005 versus $722,000 and $455,000, respectively, in 2004. The revenues consist of the following:

     (in thousands)         2005    2004    2003
                           ------  ------  ------
     REVENUE:
     Additive              $  411  $  299  $  212
     Hardware                 349     369     161
     License and royalty       52      54     194
                           ----------------------

     Total revenue         $  812  $  722  $  567

     In the foregoing table "Additive" includes the Platinum Plus FBC products and concentrate; and "Hardware" includes the EPA verified Purifier System, ARIS injectors and dosing systems. CDT received EPA verification of its Purifier System (FBC and DOC) in October 2003, and a second verification for its catalyzed wire mesh filter system (FBC and CWMF) in June 2004. The Platinum Plus FBC is registered with the EPA.

     Additive revenue has increased as a result of successful demonstration programs and sales of the verified Purifier System which requires the use of Platinum Plus FBC. Both further penetration of the European market and increased sales to key beverage delivery and waste hauling customers relating to a grant from the State of Pennsylvania, increased Clean Diesel's additive revenue. Hardware and license and royalty revenues remained relatively constant.

CDT's business strategy is to sell Platinum Plus FBC concentrate and finished product to distributors, resellers and end users. The Company's ARIS strategy is to license the ARIS 2000 NOx reduction system to other companies for an up-front fee for the technology and information transfer and a separate on-going royalty per unit payment. Clean Diesel is also selling finished ARIS systems to potential ARIS licensees. CDT currently has an exclusive license agreement for both stationary and mobile ARIS applications with DENOX Inc. of Japan (transferred in 2005 from Mitsui Ltd.). CDT has a nonexclusive license for both stationary and mobile ARIS applications in the United States with Combustion Components Associates of Monroe, Connecticut. CDT believes that the ARIS 2000 system can most effectively be commercialized through licensing several companies with a related business in these markets. Clean Diesel Technologies is actively seeking additional ARIS licensees for both mobile and stationary applications in the US, Europe and Asia. Clean Diesel acquired the rights to proprietary technology for catalyzed wire mesh filters from Mitsui Ltd. in 2005. Clean Diesel plans to license the rights to the catalyzed wire mesh technology as well as sell finished filters for use with the Platinum Plus FBC.


General and administrative expenses increased to $4,963,000 in 2005 from $3,962,000 in 2004 as summarized in the following table:

(in thousands)                               2005     2004     2003
                                           -------  -------  -------
Compensation and benefits                  $ 3,319  $ 2,535  $ 1,650
Occupancy                                      485      420      320
Professional                                   831      740      425
Other                                          328      267      300
                                           -------  -------  -------
Total general and administrative expense   $ 4,963  $ 3,962  $ 2,695

     Compensation and benefit expense increased as a result of increases in management salaries and related expenses. CDT hired a Chief Technology Officer in August 2005. An additional director was added to the Board in 2005. Occupancy increased in 2005 as a result of additional rent and related expenses in both the US and Europe. Professional fees including financial advisory fees increased in 2005 along with marketing activities in Europe and Asia.

     Research and development expenses decreased to $439,000 in 2005 from $506,000 in 2004. The decrease in research and development related to the transition to commercial selling efforts in 2004 was partially offset by additional costs incurred for testing required by the EPA and additional hardware systems testing.

     Patent amortization and other costs increased to $170,000 in 2005 versus $90,000 in 2004. The 2005 increase is related to writing off of some patents in 2005,offset by additional patent applications including the acquisition of additional patents from the Mitsui Company of Japan relating to catalyzed wire mesh filter technology and the higher amortization related to prior years' capitalized costs.

     Interest income decreased to $26,000 in 2005 from $47,000 in 2004 due to the lower amount of invested funds prior to the private placement funding received at the end of 2005.

RESULTS  OF  OPERATIONS
2004  VERSUS  2003

Revenues and cost of revenue were $722,000 and $455,000, respectively, in 2004 versus $567,000 and $219,000, respectively, in 2003. The revenues consist of the following:

     (in thousands)         2004    2003    2002
                           ------  ------  ------
     REVENUE:
     Additive              $  299  $  212  $   40
     Hardware                 369     161     102
     License & royalty         54     194     299
                           ----------------------

     Total revenue         $  722  $  567  $  441

     In the foregoing table "Additive" includes the Platinum Plus FBC products and concentrate; and "Hardware" includes the EPA verified Purifier System, ARIS injectors and dosing systems.

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

     Clean Diesel Technologies identified a market opportunity for urea selective catalytic reduction (SCR) systems for use with stationary diesel engines primarily for power generation. The ARIS is a single-fluid injection and metering system complete with an electronic control unit that can be integrated with engine electronic and diagnostic systems. CDT's business strategy is to license the ARIS NOx reduction system to other companies for an up-front fee for the technology and information transfer and a separate ongoing royalty per unit payment. CDT currently has an exclusive license agreement for both stationary and mobile ARIS applications with Mitsui Ltd. for Japan. CDT has a nonexclusive license for both stationary and mobile ARIS applications in the United States with Combustion Components Associates of Monroe, Connecticut. CDT previously had an ARIS stationary license agreement for North America with the RJM Corporation of Norwalk, Connecticut, but as of August 2004 RJM was out of business and the ARIS license reverted back to CDT. CDT believes that the ARIS 2000 system can most effectively be commercialized through licensing several companies with a related business in these markets. Clean Diesel Technologies is actively seeking additional ARIS licensees for both mobile and stationary applications in the US, Europe and Asia.

     General and administrative expenses increased to $3,962,000 in 2004 from $2,695,000 in 2003 as summarized in the following table:

(in thousands)                                2004     2003     2002
                                            -------  -------  -------
Compensation and benefits                   $ 2,535  $ 1,650  $ 1,335
Occupancy                                       420      320      265
Professional                                    740      425      325
Other                                           267      300      366
                                            -------  -------  -------
Total general and administrative expenses   $ 3,962  $ 2,695  $ 2,291

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

LIQUIDITY AND SOURCES OF CAPITAL

     Prior to 2000, Clean Diesel Technologies was primarily engaged in research and development and has incurred losses since inception aggregating $34,841,000 (excluding the effect of the preferred stock dividends). CDT expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although CDT has begun selling limited quantities of Platinum Plus additive and Purifier Systems and generating ARIS licensing and royalties, revenue to date has been insufficient to cover operating expenses, and Clean Diesel Technologies continues to be dependent upon sources other than operations to finance its working capital requirements.

     For the years ended 2005, 2004 and 2003, Clean Diesel Technologies used cash of $4,956,000, $4,312,000, and $2,744,000, respectively, in operating activities.

     At December 31, 2005, and December 31, 2004, Clean Diesel Technologies had cash and cash equivalents of $4,513,000 and $4,265,000, respectively. The increase in cash and cash equivalents in 2005 from 2004 was due to the timing of Clean Diesel's fundraising. Working capital increased to $4,521,000 at December 31, 2005, from $4,477,000 at December 31, 2004. CDT anticipates incurring additional losses through at least 2006 as it further pursues its commercialization efforts. At the date of this report, Clean Diesel Technologies has cash resources estimated to be sufficient for its needs into the first quarter of 2007.

     In November 2005, Clean Diesel Technologies received $5.5 million (net of $232,000 in expenses) through a private placement of 8.174 million shares of its common stock on AIM.

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

       In April 2003, Clean Diesel Technologies completed a nonexclusive license agreement with Combustion Component Associates Inc. (CCA) of Monroe, Connecticut, for the mobile ARIS technology in the US. Under terms of the agreement CCA agreed to pay CDT a nonrefundable $150,000 license fee and committed to spend an additional $100,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT recognized the $150,000 license revenue in the second quarter of 2003, as there are no ongoing services required to be performed by CDT.

     In September 2004, CCA was granted an additional limited two-year nonexclusive ARIS stationary license for the US market. The license fee is due at the end of a two-year trial period. Similar to the other ARIS license agreements for stationary applications, a per unit royalty of approximately $1,500 (based on percentage of sales price) is due for each system. CDT did not receive any revenue from this license in 2004 or 2005.

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

                   FUTURE  CONTRACTUAL  OBLIGATIONS
                           Less than    1 to 3   4 to 5   Over 5
(in thousands)     Total     1 year     years    years    years
                   ------  ----------  -------  -------  -------

Operating Leases   $  525  $      179  $   346  $    --  $    --
                   ------  ----------  -------  -------  -------

Total              $  525  $      179  $   346  $    --  $    --

     The operating lease consists of a five-year lease for administrative space in Stamford, Connecticut, a four-year lease for warehouse space in Milford, Connecticut, and a 27-month office lease in Whyteleafe, England.

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

     Clean Diesel Technologies' shipping terms are FOB shipping point and CDT recognizes revenue when its products are received unless the purchase order or contract specifically requires the Company to provide installation for hardware purchases. For hardware projects where CDT is responsible for installation either directly or indirectly (third-party contractor), revenue is recognized when the hardware is installed and/or accepted if the project requires inspection/acceptance.

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

PATENT  EXPENSE

     CDT capitalizes all direct incremental costs associated with initial patent filing costs and amortizes the cost over the estimated remaining life of such patent. Patents are reviewed regularly and the remaining carrying amount of any patents deemed not commercial or cost effective are written off.

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum and the United Kingdom exchange rate, CDT is not subject to any significant market risk exposure. See "Risk Factors of the Business- Platinum Price" in Item 1, "Business."

     Clean Diesel Technologies generally receives most income in United States dollars. CDT typically makes several monthly payments in various foreign currencies for salary expense, patent expenses, product tests and registration, local marketing and promotion, and consultants. Clean Diesel also received a portion of its fundraising proceeds in British Sterling, which is subject to foreign currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

     FAS Statement 154, "Accounting Changes and Error Corrections" was issued in May 2005 and is effective for fiscal years beginning after December 15, 2005. Unless impracticable, the statement requires the retrospective application of changes in accounting principle to prior periods' financial statements versus recognizing the effect in net income of the period of change. The Company does not expect the statement to have a material impact on its financial statements.

ITEM 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

Board  of  Directors  and  Stockholders
Clean  Diesel  Technologies,  Inc.

We have audited the accompanying balance sheets of Clean Diesel Technologies, Inc. as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


Eisner  LLP

New  York,  New  York
February 15, 2006, except for Note 4 as to which the date is March 3, 2006

CLEAN DIESEL TECHNOLOGIES, INC.
BALANCE SHEETS                                                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         ---------            ---------
                                                                           2005                 2004
                                                                         ---------            ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $  4,513             $  4,265
Accounts receivable, net of allowance of $11 and $12 in 2005 and
  2004,  respectively                                                         125                  145
Inventories                                                                   285                  387
Other current assets                                                           94                   71
Subscription receivable, net                                                  488                   --
                                                                         ---------            ---------
TOTAL CURRENT ASSETS                                                        5,505                4,868
Patents, net                                                                  567                  418
Fixed assets, net of accumulated depreciation of $259 in 2005 and
    $188 in 2004, respectively                                                175                  200
Other assets                                                                   27                   27
                                                                         ---------            ---------
TOTAL ASSETS                                                             $  6,274             $  5,513
                                                                         =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Deferred revenue                                                         $      9             $     --
Accounts payable and accrued expenses                                         487                  391
                                                                         ---------            ---------
    TOTAL CURRENT LIABILITIES                                                 496                  391

Commitments (Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.05 per share,
  authorized 100,000, no shares issued and outstanding                                              --
Common stock, par value $0.05 per share, authorized
  30,000,000 shares, issued and outstanding 25,369,358
  and 17,165,868 shares, respectively                                       1,268                  858
Common stock, par value $0.05 per share, subscribed and to be
issued; 705,113 shares in 2005                                                 35
Additional paid-in capital                                                 44,068               38,431
Accumulated deficit                                                       (39,593)             (34,167)
                                                                         ---------            ---------
TOTAL STOCKHOLDERS' EQUITY                                                  5,778                5,122
                                                                         ---------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  6,274             $  5,513
                                                                         =========           ==========

See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                            --------------------------------------------
Revenue:                                       2005             2004             2003
                                            ----------       ----------       ----------
    Additive revenue                        $     411        $     299        $     212
    Hardware revenue                              349              369              161
    License and royalty revenue                    52               54              194
                                            ----------       ----------       ----------
Total revenue                                     812              722              567

Costs and expenses:
    Cost of revenue                               471              455              219
    General and administrative                  4,963            3,962            2,695
    Research and development                      439              506              855
    Patent amortization and other expense         170               90               58
                                            ----------       ----------       ----------

Loss from operations                           (5,231)          (4,291)          (3,260)
Other income (expense)
    Foreign currency exchange gain (loss)        (221)             101               --
    Interest income                                26               47               15
                                            ----------       ----------       ----------

Net loss                                    $  (5,426)       $  (4,143)       $  (3,245)
                                            ==========       ==========       ==========

BASIC AND DILUTED LOSS PER COMMON SHARE     $   (0.30)       $   (0.26)       $   (0.26)
                                            ==========       ==========       ==========

WEIGHTED-AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                       18,389           16,071           12,721
                                            ==========       ==========       ==========

See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                                        (IN THOUSANDS)

                                                       Common Stock
                                  Common Stock         To be Issued      Additional                     Total
                               -------------------  -------------------    Paid-in    Accumulated    Stockholders'
                                Shares    Amount     Shares    Amount      Capital      Deficit         Equity
                               --------  ---------  --------  ---------  ----------  -------------  ---------------
Balance at December 31, 2002     11,968  $     598        --         --  $  28,519   $   ( 26,779)  $        2,338
Net loss for year                    --         --                              --         (3,245)          (3,245)
Exercise of warrants                 17          1                              (1)            --               --
Issuance of common stock          3,679        184                           7,265             --            7,449
Payment of directors' fees in
  common stock                       13          1                              26             --               27
Exercise of warrants                  2         --                               4             --                4
                               --------  ---------  --------  ---------  ----------  -------------  ---------------

Balance at December 31, 2003     15,679  $     784        --         --  $  35,813   $   ( 30,024)  $        6,573

Net loss for year                    --         --                              --         (4,143)          (4,143)
Options exercised                    34          2                              87             --               89
Issuance of common stock          1,427         71                           2,472             --            2,543
Payment of directors' fees in        26          1                              56                              57
  common stock                                                                                 --
Broker fee credit from 2003                                                      3                               3
                               --------  ---------  --------  ---------  ----------  -------------  ---------------

Balance at December 31, 2004     17,166  $     858        --         --  $  38,431   $   ( 34,167)  $        5,122

NET LOSS FOR YEAR                                                                          (5,426)          (5,426)
OPTIONS EXERCISED                     2         --                               2             --                2
ISSUANCE OF COMMON STOCK          8,174        409                           5,113             --            5,522
COMMON STOCK SUBSCRIBED AND
TO BE ISSUED                                             705         35        453                             488
                               --------  ---------  --------  ---------  ----------  -------------  ---------------
PAYMENT OF DIRECTORS' FEES IN        27          1                              69             --               70
  COMMON STOCK
                               --------  ---------  --------  ---------  ----------  -------------  ---------------

BALANCE AT DECEMBER 31, 2005     25,369  $   1,268       705  $      35  $  44,068   $    (39,593)  $        5,778
                               ========  =========  ========  =========  ==========  =============  ===============

See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOW                                                                         (IN THOUSANDS)
                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                         -------------------------------------
                                                                            2005         2004         2003
                                                                         -----------  -----------  -----------
OPERATING ACTIVITIES
Net loss                                                                 $   (5,426)  $   (4,143)  $   (3,245)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization                                                 163          132           81
  Write-off of inventory and patents and bad debt                                89           19           --
  Non-cash compensation expense for stock options                                --           88           --
Changes in operating assets and liabilities:
  Accounts receivable                                                             7          (40)         169
  Inventories                                                                    59          (76)          (6)
  Other current assets and security deposits                                    (23)          (7)           3
  Deferred compensation and pension benefits                                     --         (306)          --
  Accounts payable and accrued expenses                                         175           21          254
                                                                         -----------  -----------  -----------

Net cash used in operating activities                                        (4,956)      (4,312)      (2,744)
                                                                         -----------  -----------  -----------

INVESTING ACTIVITIES
Patent costs                                                                   (235)        (186)        (192)
Purchase of fixed assets                                                        (85)        (164)         (85)
                                                                         -----------  -----------  -----------
Net cash used in investing activities                                          (320)        (350)        (277)
                                                                         -----------  -----------  -----------

FINANCING ACTIVITIES
Proceeds from exercise of stock options                                           2            1            4
Proceeds from broker fee credit                                                  --            3           --
Proceeds from issuance of common stock, net                                   5,522        2,408        7,449
                                                                         -----------  -----------  -----------

Net cash provided by financing activities                                     5,524        2,412        7,453
                                                                         -----------  -----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            248       (2,250)       4,432
Cash and cash equivalents at beginning of the year                            4,265        6,515        2,083
                                                                         -----------  -----------  -----------

CASH AND CASH EQUIVALENTS AT END OF THE YEAR                             $    4,513   $    4,265   $    6,515
                                                                         ===========  ===========  ===========

NON-CASH FINANCING ACTIVITIES

Payment of accrued directors' fees in common stock                       $       70   $       57   $       28
Stock issued as payment for deferred compensation                                            135           --
Common stock subscribed                                                         488           --           --

See accompanying notes.

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS  AND  BASIS  OF  PRESENTATION

     Clean Diesel Technologies, Inc. ("CDT" or "Clean Diesel" or "Company"), located in Stamford Connecticut was incorporated in the State of Delaware on January 19, 1994. Clean Diesel is a specialty chemical and energy technology company supplying fuel additives and proprietary systems to reduce harmful emissions from internal combustion engines while improving fuel economy. Over the past several years the Company has filed patents, developed its technologies and is now commercializing Platinum Plus, a fuel borne catalyst (FBC); the Purifier System, which includes the FBC combined with a traditional diesel oxidation catalyst; the FBC/catalyzed wire mesh filter (CWMF) system; and the ARIS NOx reduction system through a direct sales and licensing distribution strategy. CDT is developing a network of licensed distributors to sell and market its patented Platinum Plus FBC, EPA verified Purifier System and the EPA verified FBC/CWMF system. CDT continues to market and sell the FBC, Purifier and CWMF systems to key corporate fleets to generate demand for its technologies. CDT's strategy for the ARIS NOx reduction system is to continue licensing the patented technology to engineering and automotive companies for an up-front license fee and an ongoing royalty. The success of CDT's technologies will depend upon the commercialization opportunities of the technologies, governmental regulations, and corresponding foreign and state agencies. CDT's raw materials are maintained offsite and the majority of its blending and manufacturing is performed by third parties.

During 2005, 2004 and 2003, the Company incurred net losses of approximately $5.4 million, $4.1 million and $3.2 million, respectively, and at December 31, 2005, has an accumulated deficit of approximately $40 million. In addition, net cash used in operating activities for the year ended December 31, 2005, was approximately $5 million. Commencing in 2006, the Company initiated a plan to reduce administrative overhead, primarily through the reduction of cash compensation to certain employees and the elimination of several consultants. In addition the Company completed a private placement of its common stock and raised net proceeds of approximately $6.0 million of which $5.5 million was received in the fourth quarter of 2005 and $0.5 million was received in the first quarter of 2006. Based on a forecast of 2006 cash flows and factoring in cash on hand at December 31, 2005, of $4.5 million and the Company's plans as described above, management believes that the company will have sufficient working capital to fund its operations in 2006.

2.   SIGNIFICANT  ACCOUNTING  POLICIES

USE OF ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

     Clean Diesel Technologies considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2005, substantially all of CDT's cash and cash equivalents were on deposit with two financial institutions. All financial instruments are reflected in the accompanying balance sheets at amounts that approximate fair market value.

FOREIGN CURRENCY

     The US dollar is considered the functional currency for CDT. CDT maintains a UK bank account for its UK representative office. Foreign currency translation gains or losses are recognized in the period incurred, which is included in other income/(expense) in the accompanying statements of operations. CDT recorded a foreign currency loss of $221,000 on its UK bank holding in 2005 versus a gain of $101,000 in 2004.

INVENTORIES

     Inventories are stated at the lower of cost or market and consist of the following:

    (in thousands)                2005   2004
                                 -----  -----
    Finished Platinum Plus FBC   $  59  $ 142
    Platinum concentrate/metal     119    150
    Hardware (ARIS and Purifier)    55     77
    Other                           52     18
                                 -----  -----
    Total inventory              $ 285  $ 387

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

REVENUE RECOGNITION

     Clean Diesel generates revenue from the sale of additives including the Platinum Plus FBC products and concentrate; hardware including the EPA verified Purifier System, ARIS injectors and dosing systems; and license and royalty fees from the ARIS System.

     CDT shipping terms are FOB shipping point, but revenue is recognized when its products are received and collections are reasonably assured unless the purchase order or contract specifically requires CDT to provide installation for hardware purchases. For hardware projects where CDT is responsible for installation either directly or indirectly (third-party contractor), revenue is recognized when the hardware is installed and/or accepted if the project requires inspection/acceptance.

     For 2005, a single customer accounted for 24% of Clean Diesel's revenue. For 2004, a different customer accounted for 35% of Clean Diesel's revenue. For 2003, two customers, including the 2004 key customer, accounted for 59% of Clean Diesel's revenue.

     License revenue is recognized when the license agreement is entered into, the license period commences, the technology rights, information and know-how have been transferred to the licensee and CDT does not have any ongoing responsibilities or performance requirements and collection is reasonably assured. Royalty income is recognized when earned.

     In August 2001, Clean Diesel Technologies completed an exclusive license agreement with Mitsui Ltd. for CDT's ARIS NOx control system for all stationary diesel power generators in Japan for the remaining life of the patents, through 2018. Under the agreement, CDT received a nonrefundable up-front license payment of $495,000, and will receive ongoing standard royalties of between $1,500 and $2,500 on each system sold by Mitsui. CDT recognized the license payment as revenue in 2001, as there are no significant ongoing services to be performed by CDT.

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

     In May 2005, CDT and Mitsui Ltd. mutually agreed to transfer both Mitsui's exclusive ARIS mobile and stationary licenses to DENOX Inc. of Japan. DENOX is a former joint venture of Mitsui. No additional license fees or payments were involved and DENOX agreed to the same per unit royalties and terms of the original license agreement.

     In April 2003, Clean Diesel Technologies completed a nonexclusive license agreement with Combustion Component Associates Inc. (CCA) of Monroe, Connecticut, for the mobile ARIS technology in the US for the remaining life of the patents, through 2018. Under terms of the agreement, CCA agreed to pay CDT a $150,000 nonrefundable license fee and the licensee committed to spend an additional $100,000 in developing, testing and demonstrating ARIS mobile prototypes. CDT will also receive ongoing royalty payments on a per unit basis. CDT recognized the $150,000 license revenue in the second quarter of 2003, as there are no significant ongoing services required to be performed by CDT.

     In September 2004, CCA was granted a limited two-year nonexclusive ARIS stationary license for the US market. The license fee of $150,000 is due by the end of a two-year trial period. Similar to the other ARIS license agreements for stationary applications, a per unit royalty of approximately $1,500 (based on percentage of sales price) is due for each ARIS system sold. CDT did not recognize any revenue from this license in 2004 and 2005.

GEOGRAPHIC INFORMATION

     CDT sells its Platinum Plus additives and licenses its ARIS systems throughout the world. A geographic breakdown of revenue consists of the following:

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

     (in thousands)   2005    2004    2003
                     ------  ------  ------
     REVENUE:
     US              $  675  $  468  $  364
     UK/Europe           48       2       9
     Asia                89     252     194
                     ------  ------  ------
     Total revenue   $  812  $  722  $  567

     Patents held by Clean Diesel consist of capitalized patent costs net of accumulated amortization and are as follows:

     (in thousands)          2005   2004
                            -----  -----
     US patents, net        $ 138  $  79
     Foreign patents, net     429    339
                            -----  -----
     Total patents, net     $ 567  $ 418

PATENT  EXPENSE

     CDT capitalizes all direct incremental costs associated with initial patent filing costs and amortizes the cost over the estimated remaining life of such patent. Patents are reviewed regularly and the remaining carrying value of any patents deemed not commercial or cost effective are written off. The expiration dates of CDT's patents, in numerous countries throughout the world, ranges from 2006 to 2025.

RESEARCH AND DEVELOPMENT COSTS

     Costs relating to the research, development and testing of products are charged to operations as they are incurred. These costs include test programs, salary and benefits, consultancy fees, materials and certain testing equipment.

GENERAL AND ADMINISTRATIVE EXPENSE

     General  and  administrative  expense  is  summarized  as  the  following:

(in  thousands)                             2005    2004    2003
                                           ------  ------  ------
Compensation and benefits                  $3,319  $2,535  $1,650
Occupancy                                     485     420     320
Professional                                  831     740     425
Other                                         328     267     300
                                           ------  ------  ------
Total general and administrative expense   $4,963  $3,962   2,695

STOCK-BASED COMPENSATION

     Clean Diesel Technologies accounts for employee/director stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Under CDT's current plan, options may be granted at not less than the fair market value on the date of grant and therefore no compensation expense is recognized for the stock options granted to employees.

     If compensation expense for CDT's plan had been determined based on the fair value at the grant dates for awards under its plan, consistent with the method described in SFAS No. 123 as amended, CDT's net loss and basic and diluted loss per common share would have been as follows on a pro forma basis:

                                                                     2005      2004      2003
                                                                   --------  --------  --------
     Net loss attributable to common stockholders as reported      $(5,426)  $(4,143)  $(3,245)
     Add: Stock-based compensation expense included in reported
         net loss, net of related tax effects                           --        88        --
     Deduct: Total stock-based employee compensation expense
         determined under fair value-based method for all awards,
         net of related tax effects                                   (875)     (826)   (1,176)
                                                                   ----------------------------
     Pro forma net loss attributable to common stockholders        $(6,301)  $(4,881)  $(4,421)
     Net loss per share attributable to common stockholders:
     Basic and diluted net loss per common share-as reported       $ (0.30)  $ (0.26)  $ (0.26)
     Basic and diluted per common share-pro forma                  $ (0.34)  $ (0.30)  $ (0.35)

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

     In December 2004, the FASB issued SFAS No 123R, "Share-Based Payment," which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement as an operating expense, based on their fair values on the grant date. Pro forma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period of the options. The effective date of SFAS No. 123R for the Company is January 1, 2006. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, recognizes no compensation cost for employee stock options unless options granted have an exercise price below market value on the date of grant.
Accordingly, the adoption of SFAS No. 123R's fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on various factors including levels of share-based payments granted in the future.

     In March 2005, the Board of Directors elected to vest all employees' outstanding, unvested 2003 option grants and up to 25,000 unvested 2004 option grants. Since the market price at the time of the vesting was below the option grant price, no additional expense was recognized on the Company's statement of operations. The remaining compensation value for the 363,000 of accelerated unvested option grants was $498,000 and is included in the pro forma table above. The CDT Board's decision to accelerate the vesting of these option grants was in response to the issuance by the FASB of SFAS No. 123R, "Share Based Payment." As a result of this measure, CDT will not be required to recognize any compensation expense in future periods associated with these option grants.

     The fair value of each option grant, for pro forma disclosure purposes, was estimated based on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      2005       2004       2003
                                   ---------  ---------  ---------
        Expected dividend yield         0.0%       0.0%       0.0%
        Risk-free interest rate         4.2%       4.2%       4.1%
        Expected volatility           106.9%      99.4%      99.4%
        Expected life of option      4 YEARS    4 years    4 years

     The weighted-average fair value per option granted was calculated as $0.86, $1.39 and $2.10 in 2005, 2004 and 2003, respectively.

BASIC AND DILUTED LOSS PER COMMON SHARE

     Basic and diluted loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period. Diluted loss per share is computed similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive using the treasury stock method. CDT's computation of diluted net loss per share for 2005, 2004 and 2003 does not include common share equivalents associated with 3,246,000, 2,668,000 and 2,248,000 options, respectively, and 507,000, 532,000 and 557,000 warrants, respectively, as the result would be anti-dilutive.

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

     At December 31, 2005, Clean Diesel had tax losses available for offset against future years' taxable income of approximately $32.5 million, expiring between 2009 and 2025. Temporary differences were insignificant as of the balance sheet dates. CDT has provided a full valuation allowance to reduce the related deferred tax asset to zero because of the uncertainty relating to realizing these tax benefits in the future.

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

     Under the provisions of the United States Tax Reform Act of 1986, utilization of CDT's US federal tax loss carry forwards for the period prior to December 12, 1995, may be limited as a result of the ownership change in excess of 50% related to the 1995 Fuel Tech Rights Offering. Losses subsequent to the aforementioned date may be limited due to cumulative ownership changes in any three-year period.

4.   STOCKHOLDERS'  EQUITY

     During 2005, Clean Diesel received proceeds of $5.5 million (net of expenses) through a private placement of approximately 8.2 million shares of its common stock on the AIM of the London Stock Exchange. In addition, Clean Diesel received subscriptions for an additional $487,500 (net of expense) related to the above transaction for 0.7 million shares of its common stock of which all $487,500 had been received by March 3, 2006. In 2004, Clean Diesel received cash proceeds of $2.4 million (net of expenses) through two private placements totaling approximately 1.4 million shares of its common stock on the AIM of the London Stock Exchange. In 2003, proceeds of $7.5 million (net of expenses) through two private placements totaling approximately 3.7 million shares of its common stock on the AIM of the London Stock Exchange were received.

     In June 2005, July 2004 and October 2003, CDT issued 27,179, 26,031 and 13,276 shares, respectively, of common stock to its Board of Directors in lieu of approximately $70,000, $56,500 and $27,500 of directors' fees pertaining to their services for the years ended December 31, 2004, 2003 and 2002. The share price used represented the average of CDT's quarter-end high and low trading prices. Such directors' fees had been accrued and charged to expense during 2004, 2003 and 2002.

5.   STOCK  OPTIONS  AND  WARRANTS

     Clean Diesel maintains a stock award plan, the 1994 Incentive Plan (the "Plan"). Under the Plan, awards may be granted to participants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based or non-share-based awards, or combinations thereof. CDT grants awards at fair market value on the date of grant with expiration dates of typically 10 years. Participants in the Plan may include CDT's directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of the business. The percentage of outstanding common shares of CDT used to determine the maximum number of awards to participants is 17.5%. In general, the policy of the Board was to grant stock options vesting in three equal portions on the first through third anniversaries of the grant date for grants prior to 1997, and in equal portions on the grant date and the first and second anniversaries of the grant date for grants awarded after 1997.

     The following table presents a summary of Clean Diesel's stock option activity and related information for the years ended December 31:

                                              2005                             2004                             2003
                                 ----------------------------------------------------------------  -------------------------------
                                   OPTIONS     WEIGHTED-AVERAGE     OPTIONS     WEIGHTED-AVERAGE     OPTIONS     WEIGHTED-AVERAGE
                                   (000'S)      EXERCISE PRICE      (000'S)      EXERCISE PRICE      (000'S)      EXERCISE PRICE
                                 ----------------------------------------------------------------  -------------------------------
Outstanding, beginning
  of year                              2,668   $            2.39        2,248   $            2.45         1,567  $            2.60
Granted                                  674                1.17          469                1.97           681               2.12
Exercised                                 (2)               0.90          (49)               1.22            --                 --
Forfeited                                (94)               4.93           --                  --            --                 --
                                 ----------------------------------------------------------------  -------------------------------
Outstanding, end
  of year                              3,246   $            2.06        2,668   $            2.39         2,248  $            2.45
                                 ================================================================  ===============================
Exercisable, end
  of year                              2,835   $            2.19        2,197   $            2.47         1,711  $            2.49
Weighted-average fair value of
options granted during the year                $            0.86                $            1.39                $            2.10

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2005:

                    OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
=====================================================================  ============================
                               WEIGHTED-AVERAGE
   RANGE OF       NUMBER OF  REMAINING CONTRACTUAL  WEIGHTED-AVERAGE   NUMBER OF   WEIGHTED-AVERAGE
EXERCISE PRICES    OPTIONS       LIFE IN YEARS       EXERCISE PRICE     OPTIONS     EXERCISE PRICE
---------------------------------------------------------------------  ----------------------------
$ .20 - $2.49     2,177,437           7.55                $1.54         1,766,435       $1.62
 2.50 -  4.63     1,063,500           5.42                 3.11         1,063,500        3.11
 5.63 -  6.82         5,000           0.42                 5.63             5,000        5.63
---------------------------------------------------------------------------------------------------
$0.20 - $6.82     3,245,937           6.84                $2.06         2,834,935       $2.19

     In conjunction with the September 2003 stock offering, Clean Diesel granted the private placement investors 230,240 warrants (approximately one warrant for each 10 shares of common stock purchased) at the same $1.63 price as the common stock issued.

     The following table presents a summary of Clean Diesel warrant activity and related information for the years ended December 31:

                                           Clean Diesel Warrants
                                 2005                        2004                        2003
                        --------------------------  --------------------------  --------------------------
                        Warrants   EXERCISE PRICE   Warrants   EXERCISE PRICE   Warrants   EXERCISE PRICE
                         (000'S)      PER SHARE      (000'S)      PER SHARE      (000'S)      PER SHARE
                        --------------------------  --------------------------  --------------------------
Outstanding, beginning
  of year                    532   $1.50  - $10.00       557   $ 1.50 - $10.00       379   $ 1.50 - $10.00
Granted                        -                 -        --                --       230   $          1.63
Exercised                      -                 -        --                --       (19)  $   1.50 - 2.00
Forfeited or expired         (25)  $          3.00       (25)  $         10.00       (33)                -
                        ----------------------------------------------------------------------------------
Outstanding, end
  of year                    507   $  1.50 - $2.25       532   $ 1.50 - $10.00       557   $ 1.50 - $10.00
                        ==================================================================================

                WARRANTS  OUTSTANDING                                  WARRANTS EXERCISABLE
================================================================  ===============================
                             WEIGHTED-AVERAGE
RANGE OF          NUMBER OF  REMAINING YEARS   WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE
EXERCISE PRICES   WARRANTS    EXERCISE LIFE     EXERCISE PRICE      EXERCISABLE      PRICE
----------------------------------------------------------------  ------------------------------
$1.50 - $2.00       466,908         5.58              $1.73          466,908          $1.73
     2.25            39,825         4.40               2.25           39,825           2.25
------------------------------------------------------------------------------------------
$1.50 - $2.25       506,733         5.49              $1.77          506,733          $1.77

6.   COMMITMENTS

     Clean Diesel is obligated under a sublease agreement through March 2009 for its principal office, through July 2008 for its Connecticut warehouse space, and through September 2007 for its Surrey, England, administrative space.
Annual rent including utilities is $125,000 for the US administrative space, $21,000 for the warehouse space and $33,000 for the UK administrative space. For the years ended December 31, 2005, 2004 and 2003, rental expense approximated $162,000, $128,000 and $111,000, respectively.

     Effective October 28, 1994, Fuel Tech granted two licenses to Clean Diesel for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, CDT will pay Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to Fuel Tech by payment of $3.3 million in 2006, $2.2 million in 2007 or $1.1 million in 2008. CDT as assignee and owner will maintain the technology at its own expense. Royalties incurred in 2005, 2004 and 2003 amounted to $10,300 $7,450 and $4,800, respectively. Royalties payable to Fuel Tech at December 31, 2005, 2004 and 2003 were $10,300, $7,450 and $4,800, respectively.

7.   RELATED  PARTY  TRANSACTIONS

     Clean Diesel has a Management and Services Agreement with Fuel Tech. The agreement requires Clean Diesel to reimburse Fuel Tech for management, services and administrative expenses incurred on behalf of Clean Diesel. Clean Diesel agreed to pay Fuel Tech a fee equal to an additional 3 to10% of the costs paid on Clean Diesel's behalf, dependent

CLEAN  DIESEL  TECHNOLOGIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)

upon the nature of the costs incurred. One Fuel Tech officer/director serves as an officer/director of Clean Diesel. The financial statements include charges from Fuel Tech of certain management and administrative costs, which approximate $71,000, $69,000 and $69,000 for the years ended December 31, 2005, 2004 and
2003,  respectively.

     Clean Diesel had a deferred salary plan with its former Chief Executive Officer in which he deferred $62,500 of his annual salary until CDT reaches $5 million in revenue. This agreement was terminated in March 2001 and the executive's salary was returned to full pay. In October 2004 as part of Clean Diesel's private placement on the AIM exchange, the former CEO exchanged all of his outstanding $135,400 of deferred compensation for 73,587 shares of CDT's common stock.

     Clean Diesel made annual pension payments or accruals pursuant to a deferred compensation plan on behalf of its former Chief Executive Officer. The former CEO also agreed to defer payment of the deferred compensation plan until the Company reached $5 million in revenue or he retired. In June 2003 the CEO elected to discontinue his deferred compensation plan. For the year ended December 31, 2003, $22,900 of expense was recognized in connection with the plan. In September 2004, the CEO retired and in October 2004 the full $305,600 balance was paid.

8.   MARKETING  AND  JOINT  DEVELOPMENT  AGREEMENTS

     Clean Diesel and AMBAC International reached an agreement in December 1997 under which the parties will jointly share in the cost of development of the ARIS injector for urea SCR (selective catalytic reduction).

CDT holds the exclusive marketing rights to the injector for a period of five years subject to certain minimum purchases of injectors from AMBAC. CDT agreed to purchase injectors exclusively from AMBAC until November 3, 2002, or to pay AMBAC for 50% of AMBAC's development cost and a royalty on injectors made elsewhere for CDT. No rights or licenses have been granted by either party to the other on patents or inventions conceived prior to the agreement. However, the parties have filed a joint patent on the specific ARIS injector. CDT has retained all rights to its underlying patents including the fundamental return-flow injection concept on which the US Patent Office has granted CDT a patent.

9.   RECENT  ACCOUNTING  PRONOUNCEMENTS

     FAS Statement 154, "Accounting Changes and Error Corrections" was issued in May 2005 and is effective for fiscal years beginning after December 15, 2005. Unless impracticable, the statement requires the retrospective application of changes in accounting principle to prior periods' financial statements versus recognizing the effect in net income of the period of change. The Company does not expect the statement to have a material impact on its financial statements.

10.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
          (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                                  Ended 3/31/05    Ended 6/30/05    Ended 9/30/05    Ended 12/31/05    Total Year
                                                    Unaudited        Unaudited        Unaudited        Unaudited          2005
                                                 ---------------------------------------------------------------------------------
TOTAL REVENUE                                    $          192   $          268   $          166   $           186   $       812
GROSS PROFIT *                                               82              107               64                88           341

NET LOSS ATTRIBUTABLE TO    COMMON STOCKHOLDERS          (1,191)          (1,286)          (1,489)           (1,460)       (5,426)

BASIC NET LOSS PER COMMON SHARE                           (0.07)           (0.07)           (0.09)            (0.07)        (0.30)

DILUTED NET LOSS PER COMMON SHARE                         (0.07)           (0.07)           (0.09)            (0.07)        (0.30)

                                                   1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                                  Ended 3/31/04    Ended 6/30/04    Ended 9/30/04    Ended 12/31/04    Total Year
                                                    Unaudited        Unaudited        Unaudited        Unaudited          2004
                                                 ---------------------------------------------------------------------------------
Total revenue                                    $          194   $           93   $          241   $           194   $       722
Gross profit *                                               62               40               92                73           267
Net loss attributable to
common stockholders                                        (808)            (885)          (1,243)           (1,207)       (4,143)
Basic net loss per common share                           (0.05)           (0.06)           (0.08)            (0.07)        (0.26)
Diluted net loss per common share                         (0.05)           (0.06)           (0.08)            (0.07)        (0.26)
----------------------------------------------------------------------------------------------------------------------------------

Note:  The sum of the quarters' earnings per share may not equal the full-year per share amounts.
* Gross profit is defined as total revenue less cost of revenue.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS  AND  PROCEDURES

     As of the date of this filing, an evaluation was performed under the supervision and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including its CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

ITEM 9B.  OTHER INFORMATION

     NONE

PART III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information regarding directors and executive officers of CDT will be set forth under the captions "Election of Directors", "Directors and Executive Officers of Clean Diesel Technologies" and "Committees of the Board" in CDT's Proxy Statement related to the 2006 annual meeting of stockholders (the "Proxy Statement") and is incorporated by reference herein.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item will be set forth under the caption "Audit Fees" in the Proxy Statement and is incorporated by reference herein.

PART IV

ITEM  15.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

(A)  (1)  FINANCIAL  STATEMENTS
     The Financial Statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.
               Report of Independent Registered Public Accounting Firm Balance Sheets as of December 31, 2005, and 2004 Statements of Operations for the years ended December 31, 2005,
                 2004,  and  2003
               Statements of Changes in Stockholders' Equity for the years ended
                 December  31,  2005,  2004,  and  2003
               Statements  of  Cash Flows for the years ended December 31, 2005,
                 2004,  and  2003

     (2)  FINANCIAL  STATEMENT  SCHEDULES
     Schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the financial statements or the notes thereto.

(B) EXHIBITS

The following exhibits are, as indicated by reference symbol, filed herewith or incorporated by refernce. Portions of Exhibits 10 (o) and 10(p) have been omitted pursuant to a request for confidential treatment.

*3(i)(a)     Restated Certificate of Incorporation of June 18, 2004.
*3(i)(b)     Certificate of Elimination of Series A Convertible Preferred Stock of June 18, 2004.
*3(ii)       By-Laws.
**4          Specimen Stock Certificate, Common Stock.
***10(a)     Assignment of Intellectual Property Rights Fuel Tech N.V. to Platinum Plus, Inc. As of November 5, 1997.
***10(b)     Assignment of Intellectual Property Rights by Fuel Tech, Inc. to Clean Diesel Technologies, Inc. as of
             November 5, 1997.
***10(c)     Assignment Agreement as of November 5, 1997 among Platinum Plus, Inc., Fuel-Tech N.V. and Clean
             Diesel Technologies, Inc.
****10(d)    1994 Incentive Plan as amended through August 8, 1996.
*****10(e)   Amendment of Section 5.1 of 1994 Incentive Plan, effective June 9, 1999.
*10(f)       Amendment of Section 6.11 of 1994 Incentive Plan, effective June 11, 2004.
*10(g)       Form of Incentive Stock Option Agreement.
*10(h)       Form of Non-Qualified Stock Option Agreement.
*10(i)       Form of Non-Executive Director Stock Option  Agreement.
+10(j)       Management Services Agreement between Clean Diesel Technologies, Inc., Fuel Tech, Inc. and Fuel-
             Tech N.V. as of June 1, 1996.
++10(k)      Office Premises Lease of January 29, 2004.
***10(l)     Registration Rights Agreement between Clean Diesel Technologies, Inc. and Fuel-Tech N.V. of
             November 5, 1997.
+++10(m)     Registration Rights Agreement between Clean Diesel Technologies, Inc. and Fuel-Tech N.V. of March
             24, 1997.
++++10(n)    Registration Rights Agreement between Clean Diesel Technologies, Inc. and the holders of Series A
             Convertible Preferred Stock as of  November 11, 1998.
++10(0)      License Agreement of July 13, 2001 between Clean Diesel Technologies, Inc. and Mitsui Co., Ltd  as
             amended by Amendment No. 1 of December 18,  2002.
++10(p)      License Agreement of March 31, 2003 between Clean Diesel Technologies, Inc. and Combustion
             Components Associates, Inc.
++10(t)      Agreement by and between David W. Whitwell and  Clean Diesel Technologies, Inc. dated as of
             March 1, 2001.
++10(u)      Agreement by and between R. Glen Reid and Clean Diesel Technologies, Inc. dated as of April 1, 2002.
@10(s)       Agreement by and between Bernhard Steiner and Clean Diesel Technologies, Inc., dated as of September
             13, 2004.
#10(v)       Amendment No.1 of 1 March 2006 to agreement of September 13, 2004 between Bernhard Steiner and
             Clean Diesel Technologies Inc.
@@           Separation Agreement of January 19, 2006 between James M. Valentine and Clean Diesel Technologies,
             Inc.
14@@@        Codes of Ethics and Business Conduct
#23(a)       Consent of Eisner LLP.
#31(a)       Bernhard Steiner Certification
#31(b)       David Whitwell Certification
#32          Certification by CEO and CFO

- - - - - - - - - - - - - - -

# Filed herewith.
*            Previously filed as Exhibit to Registration Statement on Form S-8 (No. 333-117057) of July 1, 2004.
**           Previously filed as Exhibit to Registration Statement on Form S-1 (No. 33-95840) of August 16, 1995.
***          Previously filed as Exhibit to Form 10-K for the year ended December 31, 1997.
****         Previously filed as Exhibit to Form 10-K for the year ended December 31, 1996.
*****        Previously filed as Exhibit to Form 10-K for the year ended December 31, 2000.
+            Previously filed as Exhibit to Form 10-Q for the period ended September 30, 1996.
++           Previously filed as Exhibit to Form 10-Q for period ended June 30, 2004.
+++          Previously filed as Exhibit to Registration Statement on Form S-1 of August 7, 1998.
++++         Previously filed as Exhibit to Form 10-Q for the period ended  September 30, 1998.
@            Previously filed as Exhibit to Form 8-K of July 30, 2004.
@@           Previously filed as Exhibit to Form 8-K of January 19, 2006.
@@@          Previously filed as Exhibit to Form 10-K for the year ended December 31, 2004.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CLEAN  DIESEL  TECHNOLOGIES,  INC.


March 28, 2006                          By:  /s/  Bernhard Steiner
--------------                             -------------------------------------
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

/s/ Bernhard Steiner        Chief Executive Officer, President and Director
--------------------------  (principal executive officer)
    Bernhard Steiner


/s/ David W. Whitwell       Chief Financial Officer, Sr. Vice President, and Treasurer
--------------------------  (principal financial and accounting officer)
    David W. Whitwell


/s/ Jeremy D. Peter-Hoblyn  Director
--------------------------
    Jeremy D. Peter-Hoblyn


/s/ John A. de Havilland    Director
--------------------------
    John A. de Havilland


/s/ Derek R. Gray           Director, Non-Executive Chairman of the Board of Directors
--------------------------
    Derek R. Gray


/s/ Charles W. Grinnell     Director, Vice President, and Corporate Secretary
--------------------------
    Charles W. Grinnell


 /s/ John J. McCloy         Director
--------------------------
     John J. McCloy

     Dated: March 28, 2006