Form 10-Q
period 2006-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2006-05-11
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  For  the  quarterly  period  ended  March  31,  2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  For  the  transition  period  from          to
                                      ------      ------

     Commission  file  number:     0-27432
                                 ------------


                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                         06-1393453
    --------------                                   ----------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

Clean  Diesel  Technologies,  Inc.
300  Atlantic  Street  -  Suite  702
Stamford,  CT                                           06901-3522
(Address  of principal executive offices)               (Zip Code)

                                 (203) 327-7050
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X     No
                                      ---       ---

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer      Accelerated  Filer       Non-Accelerated  Filer  X
                        ---                     ---                          ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                             Yes           No   X
                                 ---           ---

As of May 11, 2006, there were outstanding 26,100,268 shares of Common Stock, par value $0.05 per share, of the registrant.

     ======================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.

                 Form 10-Q for the Quarter Ended March 31, 2006

                                      INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements

              Balance Sheets as of March 31, 2006 (Unaudited),              3
              and December 31, 2005

              Statements of Operations for the Three Months                 4
              Ended March 31, 2006 and 2005 (Unaudited)

              Statements of Cash Flows for the Three Months                 5
              Ended March 31, 2006 and 2005 (Unaudited)

              Notes to Financial Statements                                 6

Item 2.       Management's Discussion and Analysis of                      12
              Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk   14

Item 4.       Controls and Procedures                                      14


PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings                                            15
Item 2.       Changes in Securities                                        15
Item 3.       Defaults upon Senior Securities                              15
Item 4.       Submission of Matters to a Vote of Security Holders          15
Item 5.       Other Information                                            15
Item 6.       Exhibits and Reports on Form 8-K                             15

SIGNATURES & CERTIFICATIONS                                                16

PART I. FINANCIAL  INFORMATION
Item 1. Condensed  Financial  Statements

                                  CLEAN DIESEL TECHNOLOGIES, INC.

                                     CONDENSED BALANCE SHEETS
                                                                (in thousands, except share data)
                                                                MARCH 31,           December 31,
                                                                  2006                  2005
                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                 $            3,895   $            4,513
Accounts receivable, net of allowance of $18 and $11 in
  2006 and 2005, respectively                                            166                  125
Inventories                                                              263                  285
Other current assets                                                     111                   94
Subscription receivable, net                                               0                  488
                                                          -------------------  -------------------
TOTAL CURRENT ASSETS                                                   4,435                5,505
Patents, net                                                             576                  567
Fixed assets, net of accumulated depreciation of $285
  and $259 in 2006 and 2005, respectively                               150                  175
Other assets                                                              27                   27
                                                          -------------------  -------------------
TOTAL ASSETS                                              $            5,188   $            6,274
                                                          ===================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Deferred revenue                                                          11                    9
Accounts payable and accrued expenses                                    909                  487
                                                          -------------------  -------------------
TOTAL CURRENT LIABILITIES                                                920                  496

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.05 per share,
100,000 shares authorized, no shares issued
  and outstanding                                                        --                   --
Common Stock, par value $0.05 per share, authorized
  30,000,000 shares, issued and outstanding
  26,100,268 and 25,369,358 shares respectively                        1,304                1,268
Common Stock, par value $0.05 per share, subscribed
and to be issued; 705,113 shares in 2005                                   0                   35
Additional paid-in capital                                            44,141               44,068
Accumulated deficit                                                  (41,177)             (39,593)
                                                          -------------------  -------------------
TOTAL STOCKHOLDERS' EQUITY                                             4,268                5,778
                                                          -------------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $            5,188   $            6,274
                                                          ===================  ===================

--------------------------------------------------------------------------------------------------
See  notes  to  condensed  financial  statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (in thousands except per share data)

                                                  Three Months Ended
                                                       March 31,
                                                  2006         2005
                                               -----------  -----------
REVENUE:
Additive revenue                               $      150   $       95
Hardware revenue                                       45           92
License, royalty and other revenue                     74            5
                                               -----------  -----------
Total revenue                                         269          192

COSTS AND EXPENSES:
Cost of revenue                                       116          110
General and administrative                          1,529        1,165
Research and development                              218           59
Patent amortization and other expense                  43           39
                                               -----------  -----------

Loss from operations                               (1,637)      (1,181)
Other income (expense):
Foreign currency exchange gain/(loss)                  14          (19)
Interest income                                        27            9
Miscellaneous income                                   12            0
                                               -----------  -----------

Net loss attributable to common stockholders   $   (1,584)  $   (1,191)
                                               ===========  ===========

BASIC AND DILUTED LOSS PER COMMON SHARE        $    (0.06)  $    (0.07)
                                               ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                  26,085       17,166
                                               ===========  ===========

See  notes  to  condensed  financial  statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          (in thousands)

                                                         Three Months Ended
                                                             March 31,

                                                        2006         2005
                                                     ----------  ------------
OPERATING ACTIVITIES
Net loss                                             $  (1,584)  $    (1,191)
Adjustments to reconcile net loss to cash used in
  operating activities:
    Depreciation and amortization                           42            42
    Write-off patents and bad debt                          17             2
    Non-cash compensation expense for stock options         53            --
  Changes in operating assets and liabilities:
    Accounts receivable                                    (49)          (13)
    Inventories                                             22            92
    Other current assets and security deposits             (18)          (54)
    Accounts payable and accrued expenses                  431            (7)
                                                     ----------  ------------
Net cash used in operating activities                   (1,086)       (1,129)
                                                     ----------  ------------

INVESTING ACTIVITIES
Patent costs                                               (34)          (90)
Purchase of fixed assets                                    --           (50)
                                                     ----------  ------------
Net cash used in investing activities                      (34)         (140)
                                                     ----------  ------------

FINANCING ACTIVITIES
Proceeds from exercise of stock options                     14            --
Proceeds from receipt of subscription receivable           488            --
                                                     ----------  ------------
Net cash provided by financing activities                  502            --
                                                     ----------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (618)       (1,269)
Cash and cash equivalents at beginning of period         4,513         4,265
                                                     ----------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   3,895   $     2,996
                                                     ==========  ============

See  notes  to  condensed  financial  statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE  1:  BASIS  OF  PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statement presentation. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Clean Diesel Technologies, Inc. (the "Company" or "CDT") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds a 7.0% interest in the Company as of March 31, 2006.

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

NOTE  2:  SIGNIFICANT  ACCOUNTING  POLICIES

FOREIGN  CURRENCY

The US dollar is considered the functional currency for CDT. CDT maintains a UK bank account for its UK representative office. Foreign currency translation gains or losses are recognized in the period incurred, which is included in other income (expense) in the accompanying statements of operations. CDT recorded a foreign currency gain of $14,000 on its UK bank holdings for the three months ended March 31, 2006.

INVENTORIES

Inventories are stated at the lower of cost or market and consist of the following:

                                     MARCH 31,    December 31,
         (in thousands)                2006           2005
                                   -------------  -------------
     Finished Platinum Plus FBC    $         125  $          59
     Platinum concentrate/metal               23            119
     Hardware (ARIS and Purifier)             55             55
     Other                                    60             52
                                   -------------  -------------
     Total inventory               $         263  $         285

REVENUE  RECOGNITION

Clean Diesel Technologies generates revenue from the sale of additives including the Platinum Plus FBC products and concentrate; hardware including the EPA verified Purifier System and catalyzed wire mesh filter, ARIS injectors and dosing systems; and license, royalty fees and other revenue from the ARIS 2000 System and market analysis/consulting. CDT sells to end-user fleets, municipalities and construction companies, as well as fuel resellers, additive distribution companies and emission reduction companies.

CDT shipping terms are FOB shipping point but revenue is recognized when its products are received and collections are reasonably assured unless the purchase order or contract specifically requires CDT to provide installation of hardware. For hardware projects where CDT is responsible for installation either directly or indirectly (third-party contractor), revenue is recognized when the hardware is installed and/or accepted if the project requires inspection/acceptance.

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

DEFERRED  REVENUE

In January 2006 Clean Diesel signed a one year contract with a new customer to provide certain consulting and market analysis services for a fee of 130,000 GBP (approximately $230,000). The Company is recognizing the revenue ratably over the 12 month term of the contract. During the three months ended March 31, 2006, the Company recorded $58,000 of revenues relating to this contract and at March 31, 2006 recorded deferred revenue of $11,000.

GEOGRAPHIC  INFORMATION

CDT sells its Platinum Plus additives and licenses its ARIS systems throughout the world. A geographic breakdown of revenue consists of the following:

                       First Quarter
     (in thousands)    2006     2005
                     --------  -------
     REVENUE:
     US              $    173  $   180
     UK/Europe             85       12
     Asia                  11        0
                     --------  -------
     Total Revenue   $    269  $   192

Foreign assets held by Clean Diesel Technologies consist of capitalized foreign patents net of accumulated amortization and are as follows:

                             MARCH 31,   December 31,
     (in thousands)            2006         2005
                            ----------  -------------
     US patents, net        $      151  $         138
     Foreign patents, net          425            429
                            ----------  -------------
     Total patents, net     $      576  $         567

PATENT  EXPENSE

CDT capitalizes all direct incremental costs associated with initial patent filing costs and amortizes the cost over the estimated remaining life of such patent. Patents are reviewed regularly and the remaining carrying value of any patents deemed not commercial or cost effective are written off. The expiration dates of CDT's patents, in numerous countries throughout the world, range from 2006 to 2025.

RESEARCH  AND  DEVELOPMENT  COSTS

Costs relating to the research, development and testing of products are charged to operations as they are incurred. These costs include test programs, salary and benefits, consultancy fees, materials and certain testing equipment.

GENERAL  AND  ADMINISTRATIVE  EXPENSE

General  and  administrative  expense  is  summarized  as  the  following:

                                                  First Quarter
     (in thousands)                               2006     2005
                                                --------  -------
     Compensation and benefits                  $  1,126  $   763
     Occupancy                                       106      112
     Professional                                    201      182
     Other                                            96      108
                                                --------  -------
Total general and administrative expense        $  1,529  $ 1,165

During the three months ended March 31, 2006, the Company recorded severance compensation of $375,475 relating to the departure of its former President and Chief Operating Officer, which is being paid in twelve monthly installments. At March 31, 2006, accrued expenses include $284,750 relating to this obligation.

STOCK-BASED  COMPENSATION

Effective January 1, 2006, Clean Diesel adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (SFAS No.
123R), which requires a public entity to measure the cost of employee, officer and director services received in exchanged for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123R supersedes the Company's previous accounting under SFAS No. 123, accounting for Stock-Based
Compensation (SFAS No. 123), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. In the three months ended March 31, 2006, Clean Diesel recorded share-based compensation for options attributable to employees and officers of $53,000, or $0.00 per share which is included in the Company's net loss for the period.

Clean Diesel has a 1994 stock option plan approved by shareholders for officers, directors, key employees of the Company, and consultants to the Company. Participants are eligible to receive incentive and/or nonqualified stock options. The stock option plan allows for total options granted to be up to 17.5% of outstanding common shares. The stock option plan is administered by the Compensation Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation Committee of the Board of Directors and administered in accordance with the 1994 stock option plan.

Both incentive stock options and non-qualified options granted to employees, officers and directors under this plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant. The options typically grant one-third on grant date and one-third on the first and second grant anniversary dates except for Non-Executive Directors for which options fully vest upon granting.

A summary of the Company's stock option plans activity as of March 31, 2006, and changes during the three months then ended is as follows:

                                                               Weighted
                                                 Weighted       average
                                                 average       remaining    Aggregate
                                                 exercise     contractual   intrinsic
                                      Shares      price       term (years)    value
                                   ----------  ------------  -------------  ----------
     Outstanding, January 1, 2006   3,245,936  $       2.06
         Granted                           --           N/A
         Exercised                     15,000          0.90
         Forfeited                     47,167          2.00
         Expired                           --           N/A
                                   ----------  ------------
     Outstanding and expects to
       vest, March 31, 2006         3,183,769  $       2.07            7.7  $   86,000
                                   ==========  ============  =============  ==========

     Exercisable, March 31, 2006    2,814,437  $       2.18            6.6  $   66,000
                                   ==========  ============  =============  ==========

In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company's prior period pro forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of the Company's stock, the risk free interest rate, option forfeiture rates, and dividends, if any. The expected term of the options is based on a historical weighted average of exercised options. The expected volatility is derived from the historical volatility of the Company's stock on the UK London Stock Exchange AIM listing and the US Over the Counter listings for a period that matches the expected life of the option. The risk-free interest rate is the yield from a treasury bond or note corresponding to the expected term of the option. Option forfeiture rates are based on the Company's historical forfeiture rates. The Company has not paid dividends and does not expect to pay dividends in the future.

Compensation costs for stock options with graded vesting are recognized over the vesting period. As of March 31, 2006, there was $253,000 of total unrecognized compensation costs related to granted stock options. These costs are expected to be recognized over a weighted average period of 1.4 years.

The weighted-average grant-date fair value of options granted for the three months ended March 31, 2005 was $1.06. The total intrinsic value of stock options exercised for the three months ended March 31, 2006 and 2005 was $3,000 and $0, respectively. In March 2005, the Company accelerated vesting of 363,000 options with fair market value of $498,000 in response to the issuance by FASB of SFAS No. 123R.

The fair value of each option grant in 2005 was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

     Expected volatility                    101.9%
     Weighted average expected volatility   101.9%
     Expected dividends                       N/A%
     Expected term (in years)                 4.3
     Risk-free interest rates                4.28%

SFAS No. 123 required disclosure of net income, on a pro forma basis, as if expense treatment had been applied. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS No. 123R, the Company's net income for the previous period presented would have changed to the pro forma amounts as follows:

                                                                   Three Months Ended
                                                                     March 31, 2005
                                                                ------------------------

                                                                 (Amounts in thousands,
                                                                 except per share data)
     Net loss attributable to common stockholders as reported   $                (1,191)

     Deduct:  Total stock based employee compensation expense
       Under fair value method for all awards, determined
       Net of related tax effects                                                  (537)
                                                                ------------------------

     Pro forma net income                                       $                (1,728)
                                                                ========================
     Basic and diluted net loss per common share - as reported  $                 (0.07)
     Basic and diluted net loss per common share - pro forma    $                 (0.10)

BASIC  AND  DILUTED  LOSS  PER  COMMON  SHARE

Basic and diluted loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period. Diluted loss per share is computed similar to basic earnings per share, except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method. CDT's computation of diluted net loss per share does not include common share equivalents associated with 3,184,000 and 2,713,000 options, respectively, and 507,000 and 532,000 warrants, respectively for the 2006 and 2005 periods, as the result would be anti-dilutive.

STOCKHOLDERS'  EQUITY

Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective November 11, 2005, 8.174 million shares of its common stock. The price of the common stock was 40 pence (GBP) per share (approximately $0.704 per share). The proceeds of the common stock issuance, was $5.5 million (net of $232,000 in expenses).

In addition, Clean Diesel Technologies received subscriptions for an additional $487,500 (net of $12,500 in expenses) related to the November 11th fund-raising above for 0.7 million shares of common stock. The 487,500 was received in the first quarter 2006.

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

NOTE 4: COMMITMENTS

Clean Diesel Technologies leases 3,925 square feet of administrative office space at 300 Atlantic Street, Stamford, Connecticut. The five year lease through March 2009 has an annual cost of approximately $125,000, including rent, utilities and parking.

CDT leases 400 square feet of administrative space at 23 Bourne House, 475 Godstone Road in Surrey, England. The two and half year lease through September 2007 has an annual cost of approximately $33,000 including utilities and communication services.

CDT has signed a four year lease (through July 2008) for 2,750 square feet of warehouse space in Milford, Connecticut. Annual rent including utilities will be approximately $21,000.

Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company pays Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $3.3 million in 2006, and declining annually to $2.2 million in 2007 and $1.1 million in 2008. The Company as assignee and owner is responsible for maintaining the technology at its own expense. Royalty expense was $3,756 and $2,404 for the three months ended March 31, 2006 and 2005 respectively, and the royalty expense payable to Fuel Tech at March 31, 2006 and 2005 is $3,756 and $2,404, respectively.

NOTE 5: CONCENTRATION

For the quarter ended March 31, 2006 and 2005, Clean Diesel's largest customers as a percentage of sales were as follows:

                   First Quarter
     REVENUE:      2006     2005
                 --------  -------
     Customer A       22%       *
     Customer B       13%      13%
     Customer C        *       12%
     Customer D       12%       *
     Customer E        *       24%

* Represents less than 10% revenue for that customer in the applicable period. There were no other customers that represented 10% or more of revenue for the shown periods.

In addition to the revenue concentration, at March 31, 2006 Clean Diesel has three customers that represents 55% of its gross accounts receivable balance. Two of the three customers are the same customers listed in the revenue concentration chart above.

                         CLEAN DIESEL TECHNOLOGIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING  STATEMENTS

Statements in this Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See "Risk Factors of the Business" in Item 1, "Business," and also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS  OF  OPERATIONS

2006  VERSUS  2005

Revenues and cost of revenue in the first quarter of 2006 were $269,000 and $116,000, respectively, versus $192,000 and $110,000, respectively for the 2005 first quarter. Revenues consist of the following:

                   First Quarter
     (in thousands)                2006   2005
                                  -----  -----
     REVENUE:
     Additive                     $ 150  $  95
     Hardware                        45     92
     License, royalty and other      74      5
                                  -----  -----

     Total revenue                $ 269  $ 192

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

     Clean Diesel Technologies has also completed VERT and BUWAL testing in Europe for use of the Platinum Plus FBC with a diesel particulate filter.

     Additive revenue has increased as a result of the addition of new customers and expanding sales in several niche markets particularly mining. The decrease in hardware sales is primarily the result of the timing of ARIS injector sales and the 2005 State of Pennsylvania grant project.

     License, royalty and other revenue increased as a result of the income recognized for a consulting and market analysis project performed by Clean Diesel for a new International customer.

Clean Diesel's strategy is to license the ARIS 2000 NOx reduction system to other companies for an up-front fee for the technology and information transfer and a separate on-going royalty per unit payment. CDT currently has an exclusive license agreement for both stationary and mobile ARIS applications with DENOX, Inc. (transferred from Mitsui Ltd) for Japan. CDT has a non-exclusive license for both stationary and mobile ARIS applications in the United States with Combustion Components Associates of Monroe, Connecticut. CDT previously had an ARIS stationary license agreement for North America with the RJM Corporation of Norwalk, Connecticut, but as of August 2004 RJM was out of business and the ARIS license reverted back to CDT. CDT believes that the ARIS 2000 system can most effectively be commercialized through licensing several companies with a related business in these markets. Clean Diesel Technologies is actively seeking additional ARIS licensees for both mobile and stationary applications in the US, Europe and Asia.

General and administrative expenses increased to $1,529,000 in 2006 from $1,165,000 in 2005 as summarized in the following table:

                                                   First Quarter
     in thousands)                                 2006     2005
                                                 --------  -------
     Compensation and benefits                   $  1,126  $   763
     Occupancy                                        106      112
     Professional                                     201      182
     Other                                             96      108
                                                 --------  -------

     Total general and administrative expenses   $  1,529  $ 1,165

Compensation and benefit expense increased as a result of the recognition of $53,000 in non-cash compensation expense relating to stock options granted prior to January 1, 2006 as required under Financial Accounting Standards 123R. Professional expense fees also increased primarily due to additional investor relations activity in Germany and continental Europe.

Included in the 2006 first quarter compensation and benefit expense is $357,475 of severance charges related to the departure of James Valentine, President and Chief Operating Officer. Clean Diesel announced in January 2006 that Mr. Valentine had been "released from employment and resigned as director of the company." The first quarter 2006 financials include accrued severance charges of $284,750 representing salary and benefit costs for the remainder of the one year employment contract between Clean Diesel and Mr. Valentine which is to be paid on a monthly basis.

Research and development expenses increased to $218,000 in 2006 from $59,000 in 2005. The increase in research and development in 2005 is due to the timing of expenses and projects from year to year and additional laboratory testing on the CWMF technology acquired from Mitsui and a new bio-fuel additive formulation.

Patent amortization and other costs increased to $43,000 in 2006 versus $39,000 in 2005. The 2006 increase is related to higher amortization related to prior period capitalization.

Interest income increased to $27,000 in 2006 from $9,000 in 2005 due to higher rates of return and the higher amount of invested funds in the first quarter of 2006 related to the November 2005 fund-raising.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception aggregating $36,425,000 (excluding the effect of the non-cash preferred stock dividends on preferred shares prior to conversion to common). The Company expects to incur losses through the foreseeable future as it further pursues its commercialization efforts. Although the Company started selling limited quantities of Platinum Plus additive and the verified Purifier system and generating some ARIS licensing fees and royalties, operating revenue to date has been insufficient to cover operating expenses and the Company continues to be dependent upon proceeds from fund raising to finance its working capital requirements.

For the three months ended March 31, 2006 and 2005, the Company used cash of $1,086,000 and $1,129,000, respectively, in operating activities.

At March 31, 2006 and December 31, 2005, the Company had cash and cash equivalents of $3,895,000 and $4,513,000, respectively. The decrease in cash and cash equivalents in 2006 was the result of limited revenues and on-going operating costs. The Company anticipates incurring additional losses through at least 2006 as it further pursues its commercialization efforts.

Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective November 11, 2005, 8.174 million shares of its common stock. The price of the common stock was 40 pence (GBP) per share (approximately $0.704 per share). The proceeds of the common stock issuance, was $5.5 million (net of $232,000 in expenses).

In addition, Clean Diesel Technologies received subscriptions for an additional $487,500 (net of $12,500 in expense) related to the November 11th fund-raising above for 0.7 million shares of common stock. The $487,500 had been received as of March 3, 2006.

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

At the present time, the Company cannot estimate when, or if, its operations will generate positive cash flows from operations. The Company does not have any credit facilities available with financial institutions or other third parties. If the Company cannot generate cash flow from operations, CDT will be dependent upon external sources of best-efforts financing, of which there are no firm commitments or arrangements. Based on the current operating plan, management believes that the cash balance as of March 31, 2006 of $3.9 million will be sufficient to meet the cash needs through the first quarter of 2007. In the future, unless operating revenues are sufficient to meet operating expenses, the Company may need to access capital markets to fund operations by incurring indebtedness or issuing equity securities. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, it will be on acceptable terms. If management is unable to obtain the necessary financing from external sources, the Company may need to manage any cash shortfalls by taking measures which may include deferring or reducing the scope of commercialization efforts, reducing costs and overhead expenses, or otherwise curtailing operations, or obtaining funds by a disposition of assets or through arrangements with others that may require CDT to relinquish rights to certain of its technologies, or to license the rights to such technologies on terms that are less favorable to CDT than might otherwise be available.

ITEM 3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum and the British Sterling exchange rate, the Company is not subject to any significant market risk exposure.

The Company generally receives most income in United States dollars. Clean Diesel Technologies maintains a UK bank account and typically makes several payments monthly in various foreign currencies for patent expenses, product tests and registration, local marketing and promotion, consultants and employees.

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


Date:  May  11,  2006                    By: /s/Bernhard Steiner
                                             ------------------------------
                                             Bernhard  Steiner
                                             Director,  President  and
                                             Chief  Executive  Officer


Date:  May  11,  2006                    By: /s/David  W.  Whitwell
                                             ------------------------------
                                             David  W.  Whitwell
                                             Chief  Financial  Officer,
                                             Senior Vice President and Treasurer