Form 10-Q
period 2006-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2006-08-11
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2006

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X      No
                                        ---         ---

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer       Accelerated Filer      Non-Accelerated Filer  X
                        ----                    ----                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes          No  X
                                        ---         ---


As of August 11, 2006, there were outstanding 26,162,459 shares of Common Stock, par value $0.05 per share, of the registrant.

================================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.

                  Form 10-Q for the Quarter Ended June 30, 2006

                                      INDEX


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

          Balance Sheets as of June 30, 2006 (Unaudited),                   3
          and December 31, 2005

          Statements of Operations for the Three and Six Months             4
          Ended June 30, 2006 and 2005 (Unaudited)

          Statements of Cash Flows for the Six Months                       5
          Ended June 30, 2006 and 2005 (Unaudited)

          Notes to Financial Statements                                     6

Item 2.   Management's Discussion and Analysis of                          12
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       14

Item 4.   Controls and Procedures                                          14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                16
Item 2.   Changes in Securities                                            16
Item 3.   Defaults upon Senior Securities                                  16
Item 4.   Submission of Matters to a Vote of Security Holders              16
Item 5.   Other Information                                                16
Item 6.   Exhibits and Reports on Form 8-K                                 16


SIGNATURES & CERTIFICATIONS                                                17

PART I.     FINANCIAL INFORMATION
Item 1.     Condensed Financial Statements

                                CLEAN DIESEL TECHNOLOGIES, INC.

                                    CONDENSED BALANCE SHEETS

                                                           (in thousands, except share data)
                                                               JUNE 30,          December 31,
                                                                 2006               2005
                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                $             2,501   $         4,513
Accounts receivable, net of allowance of $18 and $11 in
  2006 and 2005, respectively                                            172               125
Inventories                                                              452               285
Other current assets                                                     128                94
Subscription receivable, net                                               0               488
                                                         --------------------  ----------------
TOTAL CURRENT ASSETS                                                   3,253             5,505
Patents, net                                                             593               567
Fixed assets, net of accumulated depreciation of $307
  and $259 in 2006 and 2005, respectively                                118               175
Other assets                                                              37                27
                                                         --------------------  ----------------
TOTAL ASSETS                                             $             4,001   $         6,274
                                                         ====================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Deferred revenue                                                           0                 9
Accounts payable and accrued expenses                                    775               487
                                                         --------------------  ----------------
TOTAL CURRENT LIABILITIES                                                775               496

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.05 per share,
100,000 shares authorized, no shares issued
  and outstanding                                                         --                --
Common Stock, par value $0.05 per share, authorized
  30,000,000 shares, issued and outstanding
  26,162,459 and 25,369,358 shares respectively                        1,308             1,268
Common Stock, par value $0.05 per share, subscribed
and to be issued; 705,113 shares in 2005                                   0                35
Additional paid-in capital                                            44,285            44,068
Accumulated deficit                                                  (42,367)          (39,593)
                                                         --------------------  ----------------
TOTAL STOCKHOLDERS' EQUITY                                             3,226             5,778
                                                         --------------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $             4,001   $         6,274
                                                         ====================  ================

See notes to condensed financial statements.

                               CLEAN DIESEL TECHNOLOGIES, INC.

                              CONDENSED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                                    (in thousands except per share data)
                                                 Three Months Ended       Six Months Ended
                                                       June 30,               June 30,
                                                  2006        2005        2006        2005
                                               ----------  ----------  ----------  ----------
REVENUE:
Additive revenue                               $     145   $      91   $     296   $     186
Hardware revenue                                      73         166         117         258
License, royalty and other revenue                    61          11         135          16
                                               ----------  ----------  ----------  ----------
Total revenue                                        279         268         548         460

COSTS AND EXPENSES:
Cost of revenue                                      156         161         272         271
General and administrative                         1,186       1,210       2,715       2,375
Research and development                             177          88         395         147
Patent amortization and other patent expense          50          25          93          64
                                               ----------  ----------  ----------  ----------

Loss from operations                              (1,290)     (1,216)     (2,927)     (2,397)
Other income (expense):
Foreign currency exchange gain/(loss)                 79         (75)         93         (94)
Interest income                                       21           5          48          14
Miscellaneous income                                   0           0          12           0
                                               ----------  ----------  ----------  ----------

Net loss                                       $  (1,190)  $  (1,286)  $  (2,774)  $  (2,477)
                                               ==========  ==========  ==========  ==========

BASIC AND DILUTED LOSS PER COMMON SHARE        $   (0.05)  $   (0.07)  $   (0.11)  $   (0.14)
                                               ==========  ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC AND DILUTED          26,111      17,171      26,098      17,168
                                               ==========  ==========  ==========  ==========

See notes to condensed financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        (in thousands)

                                                       Six Months Ended
                                                           June 30,
                                                        2006      2005
                                                     ---------  ---------
OPERATING ACTIVITIES
Net loss                                             $ (2,774)  $ (2,477)
Adjustments to reconcile net loss to cash used in
  operating activities:
    Depreciation and amortization                          79          6
    Write-off patent and bad debt provision                18         83
    Non-cash compensation expense for stock options       106         --
  Changes in operating assets and liabilities:
    Accounts receivable                                   (57)      (116)
    Inventories                                          (161)        49
    Other current assets and security deposits            (44)       (42)
    Accounts payable and accrued expenses                 381        (38)
                                                     ---------  ---------
Net cash used in operating activities                  (2,452)    (2,535)
                                                     ---------  ---------

INVESTING ACTIVITIES
Patent costs                                              (62)      (145)
Purchase of fixed assets                                   --        (60)
                                                     ---------  ---------
Net cash used in investing activities                     (62)      (205)
                                                     ---------  ---------

FINANCING ACTIVITIES
Proceeds from exercise of stock options                    14         --
Proceeds from receipt of subscription receivable          488         --
                                                     ---------  ---------
Net cash provided by financing activities                 502    _____--
                                                     ---------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (2,012)    (2,740)
Cash and cash equivalents at beginning of period        4,513      4,265
                                                     ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  2,501   $  1,525
                                                     =========  =========

Non-cash financing activities
      Accrued expenses settled in common stock       $     94   $     71

See notes to condensed financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE  1:  BASIS  OF  PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statement presentation. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Clean Diesel Technologies, Inc. (the "Company" or "CDT") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds a 7.0% interest in the Company as of June 30, 2006.

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

Clean Diesel has been unable to generate positive cash flows from its operations in the past. The Company does not have any credit facilities available with financial institutions or other third parties. If the Company is unable to generate cash flow from operations in the future, Clean Diesel will be dependent upon external sources of best-efforts financing, of which there are no firm commitments or arrangements. Based on the current operating plan, management believes that the cash balance as of June 30, 2006 of $2.5 million will be sufficient to meet the cash needs into the first quarter of 2007. In the future, unless operating revenues are sufficient to meet operating expenses, the Company may need to access capital markets to fund operations by incurring indebtedness or issuing equity securities. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, it will be on acceptable terms. If management is unable to obtain the necessary financing from external sources, the Company may need to manage any cash shortfalls by taking measures which may include deferring or reducing the scope of commercialization efforts, reducing costs and overhead expenses, or otherwise curtailing operations, or obtaining funds by a disposition of assets or through arrangements with others that may require Clean Diesel to relinquish rights to certain of its technologies, or to license the rights to such technologies on terms that are less favorable to Clean Diesel than might otherwise be available. The condensed financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result from the outcome of this uncertainty.

NOTE  2:  SIGNIFICANT  ACCOUNTING  POLICIES

FOREIGN CURRENCY

The US dollar is considered the functional currency for CDT. CDT maintains a UK bank account for its UK representative office. Foreign currency translation gains or losses are recognized in the period incurred, which is included in other income (expense) in the accompanying statements of operations. CDT recorded a foreign currency gain of $79,000 and $93,000 on its UK bank holdings for the three and six months ended June 30, 2006 versus a loss of ($75,000) and ($94,000) for the same three and six month period ended June 30, 2005.

INVENTORIES

Inventories are stated at the lower of cost or market and consist of the following:

                                      JUNE 30,     December 31,
         (in thousands)                 2006          2005
                                   -------------  -------------
     Finished Platinum Plus FBC    $         146  $          59
     Platinum concentrate/metal              138            119
     Hardware (ARIS and Purifier)            102             55
     Other                                    66             52
                                   -------------  -------------
     Total inventory               $         452  $         285

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

In January 2006 Clean Diesel signed a one year contract with a new customer to provide certain consulting and market analysis services for a fee of 130,000 GBP (approximately $230,000). The Company is recognizing the revenue ratably over the 12 month term of the contract. During the three and six months ended June 30, 2006, the Company recorded $59,000 and $117,000, respectively, of revenues relating to this contract.

GEOGRAPHIC  INFORMATION

CDT sells its Platinum Plus additives and licenses its ARIS systems throughout the world. A geographic breakdown of revenue consists of the following:

                        Second Quarter      Year to Date
     (in thousands)    2006      2005      2006      2005
                     --------  --------  --------  --------
     REVENUE:
     US              $    153  $    247  $    326  $    427
     UK/Europe            126         8       211        20
     Asia                   0        13        11        13
                     --------  --------  --------  --------
     Total Revenue   $    279  $    268  $    548  $    460

Patents held by Clean Diesel consist of capitalized patent costs net of accumulated amortization and are as follows:

                               JUNE 30,     December 31,
     (in thousands)              2006          2005
                            -------------  -------------
     US patents, net        $         157  $         138
     Foreign patents, net             436            429
                            -------------  -------------
     Total patents, net     $         593  $         567

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

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense is summarized as the following:

                                             Second Quarter       Year to Date
 (in thousands)                              2006      2005      2006      2005
                                           --------  --------  --------  --------
     Compensation and benefits             $    770  $    791  $  1,896  $  1,554
     Occupancy                                  104       129       210       241
     Professional                               231       216       432       398
     Other                                       81        74       177       182
                                           --------  --------  --------  --------
Total general and administrative expense   $  1,186  $  1,210  $  2,715  $  2,375

Included in the 2006 year to date compensation and benefit expense is $357,475 of severance charges related to the departure of James Valentine, President and Chief Operating Officer. Clean Diesel announced in January 2006 that Mr. Valentine had been "released from employment and resigned as director of the company." The balance sheet at June 30, 2006 includes accrued severance charges of $195,000 representing salary and benefit costs for the remainder of the one year employment contract between Clean Diesel and Mr. Valentine which is to be paid on a monthly basis through January 2007.

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

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. In the three and six months ended June 30, 2006, Clean Diesel recorded share-based compensation for options attributable to employees and officers of $53,000 and $106,000, or $0.00 and $0.00 per share which is included in the Company's net loss for the respective periods.

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

A summary of the Company's stock option plans activity as of June 30, 2006, and changes during the six months then ended is as follows:

                                                                Weighted
                                                   Weighted     average
                                                    average    remaining    Aggregate
                                                   exercise   contractual   intrinsic
                                         Shares      price    term (years)    value
                                        ---------  ---------  ------------  ----------
     Outstanding, January 1, 2006       3,245,936  $    2.06
          Granted                              --        N/A
          Exercised                        15,000       0.90
          Forfeited                        47,167       2.00
          Expired                           5,000       5.63
                                        ---------  ---------
     Outstanding and expected to vest,
       June 30, 2006                    3,178,769  $    2.06           7.4  $  382,000
                                        =========  =========  ============  ==========

     Exercisable, June 30, 2006         2,809,437  $    2.18           6.4  $  253,000
                                        =========  =========  ============  ==========

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

Compensation costs for stock options with graded vesting are recognized over the vesting period. As of June 30, 2006, there was $200,000 unrecognized compensation costs related to granted stock options. These costs are expected to be recognized over a weighted average period of 1.2 years.

No options have been granted in 2006. The weighted-average grant-date fair value of options granted for the three and six months ended June 30, 2005 was $1.18 and $1.12, respectively. The total intrinsic value of stock options exercised for the three and six months ended June 30, 2006 was $0 and $3,000, respectively. For the three and six month period of 2005, the total intrinsic value of stock options exercised was $0 and $0, respectively. In March 2005, the Company accelerated vesting of 363,000 options with fair market value of $498,000 in response to the issuance by FASB of SFAS No. 123R.

The fair value of each option grant in 2005 was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

                                              Second Quarter   Year To Date
                                            ---------------  ---------------
     Expected volatility                             106.5%           104.3%
     Weighted average expected volatility            106.5%           104.3%
     Expected dividends                                 N/A              N/A
     Expected term (in years)                          4.3              4.3
     Risk-free interest rates                          4.1%             4.2%

SFAS No. 123 required disclosure of net income, on a pro forma basis, as if expense treatment had been applied. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS No. 123R, the Company's net loss for the previous periods presented would have changed to the pro forma amounts as follows:

                                                                      Three Months Ended      Year-To-Date
                                                                         June 30, 2005        June 30, 2005
                                                                      -------------------  -------------------
                                                                               (Amounts in thousands,
                                                                               except per share data)
Net loss                                                              $           (1,286)  $           (2,477)

     Deduct:  Total stock based employee compensation expense
       Under fair value method for all awards, determined
       Net of related tax effects                                                    (80)                (617)
                                                                      -------------------  -------------------

     Pro forma net loss                                               $           (1,366)  $           (3,094)
                                                                      ===================  ===================

           Basic and diluted net loss per common share - as reported  $            (0.07)  $            (0.14)
           Basic and diluted net loss per common share - pro forma    $            (0.08)  $            (0.18)

BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period. Diluted loss per share is computed similar to basic earnings per share, except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method. CDT's computation of diluted net loss per share does not include common share equivalents associated with 3,179,000 and 2,763,000 options, respectively, and 507,000 and 507,000 warrants, respectively for the 2006 and 2005 periods, as the result would be anti-dilutive.

STOCKHOLDERS' EQUITY

Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective November 11, 2005, 8.174 million shares of its common stock. The price of the common stock was 40 pence (GBP) per share (approximately $0.704 per share). The proceeds of the common stock issuance, was $5.5 million (net of $232,000 in expenses).

In addition, Clean Diesel Technologies received subscriptions for an additional $487,500 (net of $12,500 in expenses) related to the November 11th issuance of common stock for 0.7 million shares of common stock. The $487,500 was received in the first quarter 2006.

NOTE 3:  RELATED PARTY TRANSACTIONS

The Company has a Management and Services Agreement with Fuel Tech. The agreement requires CDT to reimburse Fuel Tech for management, services and administrative expenses incurred on our behalf. The Company has agreed to pay Fuel Tech a fee equal to an additional 3% of the costs paid on behalf of administration (approximately $500 for the quarter and $1,000 year to date). Currently, and for the last three years CDT has reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT. The Company believes the charges under the Management and Services Agreement are reasonable and fair. The Management and Services Agreement may be cancelled by either party by notifying the other in writing of the cancellation on or before May 15 in any year.

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

Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company pays Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $3.3 million in 2006, and declining annually to $2.2 million in 2007 and $1.1 million in 2008. The Company as assignee and owner is responsible for maintaining the technology at its own expense. Royalty expense was $3,631 and $2,259 for the three months ended June 30, 2006 and 2005, respectively, and $7,387 and $4,663 for the six month period ended June 30, 2006 and 2005, respectively. The royalty expense payable to Fuel Tech at June 30, 2006 and 2005 is $7,387 and $4,663, respectively.

NOTE  5:  CONCENTRATION

For the quarters ended June 30, 2006 and 2005 and year to date 2006 and 2005, Clean Diesel's largest customers as a percentage of sales were as follows:

                             Second Quarter            Year To Date
REVENUE:                     2006      2005           2006      2005
                           --------  --------       --------  --------
     Customer A               16%        *             15%      10%
     Customer B               18%        *               *        *
     Customer C               21%        *             21%        *
     Customer D                 *        *               *      10%
     Customer E                 *      55%               *      32%

* Represents less than 10% revenue for that customer in the applicable period. There were no other customers that represented 10% or more of revenue for the shown periods.

In addition to the revenue concentration, at June 30, 2006 Clean Diesel has two customers that represent 39% of its gross accounts receivable balance. One of the customers is the same as listed in the revenue concentration chart above.

NOTE  6:  ISSUANCE  OF  STOCK  TO  DIRECTOR  FOR  DIRECTOR'S  FEES

On June 15, 2006 Clean Diesel issued 62,194 shares of common stock for payment of $94,250 of accrued 2005 non-executive directors' fees due to three non-executive directors. The shares are determined based on the average of the high and low price of the stock each quarter.

NOTE  7:  NEW  ACCOUNTING  PRONOUNCEMENT

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

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

RECENT DEVELOPMENTS

Clean Diesel's markets include alternative energy and emission reduction. With rising oil prices and diminishing supplies as well as pending global emission reduction requirements, the demand for Clean Diesel's technologies continues to increase. Recently, Clean Diesel has gained substantial interest and acceptance with original equipment manufacturers and Tier one suppliers. Many of the leading manufacturers or suppliers are now testing or negotiating with Clean Diesel for access to its technologies. Clean Diesel has also added several international distributors for its Platinum Plus FBC and made arrangements for a UK based toll blending operation to be utilized for production of the Platinum Plus FBC into the UK and continental Europe.

RESULTS OF OPERATIONS

2006 VERSUS 2005

Revenues and cost of revenue in the second quarter of 2006 were $279,000 and $156,000, respectively, versus $268,000 and $161,000, respectively for the 2005 second quarter. For the six months to date, 2006 revenue and cost of revenue were $548,000 and $272,000, respectively versus $460,000 and $271,000, respectively for the same six month period in 2005. Revenues consist of the following:

                                    Second Quarter           Year To Date
     (in thousands)                 2006      2005           2006      2005
                                  --------  --------       --------  --------
     REVENUE:
     Additive                     $    145  $     91       $    296  $    186
     Hardware                           73       166            117       258
     License, royalty and other         61        11            135        16
                                  --------  --------       --------  --------

     Total revenue                $    279  $    268       $    548  $    460

In the foregoing table "Additive" includes the Platinum Plus FBC products and concentrate; "Hardware" includes the EPA verified Purifier System, ARIS injectors and dosing systems.

Additive revenue has increased as a result of the addition of new customers and expanding sales in several niche markets including mining and off road vehicles. The decrease in hardware sales is primarily the result of the timing of ARIS injector sales and the 2005 State of Pennsylvania grant project.

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

General and administrative expenses decreased in the second quarter 2006 to $1,186,000 from $1,210,000 in 2005 and year to date 2006 increased to $2,715,000 from  $2,375,000  in  2005  as  summarized  in  the  following  table:

                                                   Second Quarter            Year To Date
                                                   2006      2005           2006      2005
                                                 --------  --------       --------  --------
     (in thousands)
     Compensation and benefits                   $    770  $    791       $  1,896  $  1,554
     Occupancy                                        104       129            210       241
     Professional                                     231       216            432       398
     Other                                             81        74            177       182
                                                 --------  --------       --------  --------

     Total general and administrative expenses   $  1,186  $  1,210       $  2,715  $  2,375

Included in the 2006 year to date compensation and benefit expense is $357,475 of severance charges related to the departure of James Valentine, President and Chief Operating Officer. Clean Diesel announced in January 2006 that Mr. Valentine had been "released from employment and resigned as director of the company." The balance sheet at June 30, 2006 includes accrued severance charges of $195,000 representing salary and benefit costs for the remainder of the one year employment contract between Clean Diesel and Mr. Valentine which is to be paid on a monthly basis through January 2007.

Compensation and benefit expense decreased slightly in the second quarter 2006 as the savings from the departure of the President and Chief Operating Officer was mostly offset by the salary and benefit expense of the new Chief Technology Officer. Professional fees increased as a result of Clean Diesel's listing on the German stock market.

For the first six months year to date compensation and benefit expense increased as a result of recognition of severance expense, the addition of a chief technology officer in July 2005 and the recognition of $106,000 in non-cash compensation expense relating to stock options granted prior to January 1, 2006 as required under Financial Accounting Standards 123R.

Research and development expense increased in the second quarter 2006 to $177,000 from $88,000 in 2005. For the six months year to date, research and development expenses increased to $395,000 in 2006 from $147,000 in 2005. The increase in research and development in 2006 is due to additional laboratory testing on the CWMF technology acquired from Mitsui and a new bio-fuel additive formulation.

Patent amortization and other costs increased to $50,000 in the second quarter 2006 versus $25,000 in 2005. For the six months to date in 2006 patent amortization and other costs increased to $93,000 from $64,000 in 2005. The 2006 increase is related to higher amortization related to prior period capitalization and patent legal fees related to recently granted European patents.

Interest income increased to $21,000 in the second quarter 2006 from $5,000 in 2005 and for the six months year to date to $48,000 from $14,000 in 2005 due to higher rates of return and the higher amount of invested funds in the first quarter and first six months of 2006 related to the November 2005 fundraising.

Inventory increased to $452,000 at June 30, 2006 from $285,000 at December 31, 2005 as Clean Diesel increased finished Platinum Plus FBC for its European operations. Clean Diesel also increased the inventory of onboard dosing systems to support Platinum Plus FBC sales in both the US and Europe.

Capitalized patents excluding accumulated depreciation increased to $718,000 at June 30, 2006 from $665,000 at December 31, 2005. As a technology company Clean Diesel is continuously filing patents. Clean Diesel also had several key European patents grant recently and added several pending patents related to the wire mesh filter technology which was acquired from Mitsui in 2005.

LIQUIDITY AND SOURCES OF CAPITAL

Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception aggregating $37,565,000 (excluding the effect of the non-cash preferred stock dividends on preferred shares prior to conversion to common). Clean Diesel is likely to incur losses through at least the next twelve months as it further pursues its commercialization efforts. Although the Company started selling limited quantities of Platinum Plus additive and the verified Purifier system and generating some ARIS licensing fees and royalties, operating revenue to date has been insufficient to cover operating expenses and the Company continues to be dependent upon proceeds from fundraising to finance its working capital requirements.

For the six months ended June 30, 2006 and 2005, the Company used cash of $2,452,000 and $2,535,000, respectively, in operating activities.

At June 30, 2006 and December 31, 2005, the Company had cash and cash equivalents of $2,501,000 and $4,513,000, respectively. The decrease in cash and cash equivalents in 2006 was the result of limited revenues and on-going operating costs. The Company anticipates incurring additional losses through at least 2006 as it further pursues its commercialization efforts.

Pursuant to a Regulation S exemption with respect to an offshore placement, Clean Diesel Technologies sold, effective November 11, 2005, 8.174 million shares of its common stock. The price of the common stock was 40 pence (GBP) per share (approximately $0.704 per share). The proceeds of the common stock issuance, was $5.5 million (net of $232,000 in expenses).

In addition, Clean Diesel Technologies received subscriptions for an additional $487,500 (net of $12,500 in expense) related to the November 11th fundraising above for 0.7 million shares of common stock. The $487,500 had been received as of March 3, 2006.

Clean Diesel has been unable to generate positive cash flows from its operations in the past. The Company does not have any credit facilities available with financial institutions or other third parties. If the Company is unable to generate cash flow from operations in the future, Clean Diesel will be dependent upon external sources of best-efforts financing, of which there are no firm commitments or arrangements. Based on the current operating plan, management believes that the cash balance as of June 30, 2006 of $2.5 million will be sufficient to meet the cash needs into the first quarter of 2007. In the future, unless operating revenues are sufficient to meet operating expenses, the Company may need to access capital markets to fund operations by incurring indebtedness or issuing equity securities. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, it will be on acceptable terms. If management is unable to obtain the necessary financing from external sources, the Company may need to manage any cash shortfalls by taking measures which may include deferring or reducing the scope of commercialization efforts, reducing costs and overhead expenses, or otherwise curtailing operations, or obtaining funds by a disposition of assets or through arrangements with others that may require Clean Diesel to relinquish rights to certain of its technologies, or to license the rights to such technologies on terms that are less favorable to Clean Diesel than might otherwise be available.

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings
            None

Item 1A     Risk Factors

Item 2.     Unregistered Sales of Securities and Use of Proceeds
            None

Item 3.     Defaults upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders

At the June 15, 2006 Annual Meeting of Stockholders of CDT, the holders of 13,765,552 shares of CDT's common stock were present in person or by proxy. This attendance was, according to the records of CDT's Transfer Agent, 52.7% of the total of 26,100,268 shares outstanding as of the record date of May 5, 2006.

     (i) the proposal to elect seven nominees as directors was approved by a vote with respect to each individuals, as follows:

                               Shares          Shares
Name                            For           Withheld
John A. de Havilland         13,734,130         31,422
Derek R. Gray                13,760,763          4,789
Charles W. Grinnell          13,684,524         81,028
John J. McCloy, II           13,733,869         31,683
David F. Merrion             13,761,024          4,528
Jeremy D. Peter-Hoblyn       13,684,263         81,289
Bernard Steiner              13,733,980         31,572

     (ii) the proposal to ratify the appointment of Eisner LLP as independent auditors of CDT for the year 2006 was approved by a vote of 13,663,424 for, 400 shares against and 1,728 abstentions.

     (iii) the proposal to increase the authorized capital of CDT to 45,100,000 shares was approved by a vote of 13,490,619 for, 112,105 against and 162,828 abstentions.

Item 5.     Other Information
            None

Item 6.     Exhibits
            None

                         CLEAN DIESEL TECHNOLOGIES, INC.
                           SIGNATURES & CERTIFICATIONS


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 11, 2006               By: /s/Bernhard Steiner
                                         -------------------------------------
                                         Bernhard Steiner
                                         Director, President and
                                         Chief Executive Officer



Date:  August 11 2006                By: /s/David W. Whitwell
                                         -------------------------------------
                                         David W. Whitwell
                                         Chief Financial Officer,
                                         Senior Vice President and Treasurer