Form 10-Q
period 2006-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2006-11-13
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 2006

                                       or

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


As of November 10, 2006, there were outstanding 26,162,459 shares of Common Stock, par value $0.05 per share, of the registrant.

================================================================================

                         CLEAN DIESEL TECHNOLOGIES, INC.

               Form 10-Q for the Quarter Ended September 30, 2006

                                      INDEX

                                                                        Page
                                                                        ----
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

           Balance Sheets as of September 30, 2006 (Unaudited),            3
           and December 31, 2005

           Statements of Operations for the Three and Nine Months          4
           Ended September 30, 2006 and 2005 (Unaudited)

           Statements of Cash Flows for the Nine Months                    5
           Ended September 30, 2006 and 2005 (Unaudited)

           Notes to Financial Statements                                   6

Item 2.    Management's Discussion and Analysis of                        12
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     14

Item 4.    Controls and Procedures                                        14


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              16
Item 2.    Changes in Securities                                          16
Item 3.    Defaults upon Senior Securities                                16
Item 4.    Submission of Matters to a Vote of Security Holders            16
Item 5.    Other Information                                              16
Item 6.    Exhibits and Reports on Form 8-K                               16


SIGNATURES & CERTIFICATIONS                                             17

PART I.     FINANCIAL INFORMATION
Item 1.     Condensed Financial Statements

                                    CLEAN DIESEL TECHNOLOGIES, INC.

                                       CONDENSED BALANCE SHEETS

                                                            (in thousands, except share data)

                                                           SEPTEMBER 30,        December 31,
                                                                2006                2005
                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                $           1,252   $           4,513
Accounts receivable, net of allowance of $18 and $11 in
  2006 and 2005, respectively                                          183                 125
Inventories                                                            440                 285
Other current assets                                                   115                  94
Subscription receivable, net                                             0                 488
                                                         ------------------  ------------------
TOTAL CURRENT ASSETS                                                 1,990               5,505
Patents, net                                                           608                 567
Fixed assets, net of accumulated depreciation of $307
  and $259 in 2006 and 2005, respectively                              117                 175
Other assets                                                            37                  27
                                                         ------------------  ------------------
TOTAL ASSETS                                             $           2,752   $           6,274
                                                         ==================  ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Deferred revenue                                                         0                   9
Accounts payable and accrued expenses                                  590                 487
                                                         ------------------  ------------------
TOTAL CURRENT LIABILITIES                                              590                 496

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.05 per share,
100,000 shares authorized, no shares issued
  and outstanding                                                       --                  --
Common Stock, par value $0.05 per share, authorized
  45,000,000 shares, issued and outstanding
  26,162,459 and 25,369,358 shares respectively                      1,308               1,268
Common Stock, par value $0.05 per share, subscribed
  and to be issued; 705,113 shares in 2005                               0                  35
Additional paid-in capital                                          44,334              44,068
Accumulated deficit                                                (43,480)            (39,593)
                                                         ------------------  ------------------
TOTAL STOCKHOLDERS' EQUITY                                           2,162               5,778
                                                         ------------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $           2,752   $           6,274
                                                         ==================  ==================

See notes to condensed financial statements.

                                   CLEAN DIESEL TECHNOLOGIES, INC.
                                  CONDENSED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                     (in thousands except per share data)

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                   2006         2005         2006          2005
                                               ------------  ----------  -------------  ----------
REVENUE:
Additive revenue                               $       161   $      97   $        457   $     283
Hardware revenue                                        74          56            191         314
License, royalty and other revenue                     104          13            239          29
                                               ------------  ----------  -------------  ----------
Total revenue                                          339         166            887         626

COSTS AND EXPENSES:
Cost of revenue                                        206         102            478         373
General and administrative                           1,157       1,260          3,872       3,635
Research and development                                52         222            447         369
Patent amortization and other patent expense            53          61            146         125
                                               ------------  ----------  -------------  ----------

Loss from operations                                (1,129)     (1,479)        (4,056)     (3,876)
Other income (expense):
Foreign currency exchange gain/(loss)                    7         (12)           101        (106)
Interest income                                          8           2             56          16
Miscellaneous income                                     0           0             12           0
                                               ------------  ----------  -------------  ----------

Net loss                                       $    (1,114)  $  (1,489)  $     (3,887)  $  (3,966)
                                               ============  ==========  =============  ==========

BASIC AND DILUTED LOSS PER COMMON SHARE        $     (0.04)  $   (0.09)  $      (0.15)  $   (0.23)
                                               ============  ==========  =============  ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC AND DILUTED            26,162      17,193         26,120      17,176
                                               ============  ==========  =============  ==========

See notes to condensed financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         (in thousands)

                                                        Nine Months Ended
                                                          September 30,

                                                         2006        2005
                                                     -----------  ----------
OPERATING ACTIVITIES
Net loss                                             $   (3,887)  $  (3,966)
Adjustments to reconcile net loss to cash used in
  operating activities:
    Depreciation and amortization                           116         126
    Write-off patent and bad debt provision                  26          85
    Non-cash compensation expense for stock options         155          --
  Changes in operating assets and liabilities:
    Accounts receivable                                     (76)         35
    Inventories                                            (149)         79
    Other current assets and security deposits              (31)        (14)
    Accounts payable and accrued expenses                   196        (148)
                                                     -----------  ----------
Net cash used in operating activities                    (3,650)     (3,507)
                                                     -----------  ----------

INVESTING ACTIVITIES
Patent costs                                                (93)       (185)
Purchase of fixed assets                                    (20)        (79)
                                                     -----------  ----------
Net cash used in investing activities                      (113)       (264)
                                                     -----------  ----------

FINANCING ACTIVITIES
Proceeds from exercise of stock options                      14          --
Proceeds from receipt of subscription receivable            488          --
                                                     -----------  ----------
Net cash provided by financing activities                   502          --
                                                     -----------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (3,261)     (3,771)
Cash and cash equivalents at beginning of period          4,513       4,265
                                                     -----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    1,252   $     494
                                                     ===========  ==========


Non-cash financing activities
  Accrued expenses settled in common stock           $       94   $      71

See notes to condensed financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

NOTE  1:  BASIS  OF  PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statement presentation. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Clean Diesel Technologies, Inc. (the "Company", "Clean Diesel" or "CDT") was incorporated in the State of Delaware on January 19, 1994, as a wholly owned subsidiary of Fuel-Tech Inc., formerly Fuel Tech N.V. ("Fuel Tech"). Effective December 12, 1995, Fuel Tech completed a Rights Offering of the Company's Common Stock that reduced its ownership in the Company to 27.6%. Fuel Tech currently holds a 7.0% interest in the Company as of September 30, 2006.

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

Clean Diesel has been unable to generate positive cash flows from its operations in the past. The Company does not have any credit facilities available with financial institutions or other third parties. If the Company is unable to generate cash flow from operations in the future, Clean Diesel will be dependent upon external sources of best-efforts financing, of which there are no firm commitments or arrangements. Based on the current operating plan, management believes that the cash balance as of September 30, 2006 of $1.252 million will be sufficient to meet the cash needs into the first quarter of 2007. In the future, unless operating revenues are sufficient to meet operating expenses, the Company will need to access capital markets to fund operations by incurring indebtedness or issuing equity securities. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, it will be on acceptable terms. If management is unable to obtain the necessary financing from external sources, the Company will need to manage any cash shortfalls by taking measures which may include deferring or reducing the scope of commercialization efforts, reducing costs and overhead expenses, or otherwise curtailing operations, or obtaining funds by a disposition of assets or through arrangements with others that may require Clean Diesel to relinquish rights to certain of its technologies, or to license the rights to such technologies on terms that are less favorable to Clean Diesel than might otherwise be available. The condensed financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result from the outcome of this uncertainty.

NOTE  2:  SIGNIFICANT  ACCOUNTING  POLICIES

FOREIGN CURRENCY

The US dollar is considered the functional currency for Clean Diesel Technologies, Inc. and the British Sterling is the functional currency for its UK branch office. Assets and Liabilities of the UK branch office are translated to US dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using weighted average exchange rates during the period. Adjustments resulting from the translation process which are not significant through September 30, 2006 are included in a separate component of Shareholders' Equity. Clean Diesel recorded a foreign currency gain of $7,000 and $101,000 on its UK bank holdings for the three and nine months ended September 30, 2006 versus a loss of ($12,000) and ($106,000) for the same three and nine month period ended September 30, 2005, which is included in other income (expense) in the accompanying statement of operations.

INVENTORIES

Inventories are stated at the lower of cost or market and consist of the following:

                                SEPTEMBER 30,   December 31,
    (in thousands)                   2006           2005
                                --------------  -------------
  Finished Platinum Plus FBC    $          125  $          59
  Platinum concentrate/metal               175            119
  Hardware (ARIS and Purifier)              83             55
  Other                                     57             52
                                --------------  -------------
  Total inventory               $          440  $         285

REVENUE RECOGNITION

Clean Diesel Technologies generates revenue from the sale of additives including the Platinum Plus FBC products and concentrate; hardware including the EPA verified Purifier System and catalyzed wire mesh filter, ARIS injectors and dosing systems; and license, royalty fees and other revenue from the ARIS System and market analysis/consulting. CDT sells to end-user fleets, municipalities and construction companies, as well as fuel resellers, additive distribution companies and emission reduction companies.

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

In January 2006 Clean Diesel signed a one year contract with a new customer to provide certain consulting and market analysis services for a fee of 130,000 GBP (approximately $230,000). The Company was recognizing the revenue ratably over the 12 month term of the contract. During the three and nine months ended September 30, 2006, the Company recorded $56,096 and $182,731, respectively, of revenues relating to this contract. In September 2006 the customer terminated the contract as allowed in the contract and paid Clean Diesel fully through the termination date. Clean Diesel does not expect to recognize any additional revenue from this agreement.

GEOGRAPHIC  INFORMATION

CDT sells its Platinum Plus additives and hardware and ARIS systems licenses throughout the world. A geographic breakdown of revenue consists of the following:

                      Third Quarter      Year to Date
    (in thousands)    2006     2005     2006     2005
                    --------  -------  -------  -------
    REVENUE:
    US              $    211  $   104  $   537  $   531
    UK/Europe             89        8      300       28
    Asia                  39       54       50       67
                    --------  -------  -------  -------
    Total Revenue   $    339  $   166  $   887  $   626

Patents held by Clean Diesel consist of capitalized patent costs net of accumulated amortization and are as follows:

                           SEPTEMBER 30,   December 31,
    (in thousands)              2006           2005
                           --------------  -------------
    US patents, net        $          177  $         138
    Foreign patents, net              431            429
                           --------------  -------------
    Total patents, net     $          608  $         567

PATENT EXPENSE

CDT capitalizes all direct incremental costs associated with initial patent filing costs and amortizes the cost over the estimated remaining life of such patent. Patents are reviewed regularly and the remaining carrying values of any patents deemed not commercial or cost effective are written off. The expiration dates of CDT's patents, in numerous countries throughout the world, range from 2006 to 2025.

RESEARCH AND DEVELOPMENT COSTS

Costs relating to the research, development and testing of products are charged to operations as they are incurred. These costs include test programs, salary and benefits, consultancy fees, materials and certain testing equipment.

GENERAL  AND  ADMINISTRATIVE  EXPENSE

General  and  administrative  expense  is  summarized  as  the  following:

                                              Third Quarter      Year to Date
  (in thousands)                              2006     2005     2006     2005
                                             ------  --------  -------  -------
  Compensation and benefits                  $  748  $    809  $ 2,644  $ 2,363
  Occupancy                                      98       128      308      369
  Professional                                  179       241      611      639
  Other                                         132        82      309      264
                                             ------  --------  -------  -------
Total general and administrative expense     $1,157  $  1,260  $ 3,872  $ 3,635

Included in the 2006 year to date compensation and benefit expense is $357,475 of severance charges related to the departure of James Valentine, President and Chief Operating Officer. Clean Diesel announced in January 2006 that Mr. Valentine had been "released from employment and resigned as director of the company." The balance sheet at September 30, 2006 includes accrued severance charges of $105,000 representing salary and benefit costs for the remainder of the one year employment contract between Clean Diesel and Mr. Valentine which is to be paid on a monthly basis through January 2007.

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

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. In the three and nine months ended September 30, 2006, Clean Diesel recorded share-based compensation for options attributable to employees and officers of $49,000 and $155,000, or $0.00 and $0.01 per share which is included in the Company's net loss for the respective periods.

Clean Diesel has a 1994 stock option plan approved by shareholders for officers, directors, key employees of the Company, and consultants to the Company. Participants are eligible to receive incentive and/or nonqualified stock options. The stock option plan allows for total options granted to be up to 17.5% of outstanding common shares. The stock option plan is administered by the Compensation Committee of the Board of Directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Board of Directors and on the recommendation of its Compensation Committee, and administered in accordance with the 1994 stock option plan.

Both incentive stock options and non-qualified options granted to employees, officers and directors under this plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant. The options typically vest one-third on grant date and one-third on the first and second grant anniversary dates except for Non-Executive Directors for which options fully vest upon granting.

A summary of the Company's stock option plans activity as of September 30, 2006, and changes during the nine months then ended is as follows:

                                                                   Weighted
                                                     Weighted       average
                                                     average       remaining    Aggregate
                                                     exercise     contractual   intrinsic
                                         Shares       price      term (years)    value
                                       ----------  ------------  -------------  ----------
    Outstanding, January 1, 2006        3,245,936  $       2.06
        Granted                                --           N/A
        Exercised                          15,000          0.90
        Forfeited                          47,167          2.00
        Expired                             5,000          5.63
                                       ----------  ------------
    Outstanding and expected to vest,
      September 30, 2006                3,178,769  $       2.06            7.0  $  602,000
                                       ==========  ============  =============  ==========

    Exercisable, September 30, 2006     2,867,770  $       2.16            6.1  $  409,000
                                       ==========  ============  =============  ==========

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company's prior period pro forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of the Company's stock, the risk free interest rate, option forfeiture rates, and dividends, if any. The expected term of the options is based on a historical weighted average of exercised options. The expected volatility is derived from the historical volatility of the Company's stock on the UK London Stock Exchange AIM listing and the US Over the Counter market for a period that matches the expected term of the option. The risk-free interest rate is the yield from a treasury bond or note corresponding to the expected term of the option. Option forfeiture rates are based on the Company's historical forfeiture rates. The Company has not paid dividends and does not expect to pay dividends in the future.

Compensation costs for stock options with graded vesting are recognized over the vesting period. As of September 30, 2006, there was $151,000 unrecognized compensation costs related to granted stock options. These costs are expected to be recognized over a weighted average period of 1.0 years.

No options have been granted in 2006. The weighted-average grant-date fair value of options granted for the three and nine months ended September 30, 2005 was $1.05 and $1.08, respectively. The total intrinsic value of stock options exercised for the three and nine months ended September 30, 2006 was $0 and $3,000, respectively. For the three and nine month period of 2005, the total intrinsic value of stock options exercised was $0 and $0, respectively. In March 2005, the Company accelerated vesting of 363,000 options with fair market value of $498,000 in response to the issuance by FASB of SFAS No. 123R.

The fair value of each option grant in 2005 was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

                                           Third Quarter   Year To Date
                                           --------------  -------------
    Expected volatility                            106.5%         105.0%
    Weighted average expected volatility           106.5%         105.0%
    Expected dividends                               N/A            N/A
    Expected term (in years)                         4.3            4.3
    Risk-free interest rates                        4.56%           4.3%

SFAS No. 123 required disclosure of net income, on a pro forma basis, as if expense treatment had been applied. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS No. 123R, the Company's net loss for the previous periods presented would have changed to the pro forma amounts as follows:

                                                                      Three Months Ended       Year-To-Date
                                                                      September 30, 2005    September 30, 2005
                                                                     --------------------  --------------------

                                                                               (Amounts in thousands,
                                                                               except per share data)

  Net loss                                                           $            (1,489)  $            (3,966)

      Deduct:  Total stock based employee compensation expense
        Under fair value method for all awards, determined
        Net of related tax effects                                                   (61)                 (678)
                                                                     --------------------  --------------------

      Pro forma net loss                                             $            (1,550)  $            (4,644)
                                                                     ====================  ====================

          Basic and diluted net loss per common share - as reported  $             (0.09)  $             (0.23)
          Basic and diluted net loss per common share - pro forma    $             (0.09)  $             (0.27)

BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period. Diluted loss per share is computed similar to basic earnings per share, except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method. CDT's computation of diluted net loss per share does not include common share equivalents associated with 3,179,000 and 2,823,387 options, respectively, and 507,000 and 507,000 warrants, respectively for the 2006 and 2005 periods, as the result would be anti-dilutive.

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

NOTE 3:  RELATED PARTY TRANSACTIONS

The Company has a Management and Services Agreement with Fuel Tech. The agreement requires CDT to reimburse Fuel Tech for management, services and administrative expenses incurred on our behalf. The Company has agreed to pay Fuel Tech a fee equal to an additional 3% of the costs paid on behalf of administration (approximately $500 for the quarter and $1,500 year to date). Currently, and for the last three years CDT has reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT. The Company believes the charges under the Management and Services Agreement are reasonable and fair. The Management and Services Agreement may be cancelled by either party by notifying the other in writing of the cancellation on or before May 15 in any year.

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

Effective October 28, 1994, Fuel Tech granted two licenses to the Company for all patents and rights associated with its platinum fuel catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to the Company all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment, the Company pays Fuel Tech a royalty of 2.5% of its annual gross revenue from sales of the platinum fuel catalysts commencing in 1998. The royalty obligation expires in 2008. The Company may terminate the royalty obligation to Fuel Tech by payment of $3.3 million in 2006, and declining annually to $2.2 million in 2007 and $1.1 million in 2008. The Company as assignee and owner is responsible for maintaining the technology at its own expense. Royalty expense was $4,031 and $2,307 for the three months ended September 30, 2006 and 2005, respectively, and $11,419 and $6,970 for the nine month period ended September 30, 2006 and 2005, respectively. The royalty expense payable to Fuel Tech at September 30, 2006 and 2005 is $11,419 and $6,970, respectively.

NOTE  5:  CONCENTRATION

For the quarters ended September 30, 2006 and 2005 and year to date 2006 and 2005, Clean Diesel's largest customers as a percentage of sales were as follows:

                  Third Quarter     Year To Date
    REVENUE:      2006     2005     2006     2005
                --------  -------  -------  -------
    Customer A       10%      19%      13%      13%
    Customer B       12%      33%       *       11%
    Customer C       17%       *       20%       *
    Customer D       13%       *        *        *

* Represents less than 10% revenue for that customer in the applicable period. There were no other customers that represented 10% or more of revenue for the shown periods.

In addition to the revenue concentration, at September 30, 2006 Clean Diesel has 2 customers that represent 29% of its gross accounts receivable balance. One of the customers is the same as listed in the revenue concentration chart above.

NOTE  6:  ISSUANCE  OF  STOCK  TO  DIRECTOR  FOR  DIRECTOR'S  FEES

On June 15, 2006 Clean Diesel issued 62,194 shares of common stock for payment of $94,250 of accrued 2005 non-executive directors' fees due to three non-executive directors. Under an agreement with directors the number of shares issuable were determined quarterly as earned, based on the average of the high and low price of the stock each quarter.

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

RESULTS OF OPERATIONS

2006 VERSUS 2005

Revenues and cost of revenue in the third quarter of 2006 were $339,000 and $206,000, respectively, versus $166,000 and $102,000, respectively for the 2005 third quarter. For the nine months to date, 2006 revenue and cost of revenue were $887,000 and $478,000, respectively versus $626,000 and $373,000, respectively for the same nine month period in 2005. Revenues consist of the following:

                                   Third Quarter      Year To Date
    (in thousands)                 2006     2005     2006     2005
                                 --------  -------  -------  -------
    REVENUE:
    Additive                     $    161  $    97  $   457  $   283
    Hardware                           74       56      191      314
    License, royalty and other        104       13      239       29
                                 --------  -------  -------  -------

    Total revenue                $    339  $   166  $   887  $   626

In the foregoing table "Additive" includes the Platinum Plus FBC products and concentrate; "Hardware" includes the EPA verified Purifier System, EPA verified wire mesh filter, ARIS injectors and dosing systems.

Additive revenue has increased as a result of the addition of new customers and expanding sales in several niche markets including mining and off road vehicles. The decrease in hardware sales on a 9 month year-to-date basis is primarily the result of the timing of ARIS injector sales and the 2005 State of Pennsylvania grant project.

License, royalty and other revenue increased as a result of the royalty income recognized for the ARIS injector, and a consulting and market analysis project performed by Clean Diesel for a new International customer.

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

General and administrative expenses decreased in the third quarter 2006 to $1,157,000 from $1,260,000 in 2005 and year to date 2006 increased to $3,872,000 from  $3,635,000  in  2005  as  summarized  in  the  following  table:

                                                  Third Quarter      Year To Date
(in thousands)                                    2006     2005     2006     2005
                                                --------  -------  -------  -------
    Compensation and benefits                   $    748  $   809  $ 2,644  $ 2,363
    Occupancy                                         98      128      308      369
    Professional                                     179      241      611      639
    Other                                            132       82      309      264
                                                --------  -------  -------  -------

    Total general and administrative expenses   $  1,157  $ 1,260  $ 3,872  $ 3,635

Included in the 2006 year to date compensation and benefit expense is $357,475 of severance charges related to the departure of James Valentine, President and Chief Operating Officer. Clean Diesel announced in January 2006 that Mr. Valentine had been "released from employment and resigned as director of the company." The balance sheet at September 30, 2006 includes accrued severance charges of $105,000 representing salary and benefit costs for the remainder of the one year employment contract between Clean Diesel and Mr. Valentine which is to be paid on a monthly basis through January 2007.

Compensation and benefit expense decreased slightly in the third quarter 2006 as the savings from the departure of the President and Chief Operating Officer was mostly offset by the salary and benefit expense of the new Chief Technology Officer and the recognition of $49,000 in non-cash compensation expense relating to stock options granted prior to January 1, 2006 as required under Financial Accounting Standards 123R. Other expense increased as a result of Clean Diesel's sales and marketing activities including commissions.

For the first nine months year to date compensation and benefit expense increased as a result of recognition of severance expense, the addition of a chief technology officer in July 2005 and the recognition of $155,000 in non-cash compensation expense relating to stock options granted prior to January 1, 2006 as required under Financial Accounting Standards 123R. Other expense increased as a result of Clean Diesel's sales and marketing activities including commissions.

Research and development expense decreased in the third quarter 2006 to $52,000 from $222,000 in 2005. For the nine months year to date, research and development expenses increased to $447,000 in 2006 from $399,000 in 2005. The increase in research and development in 2006 is due to additional laboratory testing on the CWMF technology acquired from Mitsui and a new bio-fuel additive formulation.

Patent amortization and other costs decreased to $53,000 in the third quarter 2006 versus $61,000 in 2005. For the nine months to date in 2006 patent amortization and other costs increased to $146,000 from $125,000 in 2005. The 2006 increase is related to higher amortization related to prior period capitalization and patent legal fees related to recently granted European patents.

Interest income increased to $8,000 in the third quarter 2006 from $2,000 in 2005 and for the nine months year to date to $56,000 from $16,000 in 2005 due to higher rates of return and the higher amount of invested funds in the third quarter and first nine months of 2006 related to the November 2005 fundraising.

Inventory increased to $440,000 at September 30, 2006 from $285,000 at December 31, 2005 as Clean Diesel increased finished Platinum Plus FBC and wire mesh for its European operations. Platinum and platinum concentrate has increased to support this growing demand. Clean Diesel also increased the inventory of onboard dosing systems to support Platinum Plus FBC sales in both the US and Europe.

Capitalized patents excluding accumulated depreciation increased to $749,000 at September 30, 2006 from $665,000 at December 31, 2005. As a technology company Clean Diesel is continuously filing patents. Clean Diesel also had several key European patents grant recently and added several pending patents related to the wire mesh filter technology which was acquired from Mitsui in 2005.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

Prior to 2000, the Company was primarily engaged in research and development and has incurred losses since inception aggregating $38,679,000 (excluding the effect of the non-cash preferred stock dividends on preferred shares prior to conversion to common). Clean Diesel is likely to incur losses through at least the next twelve months as it further pursues its commercialization efforts. Although the Company started selling limited quantities of Platinum Plus additive and the verified Purifier system and generating some ARIS licensing fees and royalties, operating revenue to date has been insufficient to cover operating expenses and the Company continues to be dependent upon proceeds from fundraising to finance its working capital requirements.

For the nine months ended September 30, 2006 and 2005, the Company used cash of $3,650,000 and $3,507,000, respectively, in operating activities.

At September 30, 2006 and December 31, 2005, the Company had cash and cash equivalents of $1,252,000 and $4,513,000, respectively. The decrease in cash and cash equivalents in 2006 was the result of limited revenues and on-going operating costs. The Company anticipates incurring additional losses into 2007 as it further pursues its commercialization efforts.

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

Clean Diesel has been unable to generate positive cash flows from its operations in the past. The Company does not have any credit facilities available with financial institutions or other third parties. If the Company is unable to generate cash flow from operations in the future, Clean Diesel will be dependent upon external sources of best-efforts financing, of which there are presently no firm commitments or arrangements although management is actively seeking such financing . Based on the current operating plan, management believes that the cash balance as of September 30, 2006 of $1,252,000 will be sufficient to meet the cash needs into the first quarter of 2007. In the future, unless operating revenues are sufficient to meet operating expenses, the Company will need to access capital markets to fund operations by incurring indebtedness or issuing equity securities. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, it will be on acceptable terms. If management is unable to obtain the necessary financing from external sources, the Company will need to manage any cash shortfalls by taking measures which may include deferring or reducing the scope of commercialization efforts, reducing costs and overhead expenses, or otherwise curtailing operations, or obtaining funds by a disposition of assets or through arrangements with others that may require Clean Diesel to relinquish rights to certain of its technologies, or to license the rights to such technologies on terms that are less favorable to Clean Diesel than might otherwise be available.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum and the British Sterling exchange rate, the Company is not subject to any significant market risk exposure.

The Company generally receives most income in United States dollars. Clean Diesel Technologies maintains a UK bank account and typically makes several payments monthly in various foreign currencies for patent expenses, product tests and registration, local marketing and promotion, consultants and employees. In addition, Clean Diesel's UK branch office receives payments in British Sterling.

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

Item 1A     Risk Factors
            None

Item 2.     Unregistered Sales of Securities and Use of Proceeds
            None

Item 3.     Defaults upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Information
            None

Item 6.     Exhibits
            Exhibits 31.1 and 31.2 are filed herewith

            Exhibit 32 is furnished herewith

                         CLEAN DIESEL TECHNOLOGIES, INC.
                           SIGNATURES & CERTIFICATIONS


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 2006               By:  /s/Bernhard Steiner
                                            ------------------------------------
                                            Bernhard Steiner
                                            Director, President and
                                            Chief Executive Officer


Date:  November 13, 2006               By:  /s/David W. Whitwell
                                            ------------------------------------
                                            David W. Whitwell
                                            Chief Financial Officer,
                                            Senior Vice President and Treasurer