Form 10-K
period 2006-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2007-03-30
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  -------------

                                    FORM 10-K

                                  -------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
                               --------------    --------------

                          Commission File No.:  0-27432
                                                -------

                         CLEAN DIESEL TECHNOLOGIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     06-1393453
  -------------------------------                   ----------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization                      Identification No.)

                         SUITE 702, 300 ATLANTIC STREET
                               STAMFORD, CT  06901
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code:  (203) 327-7050
                                                            --------------

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.05 PAR VALUE
                          -----------------------------
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
  Large Accelerated Filer      Accelerated Filer       Non-Accelerated Filer  X
                          ---                    ---                         ---

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).     Yes      No  X
                                              ---     ---

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price as of June 30, 2006 was $39,177,963.

As of March 23, 2007, the outstanding number of shares of the registrant's common stock, par value $0.05 per share, was 31,805,839.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Proxy Statement for the annual meeting of stockholders to be held in June 2007 are incorporated by reference into Part III of this report.
================================================================================

                             CLEAN DIESEL TECHNOLOGIES, INC.

                               ANNUAL REPORT ON FORM 10-K
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006


                                    TABLE OF CONTENTS


 ITEM
NUMBER  DESCRIPTION                                                                 PAGE
------  -----------                                                                 ----
     1. Business                                                                       3
    1A. Risk Factors                                                                  13
    1B. Unresolved Staff Comments                                                     17
     2. Properties                                                                    17
     3. Legal Proceedings                                                             17
     4. Submission of Matters to a Vote of Security Holders                           17
     5. Market for Clean Diesel Technologies, Inc.'s Common Equity, Related
          Stockholders' Matters and Issuer Purchases of Equity Securities             18
     6. Selected Financial Data                                                       20
     7. Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                  21
    7A. Quantitative and Qualitative Disclosures about Market Risk                    28
     8. Consolidated Financial Statements and Supplementary Data                      29
     9. Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure                                                                  48
    9A. Controls and Procedures                                                       48
    9B. Other Information                                                             48
    10. Directors and Executive Officers of Clean Diesel Technologies, Inc.           48
    11. Executive Compensation                                                        48
    12. Security Ownership of Certain Beneficial Owners and Management and Related
          Stockholder Matters                                                         48
    13. Certain Relationships and Related Transactions                                49
    14. Principal Accountant Fees and Services                                        49
    15. Exhibits and Financial Statement Schedules                                    50
        Exhibit Index                                                                 50
        Signatures                                                                    53

     The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this Annual Report on Form 10-K, is incorporated herein by reference to the information to be included under the captions "Election of Directors," "Directors and Executive Officers of Clean Diesel Technologies," "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board," "Executive Compensation," "Directors' Compensation," "Employment Contracts and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee on Executive Compensation," "Security Ownership of Certain Owners," "Security Ownership of Officers and Directors" and "Appointment of Independent Registered Public Accounting Firm" in Clean Diesel Technologies, Inc.'s 2007 Proxy Statement, which is expected to be filed by April 28, 2007.

                                     PART I

ITEM  1.     BUSINESS

     Pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K contains forward-looking statements that reflect our estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would" and similar expressions. These forward-looking statements are based on information available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this Annual Report. The discussion in the section "Risk Factors" in Item 1A. of this Annual Report highlight some of the more important risks identified by management but should not be assumed to be the only factors that could affect our future performance. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission (SEC). Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should not place undue reliance on any forward-looking statements. Risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

     Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, "CDT" and the terms "we," "our" and "us" refer to Clean Diesel Technologies, Inc. and its wholly-owned subsidiary, Clean Diesel International, LLC.

     The Clean Diesel Technologies, Inc. name and logo, Platinum Plus(R), ARIS(R) and Biodiesel Plus(TM) are either registered trademarks or trademarks of Clean Diesel Technologies, Inc. in the United States and/or other countries.
All other trademarks, service marks or trade names referred to in this Annual Report are the property of their respective owners.

GENERAL

     We develop, design, market and license patented technologies and solutions that reduce harmful emissions from internal combustion engines while concurrently improving fuel economy and engine power. We are a Delaware corporation formed in 1994 as a wholly-owned subsidiary of Fuel Tech, Inc., a Delaware corporation (formerly known as Fuel-Tech N.V., a Netherlands Antilles limited liability company) ("Fuel Tech"). We were spun-off by Fuel Tech in a rights offering in December 1995. Since inception, we have developed a substantial portfolio of patents and related proprietary rights and extensive technological know-how.

TECHNOLOGY AND INTELLECTUAL PROPERTY

     Our technology is comprised of patents, patent applications, trade or service marks, data and know-how. Our technology was initially acquired by assignment from Fuel Tech and has subsequently been primarily developed internally. As owner, we maintain the technology at our expense. The agreement with Fuel Tech provides for annual royalties commencing in 1998 and terminating in 2008 of 2.5% of the gross revenue derived from the sale of the Platinum Plus(R) fuel-borne catalyst, a diesel fuel additive for emissions control and fuel economy improvement in diesel engines. We may terminate this royalty obligation at any time by payment to Fuel Tech of $2.2 million in 2007 or $1.1 million in 2008.

     In 2006, we filed three U.S. and five foreign patent applications. During 2005, we filed ten U.S. and two foreign patent applications. Also in 2005, we acquired 11 granted foreign patents and two U.S. and eight foreign patent applications.

     As of February 28, 2007, we held 125 patents and an extensive library of performance data and technological know-how. We have patent coverage in North America, Europe, Asia and South America. Our patent portfolio as of February 28, 2007 includes 25 U.S. patents and approximately 100 corresponding foreign patents along with pending 68 U.S. and foreign patent applications. Our scientists and engineers continue to make invention disclosures for which we are in the process of preparing patent applications. Our patents have expiration dates ranging from 2008 through 2025, with the majority of the material patents upon which we rely expiring in 2018 and beyond.

     We have made substantial investments in our technology and intellectual property and have incurred development costs for engineering prototypes, pre-production models and field-testing of several products and applications. Our intellectual property strategy has been to build upon our base of core technology that we have developed or acquired with newer advanced technology patents developed by or purchased by us. In many instances, we have incorporated the technology embodied in our core patents into patents covering specific product applications, including product design and packaging. We believe this building-block approach provides greater protection to us and our licensees than relying solely on the core patents.

     Our core patents, advanced patents and patent applications cover the means of controlling the four principal emissions from diesel engines:

     -    nitrogen oxides (NOx);
     -    particulate matter (PM);
     -    carbon monoxide (CO); and
     -    hydrocarbon (HC).

     Our core patents, advanced patents and patent applications include the following:

     -    Fuel-borne catalyst;
     -    Selective catalytic reduction;
     -    Catalyzed wire mesh filter;
     -    Biofuels; and
     -    Emission control systems.

     Our key technologies include the following:

     - The cost effective means of controlling the four principal emissions from diesel engines (nitrogen oxides, particulate matter, carbon monoxide and hydrocarbon).
     - Reduction of carbon dioxide (CO2) and other greenhouse gas emissions by enhancing combustion efficiency.
     - Reduction of carbon dioxide and other greenhouse gas emissions by enabling long-term reliable performance of emission control systems.
     - Effective utilization of strategic catalytic materials such as platinum enables reduced emission control system costs, recycling strategies and low nitrogen dioxide emission levels.
     - Low cost, reliable and durable diesel particulate filter performance through catalyzed wire mesh filter systems in retrofit applications.

     Protecting our intellectual property rights is costly and time consuming. Patent filing, prosecution, maintenance and annuity fees for our extensive patent portfolio are a significant portion of our expenses and typically range from $50,000 to $400,000 annually. We incur maintenance fees to maintain our granted U.S. patents and annuity fees to maintain foreign patents and the pendancy of patent applications.

     We rely on a combination of patent, trademark, copyright and trade secret protection in the U.S. and elsewhere as well as confidentiality procedures and contractual provisions to protect our proprietary technology. Further, we enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with our consultants and other third parties. There can be no assurance that pending patent applications will be approved or that the issued patents or pending applications will not be challenged or circumvented by competitors. Certain critical technology incorporated in our products is protected by patent laws, trade secret laws, confidentiality agreements and licensing agreements. There can be no assurance that such protection will prove adequate or that we will have adequate remedies for disclosure of the trade secrets or violations of the intellectual property rights.

BUSINESS STRATEGY

     Our strategy is to maximize our revenue by penetrating the diesel emission reduction market to the greatest extent possible. To achieve this objective, we will use licensing agreements with original equipment manufacturers (OEMs), Tier One suppliers, retrofit system integrators and other suppliers. Our licensing agreements are usually structured so that we derive revenue from license fees and on-going royalties. In 2007, we will seek broader market coverage by strengthening our marketing and distribution channels through training existing distributors and engaging new distributors. In 2007, we will also stress direct selling of our solutions and products to fleets in various industries by emphasizing the environmental benefits, fuel economy improvements and practical, lower cost emission control available from the use of our solutions and products. We intend to create the market pull for current and potential licensees and ensure that the full value of our technology is realized by the end user.

SOLUTIONS AND PRODUCTS

     We have succeeded in developing technologies and products that, when combined with other after-treatment devices, reduce particulates and nitrogen oxides emissions from diesel engines to or below the U.S. and international regulated emission levels, while also improving fuel economy. This results in a reduction in fuel costs and greenhouse gas emissions, primarily carbon dioxide, as well as a reduction in emissions of particulate matter, nitrogen oxides, carbon monoxide and unburned hydrocarbons.

     As described below, our products and solutions include the Platinum Plus fuel-borne catalyst; the ARIS(R) selective catalytic reduction system, an advanced reagent injection system used in selective catalytic reduction systems for control of emissions of nitrogen oxides from diesel engines; our diesel particulate filter technology based on catalyzed wire mesh filter elements; and Biodiesel Plus(TM).

PLATINUM PLUS FUEL-BORNE CATALYST

     We have developed and patented our Platinum Plus additive as a diesel fuel soluble, fuel-borne catalyst, which contains minute amounts of fuel-soluble platinum and cerium catalysts. Platinum Plus is used to improve combustion, reduce emissions and improve the performance and reliability of emission control equipment. Platinum Plus fuel-borne catalyst takes catalytic action into engine cylinders where it improves combustion, thereby reducing particulates, unburned hydrocarbons and carbon monoxide emissions, which also results in improving fuel economy. Thus, Platinum Plus fuel-borne catalyst lends itself to a wide range of enabling solutions including fuel economy, diesel particulate filtration, low emission biodiesel, carbon reduction and exhaust emission reduction.

     Fleet tests using Platinum Plus fuel-borne catalyst have shown improvements in fuel economy of up to 12%. Our Platinum Plus fuel-borne catalyst can be used alone with regular diesel or ultra-low sulfur diesel as well as biodiesel fuel blends to reduce particulate emissions by 10% to 25% within the engine, while also improving the performance of diesel oxidation catalysts and particulate filters. Use of fuel-borne catalysts also keeps particulate filters cleaner by burning off the soot particles at lower temperatures and further reducing toxic emissions of carbon monoxide and unburned hydrocarbons. Platinum Plus has also been shown to provide energy efficiency and emissions reduction benefits when applied with two-stroke gasoline powered engines, including those commonly used in Asian markets.

     Through our strategic use of independent test laboratories from 1996 to the present, we have conducted research and development programs on platinum fuel catalysts which were conducted by Delft Technical University (Netherlands), Ricardo Consulting Engineers (U.K.), Cummins Engine Company (U.S.) and Southwest Research Institute (U.S.). This approach allows our technical team to execute programs on a cost effective basis while bringing in a wide range of expertise. Most importantly, the results have been independently derived.

     We received the U.S. Environmental Protection Agency registration in December 1999 for the Platinum Plus fuel-borne catalyst for use in bulk fuel by refiners, distributors and truck fleets. In 2000, we completed the certification protocol for particulate filters and additives for use with particulate filters with VERT, the main recognized authority in Europe that tests and verifies diesel particulate filters for emissions and health effects. In 2001, the Swiss environmental agency BUWAL approved the Platinum Plus fuel-borne catalyst for use with particulate filters. In 2002, the U.S. Mining, Safety and Health Administration accepted Platinum Plus fuel-borne catalyst for use in all underground mines.

PLATINUM PLUS FOR FUEL ECONOMY

     We believe that recent increases in the cost of fuel have made the economic impact of greater fuel economy an important consideration in many industries. Further, recent media focus on global warming and the effects of fuel consumption on the environment have resulted in an increased interest in Platinum Plus fuel-borne catalyst from a standpoint of corporate social responsibility. The improvement attributable to Platinum Plus fuel-borne catalyst may vary as a result of engine age, application in which the engine is used, load, duty cycle, speed, fuel quality, tire pressure and ambient air temperature. Generally, after use of Platinum Plus fuel-borne catalyst during a conditioning period, our customers derive economic benefits from the use of our Platinum Plus fuel-borne catalyst whenever the price of diesel fuel is in excess of $1.25 per U.S. gallon. In other words, at or above that level, the economic benefit our customers derive from use of our Platinum Plus fuel-borne catalyst substantively exceeds the cost of the additive. When coupled with the demand to reduce carbon dioxide emissions from transportation and distributed power generation, the argument for use of Platinum Plus is a compelling one.

     In 2006 in the U.S., we conducted ten large, on-road fleet fuel economy demonstration trials in a range of industries, including the beverage, grocery and fuel delivery industries. We also conducted a marine trial for a marine ferry operation. The improvements in fuel economy from using Platinum Plus fuel-borne catalyst in these demonstrations ranged up to 12% with an average 8% improvement. The best results were generally attributable to short-haul "stop-and-go" driving, as is generally the pattern for local delivery vehicles, buses and garbage trucks. Lab engine test beds run at original equipment manufacturer test labs and independent research institutes showed up to 8% improvement in fuel economy in modern diesel engines, which have been confirmed by field testing programs.

     In 2006 in the U.K., we obtained our first U.K. commercial contract upon completion of a fleet trial that demonstrated to the customer the fuel economy benefits and emission control attributable to Platinum Plus fuel-borne catalyst. We have six additional customer trials underway in the U.K. with expected completion in the second half 2007.

PLATINUM PLUS FOR DIESEL EMISSION REDUCTION

     The Platinum Plus fuel-borne catalyst can be used alone with all diesel fuels, including regular sulfur diesel, ultra-low sulfur diesel, arctic diesel (kerosene) and biodiesel fuels to reduce particulate emissions by 10% to 25%. Environmentally conscious corporations and fleets can utilize this solution to voluntarily reduce emissions while obtaining an economic benefit.

     We received the U.S. Environmental Protection Agency's Environmental Technology Verification in 2003 for our Platinum Plus fuel-borne catalyst and a diesel-oxidation catalyst (the Platinum Plus Purifier System). This system is now being promoted as a solution for cost-effective emissions reduction.

     EPA verification is given for specific engine groups, and the initial verification and applications are for pre-1996 manufactured engines, which are higher emitters of particulates and nitrogen oxides than newer engines. We also received verification extension for the fuel-borne catalysts with diesel-oxidation catalysts to cover engines manufactured between 1994 and 2003. Verification is needed for the end user of the Platinum Plus fuel-borne catalyst systems to get emissions reduction credit from the Environmental Protection Agency's voluntary retrofit program or California Air Resources Board's mandatory retrofit program. In the U.S., truck fleets, municipalities and off-road equipment operators are generally moving toward using only verified technologies when installing retrofit emissions reduction systems, which is typically mandated for governmentally funded projects.

     Diesel particulate filters trap up to 95% of the exhaust particulate matter but, in doing so, can become clogged with carbon soot. Use of fuel-borne catalysts reduces the amount of particulate matter which the filter is exposed to, and further reduces emissions of toxic carbon monoxide and unburned hydrocarbons. The fuel-borne catalyst also significantly lowers the temperature at which the captured soot will burn, therefore, allowing the particulate filters to regenerate themselves and stay cleaner during a wider range of operating conditions.

     Platinum Plus fuel-borne catalyst is increasingly being utilized as a diesel particulate filter regeneration additive. In Europe, it is currently being supplied into the U.K., Denmark, Belgium, Switzerland, Sweden, Austria and Holland markets through our partners and distributors for aftermarket retrofit applications. The Platinum Plus fuel-borne catalyst has also found application in the U.K. to alleviate soot blocking from light drive cycle bus applications. In the U.S., the Platinum Plus fuel-borne catalyst has been accepted for use by the Mine Safety and Health

Administration in underground mines and has been successfully used as a regeneration aid for vehicles fitted with lightly catalyzed diesel particulate filters.

     Furthermore, in the passenger car market where fuel-borne catalyst technology dominates the diesel particulate filter regeneration market, engine testing conducted in 2006 at a European testing institute reconfirmed the ability to reduce total platinum usage of an emission control device by up to 70%, thus, offering significant cost saving for the passenger car manufacturers. We anticipate penetration into this market as we proceed through 2007.

PLATINUM PLUS FOR BIODIESEL

     Platinum Plus fuel-borne catalyst is also effective with regular sulfur diesel, ultra-low sulfur diesel, arctic diesel (kerosene) and biodiesel. When used with blends of biodiesel and ultra-low sulfur diesel, our Biodiesel Plus(TM) product, Platinum Plus fuel-borne catalyst prevents the normal increase in nitrogen oxides associated with biodiesel, as well as offering emission reduction in particulates and reduced fuel consumption. This enables biodiesel producers to differentiate and offer a premium biodiesel with reduced environmental impact and improved performance. The biodiesel market is still in its infancy and is expected to expand over the next years.

ARIS SELECTIVE CATALYTIC REDUCTION

     The ARIS (Advanced Reagent Injection System) is our patented injection system for the injection of reducing reagents for such applications as the low nitrogen oxides trap, active diesel particulate filter regeneration, and selective catalytic reduction. The primary use of the ARIS system to date has been in conjunction with selective catalytic reduction for both stationary diesel engines for power generation and mobile diesel engines used in trucks, buses, trains and boats. The system is comprised of our patented single fluid computer-controlled injector that provides precise injection of nontoxic urea-based reagents into the exhaust of a stationary or mobile engine, where the system then converts harmful nitrogen oxides across a catalyst to harmless nitrogen and water vapor. The system has shown reduction of nitrogen oxides of up to 90% on a steady-state operation and of up to 85% in transient operations. This process, known as selective catalytic reduction, has been in use for many years in power stations, and it is well proven in mobile and stationary applications. The ARIS system is a compact version of the selective catalytic reduction injection system. The principal advantage of the patented ARIS system is that compressed air is not required to operate the system and that a single fluid is used for both nitrogen oxides reduction and injector cooling. The system is designed for high-volume production and is compact, with very few components, making it inherently cheaper to manufacture, install and operate than the compressed air systems, which were first developed for heavy-duty engines. ARIS technology is applicable for reduction of nitrogen oxides from all combustion engine types, ranging from passenger car and light duty to large scale reciprocating and turbine engines, including those using gaseous fuels such as liquefied petroleum gas and compressed natural gas.

CATALYZED WIRE MESH DIESEL PARTICULATE FILTER

     The catalyzed wire mesh filter technology was initially developed by Mitsui Co., Ltd. for use in conjunction with our fuel-borne catalyst as a lower cost and reliable alternative to the traditional heavily catalyzed filter systems.
We have verified the system under the U.S. Environmental Protection Agency's Environmental Technology Verification protocol as reducing toxic particulates by up to 76%, carbon monoxide by 60%, hydrocarbons by 80% and nitrogen oxides by 9%. It also provides lower nitrogen dioxide emissions levels relative to traditional, heavily catalyzed filter systems. In 2005, the catalyzed wire mesh filter technology was transferred to us under a technology transfer agreement with Mitsui and PUREarth. Under the agreement, we acquired the worldwide title to the patents and other intellectual properties, excluding Japan. The catalyzed wire mesh filter technology is designed for use in a wide range of diesel engine particulate emission control applications.

     The catalyzed wire mesh filter technology is a durable, low-cost filter designed to bridge the gap between low efficiency diesel-oxidation catalysts and expensive, heavily catalyzed particulate filters. The wire-mesh filter system is designed to work synergistically with a fuel-borne catalyst for reliable performance on a wide range of engines and with a broad range of fuels. This combined Platinum Plus fuel-borne catalyst/catalyzed wire mesh filter technology is especially suited to solving the challenging problem of delivering a reliable pollution control solution which can be easily retrofitted for the older, higher-emission diesel engines expected to be in service for years to come, and in markets and applications where ultra-low sulfur diesel is not available.

     In addition to reducing the cost to achieve these emissions improvements, the patented combination with a fuel-borne catalyst permits the catalyzed wire mesh filter to operate effectively at the lower exhaust temperatures found in stop-and-go service applications. The fuel-borne catalyst reduces emissions and allows soot captured in the catalyzed wire mesh filter to be reliably combusted at lower exhaust temperatures. Commercial systems of Platinum Plus fuel-borne catalyst with this durable catalyzed wire mesh filter have demonstrated performance in beverage delivery vehicles, refuse trucks and buses. We received Environmental Protection Agency Environmental Technology Verification in June 2004 for the catalyzed wire mesh filter system, which combines the Platinum Plus fuel-borne catalyst with a catalyzed wire mesh filter.

THE MARKET AND THE REGULATORY ENVIRONMENT

     We estimate that worldwide annual consumption of diesel fuel amounts to approximately 200 billion U.S. gallons, including approximately 50 billion in the U.S., 60 billion in Europe and 50 billion in Asia.

NEW DIESEL ENGINES

     While engine manufacturers have traditionally met emissions regulations by engine design changes, we believe that further reduction in emissions can be achieved best by using combinations of cleaner-burning fuels and after-treatment systems such as diesel-particulate filters and catalytic systems for reducing nitrogen oxides. Like many of the engine-based emissions control strategies these also generally increase fuel consumption.

     Emissions regulations for new mobile diesel engines in the major markets of North America, Europe and Asia have continued to tighten and are now 40% to 90% lower than previous regulations. Regulations in effect by 2010 in the U.S. and by 2009 in Europe and in Asia are expected to reduce the emissions level for new mobile diesel engines from 85% to 99% of the levels mandated in the mid-1980s. Management expects the market for nitrogen oxide reduction systems in mobile applications to develop between 2007 and 2010. European engine manufacturers have decided to use urea selective catalytic reduction in 2006, beginning with heavy-duty vehicles and likely for use on medium and light vehicles and passenger cars, as well. There is a clear preference to use a single fluid system for the medium and light trucks, passenger cars and SUVs which have no compressed air system. It also seems likely that European manufacturers will adopt particulate filters to meet 2009 regulations which have been ratified by the European Parliament. We have significant intellectual property holdings for the design and implementation of these systems.

     In May 2004, the U.S. Environmental Protection Agency (EPA) announced proposals to regulate non-road engines. The regulations will be phased in from 2008 to 2014. Proposals include a wide range of construction equipment, agricultural equipment, as well as railroad and marine applications.

     We believe the U.S. market for diesel engines is poised for significant growth because of the favorable fuel economy performance of diesel engines, coupled with the increased ability to control effectively particulate matter and emissions of nitrogen oxides from such engines. Europe and Asia already use significantly more mobile diesel engines than in the U.S., particularly for passenger and light-duty vehicles. Engine manufacturers have all employed particulate filters to meet new U.S. heavy-duty diesel vehicle regulations for the 2007 model year and have indicated their intent to continue this for particulate matter control in 2010. Major U.S. and European engine manufacturers have committed to adopt urea-selective catalytic reduction. We believe that both particulate filters and nitrogen oxides control technology will be required in Europe and the U.S. in the 2007 to 2010 period.

EXISTING DIESEL ENGINES AND THE RETROFIT MARKET

     While much of the regulatory pressure and the response from engine manufacturers have focused on reducing emissions from new engines, there is increasing concern over pollution from existing diesel engines that have from 20- to 30-year life cycles. The U.S. Environmental Protection Agency has estimated that there are approximately 11 million diesel powered vehicles which need to be retrofitted over the next ten years. We believe this trend underlies the growing interest in the potential market that may exist for retrofitting diesel engines with emissions reduction systems. Stationary diesel engines, construction equipment and public transportation vehicles such as buses and commercial and municipal truck fleets will all be included in such a retrofit diesel engine market.

     The California Air Resources Board declared diesel particulates to be toxic in 1998, and in 2000, it proposed reductions in particulate emissions from over one million existing engines in California as well as more stringent controls for new engines. The Environmental Protection Agency stated its objective for retrofitting vehicles with particulate controls and developed the Clean School Bus U.S.A. program to reduce emissions on school buses and the Smartway Transport Program to reduce both diesel emissions and fuel consumption on over-the-road trucks.

COMPETITION

     Because our principal strategy is the licensing of our technologies, those companies that could be considered as competitors and as potential licensees of ours should also be considered as our potential customers.

     There is significant competition among companies that provide solutions for pollutant emissions from diesel engines. Several companies market products that compete directly with our products and other companies offer products that potential customers may consider to be acceptable alternatives. In addition, newly developed products could be more effective and cost-efficient than our current products or those developed in the future.

     We face direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including BASF (formerly Engelhard), Donaldson, Cummins Filtration, Innospec (formerly Octel), Rhodia and Johnson Matthey. Moreover, many of the current and potential future competitors have substantially more engineering, sales and marketing capabilities, and broader product lines than we do. Because of greater resources, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials or a change in global economic conditions. We also face indirect competition in the form of alternative fuel consumption vehicles such as those using methanol, hydrogen, ethanol and electricity.

     We believe that our technologies and products occupy a strong competitive position relative to others in the diesel emissions reduction technology market. Competition in verified particulate reduction systems for retrofit is from catalyst systems suppliers like Johnson Matthey and BASF. These companies employ systems that rely on much greater quantities of platinum than we do and that have the undesirable effect of increasing emissions of nitrogen dioxide, a component of nitrogen oxides and a strong lung irritant. Competition in the diesel fuel additive market is from additive suppliers such as Innospec and Rhodia, who market an iron-based product, and Exotica, who markets a cerium product. Our Platinum Plus fuel-borne catalyst provides fuel economy benefits as it competes on performance in regenerating filters and lowering system cost for the system provider by enabling reduced platinum levels and lower overall metal usage which results in less ash buildup on filters. Platinum Plus fuel-borne catalyst also offers better performance in terms of carbon monoxide reduction and hydrocarbon reduction. In addition, Platinum Plus fuel-borne catalyst is the only fuel additive to provide fuel economy improvement.
Finally, in the nitrogen oxides control market, competition is from other suppliers of reagent-based post-combustion nitrogen oxides control systems such as Argillon, Hilite International and KleenAir Systems for retrofit, and Bosch and Hilite International for original equipment manufacturers. Bosch and Purem have stated that they will offer a single fluid system after 2007. However, we already have proprietary technology for a single fluid system which requires no compressed air.

SALES AND MARKETING

     Our products and solutions are sold to customers through our distribution network, direct sales and the efforts of our sales consultants and agents. As of February 28, 2007, our sales and marketing team consisted of seven employees, sales consultants and agents supported by our executive officers and members of our board of directors.

MARKET OPPORTUNITY

     We believe our technologies are applicable to all existing diesel engines, all new engines designed to meet upcoming emission standards and all types of fuel, including biodiesel and ultra-low sulfur diesel. We view the market opportunity as one that may be divided by application and market drivers. Because of the financial benefit of improved fuel economy along with reduction of greenhouse gases, we have begun to place emphasis on fuel economy in the markets we serve.

     Our intellectual property and technologies are now at the center of developments in the on-road diesel market. Selective catalytic reduction which utilizes our ARIS technology and diesel particulate filtration which can utilize our Platinum Plus technology are core technologies to the development of the pending generation of cleaner diesels. We believe this places us in a strong position going forward. To meet 2010 requirements, some alternative fuels' strategies will also need to consider means of reducing nitrogen oxides emissions. Current projects are demonstrating the effective application of ARIS-based systems with these alternative fuels' vehicles.

     The two principal market drivers for our products are legislative compliance for emission control and fuel economy improvement. Platinum Plus fuel-borne catalyst is an "enabling technology" that enables emission reductions from the engine itself and enhances performance of the exhaust after-treatment systems while improving fuel economy. The continued tightening of clean air standards, emissions control regulations, pressure for fuel efficiency and growing international awareness of the greenhouse effect should provide us with substantial opportunities in local markets throughout North America, Europe and Asia.

     Without compromising the fuel economy benefits of diesel, a significant reduction of particulate and nitrogen oxides emissions can only be achieved by using combinations of improved engine design, cleaner burning fuels and after-treatment systems such as diesel particulate filters and catalytic systems. The Platinum Plus fuel-borne catalyst (which improves combustion catalytically and enables higher performance of exhaust treatment devices) and the ARIS selective catalytic reduction technology can form key components of both of these after-treatment systems.

     The convergence of requirements for emissions compliance and the high cost of fuel make the use of our products economical. With diesel fuel selling at approximately $2.50 per U.S. gallon, or more, in the United States as of February 2007, a fuel savings of as little as 3% corresponds to $0.075 per U.S. gallon and effectively pays the cost of dosing with Platinum Plus fuel-borne catalyst by diesel fleet operators. Our Platinum Plus fuel-borne catalyst in controlled fleet tests showed an average of 8% fuel economy improvement. In Europe, where diesel fuel retails in some countries for as much as four times the U.S. selling price because of the higher tax rate on fuels, potential fuel economy benefits are even more pronounced.

MARKETING STRATEGY AND COMMERCIALIZATION

     After-treatment systems for emissions control from diesel engines are now penetrating the diesel market. The introduction of selective catalytic reduction in Europe and Japan for heavy-duty applications and the move to include diesel particulate traps for diesel passenger cars has confirmed our technology as central to the diesel market. PSA Peugeot has taken the lead and offers particulate filter systems with fuel-borne catalysts on several of its models. Other manufacturers such as Volkswagen and Daimler Chrysler now also offer diesel particulate filters for their larger vehicles. In the U.S., Daimler Chrysler is now promoting the "clean diesel" passenger car under the "Bluetec" brand name which uses selective catalytic reduction to achieve the high nitrogen oxides reduction standards and will likely use airless urea injection.

     The U.S. Environmental Protection Agency and California Air Resources Board programs are only now beginning to result in the creation of active markets for diesel emissions reduction technologies and products in the U.S. These markets include applications to new vehicles from 2007 onward and retrofit applications in on- and off-road markets, as well as for stationary power generation. Thus, the market for diesel emissions reduction technologies and products is still emerging. We expect growing demand for verified diesel emissions reduction technologies and products to the diesel engine market, owners of existing fleets of diesel-powered vehicles, and expanding requirements from the off road, marine and railroad sectors. At the same time, engine original equipment manufacturers are looking to subsystem suppliers to provide complete exhaust subsystems including particulate filters and/or nitrogen oxides abatement systems and eventually both.

     It is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the Environmental Protection Agency or California Air Resources Board protocols to qualify for credits within the Environmental Protection Agency and California Air Resources Board programs. Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified. We have received verification from the U.S. Environmental Protection Agency for two systems based upon the use of the Platinum Plus fuel-borne catalyst. Our Platinum Plus Purifier System uses the fuel-borne catalyst and a diesel oxidation catalyst for up to a 50% particulate reduction. Another system of ours is verified for up to 75% reduction and uses a catalyzed wire mesh filter and the Platinum Plus fuel-borne catalyst. We intend to verify our Platinum Plus fuel-borne catalyst in combination with a high performance diesel filter and may also seek to verify our Platinum Plus fuel-borne catalyst with additional emissions control devices manufactured by other vendors. We may receive royalties from sales of such systems or devices in the event sales of these devices include the Platinum Plus fuel-borne catalyst product as part of the devices' verification.

     We currently manufacture and ship the Platinum Plus fuel-borne catalyst product from a toll blender and from a warehouse in the northeast of the U.S. However, as demand for the product increases, we intend to expand the manufacturing and distribution by supplying platinum concentrate to third parties with U.S. and foreign facilities pursuant to licensing agreements so that these licensees may market the finished Platinum Plus fuel-borne catalyst products to fuel suppliers and end users.

     We have licensed the ARIS nitrogen oxides reduction technology in both the U.S. and Japan. We plan to widen distribution to Europe and Asia by selling key components with the technology licenses. We believe this strategy of licensing the products and technologies represents the most efficient way to gain widespread distribution quickly and to exploit demand for the technologies in North America, Europe and Asia.

     We intend to utilize the catalyzed wire mesh filter technology which we have acquired by selling products based upon that technology alone and also in combination with our Platinum Plus fuel-borne catalyst. We have developed new patent applications in cooperation with external research institutions, which are intended to expand the market uses of the catalyzed wire mesh-based diesel particulate filter technology.

HEALTH EFFECTS, ENVIRONMENTAL MATTERS AND REGISTRATION OF ADDITIVES

     We are subject to environmental laws in all the countries in which we do business. Management believes that CDT is in compliance with applicable laws, regulations and legal requirements.

     Engine tests in the U.S. and Switzerland show that, when used in conjunction with a diesel particulate filter, from 99% to 99.9% of the Platinum Plus catalyst metal introduced to the fuel system by the fuel-borne catalyst is retained within the engine and exhaust and that the amount of platinum emitted from the use of Platinum Plus fuel-borne catalyst is roughly equivalent to platinum attrition from automotive catalytic converters.

     Metallic fuel additives have come under scrutiny for their possible effects on health. We registered our platinum additive in 1997 in both the U.S. and the U.K. The platinum-cerium bimetallic additive required further registration in the U.S. that involved a 1,000-hour engine test and extensive emission measurements and analysis. The registration of the platinum-cerium bimetallic additive was completed in 1999 and issued in December 1999.

     Germany, Austria and Switzerland have set up a protocol (VERT) for approving diesel particulate filters and additive systems used with them. We completed the required tests under the VERT protocol in 2000 and in January 2001, the Swiss authority BUWAL approved our Platinum Plus fuel-borne catalyst fuel additive for use with a diesel particulate filter.

     The U.K. Ministry of Health's Committee on Toxicity reviewed our Platinum Plus product and all the data submitted by us in December 1996 and stated, "The Committee is satisfied that the platinum emission from vehicles would not be in an allergenic form and that the concentrations are well below those known to cause human toxicity." Radian Associates, an independent research consulting firm, reviewed our data and the literature on platinum health effects in 1997 and concluded, "The use of Clean Diesel Technologies' platinum containing diesel fuel additive is not expected to have an adverse health effect on the population under the condition reviewed." Radian Associates also concluded that emissions of platinum from the additive had a margin of safety ranging from 2,000 to 2,000,000 times below workplace standards.

     The U.S. Mining Safety and Health Administration accepted the use of Platinum Plus fuel-borne catalyst with particulate filters in 2002, and also allowed its use in all fuel used in underground mining, even without filters.

     We initiated independent tests in January 2005 to address questions from the Environmental Protection Agency on the use of our fuel-borne catalyst resulting from growing commercial interest in its diesel emission control products. The results from testing of our Platinum Plus fuel-borne catalyst over eight months at laboratories recognized and approved by the Environmental Protection Agency confirmed that any potentially allergenic platinum emissions from the use of the Platinum Plus fuel-borne catalyst were hundreds to thousands of times below the lowest published safe level and were consistent with reported platinum emissions from catalyzed control devices, in the opinion of the scientists.

REVENUE

     Our operating revenue consists of fuel additives (primarily, our patented, EPA-registered Platinum Plus fuel-borne catalyst products and concentrate), hardware (primarily, our patented ARIS advanced reagent injector and dosing systems for selective catalytic reduction of nitrogen oxides, our EPA-verified Platinum Plus Purifier System, our fuel-borne catalyst and a diesel-oxidation catalyst, and catalyzed wire mesh filters, including EPA-verified catalyzed wire mesh filters used in conjunction with our Platinum Plus fuel-borne catalyst), technology licensing fees and royalties, and consulting and other (primarily, engineering and development consulting services). The following table sets forth the percentage contribution of our revenue sources in relation to total revenue for the years ended December 31, 2006, 2005 and 2004.

     (in thousands)
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------------------
                                             2006                            2005                         2004
                                  ----------------------------  ----------------------------  ----------------------------
     Additive revenue             $         591          52.6%  $         411          50.6%  $         299          41.4%
     Hardware revenue                       269          24.0%            349          43.0%            360          49.9%
     License and royalty revenue             74           6.6%             47           5.8%             54           7.5%
     Consulting and other                   189          16.8%              5           0.6%              9           1.2%
                                  -------------  -------------  -------------  -------------  -------------  -------------
       Total                      $       1,123         100.0%  $         812         100.0%  $         722         100.0%
                                  =============  =============  =============  =============  =============  =============

     The mix of our revenue sources during any reporting period may have a material impact on our operating results. In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable. To date, we have been dependent on a few customers for a significant portion of our revenue (see "Significant Customers" in Note 2 of Notes to Consolidated Financial Statements). The geographic areas from which our revenue was recognized for the years ended December 31, 2006, 2005 and 2004 are outlined in Note 12 of Notes to Consolidated Financial Statements.

     Our Platinum Plus fuel-borne catalyst concentrate and finished product are sold to distributors, resellers and vehicle fleets in various industries, including beverage, grocery, shipping, fuel delivery and marine, among other end users. We license the ARIS nitrogen oxides reduction system to others, generally with an up-front fee for the technology and know-how and an on-going royalty per unit. We also sell finished ARIS-based selective catalytic reduction systems to potential ARIS licensees and end users. We believe that the ARIS system can most effectively be commercialized through licensing several companies with a related business in these markets. We are actively seeking additional ARIS licensees for both mobile and stationary applications in the U.S., Europe and Asia. We offer rights to the catalyzed wire mesh technology through license agreements as well as selling finished filters for use with our Platinum Plus fuel-borne catalyst.

SOURCES OF SUPPLY

     Platinum and cerium are the principal raw materials used in the production of the Platinum Plus fuel-borne catalyst. These metals are generally available from multiple sources. We do not anticipate a shortage in the supply of the raw materials used in the production of the fuel-borne catalyst in the foreseeable future. While we have outsourcing arrangements with two companies in the precious metal refining industry to procure platinum, there are no fixed commitments with these parties to provide supplies, and we may make procurement arrangements with others to fulfill our raw materials requirements.

RESEARCH AND DEVELOPMENT

     We anticipate that we will continue to make significant research and development expenditures to maintain and expand our competitive position. This includes improving our current technologies and products and developing and acquiring newer technologies and products.

     Our research and development costs include test programs, salary and benefits, consulting fees, materials and certain testing equipment and are charged to operations as they are incurred. Our research and development expenses, exclusive of patent costs, totaled approximately $510,000, $439,000 and $506,000, respectively, for the years ended December 31, 2006, 2005 and 2004.

INSURANCE

     We maintain coverage for the customary risks inherent in our operations. Although we believe our insurance policies to be adequate in amount and coverage for current operations, no assurance can be given that this coverage will be, or continue to be, available in adequate amounts or at a reasonable cost, or that such insurance will be adequate to cover any future claims.

EMPLOYEES

     As of February 28, 2007, we had thirteen full-time employees and two part-time employees. In addition, one executive officer of Fuel Tech provides management and legal services to us as needed pursuant to a Management and Services Agreement with Fuel Tech. We also retain outside technical consultants and sales and marketing consultants and agents.

     We enjoy good relations with our employees and are not a party to any labor management agreements.

AVAILABLE INFORMATION

     We file reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room. Our SEC filings are also available to you on the SEC's Internet site at http://www.sec.gov.

     We maintain an Internet site at http://www.cdti.com/. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

     Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the beginning of Item 1 of this Annual Report.

RISKS RELATED TO REGULATORY MATTERS

WE FACE CONSTANT CHANGES IN GOVERNMENTAL STANDARDS BY WHICH OUR PRODUCTS ARE EVALUATED.

     We believe that, due to the constant focus on the environment and clean air standards throughout the world, a requirement in the future to adhere to new and more stringent regulations both domestically and abroad is possible as governmental agencies seek to improve standards required for certification of products intended to promote clean air. In the event our products fail to meet these ever-changing standards, some or all of our products may become obsolete.

FUTURE GROWTH OF OUR BUSINESS DEPENDS, IN PART, ON ENFORCEMENT OF EXISTING EMISSIONS-RELATED ENVIRONMENTAL REGULATIONS AND FURTHER TIGHTENING OF EMISSION STANDARDS WORLDWIDE.

     We expect that the future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide. If such standards do not continue to become stricter or are loosened or are not enforced by governmental authorities, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

NEW METAL STANDARDS, LOWER ENVIRONMENTAL LIMITS OR STRICTER REGULATION FOR HEALTH REASONS OF PLATINUM OR CERIUM COULD BE ADOPTED AND AFFECT USE OF OUR PRODUCTS.

     New standards or environmental limits on the use of platinum or cerium metal by a governmental agency could adversely affect our ability to use our Platinum Plus fuel-borne catalyst in some applications. In addition, California Air Resources Board requires "multimedia" assessment (air, water, soil) of the fuel-borne catalyst. The Environmental Protection Agency could require a "Tier III" test of the Platinum Plus fuel-borne catalyst at any time to determine additional health effects of platinum or cerium which tests may involve additional costs beyond our current resources.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE FACE COMPETITION AND TECHNOLOGICAL ADVANCES BY COMPETITORS.

     There is significant competition among companies that provide solutions for pollutant emissions from diesel engines. Several companies market products that compete directly with our products. Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services. We face direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including BASF (formerly Engelhard), Donaldson, Cummins Filtration, Innospec (formerly Octel), Rhodia, Bosch, Hilite International, Johnson Matthey, Argillon and KleenAir Systems. Newly developed products could be more effective and cost efficient than our current or future products. Many of the current and potential future competitors have substantially more engineering, sales and marketing capabilities and broader product lines than we have. We also face indirect competition from vehicles using alternative fuels, such as methanol, hydrogen, ethanol and electricity.

WE DEPEND ON INTELLECTUAL PROPERTY AND THE FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR FUTURE GROWTH AND SUCCESS.

     We rely on patent, trademark and copyright law, trade secret protection, and confidentiality and other agreements with employees, customers, partners and others to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application, and, despite precautions, it may be possible for third parties to obtain and use our intellectual property without authorization.

     We do not know whether any patents will be issued from pending or future patent applications or whether the scope of the issued patents is sufficiently broad to protect our technologies or processes. Moreover, patent applications and issued patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the U.S.

     Some of our patents, including a platinum fuel-borne patent, will expire in 2008. However, we believe that other longer lived patents, including those for platinum and other fuel-borne catalyst materials in combination with after-treatment devices, will provide adequate protection of our proprietary technology, but there can be no assurances we will be successful in protecting our proprietary technology.

     As part of our confidentiality procedures, we generally have entered into nondisclosure agreements with employees, consultants and corporate partners. We also have attempted to control access to and distribution of our technologies, documentation and other proprietary information. We plan to continue these procedures. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technologies or independently develop similar technologies. The steps that we have taken and that may occur in the future might not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect the proprietary rights as fully as in the U.S.

     There can be no assurance that we will be successful in protecting our proprietary rights. Any infringement upon our intellectual property rights could have an adverse effect on our ability to develop and sell commercially competitive systems and components.

OUR RESULTS MAY FLUCTUATE DUE TO CERTAIN REGULATORY, MARKETING AND COMPETITIVE FACTORS OVER WHICH WE HAVE LITTLE OR NO CONTROL.

     The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

     - Actions taken by regulatory bodies relating to the verification, registration or health effects of our products.
     - The extent to which our Platinum Plus fuel-borne catalyst and ARIS nitrogen oxides reduction products obtain market acceptance.
     -    The timing and size of customer purchases.
     - Customer concerns about the stability of our business which could cause them to seek alternatives to our solutions and products.

AN EXTENDED INTERRUPTION OF THE SUPPLY OR A SUBSTANTIAL INCREASE IN THE PRICE OF PLATINUM COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     The cost of platinum or the processing cost associated with converting the metal may have a direct impact on the future pricing and profitability of our Platinum Plus fuel-borne catalyst. Although we intend to minimize this risk through various purchasing and hedging strategies, there can be no assurance that this will be successful. A shortage in the supply of platinum or a significant, prolonged increase in the price of platinum, in each case, could have a material adverse effect on our business, operating results and financial condition.

FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE SUCCESS.

     Our success will depend, in large part, on our ability to retain current key personnel, attract and retain current key personnel, additional qualified management, marketing, scientific, and manufacturing personnel, and develop and maintain relationships with research institutions and other outside consultants. The loss of key personnel or the inability to hire or retain qualified personnel, or the failure to assimilate effectively such personnel could have a material adverse effect on our business, operating results and financial condition.

WE CURRENTLY DEPEND ON THE MARKETABILITY OF THREE PRIMARY PRODUCTS - PLATINUM PLUS FUEL-BORNE CATALYST, ARIS ADVANCED REAGENT INJECTION SYSTEM FOR SELECTIVE CATALYTIC REDUCTION AND CATALYZED WIRE MESH FILTERS.

     Our Platinum Plus fuel-borne catalyst, ARIS advanced reagent injection system for selective catalytic reduction and our catalyzed wire mesh filter are currently our three primary products. Failure of any of our products to achieve market acceptance may limit our growth potential. We may have to cease operations if all of our primary products fail to achieve market acceptance or fail to generate significant revenue. Additionally, the marketability of our products may be dependent upon obtaining verifications from regulatory agencies such as the Environmental Protection Agency, California Air Resources Board, or similar European agencies, as well as the effectiveness of our products in relation to various environmental regulations in the many jurisdictions in which we market and sell our products.

WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET NEW PRODUCTS THAT ARE DEVELOPED OR OBTAIN DIRECT OR INDIRECT VERIFICATION OR APPROVAL OF OUR NEW PRODUCTS.

     We plan to market other emissions reduction devices used in combination with the Platinum Plus fuel-borne catalyst and ARIS injector. There are numerous development and verification issues that may preclude the introduction of these products for commercial sale. If we are unable to demonstrate the feasibility of these products or obtain verification or approval for the products from regulatory agencies, we may have to abandon the products or alter our business plan. Such modifications to our business plan will likely delay achievement of revenue milestones and profitability.

RISKS RELATED TO OUR FINANCIAL CONDITION

WE HAVE INCURRED LOSSES IN THE PAST AND EXPECT TO INCUR LOSSES IN THE FUTURE.

     We have incurred losses since inception totaling $44,977,000 which amount includes $4,752,000 of non-cash preferred stock dividends. At the date of this report, our cash resources, including additional cash to be collected from subscriptions receivable, are estimated to be sufficient for our needs into the first quarter of 2008.

     We have recognized limited revenues through December 31, 2006 and expect to continue to incur operating losses at least through 2007. There can be no assurance that we will achieve or sustain significant revenues or profitability in the future. See the discussion below under the caption "Liquidity and Sources of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE HAVE NO ASSURANCES OF ADDITIONAL FUNDING.

     We may seek additional funding in the form of a private or public offering of equity securities. Debt financing would be difficult to obtain because of limited assets and cash flows. Any equity funding may depend on prior stockholder approval of an amendment to our certificate of incorporation authorizing additional capital. Any offering of shares of our common stock may result in dilution to our existing stockholders. Our ability to consummate financing will depend on the status of our marketing programs and commercialization progress, as well as conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available if needed, or on acceptable terms. In the event that we need additional funds and are unable to raise such funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going commercialization, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. See the discussion below under the caption "Liquidity and Sources of Capital" in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IF THIRD PARTIES CLAIM THAT OUR PRODUCTS INFRINGE UPON THEIR INTELLECTUAL PROPERTY RIGHTS, WE MAY BE FORCED TO EXPEND SIGNIFICANT FINANCIAL RESOURCES AND MANAGEMENT TIME LITIGATING SUCH CLAIMS AND OUR OPERATING RESULTS COULD SUFFER.

     Third parties may claim that our products and systems infringe upon third-party patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult, especially since patent applications are not published until up to 18 months after their filing dates. If a competitor were to challenge our patents, or assert that our products or processes infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive product modifications, pay substantial damages or even be forced to cease some operations. Third-party infringement claims, regardless of their outcome, would not only drain financial resources but also divert the time and effort of management and could result in customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

WE ARE CURRENTLY DEPENDENT ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND OUR REVENUE COULD DECLINE IF WE ARE UNABLE TO MAINTAIN OR DEVELOP RELATIONSHIPS WITH CURRENT OR POTENTIAL CUSTOMERS.

     A few customers currently account for a significant portion of our revenues. For the years ended December 31, 2006, 2005 and 2004, two customers accounted for approximately 42%, 36% and 51%, respectively, of our revenue, primarily attributable to license fees and royalties, ARIS hardware revenue and consulting fees. We intend to establish long-term relationships with existing customers and continue to expand our customer base. While we diligently seek to become less dependent on any single customer, it is likely that certain contractual relationships may result in one or more customers contributing to a significant portion of our revenue in any given year for the foreseeable future. The loss of one or more of our significant customers may result in a material adverse effect on our revenue, our ability to become profitable or our ability to continue our business operations.

FOREIGN CURRENCY FLUCTUATIONS COULD IMPACT FINANCIAL PERFORMANCE.

     Our recent operating activities have primarily been in the U.S. However, we have increased our activities in Europe and Asia, and consequently, are exposed to fluctuations in foreign currency rates. We may manage the risk to such exposure by entering into foreign currency futures and option contracts. There can be no assurance that foreign currency fluctuations will not have a significant effect on our operations in the future.

WE HAVE NOT AND DO NOT INTEND TO PAY DIVIDENDS ON OUR SHARES OF COMMON STOCK.

     We have not paid dividends on our common stock since inception, and do not intend to pay any dividends to our stockholders in the foreseeable future. We intend to reinvest earnings, if any, in the development and expansion of our business.

THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY THE SALE OF A SIGNIFICANT NUMBER OF NEW COMMON SHARES.

     The sale, or availability for sale, of substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants or shares of common stock that may be issued in the public market or a private placement to fund our operations or the perception by the market that these sales could occur, could adversely affect the market price of our common stock and could impair our ability to raise additional working capital through the sale of equity securities. The perceived risk of dilution may cause existing stockholders to sell their shares of stock, which would contribute to a decrease in the stock price. In that regard, downward pressure on the trading price of our common stock may also cause investors to engage in short sales, which would further contribute to downward pressure on the trading price of our stock.

OUR COMMON STOCK IS CURRENTLY TRADED ON THE U.S. OVER THE COUNTER MARKET (OTC-BB), THE ALTERNATIVE INVESTMENT MARKET OF THE LONDON STOCK EXCHANGE AND IN GERMANY ON VARIOUS REGIONAL STOCK EXCHANGES AND THE NATIONAL ELECTRONIC EXCHANGE (XETRA), AND AN INVESTOR'S ABILITY TO TRADE THE STOCK MAY BE LIMITED BY TRADING VOLUME AND PRICE VOLATILITY.

     The trading volume in our common stock has been relatively limited and a consistently active trading market for our common stock may not develop. The average daily trading volume in our common stock on the OTC market in 2006 was approximately 7,065 shares. The average daily trading volume in our common stock on Alternative Investment Market of the London Stock Exchange in 2006 was approximately 2,230 shares. In February 2006, our stock began trading in Germany.

     There has been significant volatility in the market prices of publicly traded shares of emerging growth technology companies, including our shares. Factors such as announcements of technical developments, verifications, establishment of distribution agreements, significant sales orders, changes in governmental regulation and developments in patent or proprietary rights may have a significant effect on the market price of our common stock. As outlined above, there has been a low average daily trading volume of our common stock. To the extent this trading pattern continues, the price of our common stock may fluctuate significantly as a result of relatively minor changes in demand for our shares and sales of our stock by holders.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.     PROPERTIES

     We have a five-year lease expiring in March 2009 for 3,925 square feet of administrative office space at 300 Atlantic Street, Stamford, Connecticut. The annual cost of the lease including rent, utilities and parking is approximately $125,000. We have a lease for 400 square feet of office space outside London, U.K. through September 2007 at an annual cost of approximately $33,000. We also lease 2,750 square feet of warehouse space in Milford, Connecticut at an annual cost of approximately $20,000 (excluding utilities) through July 2008.

ITEM 3.     LEGAL PROCEEDINGS

     We are not involved in any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders in the fourth quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is traded in the U.S. on the over-the-counter (OTC) market, on the London Stock Exchange through the Alternative Investment Market
(AIM) and in Germany on various regional stock exchanges, including Frankfurt, as well as on the national electronic exchange Xetra. Reports of transactions of our shares are available on the OTC Electronic Bulletin Board under the trading symbol "CDTI", on the AIM under the symbols "CDT" and "CDTS" (this latter symbol denotes restricted shares that have been issued in private placements), and on the Frankfurt exchange under the symbol "CDI". At February 28, 2007, there were 373 holders of record of the common stock representing approximately 750 beneficial holders.

     No dividends have been paid on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Prices indicated below with respect to our share price include inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                                    OTC                LONDON STOCK EXCHANGE
                              BULLETIN BOARD                   AIM
              2005              (IN U.S. $)                  (IN GBP)
          ------------ ----------------------------  --------------------------
                           HIGH            LOW           HIGH          LOW
                       -------------  -------------  ------------  ------------
          1st Quarter      $1.90          $1.15          0.90          0.48
          2nd Quarter      $2.30          $1.01          0.97          0.33
          3rd Quarter      $1.95          $1.20          0.92          0.50
          4th Quarter      $1.80          $1.00          0.55          0.41

                                   OTC                  LONDON STOCK EXCHANGE
                              BULLETIN BOARD                     AIM
              2006             (IN U.S. $)                    (IN GBP)
          ------------ ----------------------------  --------------------------
                           HIGH            LOW           HIGH          LOW
                       -------------  -------------  ------------  ------------
          1st Quarter      $1.16          $0.80          0.65          0.45
          2nd Quarter      $1.95          $1.06          1.00          0.58
          3rd Quarter      $1.95          $1.40          1.00          0.72
          4th Quarter      $1.80          $1.45          0.97          0.78

SALES AND USES OF UNREGISTERED SECURITIES DURING THE PERIOD

     On December 29, 2006, we entered into definitive agreements with 36 investors (32 non-U.S. investors and four U.S. investors) for the purchase in private placements by these investors of 7,000,000 shares of our common stock, par value $0.05, and warrants for the purchase of an additional 7,000,000 shares of our common stock (3.5 million Class A Warrants exercisable at $2.00 per share and 3.5 million Class B Warrants exercisable at $2.50 per share), all for the total gross sales price of $9.5 million. The net proceeds will be used for general corporate purposes. These private placements qualified for the exemptions from registration afforded by Regulation S for off-shore investors and Regulation D for U.S. accredited investors under the Securities Act of 1933, as amended. The material terms of the agreements are that:

     (i) We sold and the investors bought units of one share of common stock and warrants (effectively, one-half of each of Class A and B Warrants) to buy one share of common stock for the consideration of $1.35 per unit;

     (ii) The investors represented that they were acquiring the shares, the warrants and the shares of common stock underlying the warrants for their own accounts as an investment, and undertook with respect to these securities to comply with the transfer restrictions of Regulation S or Regulation D, as the case may be;

     (iii) We undertook to apply for the listing of our outstanding shares on the American Stock Exchange or another recognized U.S. stock exchange at such time as the Company should satisfy the applicable listing requirements; and

     (iv) We undertook to file a registration statement under the Act covering the shares and the shares of common stock underlying the warrants following completion of the audit of our financial statements for the year 2006. The agreements do not contain a penalty provision for the Company's failure to file this registration statement.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2006

     The following table represents options and warrants outstanding as of December 31 2006:

                             NUMBER OF SHARES TO BE     WEIGHTED AVERAGE         NUMBER OF SHARES
                            ISSUED UPON EXERCISE OF     EXERCISE PRICE OF      NUMBER OF SECURITIES
                              OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,   REMAINING AVAILABLE FOR
PLAN CATEGORY                 WARRANTS AND RIGHTS      WARRANTS AND RIGHTS        FUTURE ISSUANCE
--------------------------  ------------------------  ---------------------  -----------------------
OPTIONS:

Equity compensation plans
  approved by security
  holders                               3,240,437(1)  $               2.016                      -  (1)

Equity compensation plans
  not approved by security
  holders                                         -                       -                          -
                            ------------------------  ---------------------  --------------------------

  Total Options                           3,240,437   $               2.016                          -
                            ========================  =====================  ==========================

WARRANTS:

Equity compensation plans
  approved by
  shareholders                                    -                       -                          -

Equity compensation plans
  not approved by
  shareholders                          7,787,120(2)  $               2.196                          -
                            ------------------------  ---------------------  --------------------------

  Total Warrants                          7,787,120   $               2.196                          -
                            ========================  =====================  ==========================

(1) Represents awards issued under the 1994 Incentive Plan. The maximum number of awards allowed under the 1994 Incentive Plan is 17.5% of our issued and outstanding common stock less the outstanding options, and is subject to a sufficient number of shares of authorized capital.

(2) Included in this number are 7,000,000 warrants to be issued as a result of the December 29, 2006 private placement and 332,000 warrants to be issued as partial consideration to the placement agent.

ITEM 6.     SELECTED FINANCIAL DATA

     The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto in Item 8, "Consolidated Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------------
                                               2006             2005             2004             2003             2002
                                          ---------------  ---------------  ---------------  ---------------  ---------------
                                                                   (in thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA
Additive revenue                          $          591   $          411   $          299   $          212   $           40
Hardware revenue                                     269              349              360              161              102
License and royalty revenue                           74               47               54              194              299
Consulting and other                                 189                5                9                -                -
                                          ---------------  ---------------  ---------------  ---------------  ---------------
  Total revenue                                    1,123              812              722              567              441

OPERATING COSTS AND EXPENSES:
Cost of revenue                                      658              471              455              219               86
Selling, general and administrative                5,278            4,963            3,962            2,695            2,291
Research and development                             510              439              506              855              693
Patent amortization and other expense                235              170               90               58               43
                                          ---------------  ---------------  ---------------  ---------------  ---------------

  Loss from operations                            (5,558)          (5,231)          (4,291)          (3,260)          (2,672)
Foreign currency exchange gain (loss)                104             (221)             101                -                -
Interest income/(expense), net                        58               26               47               15               30
Consulting and other                                  12                -                -                -                -
                                          ---------------  ---------------  ---------------  ---------------  ---------------
  Net loss                                $       (5,384)  $       (5,426)  $       (4,143)  $       (3,245)  $       (2,642)
                                          ===============  ===============  ================ ===============  ===============

Basic and diluted loss per common share  $        (0.21)  $        (0.30)  $        (0.26)  $        (0.26)  $        (0.23)
                                          ===============  ===============  ================ ===============  ===============

Basic and diluted weighted-average
  shares outstanding                              26,059           18,389           16,071           12,721           11,419
                                          ===============  ===============  ================ ===============  ===============

                                          AS OF DECEMBER 31,
                        -----------------------------------------------------
                          2006       2005       2004       2003       2002
                        ---------  ---------  ---------  ---------  ---------
                                            (in thousands)
BALANCE SHEET DATA
Current assets          $   8,287  $   5,505  $   4,868  $   7,023  $   2,757
Total assets                9,018      6,274      5,513      7,441      2,979
Current liabilities         1,070        496        391        868        223
Long-term liabilities           -          -          -          -        418
Working capital             7,217      5,009      4,477      6,155      2,534
Stockholders' equity        7,948      5,778      5,122      6,573      2,338

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We design products and license environmentally-proven technologies and solutions for the global emission reduction market based upon our portfolio of patents and extensive library of performance data and know-how. We believe our core competence is the innovation, application, development and marketing of technological products and solutions to enable emission control. Our suite of technologies offers a broad range of market-ready solutions to reduce emissions while saving costs through fuel economy improvement and reduction of engine wear. We use our innovative solutions and know-how to bring these technologies to market through our licensees.

     We believe that clean air, energy efficiency and sustainability continue to attract increasing attention around the world, as does the need to develop alternative energy sources. Increasingly, combustion engine development is influenced by concern over global warming caused by carbon dioxide emissions from fossil fuels and toxic exhaust emissions. Because carbon dioxide results from the combustion of fossil fuels, reducing fuel consumption is often cited as the primary way to reduce carbon dioxide emissions. Further, because diesel engines are as much as 40% more fuel-efficient than gasoline engines, the increased use of diesel engines relative to gasoline engines is one way to reduce overall fuel consumption, and thereby, significantly reduce carbon dioxide emissions. We believe the diesel engine is and will remain a strategic and economic source of motive power. However, diesel engines emit higher levels of two toxic pollutants - particulate matter and nitrogen oxides - than gasoline engines fitted with catalytic converters. Both of these pollutants affect human health and damage the environment. These factors, among others, have led to legislation and standards that may drive demand for our products and solutions.

     Our operating revenue consists of fuel additives (primarily, our patented Platinum Plus fuel-borne catalyst products and concentrate), hardware (primarily, our patented ARIS advanced reagent injector and dosing systems for selective catalytic reduction of nitrogen oxides, our Environmental Protection Agency verified Platinum Plus Purifier System, our fuel-borne catalyst and a diesel-oxidation catalyst, and catalyzed wire mesh filters), technology licensing fees and royalties and other (primarily, engineering and development consulting services). Our Platinum Plus fuel-borne catalyst is registered with the Environmental Protection Agency. We received Environmental Protection Agency verification of our Purifier System (fuel-borne catalyst and diesel oxidation catalyst) in October 2003 and a verification of our catalyzed wire mesh filter system (fuel-borne catalyst and catalyzed wire mesh filter) in June 2004. Operating revenue for the year ended December 31, 2006 consisted of approximately 52.6% in additive sales, 24.0% in hardware sales, 6.6% in technology licensing fees and royalties and 16.8% in other revenue. Operating revenue for the year ended December 31, 2005 consisted of approximately 50.6% in additive sales, 43.0% in hardware sales, 5.8% in technology licensing fees and royalties and 0.6% in other revenue. The mix of our revenue sources during any reporting period may have a material impact on our operating results. In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

     Our Platinum Plus fuel-borne catalyst concentrate and finished product are sold to distributors, resellers and vehicle fleets in various industries, including beverage, grocery, shipping, fuel delivery and marine, among other end users. We license the ARIS nitrogen oxides reduction system to others, generally with an up-front fee for the technology and know-how and an on-going royalty per unit. We also sell finished ARIS-based selective catalytic reduction systems to potential ARIS licensees and end users. We believe that the ARIS system can most effectively be commercialized through licensing several companies with a related business in these markets. We are actively seeking additional ARIS licensees for both mobile and stationary applications in the U.S., Europe and Asia. We acquired the rights to proprietary technology for catalyzed wire mesh filters from Mitsui Co., Ltd. in 2005 and offer rights to the catalyzed wire mesh technology through license agreements as well as selling finished filters for use with our Platinum Plus fuel-borne catalyst.

     Our efforts since our inception in 1994 have been devoted to the research and development of technologies and products in various areas, including platinum fuel-borne catalysts for emission control and fuel economy improvement and nitrogen oxides reduction systems to control emissions from diesel engines. We received Environmental Protection Agency registration for our platinum-cerium fuel-borne catalyst (Platinum Plus) in December 1999. Although we believe we have made progress in commercializing our technologies, we have experienced recurring losses from our operations. Our accumulated deficit amounted to approximately $45.0 million as of December 31, 2006. The internally generated funds from our revenue sources have not been sufficient to cover our operating costs. The ability of our revenue sources, especially additive, hardware and technology license fees and royalties, to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our products or technologies or in completing our current licensing agreement negotiations. To the extent our internally generated funds are inadequate, we believe that we will need to obtain additional working capital through equity financings. However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all.

CRITICAL ACCOUNTING POLICIES

     The preparation of our financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and the accompanying notes to the consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based upon assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes that of our significant accounting policies (see Note 2 of Notes to Consolidated Financial Statements), the following critical accounting policies involve a higher degree of judgment and complexity used in the preparation of the consolidated financial statements.

REVENUE RECOGNITION

     Revenue is recognized when earned. Technology licensing fees are generally recognized upon execution of the license agreement but are deferred if subject to completion of any performance criteria and later recognized once the performance criteria have been met. Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements. Revenue from product sales is recognized when title has passed and our products are shipped to our customer, unless the purchase order or contract specifically requires us to provide installation for hardware purchases. For hardware projects in which we are responsible for installation (either directly or indirectly by third-party contractors), revenue is recognized when the hardware is installed and/or accepted, if the project requires inspection and/or acceptance. Revenue from engineering and development consulting services is generally recognized and billed as the services are performed.

     At December 31, 2006 and 2005, our deferred revenue was zero and $9,000, respectively.

RESEARCH AND DEVELOPMENT COSTS

     Costs relating to the research, development and testing of our technologies and products are charged to operations as they are incurred. These costs include test programs, salary and benefits, consulting fees, materials and certain testing equipment.

     Our research and development expenses totaled approximately $510,000, $439,000 and $506,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

PATENTS AND PATENT EXPENSE

     Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Indirect and other patent-related costs are expensed as incurred. Patent amortization expense for the years ended December 31, 2006, 2005 and 2004 was $44,000, $53,000 and $42,000, respectively.

     We evaluate the remaining useful life of our patents each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the patent's remaining useful life has changed, the remaining carrying amount of the patent is amortized prospectively over that revised remaining useful life. We also evaluate our patents for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include current operating results, projected future operating results and cash flows and any other material factors that may affect the continuity or the usefulness of the asset. If impairment exists or if we decide to abandon a patent, the patent is written down to its fair value based upon discounted cash flows. At December 31, 2006 and 2005, the Company's patents, net were $603,000 and $567,000, respectively.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN
48)." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact FIN 48 will have on its results of operations and financial position but does not expect its adoption will have a material impact on the Company's financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company's fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS No. 159 on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

     Revenue was $1,123,000 in 2006 compared to $812,000 in 2005, an increase of $311,000, or 38.3%, reflecting increases in all of our revenue sources, except hardware. Operating revenue for the year ended December 31, 2006 consisted of approximately 52.6% in additive sales, 24.0% in hardware sales, 6.6% in technology licensing fees and royalties and 16.8% in consulting and other revenue. Operating revenue for the year ended December 31, 2005 consisted of approximately 50.6% in additive sales, 43.0% in hardware sales, 5.8% in technology licensing fees and royalties and 0.6% in consulting and other revenue.

     Additive revenue increased $180,000, or 43.8%, to $591,000 in 2006 from to $411,000 in 2005 due to higher demand for our Platinum Plus fuel-borne catalyst attributable to the benefits of cleaner burning engines, along with improved fuel economy, sought by end users. Hardware revenue declined $80,000, or 22.9%, to $269,000 in 2006 from $349,000 in 2005 due to a decline in installations of our Platinum Plus Purifier Systems, partially offset by an increase in our ARIS advanced reagent injector and dosing systems for selective catalytic reduction. License fees and royalty revenue was $74,000 in 2006 compared to $47,000 in 2005, an increase of $27,000, or 57.4%, primarily due to minimum royalty payments related to our ARIS technology. Consulting and other revenue was $189,000 in 2006 compared to $5,000 in 2005, an increase of $184,000. The increase in consulting and other revenue is attributable to consulting projects we completed in 2006. From time to time, we complete technical consulting projects on behalf of existing and prospective customers.

     Cost of revenue was $658,000 for the year ended December 31, 2006 compared to $471,000 for the year ended December 31, 2005, an increase of $187,000, or 39.7%. The increase is attributable to higher sales volume in 2006 compared to 2005. Gross profit as a percentage of revenue was 41.4% and 42.0% for the years ended December 31, 2006 and 2005, respectively.

     Selling, general and administrative expenses were $5,278,000 for the year ended December 31, 2006 compared to $4,963,000 in 2005, an increase of $315,000, or 6.3%. Selling, general and administrative expenses are summarized below:

          (in thousands)
                                           YEARS ENDED DECEMBER 31,
                                         ----------------------------
                                             2006           2005
                                         -------------  -------------
          Compensation and benefits      $       3,061  $       2,771
          Professional services                    792            834
          Travel                                   538            546
          Occupancy                                406            475
          Sales and marketing expenses             279            161
          Depreciation and all other               202            176
                                         -------------  -------------
            Total selling, general and
              administrative expense     $       5,278  $       4,963
                                         =============  =============

     Compensation and benefit expense for the year ended December 31, 2006 includes $304,000 of non-cash charges for the fair value of stock options granted in accordance with SFAS No. 123R, which we adopted in January 2006. Also included are $357,475 of severance charges related to the departure of CDT's former president and chief operating officer who had been released from employment in January 2006. In addition, compensation and benefit expense for the year ended December 31, 2006 reflects the full year effect of our executive vice president, chief operations officer, North America and chief technology officer who was hired in August 2005.

     Professional fees include public relations, investor relations and financial advisory fees. Occupancy costs include office rents, insurance and related costs. We increased our investment in sales and marketing in 2006 with the objective of laying the groundwork for sales growth and licensing of our core technologies in 2007.

     Research and development expenses were $510,000 for the year ended December 31, 2006 compared to $439,000 in 2005, an increase of $71,000, or 16.2%. The increase in research and development was primarily due to additional testing costs incurred in the U.K.

     Patent amortization and other patent costs increased to $235,000 in 2006 from $170,000 in 2005. Included are $17,000 and $32,000 in 2006 and 2005,
respectively, related to abandonment of some patents. Patent amortization expense for the years ended December 31, 2006 and 2005 was $44,000 and $53,000, respectively.

     Interest income was $58,000 for the year ended December 31, 2006 compared to $26,000 in 2005, an increase of $32,000 due to the higher average balance of invested funds in 2006 because of private placement funding received at the end of 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     Revenue and cost of revenue were $812,000 and $471,000, respectively, in 2005 versus $722,000 and $455,000, respectively, in 2004. Revenue was comprised of the following:

          (in thousands)
                                       YEARS ENDED DECEMBER 31,
                                     ----------------------------
                                         2005           2004
                                     -------------  -------------
          Additive                   $         411  $         299
          Hardware                             349            360
          License and royalty                   47             54
          Consulting and other                   5              9
                                     -------------  -------------
            Total revenue            $         812  $         722
                                     =============  =============

     Additive revenue increased as a result of successful demonstration programs and sales of the verified Purifier System which requires the use of Platinum Plus fuel-borne catalyst. Both further penetration of the European market and increased sales to key beverage delivery and waste hauling customers relating to a grant from the State of Pennsylvania, increased Clean Diesel's additive revenue. Hardware and license and royalty revenues remained relatively constant.

     Selling, general and administrative expenses increased to $4,963,000 in 2005 from $3,962,000 in 2004 as summarized in the following table:

          (in thousands)
                                           YEARS ENDED DECEMBER 31,
                                         ----------------------------
                                             2005           2004
                                         -------------  -------------
          Compensation and benefits      $       2,771  $       2,128
          Professional services                    834            744
          Travel                                   546            407
          Occupancy                                475            423
          Sales and marketing expenses             161            115
          Depreciation and all other               176            145
                                         -------------  -------------
            Total selling, general and
              administrative expense     $       4,963  $       3,962
                                         =============  =============

     Compensation and benefit expense increased as a result of increases in management salaries and related expenses. CDT hired a chief technology officer in August 2005. An additional director was added to the board of directors in 2005. Occupancy increased in 2005 as a result of additional rent and related expenses in the U.S. and Europe. Professional fees including financial advisory fees increased in 2005 along with marketing activities in Europe and Asia.

     Research and development expenses decreased to $439,000 in 2005 from $506,000 in 2004. The decrease in research and development related to the transition to commercial selling efforts in 2004, partially offset by additional costs incurred for testing required by the Environmental Protection Agency and additional hardware systems testing.

     Patent amortization and other costs increased to $170,000 in 2005 versus $90,000 in 2004. The 2005 increase is related to writing off of some patents in 2005, offset by additional patent applications including the acquisition of additional patents from the Mitsui Company of Japan relating to catalyzed wire mesh filter technology and the higher amortization related to prior years' capitalized costs.

     Interest income decreased to $26,000 in 2005 from $47,000 in 2004 due to the lower amount of invested funds prior to the private placement funding received at the end of 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents amounted to $5,314,000 at December 31, 2006 and our working capital was $7,217,000. We have been able to continue our operations by raising additional capital. We have been primarily dependent upon funding from new and existing stockholders during the last three years (see Note 6 of Notes to Consolidated Financial Statements).

     In December 2006, we entered into definitive agreements with investors for the purchase by these investors of 7.0 million shares of our common stock and warrants for the right to acquire an additional 7.0 million shares of our common stock, for the total gross sales price of $9.5 million (proceeds, net of $410,000 in expenses, amount to approximately $9.0 million) of which $2.4 million, net of expenses, is classified in current assets as subscriptions receivable and $1.9 million, net of expenses, representing unpaid subscriptions receivable that remain unpaid as of March 23, 2007 are included as a reduction of stockholders' equity at December 31, 2006. Each investment unit was sold for $1.35 and was comprised of one share of our common stock, one Class A Warrant and one Class B Warrant, each warrant entitling the holder to acquire one additional share of common stock for every two shares purchased in the offering. In the aggregate, the warrants comprise 3.5 million Class A Warrants and 3.5 million Class B Warrants. The Class A Warrants are exercisable at a per share price of $2.00 and expire on July 2, 2007. The Class B Warrants are exercisable at a per share price of $2.50 and expire on December 29, 2007. We will use the proceeds from this private placement for general working capital purposes, including the protection of our intellectual property. Of the total shares sold, 6,690,689 were sold to off-shore investors, primarily in the U.K., and the Company claims the exemption from registration provided by Regulation S under the 1933 Securities Act. Of the total shares sold, 309,312 were sold to investors in the U.S., and the Company claims the exemption from registration provided by Regulation D under the Act.

     In connection with this private placement, we undertook to apply for the listing of our outstanding shares on the American Stock Exchange or another recognized U.S. stock exchange at such time as we should satisfy the applicable listing requirements. We also undertook to file a registration statement under the Securities Act of 1933 covering the shares of common stock and the shares of common stock underlying the warrants following completion of the audit of our financial statements for the year 2006. The costs to apply for listing on a national stock exchange and to prepare a registration statement for filing with the SEC could be significant.

     Our management believes that our available funds at December 31, 2006 and the funds to be collected from subscriptions receivable will be sufficient to sustain our operations at current levels into 2008. These funds consist of available cash and the funding derived from our revenue sources. We expect an infusion of cash of $4.3 million, net of expenses, upon settlement of stock subscriptions receivable that were committed in conjunction with our December 2006 private placement. Of that $4.3 million, we had received $2.4 million, net, as of March 23, 2007. There is also the possibility that some or all of the 7.0 million warrants issued in connection with the December 2006 private placement may be exercised which could generate additional cash.

     In the event that our business does not generate sufficient cash and external financing is not available or timely, we would be required to substantially reduce our level of operations and capital expenditures in order to conserve cash and possibly seek joint ventures or other transactions, including the sale of assets. These reductions could have an adverse effect on our relationships with our customers and suppliers. Our long-term continuation is dependent upon the achievement of profitable operations and the ability to generate sufficient cash from operations, equity financings and other funding sources to meet our obligations.

     We have incurred losses since inception aggregating $44,977,000 which amount includes $4,752,000 of non-cash preferred stock dividends. We expect to incur losses through the foreseeable future until our products and technological solutions achieve greater awareness. Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, catalyzed wire mesh filters and from ARIS license fees and royalties, revenue to date has been insufficient to cover our operating expenses, and we continue to be dependent upon sources other than operations to finance our working capital requirements.

     At December 31, 2006 and 2005, we had cash and cash equivalents of $5,314,000 and $4,513,000, respectively, an increase of $801,000. This increase was due to the timing of private placements of our common stock in 2006 and 2005. In 2006, we had an infusion of $4.9 million in cash at the end of December 2006 and did not pay the related placement fee expenses until January 2007 (we paid placement fees aggregating approximately $230,000 in January 2007). Our 2005 private placement resulted in an infusion of $5.5 million, net of $232,000 in expenses paid in 2005. Our working capital increased to $7,217,000 at December 31, 2006 from $5,009,000 at December 31, 2005, an increase of $2,208,000 primarily attributable to the increased cash balance and higher subscriptions receivable, net of expenses, classified as current assets of $2,412,000 at December 31, 2006 compared to $488,000 at December 31, 2005. The subscriptions receivable, net, of $2,412,000 were paid before March 23, 2007 and we expect $1,901,000, net of expenses, will be paid to us after March 23, 2007.

     For the year ended December 31, 2006, we used $4,317,000 of cash for operating activities primarily to fund the 2006 net loss of $5,384,000, adjusted for non-cash items. The 2006 non-cash items included $138,000 of depreciation and amortization expense and $304,000 stock option compensation expense accounted for in accordance with SFAS No. 123R, which we adopted in January 1, 2006. Our accounts payable and accrued expenses contributed $678,000 to our operating cash flow, reflecting increases attributable to delaying cash disbursements until after receipt of funds from the 2006 private placement. Our December 31, 2006 accrued expenses include $410,000, the total cash portion of the placement fee due to the placement agent for the 2006 private placement, compared to $13,000 placement fee included in accrued expenses at December 31, 2005.

     Cash used for investing activities was $114,000 for the year ended December 31, 2006 and was attributable to capital expenditures for fixed assets and patent costs. We expect to continue to invest in our patents.

     Cash provided by financing activities was $5,228,000 for the year ended December 31, 2006 and is attributable to the 2006 private placement, net of the related placement fee that is included in accrued expenses, and receipt of funds to settle subscriptions receivable from the 2005 private placement.

     No dividends have been paid on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

     We have no indebtedness, nor any standby credit arrangements.

CAPITAL EXPENDITURES

     As of December 31, 2006, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

CONTRACTUAL OBLIGATIONS

     The following is a summary of our contractual obligations as of December 31, 2006:

     (in thousands)
                                    LESS THAN     1 TO 3      4 TO 5      OVER 5
                          TOTAL       1 YEAR      YEARS       YEARS       YEARS
                        ----------  ----------  ----------  ----------  ----------
     Operating Leases   $      351  $      174  $      177  $        -  $        -
     Other                     355          71         142         142           -
                        ----------  ----------  ----------  ----------  ----------
       Total            $      706  $      245  $      319  $      142  $        -
                        ==========  ==========  ==========  ==========  ==========


     The operating leases include our facilities in the U.S. and U.K. and consist of leases with the following original terms: a five-year lease for our executive offices, a four-year lease for warehouse space and a 27-month lease for administrative offices. Other represents our approximate costs for legal services and certain administrative costs under a management services agreement with Fuel Tech, which we expect to continue.

OFF-BALANCE SHEET ARRANGEMENTS

     As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in any material unconsolidated transactions.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

     See Item 1A. "Risk Factors."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum and the U.K. exchange rate, we are not subject to any significant market risk exposure. We monitor the price of platinum and exchange rates and adjust our procurement strategies as needed. See Item 1A. "Risk Factors-Platinum Price."

     Our transactions are primarily denominated in U.S. dollars. We typically make certain payments in various foreign currencies for salary expense, patent annuities and maintenance, product tests and registration, local marketing and promotion and consultants.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Clean Diesel Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Clean Diesel Technologies, Inc. and subsidiary (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clean Diesel Technologies, Inc. and subsidiary as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment."

/s/ Eisner LLP

New York, New York
March 23, 2007

CLEAN DIESEL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)


                                                                              DECEMBER 31,
                                                                         --------------------
                                                                           2006       2005
                                                                         ---------  ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $  5,314   $  4,513
Accounts receivable, net of allowance of $34 and $11, respectively            100        125
Inventories, net                                                              365        285
Other current assets                                                           96         94
Subscriptions receivable, net                                               2,412        488
                                                                         ---------  ---------
  TOTAL CURRENT ASSETS                                                      8,287      5,505
Patents, net                                                                  603        567
Fixed assets, net of accumulated depreciation of $350 and
  $259, respectively                                                           91        175
Other assets                                                                   37         27
                                                                         ---------  ---------
  TOTAL ASSETS                                                           $  9,018   $  6,274
                                                                         =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                         $    330   $    170
Accrued expenses                                                              740        317
Deferred revenue                                                                -          9
                                                                         ---------  ---------
  TOTAL CURRENT LIABILITIES                                                 1,070        496

Commitments (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.05 per share,
  authorized 100,000; no shares issued and outstanding                          -          -
Common stock, par value $0.05 per share:
  authorized 45,000,000 and 30,000,000 shares, respectively;
    issued and outstanding 29,822,468 and 25,369,358
    shares, respectively                                                    1,491      1,268
  subscribed and to be issued 3,339,994 and 705,113 shares,
    respectively                                                              167         35
Additional paid-in capital,  net of subscriptions receivable of $1,901
  at December 31, 2006                                                     51,263     44,068
Accumulated other comprehensive income                                          4          -
Accumulated deficit                                                       (44,977)   (39,593)
                                                                         ---------  ---------
  TOTAL STOCKHOLDERS' EQUITY                                                7,948      5,778
                                                                         ---------  ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  9,018   $  6,274
                                                                         =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)


                                                      FOR THE YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------
Revenue:                                            2006            2005            2004
                                               --------------  --------------  --------------
  Additive revenue                             $         591   $         411   $         299
  Hardware revenue                                       269             349             360
  License and royalty revenue                             74              47              54
  Consulting and other                                   189               5               9
                                               --------------  --------------  --------------
    Total revenue                                      1,123             812             722
                                               --------------  --------------  --------------

Costs and expenses:
  Cost of revenue                                        658             471             455
  Selling, general and administrative                  5,278           4,963           3,962
  Research and development                               510             439             506
  Patent amortization and other expense                  235             170              90
                                               --------------  --------------  --------------
    Operating costs and expenses                       6,681           6,043           5,013
                                               --------------  --------------  --------------

  Loss from operations                                (5,558)         (5,231)         (4,291)

Other income (expense):
  Foreign currency exchange gain (loss)                  104            (221)            101
  Interest income                                         58              26              47
  Other                                                   12               -               -
                                               --------------  --------------  --------------

  Net loss                                     $      (5,384)  $      (5,426)  $      (4,143)
                                               ==============  ==============  ==============

Basic and diluted loss per common share        $       (0.21)  $       (0.30)  $       (0.26)
                                               ==============  ==============  ==============

Basic and diluted weighted-average number of
  common shares outstanding                           26,059          18,389          16,071
                                               ==============  ==============  ==============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                     2006            2005            2004
                                                --------------  --------------  --------------
Net loss                                        $      (5,384)  $      (5,426)  $      (4,143)
Other comprehensive income:
  Foreign currency translation adjustment                   4               -               -
                                                --------------  --------------  --------------
Comprehensive loss                              $      (5,380)  $      (5,426)  $      (4,143)
                                                ==============  ==============  ==============

The accompanying notes are an integral part of the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)


                                                     COMMON STOCK                    ACCUMULATED
                                  COMMON STOCK       TO BE ISSUED     ADDITIONAL        OTHER                           TOTAL
                                 ---------------  -----------------    PAID-IN      COMPREHENSIVE    ACCUMULATED    STOCKHOLDERS'
                                 SHARES  AMOUNT   SHARES    AMOUNT     CAPITAL      INCOME (LOSS)      DEFICIT         EQUITY
                                 ------  -------  ------   -------   -----------   ---------------  ------------   ---------------
BALANCE AT DECEMBER 31, 2003     15,679  $   784       -   $     -   $    35,813   $             -  $    (30,024)  $        6,573

Net loss                              -        -       -         -             -                 -        (4,143)          (4,143)
Options exercised                    34        2       -         -            87                 -             -               89
Issuance of common stock          1,427       71       -         -         2,472                 -             -            2,543
Payment of directors' fees in
  common stock                       26        1       -         -            56                 -             -               57
Broker fee credit from 2003           -        -       -         -             3                 -             -                3
                                 ------  -------  ------   -------   -----------   ---------------  ------------   ---------------

BALANCE AT DECEMBER 31, 2004     17,166  $   858       -   $     -   $    38,431   $             -  $    (34,167)  $        5,122

Net loss                              -        -       -         -             -                 -        (5,426)          (5,426)
Options exercised                     2        -       -         -             2                 -             -                2
Issuance of common stock          8,174      409                           5,113                 -             -            5,522
Common stock subscribed and
  to be issued                        -        -     705        35           453                 -             -              488
Payment of directors' fees in
   common stock                      27        1       -         -            69                 -             -               70
                                 ------  -------  ------   -------   -----------   ---------------  ------------   ---------------

BALANCE AT DECEMBER 31, 2005     25,369  $ 1,268     705   $    35   $    44,068   $             -  $    (39,593)  $        5,778

Net loss                              -        -       -         -             -                 -        (5,384)          (5,384)
Options exercised                    15        1       -         -            13                 -             -               14
Compensation expense for
  stock options                       -        -       -         -           304                 -             -              304
Issuance of common stock          4,376      219    (705)      (35)        4,542                 -             -            4,726
Common stock subscribed and
  to be issued                        -        -   3,340       167         4,146                 -             -            4,313
Subscriptions receivable, net
  (unpaid as of March 23, 2007)       -        -       -         -        (1,901)                -             -           (1,901)
Foreign currency translation          -        -       -         -             -                 4             -                4
Payment of directors' fees in
  common stock                       62        3       -         -            91                 -             -               94
                                 ------  -------  ------   -------   -----------   ---------------  ------------   ---------------

BALANCE AT DECEMBER 31, 2006     29,822  $ 1,491   3,340   $   167   $    51,263   $             4  $    (44,977)  $        7,948
                                 ======  =======  ======   =======   ============  ===============  =============  ===============

The accompanying notes are an integral part of the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                              2006            2005            2004
                                                                         --------------  --------------  --------------
OPERATING ACTIVITIES
Net loss                                                                 $      (5,384)  $      (5,426)  $      (4,143)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization                                                    138             163             132
  Provision for inventory                                                           27              43               -
  Provision for doubtful accounts, net                                              23              12               -
  Compensation expense for stock options                                           304               -              88
  Loss on disposition/abandonment of fixed assets/patents                           23              33              19
Changes in operating assets and liabilities:
  Accounts receivable                                                                2               7             (40)
  Inventories                                                                     (107)             59             (76)
  Other current assets and other assets                                            (12)            (23)             (7)
  Deferred compensation and pension benefits                                         -               -            (306)
  Accounts payable and accrued expense                                             678             167              21
  Deferred revenue                                                                  (9)              9               -
                                                                         --------------  --------------  --------------
    Net cash used for operating activities                                      (4,317)         (4,956)         (4,312)
                                                                         --------------  --------------  --------------

INVESTING ACTIVITIES
Patent costs                                                                       (94)           (235)           (186)
Purchase of fixed assets                                                           (20)            (85)           (164)
                                                                         --------------  --------------  --------------
    Net cash used for investing activities                                        (114)           (320)           (350)
                                                                         --------------  --------------  --------------

FINANCING ACTIVITIES

Proceeds from issuance of common stock, net
                                                                                 5,214           5,522           2,408
Proceeds from exercise of stock options
                                                                                    14               2               1
Proceeds from broker fee credit                                                      -               -               3
                                                                         ----------------------------------------------
    Net cash provided by financing activities                                    5,228           5,524           2,412
                                                                         --------------  --------------  --------------
Effect of exchange rate changes on cash                                              4               -               -

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  CASH EQUIVALENTS                                                       $         801   $         248   $      (2,250)
Cash and cash equivalents at beginning of the year                               4,513           4,265           6,515
                                                                         --------------  --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF THE YEAR                             $       5,314   $       4,513   $       4,265
                                                                         ==============  ==============  ==============

SUPPLEMENTAL NON-CASH ACTIVITIES:
  Common stock subscribed, net                                           $       4,313   $         488   $           -
  Payment of accrued directors' fees in common stock                                94              70              57
  Stock issued as payment for deferred compensation                                  -               -             135

The accompanying notes are an integral part of the consolidated financial statements.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS

     Clean Diesel Technologies, Inc. ("CDT" or the "Company") is a developer of technological solutions to reduce harmful emissions from internal combustion engines while improving fuel economy. The Company's products include Platinum Plus, a fuel-borne catalyst; the Purifier System, which combines its fuel-borne catalyst with a diesel oxidation catalyst; the fuel-borne catalyst/catalyzed wire mesh filter system; and the ARIS nitrogen oxides reduction system. CDT is establishing a network of licensed distributors to sell and market its patented Platinum Plus fuel-borne catalyst, verified Purifier System and verified fuel-borne catalyst/catalyzed wire mesh filter system. CDT also directly markets and sells the Platinum Plus fuel-borne catalyst, Purifier System and catalyzed wire mesh filter systems to key corporate fleets to generate demand for its technologies. CDT's strategy for the ARIS nitrogen oxides reduction system is to license the patented technology to engineering and automotive companies for an up-front license fee and an on-going royalty. The success of the Company's technologies will depend upon the commercialization opportunities of the technologies, governmental regulations and corresponding requirements of foreign and state agencies to drive demand.

     During 2006, 2005 and 2004, the Company incurred net losses of approximately $5.4 million, $5.4 million and $4.1 million, respectively, and at December 31, 2006, has an accumulated deficit of approximately $45.0 million. Net cash used for operating activities for the year ended December 31, 2006 was approximately $4.3 million. In 2006, the Company initiated a plan to reduce administrative costs, primarily through the reduction of compensation to certain employees and the reduction in the number of outside consultants. As of December 31, 2006, the Company's cash and cash equivalents were $5.3 million and working capital was $7.2 million. In December 2006, the Company completed a private placement of its common stock to raise funds for its operations that resulted in aggregate net proceeds of approximately $9.0 million of which $4.7 million, net, was received in the fourth quarter of 2006, $2.4 million, net, was received by March 23, 2007 and $1.9 million, net, is expected to be received after March 23, 2007. Based upon the Company's operating and cash plan for 2007 which takes into consideration the cash on hand at December 31, 2006 and the additional infusion of cash from subscriptions receivable, management believes that the Company will have sufficient working capital to fund its operations into the first quarter of 2008.

2.     SIGNIFICANT ACCOUNTING POLICIES

BASIS  OF  PRESENTATION:

     The consolidated financial statements include the accounts of CDT and Clean Diesel International, LLC ("CDTI"), its wholly-owned subsidiary, after elimination of all significant intercompany transactions and accounts.

USE OF ESTIMATES:

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the collectibility of accounts receivable, the use and realizability of inventories, useful lives for depreciation and amortization periods of intangible assets.
The markets for our products and services are characterized by rapid technological development and evolving standards, all of which could impact the future realizability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

RECLASSIFICATIONS:

     Some amounts in prior years' financial statements have been reclassified to conform to the current year's presentation.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH  AND  CASH  EQUIVALENTS:

     Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at date of acquisition.

REVENUE  RECOGNITION:

     The Company generates revenue from the sale of fuel-borne catalysts (classified as additives), including the Platinum Plus fuel-borne catalyst products and concentrate; hardware including the U.S. Environmental Protection Agency verified Purifier System, ARIS advanced reagent injection system injectors and dosing systems; license and royalty fees from the ARIS System and other technology; and consulting fees.

     Revenue is recognized when earned. For technology licensing fees paid by licensees that are fixed and determinable, accepted by the customer and nonrefundable, revenue is recognized upon execution of the license agreement unless it is subject to completion of any performance criteria specified within the agreement, in which case it is deferred until such performance criteria are met. Royalties are frequently required pursuant to license agreements or may be the subject of separately executed royalty agreements. Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements. Revenue from product sales is recognized when title has passed and our products are shipped to our customer, unless the purchase order or contract specifically requires us to provide installation for hardware purchases. For hardware projects in which we are responsible for installation (either directly or indirectly by third-party contractors), revenue is recognized when the hardware is installed and/or accepted, if the project requires inspection and/or acceptance. Other revenue primarily consists of engineering and development consulting services. Revenue from technical consulting services is generally recognized and billed as the services are performed. At December 31, 2006 and 2005, our deferred revenue was zero and $9,000, respectively.

INVENTORIES:

     Inventories are stated at the lower of cost or market with cost determined using the average cost method. We assess the realizability of inventories by periodically conducting a physical inventory and reviewing the movement of inventory to determine the value of items that are slow moving and obsolete. The potential for near-term product engineering changes and/or technological obsolescence and current realizability are considered in determining the adequacy of inventory reserves. At December 31, 2006 and 2005, our inventory reserves were $27,000 and zero, respectively.

FIXED  ASSETS:

     Our fixed assets, comprised of furniture and fixtures, purchased software and computer equipment, are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets ranging from three to five years using the straight-line method. Depreciation expense was $94,000, $112,000 and $90,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

PATENTS:

     Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Indirect and other patent-related costs are expensed as incurred.

     We evaluate the remaining useful life of our patents at each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the patent's remaining useful life has changed, the remaining carrying amount of the patent is amortized prospectively over that revised remaining useful life. We also evaluate our patents for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include current operating results, projected future

                         CLEAN DIESEL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating results and cash flows and any other material factors that may affect the continuity or the usefulness of the asset. If impairment exists or if we decide to abandon a patent, the patent is written down to its fair value based upon discounted cash flows. At December 31, 2006 and 2005, the Company's patents, net were $603,000 and $567,000, respectively.

COMPREHENSIVE LOSS:

     We report comprehensive loss in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The provisions of SFAS No. 130 require that the Company report the changes in stockholders' equity from all sources during the period other than those resulting from investments by and distributions to stockholders. Accordingly, the consolidated statements of comprehensive loss are presented, while the caption "accumulated other comprehensive income" is included on the consolidated balance sheets as a component of stockholders' equity. Due to availability of net operating losses and the resultant deferred tax benefit being fully reserved, there is no tax effect associated with any component of other comprehensive loss. Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in stockholders' equity that are excluded from net loss, including foreign currency translation adjustments.

FOREIGN CURRENCY TRANSLATION:

     Prior to 2006, the U.S. dollar was considered the functional currency for CDTI, the Company's U.K. branch. During 2006, the activities of CDTI increased, including transacting business in local currency. Accordingly, commencing in 2006, the functional currency changed to the pound and thereafter assets and liabilities of CDTI are translated at the exchange rates in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rates for the period. The resulting foreign currency translation adjustment of $4,000 is included in accumulated other comprehensive income as a component of stockholders' equity. The resulting effect of remeasurement of CDTI's accounts into its functional currency as a result of the change was not significant. Foreign currency transaction gains and losses are included in other income/(expenses) in the consolidated statements of operations and aggregated gains in 2006 and 2004 of $104,000 and $101,000, respectively, and a loss in 2005 of $221,000.

BASIC AND DILUTED LOSS PER COMMON SHARE:

     Basic and diluted loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period. Diluted loss per share is computed in a manner similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method. The Company's computation of diluted net loss per share for 2006, 2005 and 2004 does not include common share equivalents associated with 3,240,000, 3,246,000 and 2,668,000 options, respectively, and 7,787,000, 507,000 and 532,000 warrants, respectively, as the result would be anti-dilutive. Further, the per share effects of the common stock subscribed and to be issued have not been included as the effect would be anti-dilutive.

CONCENTRATIONS OF CREDIT RISK:

     Financial instruments, which potentially subject us to concentration of credit risk, consist of cash and cash equivalents and accounts receivables. We maintain cash and cash equivalents in accounts with various financial institutions in amounts which, at times, may be in excess of the FDIC insurance limit. We have not experienced any losses on such accounts and do not believe we are exposed to any significant risk with respect to cash and cash equivalents.

     We sell our products and services to distributors and end users in various industries worldwide. We regularly assess the realizability of accounts receivable and also take into consideration the value of past due accounts receivable and the collectibility of such receivables based upon credit worthiness and historic collections from past due accounts. We do not require collateral or other security to support customer receivables.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT CUSTOMERS:

     In each of the years ended December 31, 2006, 2005 and 2004, revenue derived from certain customers comprised 10% or more of our consolidated revenue ("significant customers") as set forth in the table below:

     As a percentage of consolidated revenue:

                                                   YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 2006       2005       2004
                                               ---------  ---------  ---------
     Customer A                                      29%        11%        35%
     Customer B                                      13%        12%         *
     Customer C                                       *          *         16%
     Customer D                                       *         24%         *
     Customer E                                       *         10%         *

     *  Less than 10% for this customer in the applicable year.

     In addition, at December 31, 2006 and 2005, the Company had two customers that represent 46% and 29%, respectively, of its gross accounts receivable balance (Customers A and E at December 31, 2006 and Customer A and another customer at December 31, 2005).

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. At December 31, 2006 and 2005, the fair value of these instruments approximated their carrying value (carried at cost).

STOCK-BASED  COMPENSATION:

     Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), "Share Based Payment," which requires public companies to measure the cost of employee, officer and director services received in exchange for stock-based awards at the fair value of the award on the date of grant. SFAS No. 123R supersedes the Company's previous accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," which permitted the Company to account for such compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with APB No. 25 and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

     The Company applied the modified prospective transition method upon adoption of SFAS No. 123R. Under the modified prospective transition method, compensation cost is required to be recorded as earned for all unvested stock options outstanding at the beginning of the first year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequently based on fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123R but, in accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

     For the year ended December 31, 2006, share-based compensation for options attributable to employees and officers was $304,000, or $0.01 per share, and has been included in the Company's 2006 statement of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of December 31, 2006, the Company had $158,000 of unrecognized compensation cost related to granted stock options that remained to be recognized over vesting periods. These costs are expected to be recognized over a weighted average period of one year.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In March 2005, the Company's board of directors accelerated the vesting of all employee outstanding, unvested 2003 option grants and up to 25,000 options per employee of unvested 2004 option grants for a total of 363,000 options with fair value of $498,000. This action was taken by the Company's board of directors to avoid compensation charges under SFAS No. 123R. Since the market price of the Company's common stock at the time of the acceleration of vesting was below the option exercise price, no additional expense was recognized on the Company's statement of operations.

     If compensation expense had been determined based on the fair value at the date of grant for awards under the stock option plan, consistent with the method described in SFAS No. 123, as amended, the Company's net loss and basic and diluted loss per common share, on a pro forma basis, would have been as follows:

     (in thousands, except per share amounts)

                                                                     YEARS ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                       2005           2004
                                                                   -------------  -------------
     Net loss attributable to common stock holders as reported     $     (5,426)  $     (4,143)
     Add: Stock-based compensation expense included in reported
       net loss, net of related tax effects                                   -             88
     Deduct: Total stock-based employee compensation expense
       determined under fair value-based method for all awards,
       net of related tax effects                                          (875)          (826)
                                                                   -------------  -------------
     Pro forma net loss attributable to common stockholders        $     (6,301)  $     (4,881)
                                                                   =============  =============

     Net loss per share attributable to common stockholders:
       Basic and diluted net loss per common share - as reported   $      (0.30)  $      (0.26)
                                                                   =============  =============
       Basic and diluted per common share - pro forma              $      (0.34)  $      (0.30)
                                                                   =============  =============

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES:

     Selling, general and administrative expenses are comprised of the following:

     (in thousands)
                                        YEARS ENDED DECEMBER 31,
                                    -------------------------------
                                      2006       2005       2004
                                    ---------  ---------  ---------
     Compensation and benefits      $   3,061  $   2,771  $   2,128
     Professional services                792        834        744
     Travel                               538        546        407
     Occupancy                            406        475        423
     Sales and marketing expenses         279        161        115
     Depreciation and all other           202        176        145
                                    ---------  ---------  ---------
       Total selling, general and
         administrative expense     $   5,278  $   4,963  $   3,962
                                    =========  =========  =========

RESEARCH AND DEVELOPMENT COSTS:

     Costs relating to the research, development and testing of our technologies and products are charged to operations as they are incurred. These costs include test programs, salary and benefits, consulting fees, materials and certain testing equipment.

INCOME TAXES:

     Deferred income taxes are provided for the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN
48)." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact FIN 48 will have on its results of operations and financial position but does not expect its adoption will have a material impact on the Company's consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company's fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS No. 159 on the Company's consolidated financial statements.

3.    INVENTORIES

     Inventories are comprised of the following:

      (in  thousands)

                                                      DECEMBER 31,
                                                 ---------------------
                                                    2006       2005
                                                 ----------  ---------
     Finished Platinum Plus fuel-borne catalyst  $     144   $      59
     Platinum concentrate/metal                        103         119
     Hardware                                          119          55
     Other                                              26          52
                                                 ----------  ---------
                                                 $     392   $     285
     Less: inventory reserves                          (27)          -
                                                 ----------  ---------
       Inventories, net                          $     365   $     285
                                                 ==========  =========

                         CLEAN DIESEL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     PATENTS

     Patents held by the Company consist of capitalized patent costs net of accumulated amortization and are as follows:

     (in  thousands)

                                          DECEMBER 31,
                                     ----------------------
                                        2006        2005
                                     ----------  ----------
     Patents                         $     742   $     665
     Less: accumulated amortization       (139)        (98)
                                     ----------  ----------
       Patents, net                  $     603   $     567
                                     ==========  ==========

     Patent amortization expense for the years ended December 31, 2006, 2005 and 2004 was $44,000, $53,000 and $42,000, respectively. Patent amortization expense for each of the five succeeding years based upon patents as of December 31, 2006 is estimated to be approximately $45,000 annually.

5.     ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

     (in  thousands)

                                       DECEMBER 31,
                                   --------------------
                                     2006       2005
                                   ---------  ---------
     Accrued placement agent fees  $     410  $      13
     Accrued directors' fees             144         94
     Accrued compensation                122          -
     Professional fees and other          64        210
                                   ---------  ---------
       Accrued expenses            $     740  $     317
                                   =========  =========

6.     STOCKHOLDERS' EQUITY

Authorized Capital Stock

     The Company has 45.1 million shares authorized, 45 million shares of which are $0.05 par value common stock and 100,000 of which are $0.05 par value preferred stock. At the Company's annual meeting of shareholders held on June 15, 2006, the stockholders approved an amendment to increase the number of shares of common stock the Company is authorized to issue from 30 million to 45 million. Such amendment became effective on June 21, 2006 when the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware.

Issuance of Common Shares

     On December 29, 2006, the Company secured commitments for the purchase of 7,000,000 shares of its common stock, par value $0.05, and warrants for the purchase of an additional 7,000,000 shares of common stock for aggregate gross cash proceeds of $9.5 million (net proceeds of approximately $9.0 million). Of such total, $5.0 million ($4.7 million, net) had been received by December 31, 2006 and comprised 3,660,006 shares of our common stock. Of the remaining balance of $4.5 million ($4.3 million, net), $2.5 million was paid by subscribers by March 23, 2007. This amount, net of the related placement fee of approximately $0.1 million, was classified in current assets as subscriptions receivable on the December 31, 2006 balance sheet and represented 1,867,772 shares of our common stock. Net subscriptions receivable of $1.9 million (net of the related placement fees of approximately $0.1 million) that had not paid as of March 23, 2007 have been classified as a reduction of stockholders equity as of December 31, 2006 and represented 1,472,221 shares of our common stock. The securities were sold in investment units consisting of one share of common stock, one Class A Warrant and one Class B Warrant, each warrant entitling the holder to purchase one additional share of common stock for every two shares of common stock acquired in the

                         CLEAN DIESEL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

offering at a purchase price of $1.35 per unit (see Note 7). The material terms of the agreements between the Company and the investors are as follows:

     (i) The Company sold and the investors bought units of one share of common stock and warrants (effectively, one-half of each of Class A and B Warrants) to buy one share of common stock for the consideration of $1.35 per unit;

     (ii) The investors represented that they were acquiring the shares, the warrants and the shares of common stock underlying the warrants for their own accounts as an investment, and undertook with respect to these securities to comply with the transfer restrictions of Regulation S or Regulation D under the Securities Act of 1933, as the case may be;

     (iii) The Company undertook to apply for the listing of its outstanding shares on the American Stock Exchange or another recognized U.S. stock exchange at such time as the Company should satisfy the applicable listing requirements; and

     (iv) The Company undertook to file a registration statement under the Securities Act of 1933 covering the shares and the shares of common stock underlying the warrants following completion of the audit of its financial statements for the year 2006. The agreements do not contain a penalty provision for the Company's failure to file this registration statement.

     In connection with this offering, the Company incurred expenses including commissions to the placement agent of approximately $410,000. In addition, the Company will issue warrants to purchase 837,994 shares of the Company's common stock, at an exercise price of $1.6875 per share expiring on December 29, 2011, to the placement agent as additional compensation for its services, subject to the availability of authorized shares of common stock not otherwise committed.

     During 2005, Clean Diesel received proceeds of $5.5 million (net of $232,000 in expenses) through a private placement of 8.174 million shares of its common stock. The price of the common stock was 40 pence (GBP) per share (approximately $0.704 per share). In addition, Clean Diesel received subscriptions for an additional $487,500 (net of $12,500 in expenses) related to the above transaction for 0.7 million shares of its common stock of which all $487,500 was received by March 3, 2006.

     In 2004, Clean Diesel received cash proceeds of $2.4 million (net of expenses) through two private placements totaling approximately 1.4 million shares of its common stock.

     In June 2006, June 2005 and July 2004, the Company issued 62,194, 27,179 and 26,031 shares of its common stock, respectively, to non-executive members of its board of directors in lieu of approximately $94,000, $70,000 and $56,500 of directors' fees earned for services provided during the years ended December 31, 2005, 2004 and 2003. The share price used represented the average of CDT's quarter-end high and low trading prices. These directors' fees had been accrued and charged to expense ratably during the respective years.

7.     STOCK OPTIONS AND WARRANTS

Stock Options

     The Company maintains a stock award plan approved by its stockholders, the 1994 Incentive Plan (the "Plan"). Under the Plan, awards may be granted to participants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based awards or cash, or combinations of these as determined by the board of directors. Awards are granted at fair market value on the date of grant and typically expire 10 years after date of grant. Participants in the Plan may include the Company's directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as the board of directors may determine. The maximum number of awards allowed under the Plan is 17.5% of the Company's outstanding common stock less the then outstanding awards, subject to sufficient authorized shares. In general, the policy of the board of directors is to grant stock options that vest in equal amounts on the date

                         CLEAN DIESEL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of grant and the first and second anniversaries of the date of grant, except that awards to non-executive members of the board of directors typically vest immediately.

     The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected term, expected volatility of the Company's stock, the risk free interest rate, option forfeiture rates, and dividends, if any.
The expected term of the options is based upon the historical term until exercise or expiration of all granted options. The expected volatility is derived from the historical volatility of the Company's stock on the U.S. Over the Counter market and the U.K. AIM of the London Stock Exchange for a period that matches the expected term of the option. The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share based awards that will ultimately vest. The estimate is based on the Company's historical rates of forfeitures. Share based compensation expense recognized by the Company in 2006 includes (i) compensation expense for share based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the share based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. This is based on awards ultimately expected to vest. In the Company's pro forma information required under SFAS No. 123 for the periods prior to 2006 (see Note
2), the Company accounted for forfeitures as they occurred. SFAS No. 123R also requires estimated forfeitures to be revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the future.

     The weighted-average fair values at the date of grant for options granted during the years ended December 31, 2006, 2005 and 2004 were $1.493, $0.860 and $1.390, respectively, and were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                   YEARS ENDED DECEMBER 31,
                               -------------------------------
                                 2006       2005       2004
                               ---------  ---------  ---------
     Expected term in years        8.64        4.0        4.0
     Risk-free interest rate       4.56%       4.2%       4.2%
     Expected volatility          104.7%     106.9%      99.4%
     Dividend yield                   0%         0%         0%

                         CLEAN DIESEL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the Company's stock option activity and related information for the years ended December 31:

                                            2006                  2005                  2004
                                   ---------------------  ---------------------  ---------------------
                                               WEIGHTED               WEIGHTED               WEIGHTED
                                                AVERAGE                AVERAGE                AVERAGE
                                               EXERCISE               EXERCISE               EXERCISE
                                     SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                   ----------  ---------  ----------  ---------  ----------  ---------
Outstanding at beginning of year   3,245,937   $   2.061  2,668,387   $   2.394  2,247,950   $   2.450
Options granted                      105,000   $   1.663    674,000   $   1.145    469,000   $   1.980
Options exercised                    (15,000)  $   0.900     (2,000)  $   0.900    (48,563)  $   1.216
Options expired                      (48,333)  $   4.616    (40,000)  $   2.346          -   $       -
Options forfeited                    (47,167)  $   1.999    (54,450)  $   6.820          -   $       -
                                   ----------             ----------             ----------
Outstanding at end of year         3,240,437   $   2.016  3,245,937   $   2.061  2,668,387   $   2.394
                                   ==========             ==========             ==========

Options exercisable at year-end    2,989,659   $   2.082     2,8337   $   2.186  2,197,050   $   2.470
                                   ==========             ==========             ==========
Options available for grant at
  year-end                           724,268                      -                      -
Weighted-average fair value of
  options granted during the year              $   1.493              $   0.860              $   1.390
                                               =========              =========              =========
Aggregate intrinsic value -
  options exercised                            $   3,000              $     200              $  75,605
                                               =========              =========              =========
Aggregate intrinsic value -
  options outstanding                          $ 566,729
                                               =========
Aggregate intrinsic value -
  options exercisable                          $ 556,605
                                               =========

          The following table summarizes information about stock options outstanding at December 31, 2006:

                            OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  ---------------------------------------  -------------------------
                                 WEIGHTED
                                 AVERAGE
                                 REMAINING      WEIGHTED                   WEIGHTED
                                CONTRACTUAL     AVERAGE                    AVERAGE
    RANGE OF         NUMBER        LIFE        EXERCISE      NUMBER       EXERCISE
 EXERCISE PRICES  OUTSTANDING   (IN YEARS)      PRICE      EXERCISABLE     PRICE
----------------  -----------  ------------  ------------  -----------  ------------
$  0.720 - 1.020      687,218          6.73  $      0.975      559,773  $      0.965
$  1.391 - 1.675      619,552          4.82  $      1.590      496,219  $      1.620
$  1.840 - 2.375      923,500          6.05  $      1.967      923,500  $      1.967
$  2.500 - 4.625    1,010,167          4.60  $      3.032    1,010,167  $      3.032
                  -----------                              -----------

$  0.720 - 4.625    3,240,437          6.05  $      2.016    2,989,659  $      2.082
                  ===========                              ===========

Warrants

     As outlined in Note 6, the December 2006 private placement was comprised of investment units that consisted of one share of common stock, one Class A Warrant and one Class B Warrant. These warrants are immediately exercisable. The Class A Warrants entitle the holder until July 2, 2007 to purchase, at a price of $2.00 per share, one share of common stock for every two shares of common stock acquired in the offering. The Class B Warrants entitle the holder until December 29, 2007 to purchase, at a price of $2.50 per share, one share of common stock for every two shares of common stock acquired in the offering. Based upon 7,000,000 investment units sold and subscribed, an aggregate of 3.5 million of each of Class A and Class B Warrants are issuable. In addition, the Company will issue five-year warrants to purchase 837,994 shares of the Company's common stock, at an exercise price of $1.6875 per share, to the placement agent as additional compensation for its services, subject to the availability of authorized capital not otherwise committed (the initial number of warrants agreed to be issued is

                         CLEAN DIESEL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

332,000). The Company's warrant activity for the year December 31, 2006 includes warrants to be issued comprised of 3.5 million Class A Warrants, 3.5 million Class B Warrants and 332,000 of the warrants due to the placement agent.

     Warrant activity for the years ended December 31 is summarized as follows:

                                           2006                  2005                2004
                                  ----------------------  -------------------  -------------------
                                               WEIGHTED             WEIGHTED             WEIGHTED
                                                AVERAGE              AVERAGE              AVERAGE
                                               EXERCISE             EXERCISE             EXERCISE
                                    SHARES       PRICE     SHARES     PRICE     SHARES     PRICE
                                  -----------  ---------  --------  ---------  --------  ---------
Outstanding at beginning of year     506,733   $   1.767  531,733   $   1.825  556,733   $   2.192
Warrants to be issued              7,332,000   $   2.225        -   $       -        -   $       -
Warrants exercised                         -   $       -        -   $       -        -   $       -
Warrants expired or forfeited        (51,613)  $   2.000  (25,000)  $   3.000  (25,000)  $  10.000
                                  -----------             --------             --------
Outstanding and to be issued
  at end of year                   7,787,120   $   2.196  506,733   $   1.767  531,733   $   1.825
                                  ===========             ========             ========
Warrants exercisable at year-end   7,787,120   $   2.196  506,733   $   1.767  531,733   $   1.825
                                  ===========             ========             ========

Aggregate intrinsic value         $  102,325
                                  ===========

     The following table summarizes information about warrants outstanding as of December 31, 2006:

                             WARRANTS OUTSTANDING AND EXERCISABLE
                       ---------------------------------------------------
                                            WEIGHTED
                                            AVERAGE
                           NUMBER           REMAINING          WEIGHTED
                         OUTSTANDING       CONTRACTUAL         AVERAGE
         RANGE OF            AND              LIFE             EXERCISE
     EXERCISE PRICES     EXERCISABLE       (IN YEARS)           PRICE
     ----------------  ---------------  ----------------  ----------------
     $1.50 - $1.6875           647,295              3.02  $          1.642
      $2.00 - $2.25          3,639,825              0.63  $          2.003
          $2.50              3,500,000              0.99  $          2.500
                       ---------------

      $1.50 - $2.50          7,787,120              1.18  $          2.196
                       ===============

8.     COMMITMENTS

     The Company is obligated under a five-year sublease agreement through March 2009 for its principal office (3,925 square feet) at an annual cost of approximately $125,000, including rent, utilities and parking. The Company is obligated under a four-year lease through July 2008 for 2,750 square feet of warehouse space at an annual cost of approximately $21,000, including utilities. In addition, the Company is obligated under a two and one-half-year lease through September 2007 for 400 square feet of administrative space in the U.K. at an annual cost of approximately $33,000, including utilities and communication services. For the years ended December 31, 2006, 2005 and 2004, rental expense approximated $181,000, $162,000 and $128,000, respectively.

     Effective October 28, 1994, Fuel-Tech N.V., the company that spun CDT off in a rights offering in December 1995, granted two licenses to the Company for all patents and rights associated with its platinum fuel-based catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment commencing in 1998, the Company is obligated to pay Fuel Tech a royalty of 2.5% of its annual gross revenue attributable to sales of the platinum fuel catalysts. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to Fuel Tech by payment of $2.2 million in 2007 or $1.1 million in 2008. CDT, as assignee and owner, maintains the technology at its expense. Royalty expense incurred under this obligation in 2006, 2005 and 2004 amounted to $14,500, $10,300 and $7,450, respectively. Royalties payable to Fuel Tech at December 31, 2006 and 2005 were $14,500 and $10,300, respectively.

                         CLEAN DIESEL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     RELATED PARTY TRANSACTIONS

     The Company has a Management and Services Agreement with Fuel Tech that requires the Company to reimburse Fuel Tech for management, services and administrative expenses incurred on its behalf at a rate equal to an additional 3 to 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, and for the last three years, the Company has reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT. The Company's financial statements include charges from Fuel Tech of certain management and administrative costs of approximately $70,000, $71,000 and $69,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company believes the charges under this Management and Services Agreement are reasonable and fair. The Management and Services Agreement is for an indefinite term but may be cancelled by either party by notifying the other in writing of the cancellation on or before May 15 in any year.

     The Company had a deferred salary agreement with its former chief executive officer under which the former executive deferred $62,500 of his annual salary until the Company reached $5 million in revenue. This agreement was terminated in March 2001 and the former executive's salary was returned to full pay. In October 2004, in conjunction with the Company's private placement, the former executive exchanged all of his outstanding $135,400 of deferred salary for 73,587 shares of the Company's common stock. Further, on behalf of this former executive, the Company made annual pension payments or accruals pursuant to a deferred compensation plan. The former executive agreed to defer payment from the deferred compensation plan until the Company reached $5 million in revenue or he retired. In June 2003, the former executive elected to discontinue this deferred compensation plan. In September 2004, the former chief executive officer retired. In October 2004 the Company paid the accumulated $305,600 deferred compensation to the former executive.

     As outlined in Note 6, we issued 62,194, 27,179 and 26,031 shares of our common stock in 2006, 2005 and 2004, respectively, to non-executive members of our board of directors in lieu of approximately $94,000, $70,000 and $56,500 of directors' fees earned in the years ended December 31, 2005, 2004 and 2003, respectively, based upon the average of CDT's quarter-end high and low trading prices. Such directors' fees had been accrued and charged to expense during the respective years.

     In conjunction with the December 2006 private placement outlined in Note 6, directors and management invested $106,321 for a total of 78,756 common shares and 78,756 warrants.

10.     LICENSE, MARKETING AND JOINT DEVELOPMENT AGREEMENTS

MITSUI CO., LTD.

     The Company completed an exclusive license agreement with Mitsui Co., Ltd. in August 2001 for CDT's ARIS nitrogen oxides control system for all stationary diesel power generators in Japan for the remaining life of the patents, through 2018. Under the agreement, CDT received a nonrefundable up-front license payment of $495,000, and receives on-going standard royalties on each system sold by Mitsui. The Company completed an additional exclusive license agreement with Mitsui in December 2002 for the mobile ARIS technology for Japan for the remaining life of the patents, through 2018. Under the terms of the agreement, Mitsui paid CDT a $250,000 license fee in 2002 and Mitsui committed to spend an additional $200,000 in developing, testing and demonstrating ARIS mobile prototypes.

     In May 2005, CDT and Mitsui mutually agreed to transfer both Mitsui's exclusive ARIS mobile and stationary licenses to DENOX Inc. of Japan. DENOX is a former joint venture of Mitsui. No additional license fees or payments were required and DENOX agreed to the same per unit royalties and terms of the original license agreements.

COMBUSTION COMPONENT ASSOCIATES, INC.

     The Company completed a nonexclusive license agreement with Combustion Component Associates in April 2003 for the mobile ARIS technology in the U.S. for the remaining life of the patents, through 2018. Under

                         CLEAN DIESEL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms of the agreement, Combustion Component Associates agreed to pay CDT a $150,000 nonrefundable license fee and committed to spend an additional $100,000 in developing, testing and demonstrating ARIS mobile prototypes. Pursuant to the license agreement, CDT receives royalty payments on a per unit basis with a minimum royalty requirement of $50,000 per annum after the first two years to keep the license in effect. CDT recognized the $150,000 license revenue upon payment of the required fee in the second quarter of 2003, as there were no significant on-going services required to be performed by CDT.

     Combustion Components Associates was granted a limited two-year nonexclusive ARIS stationary license for the U.S. market in September 2004. The license fee of $150,000, net of a requirement to spend $100,000 in developing, testing and demonstrating the technology, was due at the end of a two-year period. Similar to the other ARIS license agreements for stationary applications, a per unit royalty, based upon a percentage of sales price, is due for each ARIS system sold and a minimum royalty requirement after the first two years is required to keep the license in effect. CDT did not recognize any license fee revenue from this license in 2004, 2005 or 2006, because the license fee has not been paid. The Company and Combustion Component Associates have agreed upon payment terms for this past due license fee to be paid in full before December 31, 2007.

11.     INCOME TAXES

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

     At December 31, 2006, the Company had tax losses available for offset against future years' taxable income of approximately $37.5 million, expiring between 2009 and 2026. At December 31, 2006, the Company had research and development tax credit carryforwards of approximately $1.7 million, expiring between 2011 and 2026. The Company has provided a full valuation allowance to reduce the related deferred tax asset to zero because of the uncertainty relating to realizing such tax benefits in the future. The total valuation allowance increased by $2.2 million during the year ended December 31, 2006. Deferred tax assets and valuation allowance at December 31, 2006 and 2005 are as follows:

     (in thousands)
                                                 December 31,
                                              2006         2005
                                           -----------  ---------
     Research and development              $    1,680   $  1,629
     Net operating loss carryforwards          14,991     12,981
     Options                                      122          -
                                           -----------  ---------
     Deferred tax assets                       16,793     14,610
     Less: valuation allowance                (16,793)   (14,610)
                                           -----------  ---------
       Deferred tax assets, net            $        -   $      -
                                           -----------  ---------

Utilization of CDT's U.S. federal tax loss carryforwards for the period prior to December 12, 1995 may be limited as a result of the ownership change in excess of 50% attributable to the 1995 Fuel Tech rights offering. Utilization of CDT's tax losses subsequent to December 12, 1995 may be limited due to cumulative ownership changes in any three-year period.

Reconciliations of the differences between income taxes computed at federal statutory rates (34%) and consolidated provisions (benefits) for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

                         CLEAN DIESEL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      YEARS ENDED DECEMBER 31,
                                                  -------------------------------
                                                    2006       2005       2004
                                                  ---------  ---------  ---------
     Income taxes (benefits) at statutory rates       (34%)      (34%)      (34%)
     Change in valuation allowance                      34%        34%        34%
                                                  ---------  ---------  ---------
     Income taxes (benefits)                             -%         -%         -%
                                                  =========  =========  =========

12.     GEOGRAPHIC INFORMATION

     CDT sells its products and licenses its technologies throughout the world. A geographic distribution of revenue consists of the following:

          (in thousands)
                                        YEARS ENDED DECEMBER 31,
                                     -------------------------------
                                       2006       2005       2004
                                     ---------  ---------  ---------
          U.S.                       $     684  $     675  $     468
          Europe                           117         48          2
          Asia                             322         89        252
                                     ---------  ---------  ---------
            Total revenue            $   1,123  $     812  $     722
                                     =========  =========  =========

     The Company has patent coverage in North America, Europe, Asia and South America. As of December 31, 2006 and 2005, approximately 24% and 76% of our patents, net of accumulated amortization, are attributable to the U.S. patents and corresponding foreign patents, respectively.

13.     SUBSEQUENT EVENTS

     On January 4, 2007, the board of directors granted 625,000 option shares to employees, directors and consultants at an exercise price of $1.82 per share. The directors' options are exercisable immediately. The other options vest as to one-third, immediately upon grant and as to one-third, upon each of the first and second anniversaries of grant.

     On January 12, 2007, the Company issued 85,714 shares of its common stock to three non-executive directors of the board of directors as payment (or partial payment in the case of one director) in lieu of cash for directors' fees earned in 2006.

14.     QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share amounts)

                                                             THREE MONTHS ENDED
                                      -----------------------------------------------------------
     2006                               MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                      -------------  -------------  --------------  -------------
     Total revenue                    $        269   $        279   $         339   $        236
     Gross profit *                            153            123             133             56
     Net loss attributable to common
       stockholders                         (1,584)        (1,190)         (1,114)        (1,496)
     Basic and diluted net loss per
       common share                          (0.06)         (0.05)          (0.04)         (0.06)

                                                             THREE MONTHS ENDED
                                      -----------------------------------------------------------
     2005                               MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                      -------------  -------------  --------------  -------------
     Total revenue                    $        192   $        268   $         166   $        186
     Gross profit *                             82            107              64             88
     Net loss attributable to common
       stockholders                         (1,191)        (1,286)         (1,489)        (1,460)
     Basic and diluted net loss per
       common share                          (0.07)         (0.07)          (0.09)         (0.07)

*  Gross profit is defined as total revenue less cost of revenue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.     CONTROLS AND PROCEDURES

     As of the date of this filing, an evaluation was performed under the supervision and with the participation of the Company's management, including its CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including its CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.

     As a result of Section 404 of the Sarbanes-Oxley Act of 2002, and the rules issued thereunder, as a non-accelerated filer, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we will be required to annually include management's report regarding internal control over financial reporting. Our independent registered public accounting firm will also be required to annually attest to the effectiveness of our internal control over financial reporting, but under the rules of the SEC, this attestation is not required until our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 9B.     OTHER INFORMATION

     None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item regarding directors and executive officers of the Company will be set forth under the captions "Election of Directors," "Directors and Executive Officers of Clean Diesel Technologies," "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board," "Audit Committee" and "Audit Committee Financial Export" in the Company's proxy statement related to the 2007 annual meeting of stockholders and is incorporated by reference. Information regarding our directors is available on our Internet site under "Investors" as follows: http://www.cdti.com/corporate.html.

     The Company has adopted a code of Ethics and Business Conduct (the "Code") that applies to all employees, officers and Directors, including the Chief Executive Officer and Chief Financial Officer. A copy of the code is available free of charge on written or telephone request to the secretary of the company at the address or telephone number of the Company set out in the Company's annual report to stockholders. The Code may also be viewed on our website under "Investors" as follows: http://www.cdti.com/corporate.html.

ITEM 11.     EXECUTIVE COMPENSATION

     Information required by this item will be set forth under the caption "Executive Compensation," "Directors' Compensation," "Report of Compensation and Nominating Committee on Executive Compensation" and "Compensation and Nominating Committee Interlocks and Insider Participation" in the proxy statement related to the 2007 annual meeting of stockholders and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     Information required by this item will be set forth under the caption "Principal Stockholders and Stock Ownership of Management" in the proxy statement related to the 2007 annual meeting of stockholders and is incorporated by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be set forth under the captions "Compensation and Nominating Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions" and "Director Independence" in the proxy statement related to the 2007 annual meeting of stockholders and is incorporated by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item will be set forth under the caption "Audit Fees" in the proxy statement related to the 2007 annual meeting of stockholders and is incorporated by reference herein.

                                     PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  (1)  FINANCIAL STATEMENTS

     The Financial Statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

          Report of Independent Registered Public Accounting Firm

          Balance Sheets as of December 31, 2006 and 2005

          Statements of Operations and Comprehensive Loss for the years ended December 31, 2006, 2005 and 2004

          Statements of Changes in Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004

          Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

     (2)  FINANCIAL STATEMENT SCHEDULES

     Schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the financial statements or the notes thereto.

(B)  EXHIBITS

     The following exhibits are, as indicated by reference symbol, filed herewith or incorporated by reference. Portions of Exhibits 10(o) and 10(p) have been omitted pursuant to a request for confidential treatment.

#3(i) (a) Restated Certificate of Incorporation dated as of March 21, 2007. 3(i)(b) Certificate of Elimination of Series A Convertible Preferred Stock dated June 18, 2004 (incorporated by reference to Exhibit to Registration Statement on Form S-8 [No. 333-117057] dated July 1, 2004).

#3(ii)    By-Laws as amended through December 20, 2005.

4 Specimen Stock Certificate, Common Stock (incorporated by reference to Exhibit to Registration Statement on Form S-1 (No. 33-95840) dated as of August 16, 1995).

10(a)     Assignment of Intellectual Property Rights Fuel-Tech N.V. to
          Platinum Plus, Inc. as of November 5, 1997 (incorporated by reference to Exhibit to Form 10-K for the year ended December 31, 1997).

10(b) Assignment of Intellectual Property Rights by Fuel Tech, Inc. to Clean Diesel Technologies, Inc. as of November 5, 1997 (incorporated by reference to Exhibit to Form 10-K for the year ended December 31,
          1997).

10(c)     Assignment Agreement as of November 5, 1997 among Platinum Plus,
          Inc., Fuel-Tech N.V. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit to Form 10-K for the year ended December 31,
          1997).

#10(d)    1994 Incentive Plan as amended through August 8, 1996.

#10(g)    Form of Incentive Stock Option Agreement.

#10(h)    Form of Non-Qualified Stock Option Agreement.

10(i)     Form of Non-Executive Director Stock Option Agreement
          (incorporated by reference to Exhibit to Registration Statement on Form S-8 [No. 333-117057] dated July 1, 2004).

10(j) Management Services Agreement between Clean Diesel Technologies, Inc., Fuel Tech, Inc. and Fuel-Tech N.V. as of June 1, 1996 (incorporated by reference to Exhibit to Form 10-Q for the quarter ended September 30, 1996).

10(k) Office Lease dated as of January 29, 2004 (incorporated by reference to Exhibit to Form 10-Q for quarter ended June 30, 2004).

10(l)     Registration Rights Agreement between Clean Diesel Technologies,
          Inc. and Fuel-Tech N.V. of November 5, 1997 (incorporated by reference to Exhibit to Form 10-K for the year ended December 31, 1997).

10(m)     Registration Rights Agreement between Clean Diesel Technologies,
          Inc. and Fuel-Tech N.V. of March 24, 1997 (incorporated by reference to Exhibit to Registration Statement on Form S-1 dated as of August 7,
          1998).

10(n) Registration Rights Agreement between Clean Diesel Technologies, Inc. and the holders of Series A Convertible Preferred Stock as of November 11, 1998 (incorporated as reference to Exhibit to Form 10-Q for the period ended September 30, 1998).

10(o)     License Agreement of July 13, 2001 between Clean Diesel
          Technologies, Inc. and Mitsui Co., Ltd as amended by Amendment No. 1 of December 18, 2002 (incorporated as reference to Exhibit to Form 10-Q for quarter ended June 30, 2004).

10(p) License Agreement of March 31, 2003 between Clean Diesel Technologies, Inc. and Combustion Components Associates, Inc. (incorporated by reference to Exhibit to Exhibit to Form 10-Q for quarter ended June 30, 2004).

10(u)     Agreement by and between R. Glen Reid and Clean Diesel
          Technologies, Inc. dated as of April 1, 2002 (incorporated by reference to Exhibit to Form 10-Q for quarter ended June 30, 2004).

10(s) Agreement by and between Bernhard Steiner and Clean Diesel Technologies, Inc., dated as of September 13, 2004 (incorporated by reference to Exhibit to Form 8-K dated as of July 30, 2004).

10(v)     Amendment No. 1 dated 1 March 2006 to agreement dated September
          13, 2004 between Bernhard Steiner and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10(v) to Form 10-K for the year ended December 31, 2005).

10(w) Separation Agreement of January 19, 2006 between James M. Valentine and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit to Form 8-K dated as of January 19, 2006).

#10(x) Employment Agreement dated September 23, 2003 between Tim Rogers and the Company.

10(y) Employment Agreement dated June 14, 2005 between Walter Copan and the Company (incorporated by reference to Exhibit to Form 8-K dated as of August 3, 2005).

#10(z) Employment Agreement dated November 29, 2006 between Ann B. Ruple and the Company.

10(aa) Form of Commitment Letter by and between the Company and Non-U.S. Purchasers of Units consisting of shares of common stock and warrants (incorporated by reference to Exhibit 10.1 to Form 8-K dated as of December 29, 2006).

10(ab) Form of Commitment Letter by and between the Company and U.S. Purchasers of Units consisting of shares of common stock and warrants (incorporated by reference to Exhibit 10.2 to Form 8-K dated as of December 29, 2006).

14 Code of Ethics and Business Conduct (incorporated by reference to Exhibit to Form 10-K for the year ended December 31, 2004).

#21       Subsidiaries.

#23(a)    Consent of Eisner LLP.

#31(a)    CEO Certification statement.

#31(b)    CFO Certification statement.

#32       Certification by CEO and CFO.

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
#         Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CLEAN DIESEL TECHNOLOGIES, INC.


March 30, 2007                          By:  /s/  Bernhard Steiner
--------------                             -------------------------------------
    Date                                          Bernhard Steiner
                                                  Chief Executive Officer,
                                                  President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the date indicated have duly signed this report below.

     /s/ Bernhard Steiner       Chief Executive Officer, President and Director
     -------------------------  (principal executive officer)
         Bernhard Steiner

     /s/ Ann B. Ruple           Chief Financial Officer, Vice President and Treasurer
     -------------------------  (principal financial and accounting officer)
         Ann B. Ruple


     /s/ John A. de Havilland   Director
     -------------------------
         John A. de Havilland

     /s/ Derek R. Gray          Director, Non-Executive Chairman of the Board of Directors
     -------------------------
         Derek R. Gray

     /s/ Charles W. Grinnell    Director, Vice President and Corporate Secretary
     -------------------------
         Charles W. Grinnell

     /s/ John J. McCloy         Director
     -------------------------
         John J. McCloy

     /s/ David F. Merrion       Director
     -------------------------
         David F. Merrion

Dated:  March 30, 2007