Form 10-K/A
period 2006-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2007-04-26
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                            ------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                            ------------------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

                          Commission File No.:  0-27432
                                                -------

                         CLEAN DIESEL TECHNOLOGIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                06-1393453
               --------                                ----------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization                  Identification No.)

                         SUITE 702, 300 ATLANTIC STREET
                               STAMFORD, CT  06901
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code:  (203) 327-7050
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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.
================================================================================

                                EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K, as filed by Clean Diesel Technologies, Inc. ("Clean Diesel Technologies," "CDT," the "Company," "we," "us," and "our") with the Securities and Exchange Commission on March 30, 2007 (the "Annual Report"), and is being filed solely to amend Part III, Item 10 through Item 14 of the Annual Report. The reference on the cover of the Annual Report to the incorporation by reference of our Definitive Proxy Statement into Part III of the Annual Report is hereby amended to delete that reference.

                                TABLE OF CONTENTS

ITEM
NUMBER  DESCRIPTION                                                                 PAGE
------  --------------------------------------------------------------------------  ----
                                   PART III

   10.  Directors, Executive Officers and Corporate Governance                         3
   11.  Executive Compensation                                                         5
   12.  Security Ownership of Certain Beneficial Owners and Management and Related
        Stockholder Matters                                                           15
   13.  Certain Relationships and Related Transactions, and Director Independence     16
   14.  Principal Accountant Fees and Services                                        17
        Signatures                                                                    18

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The following table sets forth the name, age and position of the Directors and Executive Officers of Clean Diesel Technologies, Inc.

Name                  Age   Position
----                  ---   --------

John A. de Havilland   69   Director
Derek R. Gray          73   Chairman of the Board of Directors
Charles W. Grinnell    70   Director and Corporate Secretary
John J. McCloy II      69   Director
David F. Merrion       70   Director
Bernhard Steiner       58   Director, President and Chief Executive Officer
R. Glen Reid           60   Vice President - Sales and Marketing
Timothy Rogers         45   Executive Vice President - International Operations
Ann B. Ruple           55   Vice President, Treasurer and Chief Financial Officer
Walter G. Copan        53   Executive Vice President - North American Operations and Chief
                            Technology Officer

     JOHN A. DE HAVILLAND has been a director of Clean Diesel Technologies since its inception. Mr. de Havilland was a director of J. Henry Schroder Wagg & Co. Ltd., a merchant bank, from 1972 until his retirement in 1989. Except for the period of April through December 1998, Mr. de Havilland was a Managing Director of Fuel-Tech N.V., (now Fuel Tech, Inc.) a pollution control company, from 1987 through March 1, 2002.

     DEREK R. GRAY has been a director of Clean Diesel Technologies since 1998. Mr. Gray has been Managing Director of S G Associates Limited, a United Kingdom fiscal advisory firm since 1971 and a director of Velcro Industries N.V., a manufacturing company, since 1974.

     CHARLES W. GRINNELL has been Vice President, General Counsel and Corporate Secretary of Clean Diesel Technologies since its inception and has held the same positions with Fuel Tech, Inc. since 1987. Mr. Grinnell, a director of Fuel Tech, Inc., is engaged in the private practice of corporate law in Stamford, Connecticut.

     JOHN J. MCCLOY II has been a director of Clean Diesel Technologies since June 2005. He is a private investor concentrating on venture capital and early stage investment projects in a variety of industries. He is Chairman of Gravitas Technology, Inc., an information technology company; the Sound Shore Mutual Fund, Inc.; Ashland Management, Inc., an investment advisory firm; the American Council on Germany; and a member of the U.S. Council on Foreign Relations. He was also a director of NCT Group, Inc. from 1986 to February 2007.

     DAVID F. MERRION has been a director of Clean Diesel Technologies since June 2006 and Chairman of the Clean Diesel Technologies Technical Advisory Board since January 10, 2005. He is the principal of David F. Merrion LLC, a consulting practice. Mr. Merrion is a retired Executive Vice President - Engineering of Detroit Diesel Corporation, his employer from 1988 to 1999. He has been a director of Catalytica Energy Systems, Inc., a catalytic research and development company since 2004 and a director of Greenvision Technology, LLC, an intellectual property holding company, since 2000.

     DR. BERNHARD STEINER became Chief Executive Officer of Clean Diesel Technologies on September 14, 2004 and President on January 25, 2006. Dr. Steiner held Executive Director positions from 2003 at both Wayfinder Systems AB of Sweden, a navigation and location software development company, and OWR AG, a leading nuclear, biological and chemical protection solutions company. He continues as a non-executive director at both companies. From 1999 until 2003, Dr. Steiner was General Manager of the Software Solutions Group of Motorola, Inc., an electronics company. From 1994 until 1999, he was Chairman and Chief Executive of the NXT PLC Group companies Wharfedale and Mission and from 1996, Group Managing Director of NXT PLC. Dr. Steiner, a graduate of the University of St. Gallen, Switzerland, has also during his business career held executive sales and marketing positions at Canon, Sony and Amstrad PLC.

     R. GLEN REID has been Vice President - Sales and Marketing of Clean Diesel Technologies since April 18, 2003 and an employee of Clean Diesel Technologies since 2002. From 1999 to 2002, Mr. Reid was Vice President - Sales and Marketing of Marathon Sensors, Inc., a manufacturer of sensors and associated instrumentation.

     TIMOTHY ROGERS has been Executive Vice President - International Operations since January 25, 2006; had been Vice President - International of Clean Diesel Technologies since February 21, 2004; and had been a consultant to Clean Diesel Technologies since September 30, 2003. From 2002 to September 2003, he was Director of Sales and Marketing of ADAS Consulting, Ltd. and from 1993 to 2002, was a Director of Adastra, a wholly owned-subsidiary of Associated Octel Company, Ltd, a U.K.-based multinational Petrochemical Company.

     ANN B. RUPLE has been Vice President, Treasurer and Chief Financial Officer of Clean Diesel Technologies since December 13, 2006. Previously she had been Director, Financial Reporting, Planning and Analysis of NCT Group, Inc., a technology company, her employer since 1998. Ms. Ruple is a Certified Public Accountant and holds an MBA degree.

     DR. WALTER G. COPAN has been Executive Vice President - North American Operations & Chief Technology Officer of Clean Diesel Technologies since January 25, 2006; and he had been Vice President and Chief Technology Officer from August 3, 2005 when he joined Clean Diesel Technologies. Previously, Dr. Copan had been Principal Licensing Executive, Technology Transfer, of the National Renewable Energy Laboratory of the U.S. Department of Energy since June 2003; and before that had been Managing Director, Technology Transfer and Licensing of The Lubrizol Corporation, a fuel additive company, his employer since 1975.

     There are no family relationships among any of the director nominees or executive officers. Please also see Item 13, "Certain Relationships and Related Transactions, and Director Independence."

CORPORATE GOVERNANCE

     The Audit Committee

     The Audit Committee is responsible for review of audits, financial reporting and compliance, and accounting and internal controls policy. For audit services, the Audit Committee is responsible for the engagement and compensation of independent auditors, oversight of their activities and evaluation of their independence. The members of Audit Committee are Messrs. Gray, McCloy and Merrion.

     In the opinion of the Board, each of the voting members of the Audit Committee has both business experience and an understanding of generally accepted accounting principles and financial statements enabling them to effectively discharge their responsibilities as members of that Committee. Moreover, the Board has determined that Mr. Gray is a financial expert within the meaning of Securities and Exchange Commission regulations. In making this determination the Board considered Mr. Gray's formal training, and long experience in accounting and auditing and his former service for many years as the Chairman of the Audit Committee of another reporting company under the Securities Exchange Act.

     Code of Business Ethics and Conduct

     On the recommendation of the Audit Committee, the Board has adopted a Code of Business Ethics and Conduct applicable to all of our officers and which is available for viewing on the Clean Diesel Technologies web site <www.cdti.com>. Changes to or waivers of the requirements of the Code will be posted to the web site and reflected in appropriate Securities and Exchange Commission filings.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based on filings with the Securities and Exchange Commission, we believe that all our officers and directors were in compliance with 2006 filing requirements relating to beneficial ownership reports under Section 16(a) of the Securities Exchange Act of 1934, except that the following filings were delayed, each filing relating to a single transaction: The Form 3 due for Mr. Merrion on June 19, 2006 was filed on November 15, 2006; the Forms 4 due for

Messrs. de Havilland and Gray on January 2, 2007 were filed January 10, 2007; the Form 4 due for Mr. Copan on January 2, 2007 was filed January 9, 2007.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

     The Compensation and Nominating Committee has reviewed and discussed with Management the Compensation Discussion and Analysis which appears immediately below in this annual report on Form 10-K. Based on this review and discussion, the Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

By the Compensation and Nominating Committee
John de Havilland, Chairman, John J. McCloy II and David F. Merrion

     The information contained in the foregoing report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall the information be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the company specifically incorporates it by reference in a filing.

-------------------------------------------------------------------------------

COMPENSATION DISCUSSION AND ANALYSIS

     Compensation Program Objectives

     We develop, design, market and license patented technologies and solutions that reduce harmful emissions from internal combustion engines, while simultaneously improving fuel economy and engine power. Continued investment in and protection of our intellectual property as well as intensive marketing and commercializing of our products to increase revenue are fundamental to us. We are committed to ensuring our growth and maximizing stockholder value. To that end, we have concentrated our efforts on enhancing our core technologies, building innovative product and service offerings, and promoting our expanding brand portfolio. Thus, our compensation programs are designed to enable us to achieve the following objectives:

     - to ensure that we remain as a market leader in the development of innovative, technical solutions;
     - to attract, engage and retain top talent that ensures the achievement of business goals, strategies and objectives;
     -    to support an integrated team-oriented philosophy; and
     -    to provide stockholders with a superior rate of return.

     Compensation Elements

     Our executive compensation program has as a primary purpose our need to attract, retain and motivate the highly trained, experienced individuals whose technical expertise and business talents will enable us to succeed. The key components of that program during the last fiscal year were base salary, annual bonus awards and long-term incentives, as follows.

     Base Salary

     Executive base salaries are approved by the Compensation and Nominating Committee on recommendation of the Chief Executive Officer, except that the base salary of the Chief Executive Officer is fixed by the Committee itself. In approving or fixing base salaries, the Committee acts in its collective business judgment and experience on what it understands to be fair, reasonable and equitable compensation in view of our requirements for recruiting and retention in a highly competitive market. In its deliberations, the Committee considers:

     -    the executive's compensation relative to other officers;
     -    recent and expected performance of the executive;

     -    our recent and expected overall performance; and
     -    our overall budget for base salary increases.

     In 2006, in an effort to control costs, we implemented a salary reduction program for our managers that reduced 2006 payroll expense by $101,000. The salary reductions for individuals were linked to the 2006 performance targets established for the 2006 cash bonus program described below.

     Annual Bonus Awards

     In 2006, potential cash awards under our incentive cash bonus program, called the Management Incentive Program ("MIP"), were designed to focus our managers on the achievement of Company financial targets for that year, as well as on individual objectives established at the commencement of the year.

     The 2006 MIP was structured as follows:

     -    Participation in the incentive program was limited to managers.

     - For every dollar of salary reduction under the salary reduction program described above, the participant would have the opportunity to recover that reduction by a cash bonus payable on the attainment of progress toward the U.S. and International sales goals for 2006. 25% of the bonus could be earned by meeting thresholds within the sales targets and the balance on meeting personal goals agreed by the relevant manager and approved by the Chief Executive Officer. Reduced salaries could be made good on attaining 65% of targets, another incremental amount almost equal to the salary reduction could be earned, if the revenue targets are attained, and, if revenues were to reach 150% of the target, an amount approaching three times the salary reduction could be earned.

     - In 2006, the financial metrics set for that year's bonus program were not achieved, and, accordingly, awards were not made to participants in the MIP. A limited number of employees, however, did receive cash bonuses awarded in the Committee's business judgment on an individual performance basis, principally related to our success in the 2006 fund raising effort and also with respect to individual efforts related to our technologies. The individual performance awards to the Named Executive Officers are set out in the "Bonus" column of the Summary Compensation Table below. The Committee's approval of specific bonus payments to individual employees was based on several considerations, including the employee's base salary and specific identifiable achievements. The 2006 bonus for Dr. Steiner was principally based on the Committee's evaluation of the value to Clean Diesel Technologies arising from Dr. Steiner's efforts in the 2006 fund raising program.

     Long-Term Incentives

     We have one equity based employee compensation plan, referred to as the 1994 Incentive Plan, approved by the stockholders in 1994 and in 2002, under which awards may be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based or non-share-based awards or combinations thereof. Participants in the 1994 Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business.

     Our long-term equity incentives are stock options and are designed to focus management on the long-term success of the Company as evidenced by appreciation of the Company's stock price over several years, by growth in its earnings per share and other elements, and thereby, to align the interests of the optionees with the interests of the stockholders.

     Details concerning stock options awarded in 2006 to the Named Executive Officers and to the directors are set out in the Summary Compensation Table and the Grants of Plan-Based Awards Table below.

     Management and Committee Compensation Actions for 2006

     On December 19, 2005, the Chief Executive Officer proposed to the Compensation and Nominating Committee certain base salary decreases in 2006 for management employees. In an executive session following that meeting the Committee independently fixed the 2006 salary of the Chief Executive Officer and, with several adjustments, approved the proposed salary reductions for other employees. Also at the same meeting the Committee approved of the Management Incentive Program for 2006 described above.

     On December 15, 2006, the Committee received the Chief Executive Officer's recommendations for stock option awards to current employees and, then, deferred action until later in 2007 until after the closing of the fund raising activities then being conducted. On January 4, 2007, the Committee recommended and the Board awarded stock options to acquire 625,000 shares of which 490,000 were awarded to management and other employees, 10,000 to an outside consultant and 125,000 to the non-executive directors.

     Ownership Guidelines

     We do not have a stock ownership policy for Senior Executives.

     Hedging and Insider Trading Policies

     We do not have a formal policy on hedging. We prohibit trading in our securities during closed periods which are the two months before the release of annual results and one month before the release of quarterly results.

     Equity Grant Practices

     Under the 1994 Incentive Plan, the Board grants stock option awards for a term of not more than ten years. Stock option awards are made by the full Board rather than the Compensation and Nominating Committee because the non-executive directors themselves are eligible for discretionary stock option awards. The awards have an exercise price per share equal to fair market value on the grant date. Fair market value is the mean of the high and low trading price, or if there are not trading prices, the bid and asked prices, reported in either case on both the Alternative Investment Market of the London Stock Exchange and the Over the Counter Bulletin Board. The grant date is the date of Board action but may be a future date tied to an event, such as commencement of employment.
Under the current policy of the Board, awards to employees may be exercised one-third on the grant date and one-third on each of the first and second anniversaries of the grant date; option awards may in the discretion of the Board be Incentive Stock Options under Internal Revenue Code Section 422, if awarded to U.S. employees; on resignation, those options which may then be exercised continue to be exercisable for time periods depending on length of employment, so that such options are exercisable for 180 days, if employed less than three years; for two years, if employed for between three and five years; for three years, if employed between five and seven years; for five years if employed more than seven years; but in no event later than the basic ten year option term. In case of death, total disability or normal retirement, the portion of the option then vested shall continue in force and be exercisable until the expiration of the basic ten year term, but the then unvested portion of the option shall terminate and be of no effect.

     Retirement Benefits

     We have no defined benefit pension plan. We have a 401(k) Plan covering substantially all employees. The 401(k) Plan is an important factor in attracting and retaining employees as it provides an opportunity to accumulate retirement funds. Our 401(k) Plan provides for annual deferral of up to $15,500 for individuals until age 50, $20,500 for individuals 50 and older, or, as allowed by the Internal Revenue Code. We match 100% of employee contributions up to 4% of employee salary. Matching contributions vest immediately.

     Welfare Benefits

     In order to attract and retain employees, we provide certain welfare benefit plans to its employees, which include medical and dental insurance benefits. We may also provide other benefits to executives including group term life insurance and disability insurance. These benefits are not provided to non-employee directors.

     Employment Agreements; Severance Arrangements

     Each of the "Named Executive Officers," identified below in the Summary Compensation Table, is party to our form of employment agreement with similar provisions. These agreements are for indefinite terms except for Dr. Steiner whose agreement expires September 13, 2008. These agreements provide for severance benefits. The severance benefit is payable in the event of termination of employment because of physical incapacity or without cause. Termination of employment without cause is termination under circumstances other than resignation, retirement or cause and includes constructive discharge. Termination for cause, for which no severance is payable, is termination on account of conviction or plea of guilty to a felony, any instance of fraud, embezzlement, self dealing, insider trading or similar malfeasance with respect to the Company regardless of amount, substance or alcohol abuse, or other conduct for which dismissal has been identified by us in writing as a potential disciplinary measure.

     The severance benefit for incapacity for each of the officers is in the form of base salary for six months. The severance benefit for termination without cause is base salary and benefit continuation for varying time periods depending on the employee or until the employee finds comparable employment. Benefit continuation includes health and medical insurance, life insurance, 401(k) Plan match, and the employer's portion of social security. The time periods and estimated cash value of benefits are: for Dr. Steiner, six months ($153,000) or the remaining amount of his agreement, if less; for Ms. Ruple, six months ($77,500); for Dr. Copan, one year ($200,000); for Mr. Rogers, three months ($63,500); for Mr. Reid, six months ($82,200). The value of these estimated severance benefits is based on the amount of base salary and benefits payable from January 1, 2007 for the applicable time period.

     Under the several employment agreements, each of the officers is indefinitely obligated to maintain confidentiality of our proprietary information and to assign inventions made in the course of employment by us. Also, for two years after termination, the officers are required to report to us the nature of any employment. Severance benefits are not explicitly conditioned on these undertakings.

     Options Vesting on Change in Control

     Under the 1994 Incentive Plan, all outstanding options shown in the table below "Outstanding Equity Awards at Fiscal Year-End" for the Named Executive Officers will become immediately exercisable in the event that there is with respect to us, a "Change in Control." A "Change in Control" takes place if (a) any person or affiliated group becomes the beneficial owner of 51% or more of our outstanding securities; (b) in any two year period, persons in the majority of the board of directors cease being so unless the nomination of the new directors was approved by the former directors when they were in office; ( c) a business combination takes place where our shares are converted to cash, securities or other property, but not in a transaction in which our stockholders have proportionately the same share ownership before and after the transaction; or (d) our stockholders approve of a plan for our liquidation or dissolution.

     Indemnification and Insurance

     Under our Certificate of Incorporation, indemnification is afforded our directors and executive officers to the fullest extent permitted by Delaware law. Such indemnification also includes payment of any costs which an indemnitee incurs because of claims against the indemnitee and provides for advancement to the indemnitee of those costs, including legal fees. We are, however, not obligated to provide indemnity and costs where it is adjudicated that the indemnitee did not act in good faith in the reasonable belief that the indemnitee's actions were in our best interests, or, in the case of a settlement of a claim, such determination is made by our Board of Directors.

     We carry insurance providing indemnification, under certain circumstances, to all of its subsidiaries' directors and officers for claims against them by reason of, among other things, any act or failure to act in their capacities as directors or officers. The current annual premium for this policy is $61,000.

     No payments have been made to any of our past or present directors or officers for such indemnification or under any insurance policy.

     Compensation Recovery Policies

     We maintain a policy that we will evaluate in appropriate circumstances whether to seek the reimbursement of certain compensation awards paid to an executive officer, if such executive engages in misconduct that caused or partially caused a restatement of our financial results, in accordance with section 304 of the Sarbanes-Oxley Act of 2002. If circumstances warrant, we will seek to recover appropriate portions of the executive officer's compensation for the relevant period, as provided by law.

     Tax Deductibility of Executive Compensation

     We review and consider the deductibility of executive compensation under the requirements of Internal Revenue Code Section 162(m), which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid under our incentive plans is generally fully deductible for federal income tax purposes.

     Accounting for Equity-Based Compensation

     On January 1, 2006, we began accounting for the equity-based compensation issued under the Incentive Plan in accordance with the requirements of FASB Statement of Financial Accounting Standards No. 123(R), "Share-based Payment."

                           SUMMARY COMPENSATION TABLE

     The table below sets forth information concerning fiscal year 2006 compensation for the "Named Executive Officers" in all capacities awarded to, earned by or paid to Dr. Bernard Steiner, President and Chief Executive Officer; Ann B. Ruple, CPA, Vice President, Treasurer and Chief Financial Officer; Dr. Walter G. Copan, Executive Vice President North America and Chief Technical Officer; Timothy Rogers, Executive Vice President, International; R. Glen Reid, Vice President Sales and Marketing. Also included is information for James M. Valentine, former President and Chief Operating Officer; and for David W. Whitwell, former Senior Vice President - Administration, Treasurer and Chief Financial Officer, both of whom were in office for a portion of the year 2006.

                                                                          Non-Equity
                                                              Option    Incentive Plan     All Other
Name and Principal                                  Bonus     Awards     Compensation     Compensation
Position                         Year    Salary      (4)       (5)         ($) (4)            (6)          Total
-------------------------------  -----  ---------  --------  --------  ----------------  --------------  ---------
       (a)                        (b)      (c)       (d)       (e)           (f)              (g)           (h)
Bernhard Steiner                  2006  $ 222,172  $67,585   $     -   $             -   $      66,269   $ 356,026
President and
Chief Executive Officer

Ann B. Ruple (1)                  2006  $   8,247  $     -   $73,888   $             -   $           -   $  82,135
Vice President, Treasurer
and Chief Financial Officer

Walter G. Copan                   2006  $ 195,000  $25,000   $     -   $             -   $      27,446   $ 247,446
Executive Vice President
North America and Chief
Technical Officer

Timothy Rogers                    2006  $ 227,096  $19,643   $     -   $             -   $           -   $ 246,739
Executive Vice President
International

R. Glen Reid                      2006  $ 163,797  $     -   $     -   $             -   $      27,304   $ 191,101
Vice President
Sales and Marketing

James M. Valentine (2)            2006  $  17,263  $     -   $     -   $             -   $     357,475   $ 374,738
Former President and
Chief Operating Officer

David W. Whitwell (3)             2006  $ 174,137  $     -   $     -   $             -   $      25,703   $ 199,840
Former Senior Vice President -
Administration,
Treasurer and Chief
Financial Officer


(1)  Ms. Ruple commenced employment on December 13, 2006.

(2) Mr. Valentine resigned on January 19, 2006 and, based on legal advice, he was entitled to base salary and benefits continuation for one year or until he obtained comparable employment. Thus, Mr. Valentine's salary to his resignation date is reflected in column (c) and his salary and benefits continuation thereafter is reflected in column (g).

(3) Mr. Whitwell resigned effective November 13, 2006. No severance payments were due to Mr. Whitwell following his resignation.

(4) Bonus payments were for personal performance. No incentive awards were earned under the 2006 Incentive Plan. The salary and bonus payments to Dr. Steiner and Mr. Rogers were paid in euros and sterling, respectively, and were valued by the dollar conversion rate for those currencies as reported in the Wall Street Journal with respect to banking transactions of $1 million or more as of the date accrued.

(5) The option award was 50,000 shares on December 13, 2006 to Ms. Ruple and does not represent cash paid to the optionee. The dollar amounts reflect the aggregate grant fair date value in accordance with SFAS No. 123R. The methodology of and all assumptions made in the valuation of these option awards are disclosed in Note 7 to Clean Diesel Technologies' Consolidated Financial Statements for the fiscal year 2006.

(6) "All Other Compensation" includes salary continuation, 401K match, life insurance premiums, disability insurance premiums, medical and dental insurance premiums, and, for Dr. Steiner, includes 50,000 ($67,585) pursuant to his employment agreement as cash in lieu of medical and retirement plan benefits.

                           GRANTS OF PLAN-BASED AWARDS

     The following table sets out information relating to grants of plan-based awards to the named executive officers in the fiscal year 2006.

                                                                          All Other                                Grant
                                                                           Option                                Date Fair
                                         Estimated Future Payouts          Awards:     Exercise                  Value of
                                             Under Non-Equity             Number of     or Base      Closing       Stock
                                          Incentive Plan Awards          Securities    Price of       Price         and
                                  -------------------------------------  Underlying     Option       Date of      Option
             Grant      Meeting    Threshold     Target       Maximum    Options (2)  Awards (3)      Grant       Awards
  Name      Date (1)     Date         ($)          ($)          ($)          (#)          ($)          ($)          ($)
---------  ----------  ---------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Bernhard
Steiner        -       12/19/05     $28,666     $172,000     $257,999         -            -            -            -

Ann B.
Ruple       12/13/06   11/25/06        -            -            -         50,000        $1.65        $1.62       $73,888

Walter G.
Copan          -       12/19/05     13,332       80,000       119,988         -            -            -            -

Timothy
Rogers         -       12/19/05     18,509       49,356       74,118          -            -            -            -

R. Glen
Reid           -       12/19/05      6,489       17,305       25,957          -            -            -            -

James M.
Valentine      -       12/19/05        -            -            -            -            -            -            -

David W.
Whitwell       -       12/19/05      7,382       44,290       66,436          -            -            -            -

(1) The Board met to grant the option to Ms. Ruple on November 25, 2006 but to take effect and to be priced on her first date of employment so that the grant date was December 13, 2006

(2) Under the current policy of the Board, employee options are granted for a ten year term to vest one third immediately and one third on each of the first and second anniversaries of grant. The option award to Ms. Ruple was an incentive stock option. With the exception of this award, no stock option awards were made in 2006 to employees or officers.

(3) Our options are valued for exercise price purposes at the mean of the high and low trading prices or, if none, bid and asked prices, as reported on the Alternative Investment Market (U.K.) and the Over the Counter Bulletin Board (U.S.) on the grant date.

                        OPTION EXERCISES AND STOCK VESTED

     There were no exercises of stock options or vesting of stock with respect to Named Executive Officers during the 2006 fiscal year.

                OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

     The following table sets out information as to the Named Executive Officers concerning their unexercised options awards, by award outstanding at fiscal 2006 year-end.

                       Number of       Number of
                       Securities      Securities
                       Underlying      Underlying
                      Unexercised     Unexercised
                        Options         Options          Option           Option
                           #               #            Exercise        Expiration
       Name           Exercisable    Unexercisable        Price            Date
-------------------  --------------  --------------  ---------------  --------------
       (a)                (b)             (c)              (d)             (e)
Bernard Steiner             150,000               -  $          1.84        09/13/14
                             50,000               -             1.94        12/09/14
                             66,667          33,333             1.02        12/20/15

Ann B. Ruple                 16,667          33,333  $          1.65        12/13/16

Walter G. Copan              25,000          75,000  $         1.391        08/03/15
                             33,000          16,667            1.020        12/20/15

Timothy G. Rogers           100,000               -  $          1.95        09/30/13
                             20,000               -             1.94        12/09/14
                             33,333          16,667             1.02        12/20/15

R. Glen Reid                 50,000               -  $          3.30        04/23/12
                             40,000               -             1.65        06/11/13
                             20,000               -             3.07        12/02/13
                             20,000               -             1.94        12/09/14
                             11,333           5,667             1.02        12/20/15

James M. Valentine           42,500               -  $         4.625        02/06/07
                             29,885               -              .90        06/14/09
                             75,000               -             2.50        02/10/10
                             60,000               -            1.965        03/14/11
                            100,000               -             2.90        03/13/12
                             80,000               -             1.65        06/11/13
                             40,000               -             3.07        12/02/13
                             30,000               -             1.94        12/09/14
                              8,889               -             1.02        12/20/15

David W. Whitwell            60,000               -  $         2.375        11/10/09
                             40,000               -            1.965        03/14/11
                             80,000               -             2.90        03/13/12
                             44,552               -             1.65        06/11/13
                             31,000               -             3.07        12/02/13
                             20,000               -             1.94        12/09/14
                             33,333               -             1.02        12/20/15

(1) The option expiration date indicated above is the tenth anniversary of the date of grant. Each of the foregoing options is for a ten year term and vests as to the shares granted, one third on grant and one third on the first and one third on the second anniversaries of grant. On resignation, those of the above options which have not expired may continue to be exercisable for time periods depending on length of employment, so that such options are exercisable for 180 days, if employed less than three years; for two years, if employed for between three and five years; for three years, if employed between five and seven years; for five years if employed more than seven years; but in no event later than the basic ten year option term. In case of death, total disability or normal retirement, the portion of the option then vested shall continue in force and be exercisable until the expiration of the basic ten year term, but the then unvested portion of the option shall terminate and be of no effect.

                              DIRECTOR COMPENSATION

     In 2006, our directors were paid an annual retainer of $30,000. The Chairman of the Board and the Chairman of the Audit Committee received, respectively, an additional annual retainer of $30,000 and $10,000. Retainers were paid quarterly in arrears. There are no meeting fees. The retainers may, at the director's election be paid in the form of restricted stock valued at the average of the high and low trading prices in each quarter. Directors are also eligible for stock option awards. Stock option awards to non-executive directors are, under the current policy of the Board, for a ten year term and are fully vested when granted. Directors who are also our employees or executive officers receive no compensation for their service as directors as such, and accordingly, Messrs. Grinnell and Steiner are not included in the table.

                       SUMMARY DIRECTOR COMPENSATION TABLE

     The following table shows for our non-executive directors all compensation earned in 2006 on account of fees, whether paid in cash or stock, and stock option awards.

                           Fees Earned
                                Or
                           Paid in Cash    Option Awards    Total
              Name           ($) (1)          ($) (2)        ($)
     -------------------  --------------  ---------------  --------
              (a)              (b)              (d)          (e)
     J. A. de Havilland   $   30,000 (1)  $            -   $ 30,000

     D. R. Gray               70,000 (1)               -     70,000

     J. J. McCloy II          30,000                   -     30,000

     D. F. Merrion            13,750              82,843     96,593

     (1) Of these fee amounts, Messrs. de Havilland and Gray, respectively, accepted payments for $15,000 in the form of 11,180 shares and for $70,000 in the form of 52,174 shares. These shares which were valued at the high and low trading prices over the quarter in which the fees were earned, are not deferred compensation and, having been purchased, are not stock awards.

     (2) No stock options were awarded in 2006 to the directors, except to Mr. Merrion. The value shown for Mr. Merrion's option was calculated in accordance with SFAS No. 123(R) and does not represent cash paid to the optionee.

         DIRECTORS OUTSTANDING STOCK OPTIONS AT 2006 FISCAL YEAR END (1)

     The following table sets out by grant date the outstanding options held at year end 2006 by the directors. All of these options are vested.

                                Number of
                                Securities
                                Underlying
                               Unexercised     Option      Option
                                 Options      Exercise   Expiration
             Name                   #          Price        Date
     ------------------------  ------------  ----------  -----------
             (a)                   (b)          (c)          (d)
     John A. de Havilland (1)        10,000  $     0.90     06/14/09
                                     10,000  $     2.50     02/10/10
                                     10,000  $    1.965     03/14/11
                                     25,000  $     2.90     03/13/12
                                     20,000  $     1.65     06/11/13
                                     10,000  $     3.07     12/02/13
                                     15,000  $     1.94     12/09/14
                                     15,000  $     1.02     12/20/15
                                     25,000  $     1.82     01/04/17

     Derek R. Gray (1)               10,000  $     0.90     06/14/09
                                     10,000  $     2.50     02/10/10
                                     10,000  $    1.965     03/14/11
                                     25,000  $     2.90     03/13/12
                                     35,000  $     1.65     06/11/13
                                     20,000  $     3.07     12/02/13
                                     25,000  $     1.94     12/09/14
                                     15,000  $     1.02     12/20/15
                                     50,000  $     1.82     01/04/17

     John J. McCloy II               50,000  $    1.575     06/09/15
                                     15,000  $     1.02     12/20/15
                                     25,000  $     1.82     01/04/17

     David F. Merrion                55,000  $    1.675     11/13/16
                                     25,000  $     1.82     01/04/17

     (1) Excludes non-compensatory warrants issued in conjunction with investment transactions consummated by this director (see footnote 2 to the table, "Principal Stockholders and Stock
     Ownership of Management"). Each of these options is for a ten year term and was fully vested on date of grant.

     Compensation & Nominating Committee Interlocks and Insider Participation

     There were no Compensation and Nominating Committee interlocks or insider, i.e. employee, participation during 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The following table sets forth information known to us regarding the beneficial ownership of common stock as of March 31, 2007 by (i) each person owning beneficially more than three percent(4) of the outstanding common; (ii) each of our directors or director nominee; (iii) the Named Executive Officers; and (iv) all directors and executive officers as a group.

                                                              PERCENTAGE
                                                 NO. OF      BENEFICIALLY
NAME AND ADDRESS(1)                           SHARES (2)(3)    OWNED(4)
--------------------------------------------  -------------  -------------
Beneficial Owner

Channel Hotels and Properties Limited (3)         1,613,192           5.0%
Udaset Holdings Limited                           1,294,073           4.0%
Kanis SA                                          1,668,855           5.2%
Trustees of Cadogan Family Settlement (3)(5)      1,558,278           4.6%
Positive Securities Limited (3)                   1,407,718           4.4%
Fuel Tech, Inc..(2)(3)                            1,850,119           5.7%
Waltham Forest Friendly Society (2)(3)            1,724,463           5.4%
Ruffer LLP (3)                                    3,325,860          10.1%
Hawkwood Fund Management (3)                      2,256,480           6.9%
Duckworth Esq.                                    2,000,000           6.2%
Ram Ltd.                                          1,109,003           3.4%
Avenir Finances S.A.                              1,578,868           4.8%

Directors, Nominees and
Named Executive Officers

Walter G. Copan (2)                                 112,354             *
John A. de Havilland (2)                            274,761             *
Derek R. Gray (2)                                   998,502           3.1%
Charles W. Grinnell (2)                             249,408             *
John J. McCloy II (2)                               123,536             *
David Merrion (2)                                    80,000             *
R. Glen Reid (2)                                    144,666             *
Timothy Rogers (2)                                  207,408             *
Bernhard Steiner (2)                                500,454           1.5%
Ann B. Ruple (2)                                     28,083             *

All Directors and Officers
as a Group (10 persons) (2)                       2,692,172           7.9%

* Less than 1%

(1) The address of Channel Hotels and Properties Limited is Gouray Lodge, Le Mont de Gouray, Grouville, Jersey, Channel Islands JE3 9GH; of Udaset Holdings Limited is Lord Coutanche House, 62-68 Esplanade Street, St. Helier, Jersey, Channel Islands JE4 5PS; of Kanis SA, c/o SG Associates, Ltd., 45 Queen Anne Street, London W1G 9JF, U.K.; of Trustees of Cadogan Family Settlement is c/o May, May and Merrimans, 12 South Square, Grays Inn, London WC1R 5HH, U.K.; of Positive Securities Limited is 31, The Parade, St. Helier, Jersey, Channel Islands JE2 3QQ; of Fuel Tech, Inc. is 512 Kingsland Drive, Batavia IL 60510; of Waltham Forest Friendly Society is Key House, 342 Hoe Street, Walthamstow, London E17 9XP, U.K.; of Ruffer LLP is 103 Wigmore Street, London W1U 1QS; and of Hawkwood Fund Management and of Duckworth Esq. is The Jersey Trust Company, Elizabeth House, 9 Castle Street, St. Helier, Jersey, Channel Islands JE4 2QP; of Ram Ltd. is 45 Queen Anne Street, London W1G 9JF, U.K.; of Avenir Finances

S.A. is Channel House, Forest Lane, St. Peter Port, Guernsey GY1 4HL, U.K.; the address of directors, nominees and Named Executive Officers is c/o Clean Diesel Technologies, Inc., Suite 702, 300 Atlantic Street, Stamford, Connecticut 06901.

(2) In addition to shares issued and outstanding, includes shares subject to options or warrants exercisable within 60 days for Channel Hotels and Properties Limited, 382,595 shares; Udaset Holdings Limited, 234,103 shares; Kanis SA, 206,432 shares; Positive Securities Limited, 90,164 shares; Waltham Forest Friendly Society, 25,000 shares; Fuel Tech, Inc., 25,000 shares; Waltham Forest Friendly Society, 25,000 shares; Hawkwood Fund Management, 740,740 shares; Ram Ltd., 383,520 shares; Avenir Finances SA, 789,434 shares; Dr. Copan, 90,741 shares; Mr. de Havilland, 206,317 shares; Mr. Rogers, 178,704 shares; Dr. Steiner, 330,000 shares; Mr. Gray, 331,794 shares; Mr. Grinnell, 220,000 shares; Mr. McCloy, 90,000 shares; Mr. Merrion, 80,000 shares; Mr. Reid, 144,666 shares; Ms. Ruple, 22,375 shares; and, for all directors and officers as a group, 1,694,596 shares. The amount for Mr. de Havilland and for directors and officers as a group does not include 16,537 shares owned by Mr. de Havilland's adult children as to which he disclaims beneficial ownership.

(3) To our knowledge the directors and Named Executive Officers hold sole beneficial ownership and investment power over the shares reported; Fuel Tech, Inc. has sole beneficial ownership and investment power over its shareholdings, and the remaining beneficial owners have at least shared investment power over their shareholdings.

(4) The percentages are percentages of outstanding stock and have been calculated by including warrants and options exercisable within 60 days by the respective stockholders. In addition 3% rather than 5% is presented in accordance with standard U.K. practice due to our listing on the Alternative Investment Market of the London Stock Exchange.

(5) Mr. de Havilland is one of four trustees who have no beneficial interest in Cadogan Family Settlement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     Please see the Equity Compensation Plan Information table in Item 5 of this annual report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

MANAGEMENT AND SERVICES AGREEMENT

     We entered into a Management and Services Agreement dated July 1995, as amended (the "Services Agreement") with Fuel Tech, Inc., successor to Fuel-Tech N.V. As of March 31, 2007, Fuel Tech, Inc. held 5.7% of our Common Stock. Services provided to us under the Services Agreement are principally legal services provided by Mr. Grinnell who is an employee and director of Fuel Tech, Inc. and a director of Clean Diesel Technologies. In 2006, 2005 and 2004, the amounts of $70,000, $71,000, and $69,000, respectively, were paid by us to Fuel Tech, Inc. on account these services. Mr. Grinnell will recuse himself from consideration of any transactions between these companies that may be, or may appear to be, material to either company.

TECHNOLOGY ASSIGNMENTS

     Our technology is comprised of patents, patent applications, trade or service marks, data and know-how. A substantial portion of this technology is held under assignments of technology from Fuel Tech, Inc. The assignments provide for running royalties payable to Fuel Tech, Inc. commencing in 1998 of 2.5% of gross revenues derived from platinum fuel catalysts. Such royalties incurred in 2006, 2005 and 2004 were $14,500, $10,300 and $7,450. We may at any time terminate the royalty obligation by payment to Fuel Tech, Inc. of $2.2 million in 2007 or $1.1 million in 2008.

DIRECTOR INDEPENDENCE

     Messrs. Gray, de Havilland, McCloy and Merrion are independent directors under the definition of NASDAQ Rule 4500(a)(15). The members of our Audit Committee, Messrs. Gray, McCloy and Merrion, are also independent under the more restrictive independence standard applicable to Audit Committees in NASDAQ rule 4350(d). While Clean Diesel Technologies is not listed on a recognized stock exchange, the Board generally follows certain policies of The Nasdaq Stock Market, Inc. as best practice.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     Fees for professional services provided by Eisner LLP, Certified Public Accountants ("Eisner"), Clean Diesel Technologies, Inc.'s independent registered public accounting firm, in the last two fiscal years by category were:

                               2006     2005
                              -------  -------
          Audit Fees          $61,000  $65,178
          Audit-Related Fees        -        -
          Tax Fees                  -        -
          All Other Fees            -        -
                              -------  -------
                              $61,000  $65,178
                              =======  =======

     Audit Fees include fees for the audit of the financial statements, quarterly reviews and assistance with regulatory filings and compliance.

     Pre-Approval Policies and Procedures

     The Clean Diesel Technologies Audit Committee policy is that it must approve in advance an engagement of our independent registered public accounting firm for any audit or non-audit service.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CLEAN DIESEL TECHNOLOGIES, INC.



April 26, 2007                            By: /s/ Bernhard Steiner
--------------                               ---------------------------
Date                                      Bernhard Steiner
                                          Chief Executive Officer, President
                                          and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the date indicated have duly signed this report.


/s/ Bernhard Steiner       Chief Executive Officer, President and Director
------------------------   (principal executive officer)
    Bernhard Steiner

/s/ Ann B. Ruple           Chief Financial Officer, Vice President and Treasurer
------------------------   (principal financial and accounting officer)
    Ann B. Ruple

/s/ John A. de Havilland   Director
------------------------
    John A. de Havilland

/s/ Derek R. Gray          Director, Non-Executive Chairman of the Board of
------------------------   Directors
    Derek R. Gray

/s/ Charles W. Grinnell    Director, Vice President and Corporate Secretary
------------------------
    Charles W. Grinnell

/s/ John J. McCloy II      Director
------------------------
    John J. McCloy II

/s/ David F. Merrion       Director
------------------------
    David F. Merrion


Dated:  April 26, 2007