Form 10-Q
period 2007-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2007-05-15
CIK 949428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q

                                ---------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2007
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______

                        Commission file number: 0-27432
                                                -------

--------------------------------------------------------------------------------
                         CLEAN DIESEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

                    Delaware                        06-1393453
                    --------                        ----------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         Identification No.)


     300 Atlantic Street - Suite 702,Stamford, CT          06901-3522
     --------------------------------------------          ----------
       (Address of principal executive offices)            (Zip Code)

                                 (203) 327-7050
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer       Accelerated Filer       Non-Accelerated Filer X
                       ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 14, 2007, there were 32,200,008 outstanding shares of common stock, par value $0.05 per share.

                            CLEAN DIESEL TECHNOLOGIES, INC.

                             Quarterly Report on Form 10-Q
                          for the Quarter Ended March 31, 2007

                                        INDEX

                                                                                   Page
                                                                                   ----
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements                               3

            Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited)
            and December 31, 2006                                                     3

            Condensed Consolidated Statements of Operations for the Three Months
            Ended March 31, 2007 and 2006 (Unaudited)                                 4

            Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2007 and 2006 (Unaudited)                                 5

            Notes to Condensed Consolidated Financial Statements                      6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                            12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk               15

Item 4.     Controls and Procedures                                                  15

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                         16

            SIGNATURES                                                               17

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEAN DIESEL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in  thousands,  except  share  data)
                                                                 MARCH 31,     DECEMBER 31,
                                                                    2007           2006
                                                                ------------  --------------
                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                       $     6,298   $       5,314
Accounts receivable, net of allowance of $63
  and $34, respectively                                                 151             100
Inventories, net                                                        474             365
Other current assets                                                     72              96
Subscription receivable, net                                              -           2,412
                                                                ------------  --------------

TOTAL CURRENT ASSETS                                                  6,995           8,287
Patents, net                                                            625             603
Fixed assets, net of accumulated depreciation of $369
  and $350, respectively                                                 74              91
Other assets                                                             37              37
                                                                ------------  --------------

TOTAL ASSETS                                                    $     7,731   $       9,018
                                                                ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                $        23   $         330
Accrued expenses                                                        247             740
                                                                ------------  --------------

TOTAL CURRENT LIABILITIES                                               270           1,070

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.05 per share;
  authorized 100,000; no shares issued and outstanding                    -               -
Common Stock, par value $0.05 per share:
  authorized 45,000,000 shares;
    issued and outstanding 32,195,008 and 29,822,468
    shares, respectively                                              1,610           1,491
  subscribed and to be issued 1,083,053 and 3,339,994
    shares, respectively                                                 54             167
Additional paid-in capital, net of subscriptions receivable of
  $1,389 and $1,901, respectively                                    52,585          51,263
Accumulated other comprehensive income                                    4               4
Accumulated deficit                                                 (46,792)        (44,977)
                                                                ------------  --------------

TOTAL STOCKHOLDERS' EQUITY                                            7,461           7,948
                                                                ------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     7,731   $       9,018
                                                                ============  ==============

The accompanying notes are an integral part of the financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    2007            2006
                                               --------------  --------------
Revenue:
  Additive revenue                             $         122   $         150
  Hardware revenue                                        83              45
  License and royalty revenue                             11               1
  Consulting and other                                    --              73
                                               --------------  --------------
    Total revenue                                        216             269

Costs and expenses:
  Cost of revenue                                        116             116
  Selling, general and administrative                  1,803           1,529
  Research and development                                42             218
  Patent amortization and other expense                   97              43
                                               --------------  --------------
    Operating costs and expenses                      (2,058)         (1,906)

  Loss from operations                                (1,842)         (1,637)

Other income (expense):
  Interest income                                         27              27
  Other income (expense)                                  --              26
                                               --------------  --------------

  Net loss                                     $      (1,815)  $      (1,584)
                                               ==============  ==============

Basic and diluted loss per common share        $       (0.06)  $       (0.06)
                                               ==============  ==============
Basic and diluted weighted-average number of
  common shares outstanding                           30,573          25,677
                                               ==============  ==============

The accompanying notes are an integral part of the financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             2007           2006
                                                                         -------------  -------------
OPERATING ACTIVITIES
Net loss                                                                 $     (1,815)  $     (1,584)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization                                                    35             42
  Provision for doubtful accounts, net                                             30             17
  Compensation expense for stock options                                          551             53
Changes in operating assets and liabilities:
  Accounts receivable                                                             (81)           (49)
  Inventories                                                                    (109)            22
  Other current assets and other assets                                            24            (18)
  Accounts payable and accrued expenses                                          (685)           431
                                                                         -------------  -------------
    Net cash used for operating activities                                     (2,050)        (1,086)
                                                                         -------------  -------------

INVESTING ACTIVITIES
Patent costs                                                                      (38)           (34)
Purchase of fixed assets                                                           (2)            --
                                                                         -------------  -------------
    Net cash used for investing activities                                        (40)           (34)
                                                                         -------------  -------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                                     3,047            488
Proceeds from exercise of stock options                                            27             14
                                                                         -------------  -------------
    Net cash provided by financing activities                                   3,074            502
                                                                         -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              984           (618)
Cash and cash equivalents at beginning of the period                            5,314          4,513
                                                                         -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                           $      6,298   $      3,895
                                                                         =============  =============

SUPPLEMENTAL NON-CASH ACTIVITIES:
  Payment of accrued directors' fees in common stock                     $        115             --

The accompanying notes are an integral part of the financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  1.  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION:

In this Quarterly Report on Form 10-Q, the terms "CDT," "Clean Diesel," "Company," "we," "us," or "our" mean Clean Diesel Technologies, Inc. and its wholly-owned subsidiary, Clean Diesel International, LLC.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with Clean Diesel's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006.

The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

RECLASSIFICATIONS:

Some amounts in prior years' financial statements have been reclassified to conform to the current year's presentation.

REVENUE RECOGNITION:

The Company generates revenue from the sale of fuel-borne catalysts (classified as additives), including the Platinum Plus(R) fuel-borne catalyst products and concentrate; hardware including our U.S. Environmental Protection Agency verified Purifier System, our advanced reagent injection system (ARIS(R)) injectors and dosing systems; license and royalty fees from the ARIS System and other technologies; and consulting fees and other.

Revenue is recognized when earned. For technology licensing fees paid by licensees that are fixed and determinable, accepted by the customer and nonrefundable, revenue is recognized upon execution of the license agreement unless it is subject to completion of any performance criteria specified within the agreement, in which case it is deferred until such performance criteria are met. Royalties are frequently required pursuant to license agreements or may be the subject of separately executed royalty agreements. Revenue from royalties is recognized over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements. Revenue from product sales is recognized when title has passed and our products are shipped to our customer, unless the purchase order or contract specifically requires us to provide installation for hardware purchases. For hardware projects in which we are responsible for installation (either directly or indirectly by third-party contractors), revenue is recognized when the hardware is installed and/or accepted, if the project requires inspection and/or acceptance. Other revenue primarily consists of engineering and development consulting services. Revenue from technical consulting services is generally recognized and billed as the services are performed.

In January 2006, Clean Diesel signed a one year contract with a new customer to provide certain consulting and market analysis services for a fee of 130,000 GBP (approximately $230,000). The Company recognized the revenue ratably over the term of the contract. During the three months ended March 31, 2006, the Company recognized $58,000 of revenue relating to this contract.

PATENT EXPENSE:

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. During the three months ended March 31, 2007, we capitalized $38,000 of patent costs. Indirect and other patent-related costs are expensed as incurred. Patent amortization expense was $16,600 and $17,000 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, the Company's patents, net of accumulated amortization, were $625,000 and $603,000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

Selling, general and administrative expense is summarized as the following:

(in  thousands)
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2007           2006
                                                      -------------  -------------
Non-cash stock-based compensation                     $         551  $          53
Severance                                                        --            357
Compensation and benefits                                       601            592
                                                      -------------  -------------
  Total compensation and benefits                     $       1,152  $       1,002
Professional                                                    223            201
Travel                                                          138            124
Occupancy                                                       112            101
Sales and marketing expenses                                     88             47
Depreciation and all other                                       90             54
                                                      -------------  -------------
  Total selling, general and administrative expense   $       1,803  $       1,529
                                                      =============  =============

Compensation expense for the three months ended March 31, 2007 and 2006 includes stock-based compensation charges of $551,000 and $53,000, respectively (see Note
4). During the three months ended March 31, 2006, the Company recorded severance compensation expense of $357,475 for the departure of its former president and chief operating officer, which amount was paid in twelve monthly installments.

NEWLY ADOPTED ACCOUNTING STANDARDS:

Effective January 1, 2007, we adopted the provision of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended March 31, 2007.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our tax years ranging from 2003 through 2006 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. The Company is in the process of determining whether there are any
Section 382 limitations for net operating loss carryforwards. If it is determined that such limitations apply, the Company's gross deferred asset related to the net operating loss carryforwards and the valuation allowance would be reduced by such amount.

NEW ACCOUNTING STANDARDS:

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

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market with cost determined using the average cost method. Inventories consist of the following:

(in  thousands)

                                  MARCH 31,    DECEMBER 31,
                                    2007           2006
                                 -----------  --------------
     Finished Platinum Plus      $      107   $         144
     Platinum concentrate/metal         246             103
     Hardware                           122             119
     Other                               26              26
                                 -----------  --------------
                                 $      501   $         392
     Less:  inventory reserves          (27)            (27)
                                 -----------  --------------
       Inventories, net          $      474   $         365
                                 ===========  ==============

NOTE 3. STOCKHOLDERS' EQUITY

During the first three months of 2007, the Company issued 2,256,941 shares of its common stock in consideration of approximately $3,047,000 cash received from investors to settle stock subscriptions entered into pursuant to CDT's December 2006 private placement. In the December 2006 placement, the Company secured commitments for the purchase of 7,000,000 shares of its common stock, par value $0.05, and warrants for the purchase of an additional 7,000,000 shares of common stock for aggregate gross cash proceeds of $9.5 million (net proceeds of approximately $9.0 million). The securities were sold in investment units consisting of one share of common stock, one Class A Warrant and one Class B Warrant, each warrant entitling the holder to purchase one additional share of common stock for every two shares of common stock acquired in the offering at a purchase price of $1.35 per unit. Of the aggregate cash proceeds, $5.0 million ($4.7 million, net) had been received by December 31, 2006 and comprised 3,660,006 shares of our common stock. Of the remaining balance of $4.5 million, $2.5 million was paid by subscribers by March 23, 2007 and, net of the related placement fee of approximately $0.1 million, or $2.4 million, was classified in current assets as subscriptions receivable on the December 31, 2006 Consolidated Balance Sheet and represented 1,867,773 shares of our common stock. Net subscriptions receivable of $1.9 million (net of the related placement fees of approximately $0.1 million) that had not been collected as of March 23, 2007 were classified as a reduction of stockholders' equity as of December 31, 2006 and represented 1,472,221 shares of our common stock.

At March 31, 2007, the remaining net subscriptions receivable from the 2006 private placement of approximately $1,389,000 have been classified as a reduction of stockholders' equity and represent 1,083,053 shares of our common stock.

On January 12, 2007, the Company issued 85,714 shares of its common stock to three non-executive members of the CDT board of directors as payment (or partial payment in the case of one director) of $115,000 in lieu of cash for directors' fees earned in 2006. The number of shares of our common stock issued to the directors was determined based upon the average of our high and low prices during each quarter of 2006 on the OTCBB and AIM markets.

In the first three months of 2007, CDT issued 29,885 shares of its common stock upon exercise of stock options for aggregate proceeds to the Company of approximately $27,000.

During the first three months of 2006, Clean Diesel received $487,500 cash (net of $12,500 in expenses) for subscriptions for 705,000 shares of its common stock pursuant to an offshore private placement completed in November 2005.

NOTE 4.  STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (Revised 2004), "Share Based Payment," using the modified prospective transition method. SFAS No. 123(R) requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors, including grants of employee stock options, based on estimated fair values on the date of grant.

Share-based compensation cost recognized under SFAS 123(R) was approximately $551,000 and $53,000 for the three months ended March 31, 2007 and 2006, respectively. Compensation costs for stock options which vest over time are recognized over the vesting period. As of March 31, 2007, there was approximately $570,500 of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years.

The Company maintains a stock award plan approved by its stockholders, the 1994 Incentive Plan (the "Plan"). Under the Plan, awards may be granted to participants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based awards or cash, or combinations of these as determined by the board of directors. Awards are granted at fair market value on the date of grant and typically expire ten years after date of grant. Participants in the Plan may include the Company's directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as the board of directors may determine. The maximum number of awards allowed under the Plan is 17.5% of the Company's outstanding common stock less the then outstanding awards, subject to sufficient authorized shares.

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the three months ended March 31, 2007:

                                                    Weighted-
                                                     Average
                                       Weighted-    Remaining
                                        Average    Contractual  Aggregate
                           Number of    Exercise     Term in    Intrinsic
                             Shares      Price        Years       Value
--------------------------------------------------------------------------
Options Outstanding as of
  December 31, 2006        3,240,437   $    2.060
    Granted                  625,000   $    1.820
    Exercised                (29,885)  $    0.900
    Forfeited                (49,667)  $    1.181
    Expired                  (96,667)  $    4.625
--------------------------------------------------------------------------
Options outstanding as of
  March 31, 2007           3,689,218   $    1.935         6.61  $1,430,529
Options exercisable as of
  March 31, 2007           3,154,218   $    1.992         6.15  $1,141,487

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price on March 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

Proceeds received from the exercise of stock options were approximately $27,000 for the three months ended March 31, 2007, and were included in financing activities on the Company's Consolidated Statements of Cash Flows. The total intrinsic value of stock options exercised for the three months ended March 31, 2007 and 2006 was $30,553 and $3,000, respectively.

On January 4, 2007, the board of directors granted 625,000 option shares to employees, directors and consultants at an exercise price of $1.82 per share. The directors' options are exercisable immediately. The other options vest as to one-third, immediately upon grant and as to one-third, upon each of the first and second anniversaries of grant. The weighted-average fair value at the date of grant for options granted during the three months ended

March 31, 2007 was $1.493 per share and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

     Expected term in years    8.64
     Risk-free interest rate   4.67%
     Expected volatility      104.7%
     Dividend yield             0%
     Forfeiture rate           5.0%

The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Key input assumptions used to estimate the fair value of stock options include the expected term, expected volatility of the Company's stock, the risk free interest rate, option forfeiture rates, and dividends, if any. The expected term of the options is based upon the historical term until exercise or expiration of all granted options. The expected volatility is derived from the historical volatility of the Company's stock on the U.S. Over the Counter market and the U.K. AIM of the London Stock Exchange for a period that matches the expected term of the option. The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The estimate is based on the Company's historical rates of forfeitures. SFAS No. 123R also requires estimated forfeitures to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the future.

NOTE  5.  COMMITMENTS

The Company is obligated under a five-year sublease agreement through March 2009 for its principal office (3,925 square feet) at an annual cost of approximately $125,000, including rent, utilities and parking. The Company is obligated under a four-year lease through July 2008 for 2,750 square feet of warehouse space at an annual cost of approximately $21,000, including utilities. In addition, the Company is obligated under a lease through September 2007 for 400 square feet of administrative space in the U.K. at an annual cost of approximately $33,000, including utilities and communication services.

Effective October 28, 1994, Fuel Tech, Inc., successor to Fuel-Tech N.V. ("Fuel Tech"), the company that spun CDT off in a rights offering in December 1995, granted two licenses to the Company for all patents and rights associated with its platinum fuel-based catalyst technology. Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses. In exchange for the assignment commencing in 1998, the Company is obligated to pay Fuel Tech a royalty of 2.5% of its annual gross revenue attributable to sales of the platinum fuel-borne catalysts. The royalty obligation expires in 2008. CDT may terminate the royalty obligation to Fuel Tech by payment of $2.2 million in 2007 or $1.1 million in 2008. CDT, as assignee and owner, maintains the technology at its expense. Royalty expense incurred under this obligation for the three months ended March 31, 2007 and 2006 was $2,776 and $3,756, respectively. Royalties payable to Fuel Tech at March 31, 2007 and December 31, 2006 were $2,776 and $14,500, respectively.

NOTE 6.  RELATED PARTY TRANSACTIONS

The Company has a Management and Services Agreement with Fuel Tech that requires the Company to reimburse Fuel Tech for management, services and administrative expenses incurred on its behalf at a rate equal to an additional 3 to 10% of the costs paid on the Company's behalf, dependent upon the nature of the costs incurred. Currently, and for the last three years, the Company has reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT. The Company's Consolidated Statements of Operation include charges from Fuel Tech of certain management and administrative costs of approximately $18,000 in each of the three-month periods ended March 31, 2007 and 2006. The Company believes the charges under this Management and Services Agreement are reasonable and fair. The Management and Services Agreement is for an indefinite term but may be cancelled by either party by notifying the other in writing of the cancellation on or before May 15 in any year.

NOTE  7.  SIGNIFICANT  CUSTOMERS

For the three months ended March 31, 2007 and 2006, revenue derived from certain customers comprised 10% or more of our consolidated revenue ("significant customers") as set forth in the table below:

                     THREE MONTHS ENDED
                          MARCH 31,
                     2007           2006
                 -------------  -------------
     Customer A          18.5%             *
     Customer B             *           21.6%
     Customer C          13.0%          12.6%
     Customer D             *           11.9%

     * Represents less than 10% revenue for that customer in the applicable period. There were no other customers that represented 10% or more of revenue for the periods indicated.

In addition, at March 31, 2007 Clean Diesel had three customers, including Customers A and C in the table above, that represented approximately 49% of its gross accounts receivable balance.

NOTE 8.  COMPREHENSIVE LOSS

Components of comprehensive loss follow:

(in thousands)
                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                  2007          2006
                                              ------------  ------------
     Net loss                                 $      1,815  $      1,584
     Other comprehensive income:
     Foreign currency translation adjustment             -             -
                                              ------------  ------------
       Comprehensive loss                     $      1,815  $      1,584
                                              ============  ============

NOTE  9.  GEOGRAPHIC  INFORMATION

CDT sells its products and licenses its technologies throughout the world. A geographic distribution of revenue consists of the following:

(in thousands)
                     THREE MONTHS ENDED
                         MARCH 31,
                    2007           2006
                -------------  -------------
     REVENUE:
     US         $         159  $         178
     UK/Europe             36             18
     Asia                  21             73
                -------------  -------------
       Total    $         216  $         269
                =============  =============

The Company has patent coverage in North America, Europe, Asia and South America. As of March 31, 2007 and December 31, 2006, approximately 24% and 76% of our patents, net of accumulated amortization, are attributable to the U.S. patents and corresponding foreign patents, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Three Months ended March 31, 2007 Compared to Three Months ended March 31, 2006

Total revenue in the three months ended March 31, 2007 was $216,000 compared to $269,000 in the three months ended March 31, 2006, a decrease of $53,000, or 19.7%, reflecting decreases in additive, consulting and other revenue, partially offset by increases in hardware, licensing fees and royalties. Operating revenue in the three months ended March 31, 2007 consisted of approximately 56.5% in additive sales, 38.4% in hardware sales, 5.1% in technology licensing fees and royalties and zero in consulting and other revenue. Operating revenue in the three months ended March 31, 2006 consisted of approximately 55.8% in additive sales, 16.7% in hardware sales, 0.4% in technology licensing fees and royalties and 27.1% in consulting and other revenue. The mix of our revenue sources during any reporting period may have a material impact on our operating results. In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Additive revenue in the three months ended March 31, 2007 was $122,000 compared to $150,000 in the three months ended March 31, 2006, a decrease of $28,000, or 18.7%, due to a shift in order placement resulting from a transition of supply chain to distribution partners. Hardware revenue was $83,000 in the three months ended March 31, 2007 compared to $45,000 in the same 2006 period, an increase of $38,000, or 84.4%, due to increased sales of our ARIS advanced reagent injector and dosing systems for selective catalytic reduction. License fees and royalty revenue was $11,000 in the three months ended March 31, 2007 compared to $1,000 in the three months ended March 31, 2006, an increase of $10,000 primarily due to royalty payments related to our ARIS technology. Consulting and other revenue was zero in the three months ended March 31, 2007 compared to $73,000 in the three months ended March 31, 2006 due to consulting projects we performed in 2006.

During the three months ended March 31, 2007, we made substantial progress in our ongoing initiative to achieve technology license agreements with significant manufacturers and component suppliers. We will announce our achievements as agreements are signed and our licensees have consented to the contents of the announcements.

Cost of revenue was $116,000 in each of the three-month periods ended March 31, 2007 and 2006. Gross profit as a percentage of revenue was 46.3% and 56.9% for three-month periods ended March 31, 2007 and 2006, respectively, with the variation attributable to the mix of revenue in the respective periods.

Selling, general and administrative expenses were $1,803,000 in the three month ended March 31, 2007 compared to $1,529,000 in the comparable 2006 period, an increase of $274,000, or 17.9%. Selling, general and administrative expenses are summarized as follows:

(in thousands)
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2007           2006
                                                      -------------  -------------
Non-cash stock-based compensation                     $         551  $          53
Severance                                                         -           357
Compensation and benefits                                       601            592
                                                      -------------  -------------
  Total compensation and benefits                     $       1,152  $       1,002
Professional                                                    223            201
Travel                                                          138            124
Occupancy                                                       112            101
Sales and marketing expenses                                     88             47
Depreciation and all other                                       90             54
                                                      -------------  -------------
  Total selling, general and administrative expense   $       1,803  $       1,529
                                                      =============  =============

Compensation and benefit expense in the three months ended March 31, 2007 included $551,000 of non-cash charges for the fair value of stock options compared to $53,000 in non-cash stock option compensation expense in the three months ended March 31, 2006 in accordance with SFAS No. 123R, which we adopted in January 2006. The three months ended March 31, 2006 also included $357,475 of severance charges for the former president and chief operating officer who had been released from employment in January 2006.

Professional fees include public relations, investor relations and financial advisory fees. Occupancy costs include office rents, insurance and related costs.

Research and development expenses were $42,000 in the three months ended March 31, 2007 compared to $218,000 in the three months ended March 31, 2006, a decrease of $176,000, or 80.7%, due to significant special costs incurred on a project that was substantially competed during the 2006 period. The 2006 projects included additional laboratory testing on the CWMF technology acquired from Mitsui and a new bio-fuel additive formulation.

Patent amortization and other patent costs increased to $97,000 in the three months ended March 31, 2007 from $43,000 in the comparable 2006 period, due to additional costs associated with the protection of the CDT patents.

Interest income was $27,000 in each of the three months ended March 31, 2007 and 2006.

LIQUIDITY AND SOURCES OF CAPITAL

At March 31, 2007 and December 31, 2006, we had cash and cash equivalents of $6,298,000 and $5,314,000, respectively, an increase of $984,000. Our working capital was $6,725,000 at March 31, 2007 compared to $7,217,000 at December 31, 2006, a decrease of $492,000 primarily due to a reduction of accounts payable and accrued expenses.

In the three months ended March 31, 2007, operating activities used $2,050,000 of cash primarily to fund the 2007 net loss of $1,815,000, adjusted for non-cash items. Included in the 2007 non-cash items was $551,000 stock option compensation expense accounted for in accordance with SFAS No. 123R, which we adopted in January 1, 2006. Our accounts payable and accrued expenses used $685,000 of our operating cash flow. Our March 31, 2007 accrued expenses include $180,000, the remaining portion of the placement fee due to the placement agent for the 2006 private placement.

We used $40,000 for investing activities in the three months ended March 31, 2007, primarily for investments in our patents. We expect to continue to invest in our patents.

Cash provided by financing activities was $3,074,000 in the three months ended March 31, 2007 due to proceeds from collection of subscriptions receivable from the 2006 private placement and proceeds from the exercise of stock options.

During the three months ended March 31, 2007, we collected approximately $3,047,000 of our subscriptions receivable from the December 2006 private placement. In December 2006, we entered into definitive agreements with investors for the purchase by these investors of 7.0 million shares of our common stock and warrants for the right to acquire an additional 7.0 million shares of our common stock, for the total gross sales price of $9.5 million (proceeds, net of $410,000 in expenses, amount to approximately $9.0 million) of which $2.4 million, net of expenses, was classified in current assets as subscriptions receivable and $1.9 million, net of expenses, representing unpaid subscriptions receivable that remained unpaid as of March 23, 2007 were included as a reduction of stockholders' equity on the Consolidated Balance Sheet at December 31, 2006. At March 31, 2007, $1,389,000, net of expenses, representing unpaid subscriptions receivable that remained unpaid as of March 31, 2007 were included as a reduction of stockholders' equity on the Consolidated Balance Sheet at March 31, 2007.

In the December 2006 private placement, each investment unit was sold for $1.35 and was comprised of one share of our common stock, one Class A Warrant and one Class B Warrant, each warrant entitling the holder to acquire one additional share of common stock for every two shares purchased in the offering. In the aggregate, the warrants comprise 3.5 million Class A Warrants and 3.5 million Class B Warrants. The Class A Warrants are exercisable at a per share price of $2.00 and expire on July 2, 2007. The Class B Warrants are exercisable at a per share price of $2.50 and expire on December 29, 2007. We are using the proceeds from this private placement for general working capital purposes, including the protection of our intellectual property. Of the total shares sold, 6,690,689 were sold to non-U.S. investors, primarily in the U.K., and the Company claims the exemption from registration provided by Regulation S under the 1933 Securities Act. Of the total shares sold, 309,312 were sold to investors in the U.S., and the Company claims the exemption from registration provided by Regulation D under the Act.

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

Our management believes that our available funds at March 31, 2007 and the funds to be collected from subscriptions receivable will be sufficient to sustain our operations at current levels into 2008. These funds consist of available cash and the funding derived from our revenue sources. At March 31, 2007, we expect a cash infusion of approximately $1.4 million, net of expenses, upon settlement of remaining stock subscriptions receivable that were committed in conjunction with our December 2006 private placement. There is also the possibility that some or all of the 7.0 million warrants issued in connection with the December 2006 private placement may be exercised which could generate additional cash.

We have incurred losses since inception aggregating $46,792,000 which amount includes $4,752,000 of non-cash preferred stock dividends. We expect to incur losses through the foreseeable future until our products and technological solutions achieve greater awareness. Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, catalyzed wire mesh filters and from ARIS license fees and royalties, revenue to date has been insufficient to cover our operating expenses, and we continue to be dependent upon sources other than operations to finance our working capital requirements. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, it will be on acceptable terms.

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

Our transactions are primarily denominated in U.S. dollars. We typically make certain payments in various foreign currencies for salary expense, patent annuities and maintenance, product tests and registration, local marketing and promotion, and consultants.


ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company's principal executive and principal financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

CHANGES IN INTERNAL CONTROLS

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS

(a)  Exhibits

    Exhibit
    Number        Description
    -------       -----------

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

      32          Certification Pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K on January 10, 2007 regarding the private placement of shares of our common stock completed in December 2006.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CLEAN DIESEL TECHNOLOGIES, INC.
                                   -------------------------------
                                   (Registrant)



Date:  May 15, 2007                 By: /s/ Bernhard Steiner
                                        ------------------------------
                                        Bernhard Steiner
                                        Director, President and
                                        Chief Executive Officer

Date:  May 15, 2007                 By: /s/ Ann B. Ruple
                                        ------------------------------
                                        Ann B. Ruple
                                        Chief Financial Officer,
                                        Vice President and Treasurer