Form 10-Q
period 2007-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2007-08-14
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 0-27432

CLEAN DIESEL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1393453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Atlantic Street - Suite 702, Stamford, CT	06901-3522
(Address of principal executive offices)	(Zip Code)

(203) 327-7050
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 13, 2007, there were 7,382,829 outstanding shares of common stock, par value $0.01 per share.

CLEAN DIESEL TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2007

Index

PART I.          FINANCIAL INFORMATION
Item 1.            Condensed Consolidated Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,778	$5,314
Accounts receivable, net of allowance of $63 and $34, respectively	1,031	100
Inventories, net	609	365
Other current assets	103	96
Subscription receivable, net	─	2,412
Total current assets	12,521	8,287
Patents, net	638	603
Fixed assets, net of accumulated depreciation of $385 and $350, respectively	74	91
Other assets	37	37
Total assets	$13,270	$9,018

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$174	$330
Accrued expenses	457	740
Total current liabilities	631	1,070

Stockholders’ equity:
Preferred Stock, par value $0.01 per share; authorized 100,000 shares; no shares issued and outstanding	─	─
Common Stock, par value $0.01 per share: authorized 12,000,000 shares; issued 7,115,232 and 5,964,493 shares, respectively	71	60
subscribed and to be issued 0 and 667,998 shares, respectively	─	7
Additional paid-in capital, net of subscriptions receivable of $0 and $1,901, respectively	59,875	52,854
Treasury stock, 86 and 0 shares, respectively, of common stock, at cost	(1)	─
Accumulated other comprehensive income	5	4
Accumulated deficit	(47,311)	(44,977)
Total stockholders’ equity	12,639	7,948
Total liabilities and stockholders’ equity	$13,270	$9,018

The accompanying notes are an integral part of the financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product sales	$139	$218	$344	$413
Technology licensing fees and royalties	1,104	1	1,115	2
Consulting and other	─	60	─	133
Total revenue	1,243	279	1,459	548

Costs and expenses:
Cost of revenue	105	156	221	272
Selling, general and administrative	1,495	1,186	3,298	2,715
Research and development	150	177	192	395
Patent amortization and other expense	79	50	176	93
Operating costs and expenses	1,829	1,569	3,887	3,475

Loss from operations	(586)	(1,290)	(2,428)	(2,927)

Other income (expense):
Interest income	67	21	94	48
Other income (expense)	─	79	─	105

Net loss	$(519)	$(1,190)	$(2,334)	$(2,774)
Basic and diluted loss per common share	$(0.08)	$(0.23)	$(0.37)	$(0.54)
Basic and diluted weighted-average number of common shares outstanding	6,550	5,222	6,333	5,179

The accompanying notes are an integral part of the financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net loss	$(2,334)	$(2,774)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	68	79
Provision for doubtful accounts, net	30	18
Compensation expense for stock options	642	106
Changes in operating assets and liabilities:
Accounts receivable	(961)	(57)
Inventories	(244)	(161)
Other current assets and other assets	(7)	(44)
Accounts payable and accrued expenses	(298)	381
Net cash used for operating activities	(3,104)	(2,452)

Investing activities
Patent costs	(68)	(62)
Purchase of fixed assets	(18)	─
Net cash used for investing activities	(86)	(62)

Financing activities
Proceeds from issuance of common stock, net	4,313	488
Proceeds from exercise of warrants, net	4,346	─
Proceeds from exercise of stock options	40	14
Stockholder-related charges	(45)	─
Net cash provided by financing activities	8,654	502

Net increase (decrease) in cash and cash equivalents	$5,464	$(2,012)
Cash and cash equivalents at beginning of the period	5,314	4,513
Cash and cash equivalents at end of the period	$10,778	$2,501

Supplemental non-cash activities:
Payment of accrued directors’ fees in common stock	$140	$94

The accompanying notes are an integral part of the financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Significant Accounting Policies

Basis of Presentation:

In this Quarterly Report on Form 10-Q, the terms “CDT,” “Clean Diesel,” “Company,” “we,” “us,” or “our” mean Clean Diesel Technologies, Inc. and its wholly-owned subsidiary, Clean Diesel International, LLC.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with Clean Diesel’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006.

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

Reverse Split of Common Stock:

On June 15, 2007, the Company effected a five-for-one reverse split of its common stock (see Note 3).  All historical share numbers and per share amounts in these financial statements have been adjusted to give effect to this reverse split.

Reclassifications:

Some amounts in prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Revenue Recognition:

The Company generates revenue from the sale of fuel-borne catalysts (included in product sales), including the Platinum Plus® fuel-borne catalyst products and concentrate; hardware (included in product sales) including our U.S. Environmental Protection Agency verified Purifier System, our advanced reagent injection system (ARIS®) injectors and dosing systems; technology licensing and royalty fees from the ARIS System and other technologies; and consulting fees and other.

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

Index

Patent Expense:

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years.  During the six months ended June 30, 2007, we capitalized $68,000 of patent costs.  Indirect and other patent-related costs are expensed as incurred.  Patent amortization expense for the three and six months ended June 30, 2007 was $16,600 and $33,100, respectively, and for the three and six months ended June 30, 2006 was $11,000 and $28,100, respectively.  At June 30, 2007 and December 31, 2006, the Company’s patents, net of accumulated amortization, were $638,000 and $603,000, respectively.

Selling, General and Administrative Expense:

Selling, general and administrative expense is summarized as the following:

(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Non-cash stock-based compensation	$91	$53	$642	$106
Severance	─	─	─	357
Compensation and benefits	653	582	1,254	1,174
Total compensation and benefits	$744	$635	$1,896	$1,637
Professional	365	231	588	432
Travel	158	135	296	259
Occupancy	123	95	235	196
Sales and marketing expenses	72	42	160	89
Depreciation and all other	33	48	123	102
Total selling, general and administrative expense	$1,495	$1,186	$3,298	$2,715

Compensation expense for the three and six months ended June 30, 2007 and 2006 includes stock-based compensation charges of $91,000, $642,000, $53,000 and $106,000, respectively (see Note 4).  During the six months ended June 30, 2006, the Company recorded severance compensation expense of $357,475 for the departure of its former president and chief operating officer, which amount was paid in twelve monthly installments.

Newly Adopted Accounting Standards:

Effective January 1, 2007, we adopted the provision of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate.  Our tax years ranging from 2003 through 2006 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

Index

New Accounting Standards:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively.  The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS No. 159 is effective for the Company’s fiscal year 2008.  The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.  We are currently evaluating the impact, if any, of SFAS No. 159 on the Company’s consolidated financial statements.

Note 2.  Inventories

Inventories are stated at the lower of cost or market with cost determined using the average cost method.  Inventories consist of the following:

(in thousands)
	June 30,	December 31,
	2007	2006
Finished Platinum Plus	$151	$144
Platinum concentrate/metal	312	103
Hardware	122	119
Other	39	26
	$624	$392
Less: inventory reserves	(15)	(27)
Inventories, net	$609	$365

Note 3.  Stockholders’ Equity

Authorized Capital Stock; Reverse Split

As of December 31, 2006, adjusted for the effect of the reverse split, the Company had 9.1 million shares authorized, 9 million shares of which are $0.01 par value common stock and 100,000 of which are $0.01 par value preferred stock.  At the Company’s annual meeting of stockholders held on June 7, 2007, the stockholders approved a five-for-one reverse split of the Company’s common stock, a reduction of the par value of the Company’s preferred and common stock from $0.05 per share to $0.01 per share and an increase in the number of shares of common stock the Company is authorized to issue from 9 million to 12 million.  Such actions became effective at the close of business on June 15, 2007 when the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware.  The historical share numbers and per share amounts in these financial statements have been adjusted to give effect to the reverse split.

In conjunction with the reverse split, we incurred costs aggregating approximately $21,000, primarily from our transfer agents and outside legal counsel which were charged to additional paid-in capital in the six months ended June 30, 2007.  We also charged an aggregate of $24,000 to additional paid-in capital for costs incurred to date in connection with our filing of a Registration Statement on Form S-1 with the SEC on June 29, 2007 and our submission of an application for listing on the NASDAQ Capital Market on June 29, 2007.

Index

We acquired 86 shares of our common stock, held in treasury, from the fractional shares that will be paid in cash in lieu of fractional shares to stockholders as stockholders surrender old stock certificates for new stock certificates.  The cash value of the fractional shares was determined based upon the average of our high and low prices on June 15, 2007 on the OTCBB and AIM markets with the average AIM price translated at the foreign exchange rate then in effect.

At the Company’s annual meeting of stockholders held on June 15, 2006, the stockholders approved an amendment to increase the number of shares of common stock the Company is authorized to issue from 6 million to 9 million.  Such amendment became effective on June 21, 2006 when the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware.

Issuance of Common Shares

In the first six months of 2007, the Company issued 667,993 shares of its common stock in consideration of approximately $4.5 million ($4.3 million, net of expenses) cash received from investors to settle stock subscriptions entered into pursuant to CDT’s December 2006 private placement.  In the December 2006 placement, the Company secured commitments for the purchase of 1,400,000 shares of its common stock, par value $0.01, and warrants for the purchase of an additional 1,400,000 shares of common stock for aggregate gross cash proceeds of $9.5 million (net proceeds of approximately $9.0 million).  The securities were sold in investment units consisting of one share of common stock, one Class A Warrant and one Class B Warrant, each warrant entitling the holder to purchase one additional share of common stock for every two shares of common stock acquired in the offering at a purchase price of $6.75 per unit.  Of the aggregate cash proceeds, $5.0 million ($4.7 million, net) had been received by December 31, 2006 and comprised 732,001 shares of our common stock.  Of the remaining balance, $2.4 million, net, was paid by subscribers by March 23, 2007 and was classified in current assets as subscriptions receivable on the December 31, 2006 Consolidated Balance Sheet and $1.9 million, net, was paid by June 7, 2007 and was classified as a reduction of additional paid-in capital on the December 31, 2006 Consolidated Balance Sheet.  The aggregate placement fee we incurred for the funds generated by the December 2006 private placement were approximately $410,000.

In the six months ended June 30, 2007, the Company received approximately $4.3 million, net of expenses, upon the exercise of Class A Warrants to acquire 447,134 shares of our common stock (see Note 4).

On January 12, 2007, the Company issued 17,142 shares of its common stock to three non-executive members of the CDT board of directors as payment (or partial payment in the case of one director) of $115,000 in lieu of cash for directors’ fees earned in 2006.  The number of shares of our common stock issued to the directors was determined based upon the average of our high and low prices during each quarter of 2006 on the OTCBB and AIM markets.

On June 19, 2007, the Company issued 2,457 shares of common stock, valued at $25,000, to two non-executive members of the Board of Directors in lieu of fees for services rendered during the first quarter of 2007.  The number of shares of our common stock issued to the directors was determined based upon the average of our high and low prices during the first quarter of 2007 on the OTCBB and AIM markets.

In the first six months of 2007, CDT issued 16,007 shares of its common stock upon exercise of stock options for aggregate proceeds to the Company of approximately $40,000.

During the first six months of 2006, Clean Diesel received $487,500 cash (net of $12,500 in expenses) for subscriptions for 141,000 shares of its common stock pursuant to an offshore private placement completed in November 2005.

Index

Note 4.  Stock Options and Warrants

Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment,” using the modified prospective transition method.  SFAS No. 123(R) requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors, including grants of employee stock options, based on estimated fair values on the date of grant.

Share-based compensation cost recognized under SFAS 123(R) was approximately $91,000 and $642,000 for the three and six months ended June 30, 2007, respectively, and approximately $53,000 and $106,000, respectively, for the three and six months ended June 30, 2006.  Compensation costs for stock options which vest over time are recognized over the vesting period.  As of June 30, 2007, there was approximately $449,000 of unrecognized compensation cost related to stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.8 years.

The Company maintains a stock award plan approved by its stockholders, the 1994 Incentive Plan (the “Plan”).  Under the Plan, awards may be granted to participants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based awards or cash, or combinations of these as determined by the board of directors.  Awards are granted at fair market value on the date of grant and typically expire ten years after date of grant.  Participants in the Plan may include the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as the board of directors may determine.  The maximum number of awards allowed under the Plan is 17.5% of the Company’s outstanding common stock less the then outstanding awards, subject to sufficient authorized shares.

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of December 31, 2006	648,087	$10.082
Granted	125,000	$9.100
Exercised	(21,785)	$6.776
Forfeited/cancelled	(13,550)	$5.075
Expired	(20,333)	$23.018
Options outstanding as of June 30, 2007	717,419	$9.717	6.36	$3,250,407
Options exercisable as of June 30, 2007	610,620	$10.017	5.88	$2,599,366

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

Proceeds received from the exercise of stock options were approximately $40,000 in cash for the six months ended June 30, 2007 (included in financing activities on the Company’s Condensed Consolidated Statements of Cash Flows) along with 5,778 shares of common stock surrendered and 2,416 shares cancelled to finance cashless exercise of options.  The total intrinsic value of stock options exercised for the three and six months ended June 30, 2007 was $79,795 and $110,348, respectively, and $0 and $3,000, respectively, for the three and six months ended June 30, 2006.

Index

On January 4, 2007, the board of directors granted 125,000 option shares to employees, directors and consultants at an exercise price of $9.10 per share.  The directors’ options are exercisable immediately.  The other options vest as to one-third, immediately upon grant and as to one-third, upon each of the first and second anniversaries of grant.  The weighted-average fair value at the date of grant for options granted in 2007 was $7.775 per share and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected term in years	8.64
Risk-free interest rate	4.67%
Expected volatility	104.7%
Dividend yield	0%
Forfeiture rate	5.0%

The Company estimates the fair value of stock options using a Black-Scholes option pricing model.  Key input assumptions used to estimate the fair value of stock options include the expected term, expected volatility of the Company’s stock, the risk free interest rate, option forfeiture rates, and dividends, if any.  The expected term of the options is based upon the historical term until exercise or expiration of all granted options.  The expected volatility is derived from the historical volatility of the Company’s stock on the U.S. Over the Counter market and the U.K. AIM of the London Stock Exchange for a period that matches the expected term of the option.  The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option.  SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  The estimate is based on the Company’s historical rates of forfeitures.  SFAS No. 123R also requires estimated forfeitures to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the future.

Warrants

Warrant activity for the six months ended June 30, 2007 is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding and to be issued as of December 31, 2006	1,557,424	$10.98
Issued	74,142	8.44
Exercised	(447,134)	10.00
Forfeited	(27)	11.49
Expired	─	─
Warrants outstanding and exercisable as of June 30, 2007	1,184,405	$11.20
Weighted-average remaining contractual term in years	1.17
Aggregate intrinsic value	$3,443,412

All of the outstanding warrants are exercisable.  In 2007, Clean Diesel Technologies issued the remaining amount of warrants due the placement agent for the December 2006 private placement.  In June 2007, the Company received $4.5 million ($4.3 million, net of expenses) upon the exercise of Class A Warrants to acquire 447,134 shares of common stock.  The Company received $2.6 million ($2.5 million, net of expenses) after June 30, 2007 upon the exercise of 252,749 Class A Warrants and 9,500 Class B Warrants.  The aggregate placement fee for the funds generated from the exercise of these warrants was $250,000 of which approximately $158,000 was allocated to the funds received during the Company’s second quarter and $92,000 was allocated to the funds received during the third quarter.  The Class A and B Warrants had been issued in conjunction with the December 2006 private placement (see Note 3).

The Class A Warrants entitled the holder until July 2, 2007 to purchase, at a price of $10.00 per share, one share of common stock for every two shares of common stock acquired in the December 2006 private placement.  The Class B Warrants entitle the holder until December 29, 2007 to purchase, at a price of $12.50 per share, one share of common stock for every two shares of common stock acquired in the December 2006 private placement.

Index

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

Effective October 28, 1994, Fuel Tech, Inc., successor to Fuel-Tech N.V. (“Fuel Tech”), the company that spun CDT off in a rights offering in December 1995, granted two licenses to the Company for all patents and rights associated with its platinum fuel-based catalyst technology.  Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses.  In exchange for the assignment commencing in 1998, the Company is obligated to pay Fuel Tech a royalty of 2.5% of its annual gross revenue attributable to sales of the platinum fuel-borne catalysts.  The royalty obligation expires in 2008.  CDT may terminate the royalty obligation to Fuel Tech by payment of $2.2 million in 2007 or $1.1 million in 2008.  CDT, as assignee and owner, maintains the technology at its expense.  Royalty expense incurred under this obligation for the three months ended June 30, 2007 and 2006 was $3,751 and $3,631, respectively, and for the six months ended June 30, 2007 and 2006 was $6,528 and $7,387, respectively.  Royalties payable to Fuel Tech at June 30, 2007 and December 31, 2006 were approximately $6,500 and $14,500, respectively.

Note 6.  Related Party Transactions

The Company has a Management and Services Agreement with Fuel Tech that requires the Company to reimburse Fuel Tech for management, services and administrative expenses incurred on its behalf at a rate equal to an additional 3 to 10% of the costs paid on the Company’s behalf, dependent upon the nature of the costs incurred.  Currently, and for the last three years, the Company has reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT.  The Company’s Condensed Consolidated Statements of Operation include charges from Fuel Tech of certain management and administrative costs of approximately $18,000 in each of the three months ended June 30, 2007 and 2006 and $35,000 in each of the six months ended June 30, 2007 and 2006 (classified as compensation within our selling, general and administrative expenses).  The Company believes the charges under this Management and Services Agreement are reasonable and fair.  The Management and Services Agreement is for an indefinite term but may be cancelled by either party by notifying the other in writing of the cancellation on or before May 15 in any year.

Note 7.  Technology Licensing Agreements and Other Revenue

During the three months ended June 30, 2007, we executed license agreements with two licensees for our selective catalytic reduction (SCR) emission control (our patented ARIS technologies for control of oxides of nitrogen) and the combination of exhaust gas recirculation (EGR) with SCR technologies.  The licenses expire upon expiration of the licensed patented technologies.  The agreements provide for up-front fees and quarterly royalty payments.  The licenses are non-exclusive and cover specific geographic territories.  The three- and six-month periods ended June 30, 2007 include approximately $1.0 million in technology licensing fees attributable to the new agreements.

Also included in the three and six months ended June 30, 2007 are technology licensing fees from an existing licensee’s September 2004 nonexclusive ARIS stationary license for the U.S. market representing $50,000 of the total $150,000 fee (approximately $50,000 will be paid in each of the next two fiscal quarters).

Consulting and Other

The 2006 three- and six-month periods include consulting fees from services rendered on various projects, including provision of certain consulting and market analysis services pursuant to a consulting contract.

Index

Note 8.  Significant Customers

For the three and six months ended June 30, 2007 and 2006, revenue derived from certain customers comprised 10% or more of our consolidated revenue (“significant customers”) as set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Customer A	*	17.9%	*	*
Customer B	*	21.1%	*	21.4%
Customer C	*	16.5%	*	14.6%
Customer D	80.4%	*	68.5	*

*	Represents less than 10% revenue for that customer in the applicable period. There were no other customers that represented 10% or more of revenue for the periods indicated.

In addition, at June 30, 2007 Clean Diesel had one customer, Customer D in the table above, that represented approximately 91.4% of its gross accounts receivable balance.

Note 9.  Comprehensive Loss

Components of comprehensive loss follow:

(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(519)	$(1,190)	$(2,334)	$(2,774)
Other comprehensive income:
Foreign currency translation adjustment	1		1	
Comprehensive loss	$(518)	$(1,190)	$(2,333)	$(2,774)

Note 10.  Geographic Information

A geographic distribution of revenue consists of the following:

(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
U.S.	$710	$166	$869	$344
U.K./Europe	533	54	569	72
Asia	─	59	21	132
Total	$1,243	$279	$1,459	$548

The Company has patent coverage in North America, Europe, Asia and South America.  As of June 30, 2007, of our patents, net of accumulated amortization, approximately 30% are attributable to the U.S. patents and approximately 70% are attributable to corresponding foreign patents.

Note 11.  Subsequent Events

As outlined in Note 4 - Warrants, after June 30, 2007, we received approximately $2.6 million in cash ($2.5 million, net of expenses) upon the exercise of warrants to acquire 262,249 shares of our common stock.

During July 2007, we issued 5,434 shares of our common stock upon the cashless exercise of 10,000 options.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical facts, so-called “forward-looking statements,” are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company’s filings with the Securities and Exchange Commission.  See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Three Months ended June 30, 2007 Compared to Three Months ended June 30, 2006

Total revenue in the three months ended June 30, 2007 was $1,243,000 compared to $279,000 in the three months ended June 30, 2006, an increase of $964,000, or 345.5%, due to higher technology licensing fees and royalties, lower product sales and lower consulting and other revenue.  Operating revenue in the three months ended June 30, 2007 consisted of approximately 11.2% in product sales and 88.8% in technology licensing fees and royalties and zero in consulting and other revenue.  Operating revenue in the three months ended June 30, 2006 consisted of approximately 78.1% in product sales, 0.4% in technology licensing fees and royalties and 21.5% in consulting and other revenue.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

During the three months ended June 30, 2007, we made substantial progress in our ongoing initiative to consummate technology license agreements with significant manufacturers and component suppliers.  We executed two new technology licensing agreements during the three months ended June 30, 2007 and recognized revenue from license fees for the use of our ARIS® technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.

Product sales in the three months ended June 30, 2007 was $139,000 compared to $218,000 in the three months ended June 30, 2006, a decrease of $79,000, or 36.2%, attributable to declines in all product lines compared to the same prior year period due to order pattern shifts in customer and distributor product sales.  The 2007 period did not include any revenue from hardware sales compared to $73,000 in the 2006 period due to timing of projects and our focus during the period on development of other revenue sources.  Revenue from sales of our fuel-borne catalysts was slightly behind the 2006 period.  Technology licenses fees and royalties in 2007 included fees upon execution of new agreements as noted above and minimum royalties from an existing licensee for use of our mobile ARIS technologies in the U.S.  Consulting and other revenue was zero in the three months ended June 30, 2007 compared to $60,000 in the three months ended June 30, 2006 due to consulting projects we performed in 2006.

Cost of revenue was $105,000 and $156,000, respectively, in the three months ended June 30, 2007 and 2006.

Selling, general and administrative expenses were $1,495,000 in the three months ended June 30, 2007 compared to $1,186,000 in the comparable 2006 period, an increase of $309,000, or 26.1%.  Selling, general and administrative expenses are summarized as follows:

Index

(in thousands)
	Three Months Ended
	June 30,
	2007	2006
Non-cash stock-based compensation	$91	$53
Compensation and benefits	653	582
Total compensation and benefits	$744	$635
Professional	365	231
Travel	158	135
Occupancy	123	95
Sales and marketing expenses	72	42
Depreciation and all other	33	48
Total selling, general and administrative expense	$1,495	$1,186

Compensation and benefit expense in the three months ended June 30, 2007 included $91,000 of non-cash charges for the fair value of stock options compared to $53,000 in non-cash stock option compensation expense in the three months ended June 30, 2006 in accordance with SFAS No. 123R, which we adopted in January 2006.  The three month period ended June 30, 2007 also includes $77,500 in bonuses based upon achievement of certain 2007 milestones, whereas the comparable 2006 period did not include an accrual for bonus expense.

Professional fees include public relations, investor relations and financial advisory fees.  The increase in 2007 professional fees compared to the same 2006 period is primarily due to Sarbanes-Oxley consultants as well as increased use of services of investor relations firms.  Occupancy costs include office rents, insurance, telephone and communications, office supplies and related costs.  The 2007 sales and marketing expenses increased compared to 2006 primarily due to production of marketing literature and increased use of outside consultants.

Research and development expenses were $150,000 in the three months ended June 30, 2007 compared to $177,000 in the three months ended June 30, 2006, a decrease of $27,000, or 15.3%, due to the timing of initiation of our 2007 projects which include field testing of emission control technologies.  The 2006 projects included testing related to diesel particulate filter technology and new bio-fuel technology.

Patent amortization and other patent costs increased to $79,000 in the three months ended June 30, 2007 from $50,000 in the comparable 2006 period, due to higher capitalized costs being amortized and increased costs associated with the filing and prosecution of new CDT patents.

Interest income was $67,000 and $21,000, respectively, in the three months ended June 30, 2007 and 2006 due to higher yields and balances during the 2007 period.

Six Months ended June 30, 2007 Compared to Six Months ended June 30, 2006

Total revenue for the first half of 2007 increased $911,000, or 166.2%, to $1,459,000 from $548,000 in the first half of 2006 due primarily to technology licensing fees.  Operating revenue in the six months ended June 30, 2007 consisted of approximately 23.6% in product sales and 76.4% in technology licensing fees and royalties and zero in consulting and other revenue.  Operating revenue in the six months ended June 30, 2006 consisted of approximately 75.4% in product sales, 0.4% in technology licensing fees and royalties and 24.3% in consulting and other revenue.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

During the six months ended June 30, 2007, we made substantial progress in our ongoing initiative to consummate technology license agreements with significant manufacturers and component suppliers.  During the period, we executed two new technology licensing agreements and recognized revenue from license fees for the use of our ARIS technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.

Index

Product sales in the six months ended June 30, 2007 were $344,000 compared to $413,000 in the same prior year period, a decrease of $69,000, or 16.7%, attributable to declines in all product lines due to timing of projects, order pattern shifts in customer and distributor product sales and our focus during the period on developing other revenue sources.  The 2007 product sales comprise $261,000 in fuel-borne catalysts and $83,000 in hardware sales compared to $296,000 in additives and $117,000 in hardware sales in 2006.  Technology licensing fees and royalties in 2007 included fees upon execution of new agreements as noted above and minimum royalties from an existing licensee for use of our mobile ARIS technologies in the U.S.  Consulting and other revenue was zero in the six months ended June 30, 2007 compared to $133,000 in the six months ended June 30, 2006 due to consulting projects we performed in 2006.

Cost of revenue was $221,000 and $272,000, respectively, in the six months ended June 30, 2007 and 2006.

Selling, general and administrative expenses were $3,298,000 in the six months ended June 30, 2007 compared to $2,715,000 in the comparable 2006 period, an increase of $583,000, or 21.5%.  Selling, general and administrative expenses are summarized as follows:

(in thousands)
	Six Months Ended
	June 30,
	2007	2006
Non-cash stock-based compensation	$642	$106
Severance		357
Compensation and benefits	1,254	1,174
Total compensation and benefits	$1,896	$1,637
Professional	588	432
Travel	296	259
Occupancy	235	196
Sales and marketing expenses	160	89
Depreciation and all other	123	102
Total selling, general and administrative expense	$3,298	$2,715

Compensation and benefit expense in the six months ended June 30, 2007 included $642,000 of non-cash charges for the fair value of stock options compared to $106,000 in non-cash stock option compensation expense in the six months ended June 30, 2006 in accordance with SFAS No. 123R, which we adopted in January 2006.  The 2007 compensation expense includes $77,500 bonus expense based upon milestones, whereas the 2006 period did not include an accrual for bonus expense.  The six months ended June 30, 2006 included $357,475 of severance charges for the former president and chief operating officer who had been released from employment in January 2006.

Professional fees include public relations, investor relations and financial advisory fees.  The increase in 2007 professional fees compared to the same 2006 period is primarily due to Sarbanes-Oxley consultants as well as increased use of services of investor relations firms.  Occupancy costs include office rents, insurance, telephone and communications, office supplies and related costs.  The 2007 sales and marketing expenses increased compared to 2006 primarily due to production of marketing literature and increased use of outside consultants.

Research and development expenses were $192,000 in the six months ended June 30, 2007 compared to $395,000 in the six months ended June 30, 2006, a decrease of $203,000, or 51.4%, due to significant special costs incurred on a project that was substantially competed during the 2006 period and due to the timing of initiation of our 2007 projects.  The 2007 projects include field testing of emission control technologies.  The 2006 projects included testing related to diesel particulate filter technology and new bio-fuel technology.

Patent amortization and other patent related expense was $176,000 in the six months ended June 30, 2007 compared to $93,000 in the same prior year period.  The increase is attributable to higher fees required on foreign patents (annuities) and maintenance (fees on U.S. patents) and amortization expense due to higher capitalized patent costs, as well as filing and prosecution of new CDT patents.

Interest income was $94,000 in the six months ended June 30, 2007 compared to $48,000 in the six months ended June 30, 2006, an increase of $46,000, or 95.8%, due to higher rates of return and higher invested balances during the 2007 period.

Index

Liquidity and Sources of Capital

At June 30, 2007 and December 31, 2006, we had cash and cash equivalents of $10,778,000 and $5,314,000, respectively, an increase of $5,464,000 primarily due to the collection of subscription receivables and the cash infusion upon exercise of warrants.  Our working capital was $11,890,000 at June 30, 2007 compared to $7,217,000 at December 31, 2006, an increase of $4,673,000.

In the six months ended June 30, 2007, operating activities used $3,104,000 of cash primarily to fund the 2007 net loss of $2,334,000, adjusted for non-cash items.  Included in the 2007 non-cash items was stock option compensation expense of $642,000 accounted for in accordance with SFAS No. 123R, which we adopted on January 1, 2006.

Accounts receivable, net, increased to $1,031,000 at June 30, 2007 from $100,000 at December 31, 2006 due to technology licensing fees.  As of July 24, 2007, all but $211,000 of those fees have been paid.

Inventory increased to $609,000 at June 30, 2007 from $365,000 at December 31, 2006 primarily due to the timing of our platinum metal purchases and at a higher cost than the prior year.  In addition, we are maintaining higher inventory balances for our international operations.

Our June 30, 2007 accrued expenses include $158,000 of the aggregate $250,000 fee due to the placement agent for the exercise of warrants through June 30, 2007.

We used $86,000 for investing activities in the six months ended June 30, 2007, primarily for investments in our patents.  We expect to continue to invest in our patents.

Cash provided by financing activities was $8,654,000 in the six months ended June 30, 2007 due to proceeds from collection of subscriptions from the 2006 private placement and proceeds from the exercise of warrants.

During the six months ended June 30, 2007, we collected approximately $4.3 million, net of expenses, representing all of the remaining subscriptions from the December 2006 private placement.  In December 2006, we entered into definitive agreements with investors for the purchase by these investors of 1.4 million shares of our common stock and warrants for the right to acquire an additional 1.4 million shares of our common stock, for the total gross sales price of $9.5 million (proceeds, net of $410,000 in expenses, amount to approximately $9.0 million) of which $2.4 million, net of expenses, was classified in current assets as subscriptions receivable and $1.9 million, net of expenses, representing unpaid subscriptions receivable that remained unpaid as of March 23, 2007 were included as a reduction of stockholders’ equity on the Consolidated Balance Sheet at December 31, 2006.

In the December 2006 private placement, each investment unit was sold for $6.75 and was comprised of one share of our common stock, one Class A Warrant and one Class B Warrant, each warrant entitling the holder to acquire one additional share of common stock for every two shares purchased in the offering.  In the aggregate, the warrants comprise 0.7 million Class A Warrants and 0.7 million Class B Warrants.  The Class A Warrants were exercisable at a per share price of $10.00 and expired on July 2, 2007 (see below).  The Class B Warrants are exercisable at a per share price of $12.50 and expire on December 29, 2007.  We are using the proceeds from this private placement for general working capital purposes.  Of the total shares sold, 1,338,137 were sold to non-U.S. investors, primarily in the U.K., and the Company claims the exemption from registration provided by Regulation S under the 1933 Securities Act.  Of the total shares sold, 61,863 were sold to investors in the U.S., and the Company claims the exemption from registration provided by Regulation D under the Act.

In connection with this private placement, we undertook to apply for the listing of our outstanding shares on a recognized U.S. stock exchange at such time as we should satisfy the applicable listing requirements.  On June 29, 2007, we submitted an application for listing our common stock on the NASDAQ Capital Market.  In connection with submission of that application, we paid an initial fee of $5,000 which was charged to additional paid-in capital.  If we are approved for listing on the NASDAQ Capital Market, additional listing fees will be required.

Also in conjunction with this private placement, we undertook to file a registration statement under the Securities Act of 1933 covering the shares of common stock and the shares of common stock underlying the warrants following completion of the audit of our financial statements for the year 2006.  On June 29, 2007, we filed a Registration Statement on Form S-1 with the SEC covering these shares of common stock.  We estimate that the costs associated with the filing of the registration statement, including review by outside legal counsel and our registered public accountants, SEC filing fees and miscellaneous charges may total approximately $50,000.  To date, we have incurred approximately $19,000 which was charged to additional paid-in capital.

Index

Aggregate stockholder-related charges to additional paid-in capital were $45,000 and included the costs outlined above along with approximately $21,000 incurred to date for services related to our five-for-one reverse stock split.  The reverse split was approved by our stockholders at the annual meeting held on June 7, 2007.  The reverse split became effective at the close of business on June 15, 2007 and has helped us meet the requirements for listing on the NASDAQ Capital Market.

Our management believes that our available funds at June 30, 2007 and the additional funds from the July 2007 exercise of warrants will be sufficient to sustain our operations at current levels through December 2008.  These funds consist of available cash and the funding derived from our revenue sources.  There is also the possibility that some or all of the approximately 0.7 million warrants that expire in December 2007 may be exercised which could generate additional cash.

Through June 30, 2007, we had received approximately $4.3 million, net of expenses, upon exercise of Class A warrants to acquire 447,134 shares of our common stock.  In July 2007, we received approximately $2.6 million, net of expenses, upon exercise of warrants to acquire 262,549 shares of our common stock.

We have incurred losses since inception aggregating $47,311,000 which amount includes $4,752,000 of non-cash preferred stock dividends.  We expect to incur losses through the foreseeable future until our products and technological solutions achieve greater awareness.  Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, catalyzed wire mesh filters and from technology licensing fees and royalties, revenue to date has been insufficient to cover our operating expenses, and we continue to be dependent upon sources other than operations to finance our working capital requirements.  The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, that it will be on acceptable terms.

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

Capital Expenditures

As of June 30, 2007, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Index

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The Company’s principal executive and principal financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Through July 2, 2007, the Company issued shares of its common stock, $0.01 par value, upon the exercise of warrants.  The Company received gross proceeds of approximately $7.1 million from the exercise of warrants to acquire seven-hundred nine thousand, three-hundred eighty-three (709,383) shares of its common stock.  Total gross proceeds of $4.5 million were received in the Company’s second quarter for 447,134 common shares and $2.6 million gross proceeds for 262,249 shares of the Company’s common stock were received in July 2007.  The proceeds will be used for general corporate purposes.  The warrants were exercised by 35 investors (31 non-U.S. investors and 4 U.S. investors).

The warrants exercised included 699,883 of the Company’s Class A Warrants and 9,500 of the Company’s Class B Warrants.  The Class A Warrants expired on July 2, 2007 and were exercisable at a price of $10.00 per share (price adjusted for the reverse split effected at close of business on June 15, 2007).  The Class B Warrants expire on December 29, 2007 and are exercisable at a price of $12.50 per share (price adjusted for the reverse split effected on June 15, 2007).

In connection with the exercise of the warrants, the Company incurred expenses including commissions to the placement agent of approximately $250,000 of which approximately $158,000 was allocated to the funds received in the Company’s second quarter and $92,000 was attributed to the funds received in the Company’s third quarter.

These private placements qualified for the exemptions from registration under the Securities Act of 1933, as amended, (the “Act”) afforded by Regulation S and Regulation D under the Act.  Of the total shares sold, 678,085 were sold to offshore investors, and in connection therewith, the Company claims the exemption from registration provided by Regulation S of the Act.  Of the total shares sold, 31,298 were sold to investors in the United States, and in connection therewith, the Company claims the exemption from registration provided by Regulation D of the Act.  Directors and senior management invested $71,337 for a total of 7,133 common shares.

Item 4.	Submission of Matters to a Vote of Security Holders

At the June 7, 2007 Annual Meeting of Stockholders of CDT, the holders of 4,233,996 (21,169,981 on a pre-split basis) shares of CDT’s common stock were present in person or by proxy.  This attendance was 65.8% of the total of 6,439,001 (32,195,008 on a pre-split basis) shares of common stock outstanding as of the record date of April 9, 2007.

The results of matters submitted to a vote of the stockholders were as follows:

(i)  the proposal to elect six nominees as directors was approved by a vote, adjusted to effect the reverse split, with respect to each individual, as follows:

	Shares	Shares
Name	For	Withheld

John A. de Havilland	4,211,830	22,116
Derek R. Gray	4,229,689	4,306
Charles W. Grinnell	4,232,530	1,466
John J. McCloy II	4,229,689	4,306
David F. Merrion	4,232,530	1,466
Bernhard Steiner	4,229,689	4,306

(ii)  the proposal to ratify the appointment of Eisner LLP as the Company’s independent registered public accounting firm for the year 2007 was approved by a vote, adjusted to effect the reverse split, of 4,233,496 for, 400 shares against and 100 abstentions.

(iii)  the proposal to amend the Company’s Restated Certificate of Incorporation to reduce the authorized capital to 12,100,000 shares, to reduce the par value of shares to $0.01 per share, and to effect the reverse stock split of common stock at an exchange ratio of five to one was approved by a vote, adjusted to effect the reverse split, of 4,219,432 for, 13,161 against and 1,402 abstentions.

Index

Item 6.	Exhibits

(a)	Exhibits

	Exhibit Number	Description
#3(i)(b)
Certificate of Amendment to Restated Certificate of Incorporation dated as of June 15, 2007 (incorporated by reference to Exhibit 3(i)(b) to Registration Statement on Form S-1 filed on June 29, 2007 [File No. 333-144201]).

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32.1	Certification Pursuant to 18 U.S.C. Section 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.
(Registrant)

Date: August 14, 2007	By:	/s/ Bernhard Steiner
Bernhard Steiner
Director, President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Ann B. Ruple
Ann B. Ruple
Chief Financial Officer, Vice President and Treasurer