Form 10-Q
period 2007-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2007-11-14
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 001-33710

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
Large Accelerated Filer☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 12, 2007, there were 7,395,524 outstanding shares of common stock, par value $0.01 per share.

CLEAN DIESEL TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2007

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,251	$5,314
Investments	11,825	─
Accounts receivable, net of allowance of $49 and $34, respectively	1,899	100
Inventories, net	726	365
Other current assets	124	96
Subscriptions receivable, net	─	2,412
Total current assets	15,825	8,287
Patents, net	765	603
Fixed assets, net of accumulated depreciation of $400 and $350, respectively	112	91
Other assets	37	37
Total assets	$16,739	$9,018

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$174	$330
Accrued expenses	708	740
Total current liabilities	882	1,070

Stockholders’ equity:
Preferred Stock, par value $0.01 per share; authorized 100,000 shares; no shares issued and outstanding	─	─
Common Stock, par value $0.01 per share; authorized 12,000,000 shares; issued and outstanding 7,390,829 and 5,964,493 shares, respectively	74	60
subscribed and to be issued 0 and 667,998 shares, respectively	─	7
Additional paid-in capital, net of subscriptions receivable of $0 and $1,901, respectively	62,429	52,854
Accumulated other comprehensive income	14	4
Accumulated deficit	(46,660)	(44,977)
Total stockholders’ equity	15,857	7,948
Total liabilities and stockholders’ equity	$16,739	$9,018

The accompanying notes are an integral part of the financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product sales	$223	$235	$567	$648
Technology licensing fees and royalties	2,237	48	3,352	50
Consulting and other	─	56	─	189
Total revenue	2,460	339	3,919	887

Costs and expenses:
Cost of revenue	167	206	388	478
Selling, general and administrative	1,659	1,157	4,957	3,872
Research and development	100	52	292	447
Patent amortization and other expense	86	53	262	146
Operating costs and expenses	2,012	1,468	5,899	4,943

Income (loss) from operations	448	(1,129)	(1,980)	(4,056)

Other income (expense):
Interest income	204	8	298	56
Other income (expense)	(1)	7	(1)	113

Income (loss) before provision/benefit for income taxes	651	(1,114)	(1,683)	(3,887)

Provision/benefit for income taxes	─	─	─	─

Net income (loss)	$651	$(1,114)	$(1,683)	$(3,887)
Income (loss) per common share:
Basic	$0.09	$(0.21)	$(0.25)	$(0.75)
Diluted	$0.09	$(0.21)	$(0.25)	$(0.75)
Weighted-average number of common shares outstanding:
Basic	7,377	5,232	6,685	5,197
Diluted	7,580	5,232	6,685	5,197

The accompanying notes are an integral part of the financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(1,683)	$(3,887)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	100	116
Provision for doubtful accounts, net	28	26
Compensation expense for stock options	733	155
Changes in operating assets and liabilities:
Accounts receivable	(1,827)	(76)
Inventories	(361)	(149)
Other current assets and other assets	(28)	(31)
Accounts payable and accrued expenses	(47)	196
Net cash used for operating activities	(3,085)	(3,650)

Investing activities
Purchases of investments	(11,825)	─
Patent costs	(212)	(93)
Purchase of fixed assets	(71)	(20)
Net cash used for investing activities	(12,108)	(113)

Financing activities
Proceeds from issuance of common stock, net	4,313	488
Proceeds from exercise of warrants, net	6,867	─
Proceeds from exercise of stock options	83	14
Stockholder-related charges	(143)	─
Net cash provided by financing activities	11,120	502

Effects of exchange rate changes on cash and cash equivalents	10	─

Net decrease in cash and cash equivalents	$(4,063)	$(3,261)
Cash and cash equivalents at beginning of the period	5,314	4,513
Cash and cash equivalents at end of the period	$1,251	$1,252

Supplemental non-cash activities:
Payment of accrued directors’ fees in common stock	$140	$94

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

Revenue is recognized when earned.  For technology licensing fees paid by licensees that are fixed and determinable, accepted by the customer and nonrefundable, revenue is recognized upon execution of the license agreement unless it is subject to completion of any performance criteria specified within the agreement, in which case it is deferred until such performance criteria are met.  Royalties are frequently required pursuant to license agreements or may be the subject of separately executed royalty agreements.  Revenue from royalties is recognized over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements.  Revenue from product sales is recognized when title has passed and products are shipped to customers, unless the purchase order or contract specifically requires us to provide installation for hardware purchases.  For hardware projects in which we are responsible for installation (either directly or indirectly by third-party contractors), revenue is recognized when the hardware is installed and/or accepted, if the project requires inspection and/or acceptance.  Other revenue primarily consists of engineering and development consulting services.  Revenue from technical consulting services is generally recognized and billed as the services are performed.

Index

Patent Expense:

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years.  During the nine months ended September 30, 2007, we capitalized $212,000 of patent costs.  Indirect and other patent-related costs are expensed as incurred.  Patent amortization expense for the three and nine months ended September 30, 2007 was $17,000 and $50,000, respectively, and for the three and nine months ended September 30, 2006 was $16,000 and $44,000, respectively.  At September 30, 2007 and December 31, 2006, the Company’s capitalized costs of its patents, net of accumulated amortization, were $765,000 and $603,000, respectively.

Selling, General and Administrative Expense:

Selling, general and administrative expense is summarized as the following:

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Non-cash stock-based compensation	$91	$49	$733	$155
Severance	─	─	─	357
Compensation and benefits	843	572	2,097	1,746
Total compensation and benefits	$934	$621	$2,830	$2,258
Professional fees and services	228	178	816	610
Travel	145	125	441	384
Occupancy	120	100	355	296
Sales and marketing expenses	182	97	342	186
Depreciation and all other	50	36	173	138
Total selling, general and administrative expense	$1,659	$1,157	$4,957	$3,872

Compensation expense for the three and nine months ended September 30, 2007 and 2006 includes stock-based compensation charges of $91,000, $733,000, $49,000 and $155,000, respectively (see Note 4).  Compensation expense for the three and nine months ended September 30, 2007 includes $309,000 and $382,000, respectively, for bonuses.  During the nine months ended September 30, 2006, the Company recorded severance compensation expense of approximately $357,000 for the departure in January 2006 of its former president and chief operating officer, which amount was paid in twelve monthly installments.

Investments:

Investments represent auction rate securities which are highly liquid, variable-rate debt securities.  While the underlying security has a long-term nominal maturity, the interest rate is reset through dutch auctions that are typically held every 28 days.  As the Company expects to hold its auction rate securities for less than one year, they are classified as a current asset.  The securities trade at par and are callable at par on any interest payment date at the option of the issuer.  Interest is paid at the end of each auction period.  Our investments are classified as "available for sale" under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  The investments are reported at cost, which approximates fair value due to their variable interest rates.  All income generated from these investments were recorded as interest income.  Accrued interest receivable at September 30, 2007 was approximately $37,000.

Income Taxes:

At September 30, 2007, the Company had tax losses available for offset against future years’ taxable income of approximately $37.7 million, expiring between 2009 and 2027.  Because the Company qualifies as a small corporation for Alternative Minimum Tax (AMT) purposes and small corporations are exempt from the AMT, subject to the change of control limitations discussed below, the Company may apply 100% of its net operating loss deduction to eliminate 2007 income taxes.

Index

Utilization of CDT's U.S. federal tax loss carryforwards for the period prior to December 12, 1995 is limited as a result of the ownership change in excess of 50% attributable to the 1995 Fuel Tech rights offering to a maximum annual allowance of $734,500.  Utilization of CDT's U.S. federal tax loss carryforwards for the period after December 12, 1995 and before December 30, 2006 is limited as a result of the ownership change in excess of 50% attributable to the private placement which was effective December 29, 2006 to a maximum annual allowance of $2,518,985.   Utilization of CDT's tax losses subsequent to 2006 may be limited due to cumulative ownership changes in any future three-year period.  It is not anticipated that CDT's U.S. taxable income for the full calendar year 2007 will be in excess of the limited allowable loss carryforwards.

Basic and Diluted Income (Loss) per Common Share:

Basic and diluted income (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding during the reporting period.  Diluted income (loss) per share is computed in a manner similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method.  The Company’s computation of diluted net income (loss) per share for nine months ended September 30, 2007 and the three and nine months ended September 30, 2006 does not include common share equivalents as the result would be anti-dilutive.  Dilutive common share equivalents included in the diluted weighted-average shares outstanding for the three months ended September 30, 2007 consist of 128,896 related to stock options and 73,526 related to warrants.

Newly Adopted Accounting Standards:

Effective January 1, 2007, we adopted the provision of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. It is the Company's policy to record income tax related interest and penalties in general and administrative expense. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate.  Our tax years ranging from 2004 through 2006 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

New Accounting Standards:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for which the provisions of SFAS No. 157 should be applied retrospectively.  The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

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

Index

Note 2.  Inventories

Inventories are stated at the lower of cost or market with cost determined using the average cost method.  Inventories consist of the following:

(in thousands)
	September 30,	December 31,
	2007	2006
Finished Platinum Plus	$101	$144
Platinum concentrate/metal	481	103
Hardware	79	119
Other	80	26
	$741	$392
Less: inventory reserves	(15)	(27)
Inventories, net	$726	$365

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

In conjunction with the reverse split, we incurred costs aggregating approximately $25,000, primarily from our transfer agents and outside legal counsel which were charged to additional paid-in capital in the nine months ended September 30, 2007.  We also charged an aggregate of $66,000 to additional paid-in capital for costs incurred to date in connection with our filing of a Registration Statement on Form S-1 with the SEC and approximately $52,000 related to our initial listing on The NASDAQ Capital Market.  On October 3, 2007, our common stock began trading on The NASDAQ Capital Market under the symbol “CDTI.”

We acquired 86 shares of our common stock, held in treasury, from the fractional shares that will be paid in cash in lieu of fractional shares to stockholders as stockholders surrender old stock certificates for new stock certificates.  The cash value of the fractional shares was determined based upon the average of our high and low prices on June 15, 2007 on the OTCBB and AIM with the average AIM price translated at the foreign exchange rate then in effect.  The Company retired all treasury shares on August 9, 2007.

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

Issuance of Common Shares

In the first nine months of 2007, the Company issued 667,998 shares of its common stock in consideration of approximately $4.5 million ($4.3 million, net of expenses) cash received from investors to settle stock subscriptions entered into pursuant to CDT’s December 2006 private placement.  In the December 2006 placement, the Company secured commitments for the purchase of 1,400,000 shares of its common stock, par value $0.01, and warrants for the purchase of an additional 1,400,000 shares of common stock for aggregate gross cash proceeds of $9.5 million (net proceeds of approximately $9.0 million).  The securities were sold in investment units consisting of one share of common stock, one Class A Warrant and one Class B Warrant, each warrant entitling the holder to purchase one additional share of common stock for every two shares of common stock acquired in the offering at a purchase price of $6.75 per unit.  Of the aggregate cash proceeds, $5.0 million ($4.7 million, net) had been received by December 31, 2006 and comprised 732,001 shares of our common stock.  Of the remaining balance, $2.4 million, net, was paid by subscribers by March 23, 2007 and was classified in current assets as subscriptions receivable on the December 31, 2006 Consolidated Balance Sheet and $1.9 million, net, was paid by June 7, 2007 and was classified as a reduction of additional paid-in capital on the December 31, 2006 Consolidated Balance Sheet.  The aggregate placement fee we incurred for the funds generated by the December 2006 private placement was approximately $410,000.

Index

In the nine months ended September 30, 2007, the Company received approximately $6.9 million, net of expenses, upon the exercise of warrants to acquire 709,383 shares of our common stock (see Note 4).

On January 12, 2007, the Company issued 17,142 shares of its common stock to three non-executive members of the CDT board of directors as payment (or partial payment in the case of one director) of $115,000 in lieu of cash for directors’ fees earned in 2006.  On June 19, 2007, the Company issued 2,457 shares of common stock to two non-executive members of the CDT board of directors as payment of $25,000 in lieu of cash for directors’ fees earned during the first quarter of 2007.  The number of shares of our common stock issued to the directors was determined based upon the average of our high and low prices during each quarter on the OTCBB and AIM.  The grant date for such shares of common stock for purposes of measuring compensation is the last day of the quarter of which the shares are earned, which is the date that the director begins to benefit from, or be adversely affected by, subsequent changes in the price of the stock.  Director’s compensation charged to operations did not materially differ from such measurement.

In the first nine months of 2007, CDT issued 29,441 shares of its common stock upon exercise of 42,201 stock options for aggregate proceeds to the Company of approximately $83,000.

During the first nine months of 2006, Clean Diesel received $487,500 cash (net of $12,500 in expenses) for subscriptions for 141,000 shares of its common stock pursuant to an offshore private placement completed in November 2005.

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

Share-based compensation cost recognized under SFAS 123(R) was approximately $91,000 and $733,000 for the three and nine months ended September 30, 2007, respectively, and approximately $49,000 and $155,000, respectively, for the three and nine months ended September 30, 2006.  Compensation costs for stock options which vest over time are recognized over the vesting period.  As of September 30, 2007, there was approximately $358,000 of unrecognized compensation cost related to stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.7 years.

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

Index

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of December 31, 2006	648,087	$10.082
Granted	125,000	$9.100
Exercised	(42,201)	$6.195
Forfeited/cancelled	(11,134)	$5. 819
Expired	(20,333)	$23.018
Options outstanding as of September 30, 2007	699,419	$9.833	6.14	$2,188,556
Options exercisable as of September 30, 2007	597,620	$10.136	5.64	$1,736,121

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on the last day of its third quarter (September 28, 2007), which would have been received by the option holders had all option holders exercised their options as of that date.

Proceeds received from the exercise of stock options were approximately $83,000 in cash for the nine months ended September 30, 2007 (included in financing activities on the Company’s Condensed Consolidated Statements of Cash Flows) along with 12,760 shares of common stock surrendered to finance cashless exercise of options.  The total intrinsic value of stock options exercised for the three and nine months ended September 30, 2007 was $151,000 and $261,000, respectively, and $0 and $3,000, respectively, for the three and nine months ended September 30, 2006.

On January 4, 2007, the board of directors granted 125,000 option shares to employees, directors and consultants at an exercise price of $9.10 per share.  The directors’ options are exercisable immediately.  The other options vest as to one-third, immediately upon grant and as to one-third, upon each of the first and second anniversaries of grant.  The weighted-average fair value at the date of grant for options granted in 2007 was $7.78 per share and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected term in years	8.64
Risk-free interest rate	4.67%
Expected volatility	104.7%
Dividend yield	0%
Forfeiture rate	5.0%

The Company estimates the fair value of stock options using a Black-Scholes option pricing model.  Key input assumptions used to estimate the fair value of stock options include the expected term, expected volatility of the Company’s stock, the risk free interest rate, option forfeiture rates, and dividends, if any.  The expected term of the options is based upon the historical term until exercise or expiration of all granted options.  The expected volatility is derived from the historical volatility of the Company’s stock in the U.S. (effective October 3, 2007, on The NASDAQ Capital Market and prior to that, on the Over-the-Counter Bulletin Board) and in the U.K. on the Alternative Investment Market (AIM of the London Stock Exchange) for a period that matches the expected term of the option.  The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option.  SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  The estimate is based on the Company’s historical rates of forfeitures.  SFAS No. 123R also requires estimated forfeitures to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the future.

Index

Warrants

Warrant activity for the nine months ended September 30, 2007 is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding and to be issued as of December 31, 2006	1,557,424	$10.98
Issued	74,142	8.44
Exercised	(709,383)	10.03
Forfeited	(27)	11.49
Expired	(107)	10.00
Warrants outstanding and exercisable as of September 30, 2007	922,049	$11.51
Weighted-average remaining contractual term in years	1.25
Aggregate intrinsic value	$916,567

All of the outstanding warrants are exercisable.  In 2007, Clean Diesel Technologies issued the remaining number of warrants due to the placement agent for the December 2006 private placement (74,142 warrants).  In the third quarter of 2007, the Company received $2.6 million ($2.5 million, net of expenses) upon the exercise of 252,749 Class A Warrants and 9,500 Class B Warrants.  In June 2007, the Company received $4.5 million ($4.3 million, net of expenses) upon the exercise of Class A Warrants to acquire 447,134 shares of common stock.  The aggregate placement fee for the funds generated from the exercise of these warrants was $250,000.  The Class A and B Warrants had been issued in conjunction with the December 2006 private placement (see Note 3).

The Class A Warrants entitled the holder until July 2, 2007 to purchase, at a price of $10.00 per share, one share of common stock for every two shares of common stock acquired in the December 2006 private placement.  The Class B Warrants entitle the holder until December 29, 2007 to purchase, at a price of $12.50 per share, one share of common stock for every two shares of common stock acquired in the December 2006 private placement.  At September 30, 2007, there were 690,488 Class B Warrants outstanding.

Note 5.  Commitments

The Company is obligated under a five-year sublease agreement through March 2009 for its principal office (3,925 square feet) at an annual cost of approximately $125,000, including rent, utilities and parking.  The Company is obligated under a four-year lease through July 2008 for 2,750 square feet of warehouse space at an annual cost of approximately $21,000, including utilities.  In addition, the Company fulfilled its obligation under a lease that expired in September 2007 for 400 square feet of administrative space in the U.K. at an annual cost of approximately $33,000, including utilities and communication services, but continues to rent that space on a month-to-month basis.  We are in the process of negotiating a lease for other office space in the U.K.

Effective October 28, 1994, Fuel Tech, Inc., successor to Fuel-Tech N.V. (“Fuel Tech”), the company that spun CDT off in a rights offering in December 1995, granted two licenses to the Company for all patents and rights associated with its platinum fuel-based catalyst technology.  Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses.  In exchange for the assignment commencing in 1998, the Company is obligated to pay Fuel Tech a royalty of 2.5% of its annual gross revenue attributable to sales of the platinum fuel-borne catalysts.  The royalty obligation expires in 2008.  CDT may terminate the royalty obligation to Fuel Tech by payment of $2.2 million in 2007 or $1.1 million in 2008.  CDT, as assignee and owner, maintains the technology at its expense.  Royalty expense incurred under this obligation for each of the three months ended September 30, 2007 and 2006 was approximately $4,000, and for the nine months ended September 30, 2007 and 2006 was approximately $10,000 and $11,000, respectively.  Royalties payable to Fuel Tech at September 30, 2007 and December 31, 2006 were approximately $10,000 and $15,000, respectively.

Index

Note 6.  Related Party Transactions

The Company has a Management and Services Agreement with Fuel Tech that requires the Company to reimburse Fuel Tech for management, services and administrative expenses incurred on its behalf at a rate equal to an additional 3 to 10% of the costs paid on the Company’s behalf, dependent upon the nature of the costs incurred.  Currently, the Company reimburses Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT.  The Company’s Condensed Consolidated Statements of Operation include charges from Fuel Tech of certain management and administrative costs of approximately $18,000 in each of the three month periods ended September 30, 2007 and 2006 and $53,000 in each of the nine month periods ended September 30, 2007 and 2006 (classified as compensation within our selling, general and administrative expenses).  The Company believes the charges under this Management and Services Agreement are reasonable and fair.  The Management and Services Agreement is for an indefinite term but may be cancelled by either party by notifying the other in writing of the cancellation on or before May 15 in any year.

Note 7.  Technology Licensing Agreements and Other Revenue

In 2007, we have executed license agreements with new licensees and amended a license agreement with an existing licensee for our selective catalytic reduction (SCR) emission control (our patented ARIS technologies for control of oxides of nitrogen) and the combination of exhaust gas recirculation (EGR) with SCR technologies.  The agreements provide for up-front fees and quarterly royalty payments.  The licenses are non-exclusive and cover specific geographic territories.  The three- and nine-month periods ended September 30, 2007 include approximately $2.2 million and $3.4 million, respectively, in technology licensing fees and royalties, including approximately $0.1 million in each period from an existing licensee’s September 2004 nonexclusive license.

Consulting and Other

The 2006 three- and nine-month periods include consulting fees from services rendered on various projects, including provision of certain consulting and market analysis services pursuant to a consulting contract.

Note 8.  Significant Customers

For the three and nine months ended September 30, 2007 and 2006, revenue derived from certain customers comprised 10% or more of our consolidated revenue (“significant customers”) as set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Customer A	*	*	*	*
Customer B	*	16.5%	*	19.5%
Customer C	*	10.3%	*	13.0%
Customer D	*	*	29.1%	*
Customer E	61.0%	*	38.3%	*
Customer F	24.3%	*	18.2%	*

* Represents less than 10% revenue for that customer in the applicable period.  There were no other customers that represented 10% or more of revenue for the periods indicated.

In addition, at September 30, 2007, we had two customers, Customers D and E in the table above, that represented more than 10% of our gross accounts receivable balance.  Amounts due from Customers D and E, respectively, were approximately 12.3% and 77.0% of the September 30, 2007 gross accounts receivable.

Index

Note 9.  Comprehensive Income (Loss)

Components of comprehensive income (loss) follow:

(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$651	$(1,114)	$(1,683)	$(3,887)
Other comprehensive income:
Foreign currency translation adjustment	10		10	
Comprehensive income (loss)	$661	$(1,114)	$(1,673)	$(3,887)

Note 10.  Geographic Information

A geographic distribution of revenue consists of the following:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
U.S.	$1,370	$221	$2,239	$565
U.K./Europe	1,034	23	1,603	95
Asia	56	95	77	227
Total	$2,460	$339	$3,919	$887

The Company has patent coverage in North America, Europe, Asia and South America.  As of September 30, 2007, of our patents, net of accumulated amortization, approximately 25% are attributable to the U.S. patents and approximately 75% are attributable to corresponding foreign patents.

Note 11.  Subsequent Events

During October 2007, we issued 4,695 shares of our common stock upon the exercise of 7,547 stock options upon receipt of approximately $19,000 in cash and the surrender of 2,852 options.

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

Results of Operations

Three Months ended September 30, 2007 Compared to Three Months ended September 30, 2006

Total revenue in the three months ended September 30, 2007 was $2,460,000 compared to $339,000 in the three months ended September 30, 2006, an increase of $2,121,000, or 625.7%, due primarily to higher technology licensing fees and royalties.  Operating revenue in the three months ended September 30, 2007 consisted of approximately 9.1% in product sales, 90.9% in technology licensing fees and royalties, and zero in consulting and other revenue.  Operating revenue in the three months ended September 30, 2006 consisted of approximately 69.3% in product sales, 14.2% in technology licensing fees and royalties, and 16.5% in consulting and other revenue.

The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

During the three months ended September 30, 2007, we made progress in our ongoing initiative to consummate technology license agreements with significant manufacturers and component suppliers, including execution of new and amended technology licensing agreements for the use of our ARIS® technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.

Product sales in the three months ended September 30, 2007 was $223,000 compared to $235,000 in the three months ended September 30, 2006, a decrease of $12,000, or 5.1%, attributable to slight declines in all product lines compared to the same prior year period.  Technology licenses fees and royalties in 2007 included license fees upon execution of new and amended agreements and royalties from existing licensees.  Consulting and other revenue was zero in the three months ended September 30, 2007 compared to $56,000 in the three months ended September 30, 2006 due to consulting projects we performed in 2006.

Cost of revenue was $167,000 and $206,000, respectively, in the three months ended September 30, 2007 and 2006.  Gross margin as a percentage of product sales was 25.1% and 12.3% for the three months ended September 30, 2007 and 2006, respectively, with the variation attributable to the mix of fuel-borne catalysts and hardware sales in the respective periods.

Selling, general and administrative expenses were $1,659,000 in the three months ended September 30, 2007 compared to $1,157,000 in the comparable 2006 period, an increase of $502,000, or 43.4%.  Selling, general and administrative expenses are summarized as follows:

Index

(in thousands)
	Three Months Ended
	September 30,
	2007	2006
Non-cash stock-based compensation	$91	$49
Compensation and benefits	843	572
Total compensation and benefits	$934	$621
Professional fees and services	228	178
Travel	145	125
Occupancy	120	100
Sales and marketing expenses	182	97
Depreciation and all other	50	36
Total selling, general and administrative expense	$1,659	$1,157

Compensation and benefit expense in the three months ended September 30, 2007 included $91,000 of non-cash charges for the fair value of stock options compared to $49,000 in non-cash stock option compensation expense in the three months ended September 30, 2006 in accordance with SFAS No. 123R, which we adopted in January 2006.  The three-month period ended September 30, 2007 also includes approximately $309,000 in bonuses based upon achievement of certain 2007 milestones and expectation that other incentive criteria will be met, whereas the comparable 2006 period did not include an accrual for bonus expense.

Professional fees include public relations, investor relations and financial advisory fees.  The increase in 2007 professional fees compared to the same 2006 period is primarily due to Sarbanes-Oxley consultants.  Occupancy costs include office rents, insurance, telephone and communications, office supplies and related costs.  The 2007 sales and marketing expenses increased compared to 2006 primarily due to production of marketing material and increased use of outside services.

Research and development expenses were $100,000 in the three months ended September 30, 2007 compared to $52,000 in the three months ended September 30, 2006, an increase of $48,000, or 92.3%, due to the timing of initiation of our 2007 projects which include field testing of emission control technologies.  The 2006 projects included testing related to diesel particulate filter technology and new bio-fuel technology.

Patent amortization and other patent costs increased to $86,000 in the three months ended September 30, 2007 from $53,000 in the comparable 2006 period, due to increased costs associated with the filing and prosecution of new CDT patents.

Interest income was $204,000 and $8,000, respectively, in the three months ended September 30, 2007 and 2006 due to higher yields and invested balances during the 2007 period.

Nine months ended September 30, 2007 Compared to Nine months ended September 30, 2006

Total revenue for the nine months ended September 30, 2007 increased $3,032,000, or 341.8%, to $3,919,000 from $887,000 in the nine months ended September 30, 2006 due primarily to technology licensing fees.  Operating revenue in the nine months ended September 30, 2007 consisted of approximately 14.5% in product sales and 85.5% in technology licensing fees and royalties, and zero in consulting and other revenue.  Operating revenue in the nine months ended September 30, 2006 consisted of approximately 73.1% in product sales, 5.6% in technology licensing fees and royalties, and 21.3% in consulting and other revenue.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

During the nine months ended September 30, 2007, we continued in our ongoing initiative to consummate technology license agreements with manufacturers and component suppliers.  During the period, we executed new and amended technology licensing agreements and recognized revenue from license fees for the use of our ARIS technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.

Index

Product sales in the nine months ended September 30, 2007 were $567,000 compared to $648,000 in the same prior year period, a decrease of $81,000, or 12.5%, attributable to declines in all product lines due, in part, to timing of projects.  The 2007 product sales comprise $407,000 in fuel-borne catalysts and $160,000 in hardware sales compared to $457,000 in additives and $191,000 in hardware sales in 2006.  Technology licensing fees and royalties in 2007 included fees upon execution of new agreements as noted above and royalties from licensees for use of our ARIS technologies.  Consulting and other revenue was zero in the nine months ended September 30, 2007 compared to $189,000 in the nine months ended September 30, 2006 due to consulting projects we performed in 2006.

Cost of revenue was $388,000 and $478,000, respectively, in the nine months ended September 30, 2007 and 2006.  Gross margin as a percentage of product sales was 31.6% and 26.2%, respectively, in the nine months ended September 30, 2007 and 2006.

Selling, general and administrative expenses were $4,957,000 in the nine months ended September 30, 2007 compared to $3,872,000 in the comparable 2006 period, an increase of $1,085,000, or 28.0%.  Selling, general and administrative expenses are summarized as follows:

(in thousands)
	Nine Months Ended
	September 30,
	2007	2006
Non-cash stock-based compensation	$733	$155
Severance		357
Compensation and benefits	2,097	1,746
Total compensation and benefits	$2,830	$2,258
Professional fees and services	816	610
Travel	441	384
Occupancy	355	296
Sales and marketing expenses	342	186
Depreciation and all other	173	138
Total selling, general and administrative expense	$4,957	$3,872

Compensation and benefit expense in the nine months ended September 30, 2007 included $733,000 of non-cash charges for the fair value of stock options compared to $155,000 in non-cash stock option compensation expense in the nine months ended September 30, 2006 in accordance with SFAS No. 123R, which we adopted in January 2006.  The 2007 compensation includes approximately $382,000 bonus expense based upon achievement of certain milestones and expectation that other incentive criteria will be met, whereas the 2006 period did not include an accrual for bonus expense.  The 2006 period included approximately $357,000 of severance charges for the former president and chief operating officer who had been released from employment in January 2006.

Professional fees include public relations, investor relations and financial advisory fees.  The increase in 2007 professional fees compared to the same 2006 period is primarily due to Sarbanes-Oxley consultants as well as increased use of services of investor and public relations firms.  Occupancy costs include office rents, insurance, telephone and communications, office supplies and related costs.  The 2007 sales and marketing expenses increased compared to 2006 primarily due to production of marketing literature and increased use of outside consultants.

Research and development expenses were $292,000 in the nine months ended September 30, 2007 compared to $447,000 in the nine months ended September 30, 2006, a decrease of $155,000, or 34.7%, due to significant special costs incurred on a project that was substantially competed during the 2006 period and due to the timing of initiation of our 2007 projects.  The 2007 projects include field testing of emission control technologies.  The prior year projects included testing related to diesel particulate filter technology and new bio-fuel technology.

Patent amortization and other patent related expense was $262,000 in the nine months ended September 30, 2007 compared to $146,000 in the same prior year period.  The increase is attributable to higher fees required on foreign patents (annuities), higher maintenance (fees on U.S. patents) and increased amortization expense due to higher capitalized patent costs, as well as filing and prosecution of new CDT patents.

Index

Interest income was $298,000 in the nine months ended September 30, 2007 compared to $56,000 in the nine months ended September 30, 2006, an increase of $242,000, or 432.1%, due to higher rates of return and higher invested balances during the 2007 period.

Liquidity and Sources of Capital

At September 30, 2007 and December 31, 2006, we had cash and cash equivalents of $1,251,000 and $5,314,000, respectively, a decrease of $4,063,000.  The decrease in cash and cash equivalents was primarily due to investment of funds. Our investments were $11,825,000 at September 30, 2007 compared to zero at December 31, 2006.  Our working capital was $14,943,000 at September 30, 2007 compared to $7,217,000 at December 31, 2006, an increase of $7,726,000.

In the nine months ended September 30, 2007, operating activities used $3,085,000 of cash primarily to fund the 2007 net loss of $1,683,000, adjusted for non-cash items.  Included in the 2007 non-cash items was stock option compensation expense of $733,000 accounted for in accordance with SFAS No. 123R, which we adopted on January 1, 2006.

Accounts receivable, net, increased to $1,899,000 at September 30, 2007 from $100,000 at December 31, 2006 due to technology licensing fees from new license agreements in 2007.

Inventory increased to $726,000 at September 30, 2007 from $365,000 at December 31, 2006 primarily due to the timing of our platinum metal purchases and at a higher cost than the prior year.  In addition, we are maintaining higher inventory balances for our international operations.

We used $12,108,000 for investing activities in the nine months ended September 30, 2007.  Our primary investing activity consisted of identifying and placing funds into appropriate investment instruments to maximize our returns while balancing our need for safety of principal.  At September 30, 2007, we held $11.8 million in highly liquid auction rate securities. While the underlying securities have a long-term nominal maturity, the interest rate is reset through dutch auctions every 28 days.  As we expect to hold the auction rate securities for less than one year, they have been classified as a current asset.  The securities trade at par and are callable at par on any interest payment date at the option of the issuer.  Interest is paid at the end of each auction period.

Cash provided by financing activities was $11,120,000 in the nine months ended September 30, 2007 due to proceeds from collection of subscriptions from the 2006 private placement and proceeds from the exercise of warrants.

During the nine months ended September 30, 2007, we collected approximately $4.3 million, net of expenses, representing all of the remaining stock subscriptions from the December 2006 private placement.  In December 2006, we entered into definitive agreements with investors for the purchase by these investors of 1.4 million shares of our common stock and warrants for the right to acquire an additional 1.4 million shares of our common stock, for the total gross sales price of $9.5 million (proceeds, net of $410,000 in expenses, amount to approximately $9.0 million) of which $2.4 million, net of expenses, was classified in current assets as subscriptions receivable and $1.9 million, net of expenses, representing unpaid subscriptions receivable that remained unpaid as of March 23, 2007 were included as a reduction of stockholders’ equity on the Consolidated Balance Sheet at December 31, 2006.

In the December 2006 private placement, each investment unit was sold for $6.75 and was comprised of one share of our common stock, one Class A Warrant and one Class B Warrant, each warrant entitling the holder to acquire one additional share of common stock for every two shares purchased in the offering.  In the aggregate, the warrants comprised 0.7 million Class A Warrants and 0.7 million Class B Warrants.  The Class A Warrants were exercisable at a per share price of $10.00 and expired on July 2, 2007 (see below).  The Class B Warrants are exercisable at a per share price of $12.50 and expire on December 29, 2007.  We are using the proceeds from this private placement for general working capital purposes.  Of the total shares sold, 1,338,137 were sold to non-U.S. investors, primarily in the U.K., and the Company claimed the exemption from registration provided by Regulation S under the 1933 Securities Act.  Of the total shares sold, 61,863 were sold to investors in the U.S., and the Company claimed the exemption from registration provided by Regulation D under the Securities Act of 1933.

Index

Through September 30, 2007, we had received approximately $6.9 million, net of expenses, upon exercise of warrants to acquire 709,383 shares of our common stock.

In connection with the December 2006 private placement, we undertook to apply for the listing of our outstanding shares on a recognized U.S. stock exchange at such time as we should satisfy the applicable listing requirements.  On June 29, 2007, we submitted an application for listing our common stock on The NASDAQ Capital Market and on September 27, 2007, we were approved by NASDAQ.  On October 3, 2007, our common stock began trading on The NASDAQ Capital Market under the symbol “CDTI.”  We paid an entrance fee of $50,000 to be listed on NASDAQ, which was charged to additional paid-in capital.

Also in conjunction with the December 2006 private placement, we undertook to file a registration statement under the Securities Act of 1933 covering the shares of common stock and the shares of common stock underlying the warrants following completion of the audit of our financial statements for the year 2006.  On June 29, 2007, we filed a Registration Statement on Form S-1 with the SEC covering these shares of common stock.  On October 4, 2007, we filed an amendment to the Registration Statement that was declared effective at 5 pm on October 4, 2007.  To date, costs associated with the filing of the registration statement, including review by outside legal counsel and our registered public accountants, SEC filing fees and miscellaneous charges total approximately $66,000 and have been charged to additional paid-in capital.

Aggregate stockholder-related charges to additional paid-in capital were $143,000 and included the costs outlined above along with charges for services related to our five-for-one reverse stock split.  The reverse split was approved by our stockholders at the annual meeting held on June 7, 2007.  The reverse split became effective at the close of business on June 15, 2007.

Our management believes that our available funds at September 30, 2007 will be sufficient to sustain our operations at current levels through December 2008.  These funds consist of available cash, investments and the funding derived from our revenue sources.  There is also the possibility that some or all of the approximately 0.7 million warrants that expire in December 2007 may be exercised which could generate additional cash.

We have incurred losses since inception aggregating $46,660,000 which amount includes $4,752,000 of non-cash preferred stock dividends.  We expect to incur losses through the foreseeable future until our products and technological solutions achieve greater market penetration.  Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, and catalyzed wire mesh filters, and from technology licensing fees and royalties, our revenue prior to the third quarter of 2007 has been insufficient to cover our operating expenses, and we have been dependent upon sources other than operations to finance our working capital requirements.  The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, that it will be on acceptable terms.

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

Capital Expenditures

As of September 30, 2007, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum and certain foreign exchange rate, we are not subject to any significant market risk exposure.  We monitor the price of platinum and exchange rates and adjust our procurement strategies as needed.

Our transactions are primarily denominated in U.S. dollars.  We typically make certain payments in various foreign currencies for salary expense, patent annuities and maintenance, product tests and registration, local marketing and promotion, and consultation and outside services.

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

The Company received gross proceeds of approximately $7.1 million from the exercise of warrants to acquire seven-hundred nine thousand, three-hundred eighty-three (709,383) shares of its common stock, $0.01 par value. Total gross proceeds of $4.5 million were received in the Company’s second quarter for 447,134 common shares and $2.6 million gross proceeds for 262,249 shares of the Company’s common stock were received in July 2007.  The proceeds will be used for general corporate purposes.  The warrants were exercised by 35 investors (31 non-U.S. investors and 4 U.S. investors).

The warrants exercised included 699,883 of the Company’s Class A Warrants and 9,500 of the Company’s Class B Warrants.  The Class A Warrants expired on July 2, 2007 and were exercisable at a price of $10.00 per share (price adjusted for the reverse split effected at close of business on June 15, 2007).  The Class B Warrants expire on December 29, 2007 and are exercisable at a price of $12.50 per share (price adjusted for the reverse split effected on September 15, 2007).

In connection with the exercise of the warrants, the Company incurred expenses including commissions to the placement agent of approximately $250,000.

These private placements qualified for the exemptions from registration under the Securities Act of 1933, as amended, (the “Act”) afforded by Regulation S and Regulation D under the Act.  Of the total shares sold, 678,085 were sold to offshore investors, and in connection therewith, the Company claimed the exemption from registration provided by Regulation S of the Act.  Of the total shares sold, 31,298 were sold to investors in the United States, and in connection therewith, the Company claimed the exemption from registration provided by Regulation D of the Act.  Directors and senior management invested $71,337 for a total of 7,133 common shares.

Item 6.	Exhibits

(a)	Exhibits

	Exhibit Number	Description

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32.1	Certification Pursuant to 18 U.S.C. Section 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.
(Registrant)

Date: November 14, 2007	By:	/s/ Bernhard Steiner
Bernhard Steiner
Director, President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Ann B. Ruple
Ann B. Ruple
Chief Financial Officer, Vice President and Treasurer