Form 10-K
period 2007-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2008-03-17
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File No.:  0-27432

CLEAN DIESEL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1393453
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 702, 300 Atlantic Street
Stamford, CT  06901

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (203) 327-7050

Securities registered pursuant to Section 12(b):

Title of each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g): None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price as of June 30, 2007 was $97,376,673.

As of March 7, 2008, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 8,137,650.

Documents incorporated by reference:

Certain portions of the proxy statement for the annual meeting of stockholders to be held on May 13, 2008 are incorporated by reference into Part III of this report.

CLEAN DIESEL TECHNOLOGIES, INC.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2007

The information called for by Part III, Items 10, 11, 12, 13 and 14, to the extent not included in this Annual Report on Form 10-K, is incorporated herein by reference to the information to be included under the captions “Election of Directors,” “Directors and Executive Officers of Clean Diesel Technologies,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board,” “Executive Compensation,” “Directors’ Compensation,” “Employment Contracts and Termination of Employment and Change in Control Arrangements,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation,” “Security Ownership of Certain Owners,” “Security Ownership of Officers and Directors” and “Appointment of Independent Registered Public Accounting Firm” in the definitive proxy statement to be filed in connection with Clean Diesel Technologies, Inc.’s 2008 annual meeting of stockholders.

PART I

Item 1.	Business

Pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K contains forward-looking statements that reflect our estimates, expectations and projections about our future results, performance, prospects and opportunities.  Forward-looking statements include all statements that are not historical facts.  These statements are often identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would” and similar expressions.  These forward-looking statements are based on information available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this Annual Report.  The discussion in the section “Risk Factors” in Item 1A. of this Annual Report highlight some of the more important risks identified by management but should not be assumed to be the only factors that could affect our future performance.  Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission (SEC).  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  You should not place undue reliance on any forward-looking statements.  Risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.  Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, “CDT” and the terms “we,” “our” and “us” refer to Clean Diesel Technologies, Inc. and its wholly-owned subsidiary, Clean Diesel International, LLC.

The Clean Diesel Technologies, Inc. name and logo, Platinum Plus®, ARIS® and Biodiesel Plus™ are either registered trademarks or trademarks of Clean Diesel Technologies, Inc. in the United States and/or other countries.  All other trademarks, service marks or trade names referred to in this Annual Report are the property of their respective owners.

General

We develop, design, market and license patented technologies and solutions that reduce harmful emissions from internal combustion engines while improving fuel economy and engine power.  We are a Delaware corporation formed in 1994 as a wholly-owned subsidiary of Fuel Tech, Inc., a Delaware corporation (formerly known as Fuel-Tech N.V., a Netherlands Antilles limited liability company) (“Fuel Tech”).  We were spun-off by Fuel Tech in a rights offering in December 1995.  Since inception, we have developed a substantial portfolio of patents and related proprietary rights and extensive technological know-how.

At our annual meeting of stockholders held on June 7, 2007, our stockholders approved a five-for-one reverse split of our common stock, a reduction of the par value of our stock from $0.05 per share to $0.01 per share and an increase in our authorized number of shares of common stock to 12,000,000 shares.  We effected the reverse split of our common stock at 6:00 p.m. EDT on June 15, 2007, upon our filing of a Certificate of Amendment to our Restated Certificate of Incorporation with the Secretary of State of Delaware.  Pursuant to the reverse split, each then outstanding five shares of $0.05 par value of our common stock was exchanged for one share of $0.01 par value of our common stock.

Effective October 3, 2007, our common stock began trading in the U.S. on The NASDAQ Capital Market.  Previously, our common stock traded in the U.S. on the Over-The-Counter (OTC) Bulletin Board.

Key operating activities in 2007 include the following:

•
we licensed to Robert Bosch GmbH, a Stuttgart, Germany limited liability company, our selective catalytic reduction (SCR) emission control and the combination of exhaust gas recirculation (EGR) with SCR technologies; this worldwide license is non-exclusive.

•
we executed a non-exclusive license agreement with Combustion Components Associates (CCA) that covers our patented ARIS® technologies for control of oxides of nitrogen using selective catalytic reduction for licensed territories of North America and Europe.

•
we entered into a worldwide, non-exclusive license agreement with Tenneco Automotive Operating Company, Inc. (Tenneco) that covers our patented ARIS technologies for control of oxides of nitrogen using selective catalytic reduction.

•	we consented to the assignment of a mobile retrofit license from CCA to Tenneco, as then amended, and terminated our original equipment manufacturer (OEM) license agreement with CCA.

•
we received a London Low Emission Zone (LEZ) Certificate from Transport for London for our Purifier particulate matter emission control technology that enables us to market Purifier as a retrofit solution to commercial operators owning older vehicles.

Technology and Intellectual Property

Our technology is comprised of patents, patent applications, trade or service marks, data and know-how.  Our technology was initially acquired by assignment from Fuel Tech and has subsequently been primarily developed internally.  As owner, we maintain the technology at our expense.  The agreement with Fuel Tech provides for annual royalties commencing in 1998 and terminating in 2008 of 2.5% of the gross revenue derived from the sale of the Platinum Plus® fuel-borne catalyst, a diesel fuel additive for emissions control and fuel economy improvement in diesel engines.  We may terminate this royalty obligation at any time by payment to Fuel Tech of $1.1 million in 2008.

In 2007, we filed 68 patent applications.  In 2006, we filed three U.S. and five foreign patent applications.  During 2005, we filed ten U.S. and two foreign patent applications.  Also in 2005, we acquired 11 granted foreign patents and two U.S. and eight foreign patent applications.

As of December 31, 2007, we held 148 patents and an extensive library of performance data and technological know-how.  We have patent coverage in North America, Europe, Asia and South America.  Our patent portfolio as of December 31, 2007 includes 27 U.S. patents and approximately 121 corresponding foreign patents along with 119 pending U.S. and foreign patent applications.  Our scientists and engineers continue to make invention disclosures for which we are in the process of preparing patent applications.  Our patents have expiration dates ranging from 2008 through 2026, with the majority of the material patents upon which we rely expiring in 2018 and beyond.  We believe that we have sufficient patent coverage surrounding our core patents that effectively serves to provide us longer proprietary protection.

We have made substantial investments in our technology and intellectual property and have incurred development costs for engineering prototypes, pre-production models, verifications by U.S. Environmental Protection Agency (EPA) and others and field-testing of several products and applications.  Our intellectual property strategy has been to build upon our base of core technology that we have developed or acquired with newer advanced technology patents developed by or purchased by us.  In many instances, we have incorporated the technology embodied in our core patents into patents covering specific product applications, including product design and packaging.  We believe this building-block approach provides greater protection to us and our licensees than relying solely on the core patents.

Our core patents, advanced patents and patent applications cover the means of controlling the principal emissions from diesel engines:

•	nitrogen oxides (NOx);
•	particulate matter (PM);

•	carbon dioxide (CO2);
•	carbon monoxide (CO); and
•	hydrocarbon (HC).

Our core patents, advanced patents and patent applications include the following:

•	Fuel-borne catalyst;
•	Selective catalytic reduction;
•	Catalyzed wire mesh filter;
•	Biofuels; and
•	Emission control systems.

Our key technologies include the following:

•	The cost effective means of controlling the four principal emissions from diesel engines (nitrogen oxides, particulate matter, carbon monoxide and hydrocarbon).
•	Reduction of carbon dioxide and other greenhouse gas emissions by enhancing combustion efficiency and by enabling long-term reliable performance of emission control systems.
•	Effective utilization of strategic catalytic materials such as platinum enables reduced emission control system costs, recycling strategies and low nitrogen dioxide emission levels.
•	Low cost, reliable and durable diesel particulate filter performance through catalyzed wire mesh filter systems in retrofit applications.

Protecting our intellectual property rights is costly and time consuming.  Patent filing, prosecution, maintenance and annuity fees for our extensive patent portfolio are a significant portion of our expenses.  Patent-related expenses were $364,000, $235,000 and $170,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  We incur maintenance fees to maintain our granted U.S. patents and annuity fees to maintain foreign patents and the pending patent applications.

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

Business Strategy

Our strategy is to maximize our revenue by penetrating the diesel emission reduction market to the greatest extent possible.  To achieve this objective, we will use licensing agreements with OEMs, Tier One suppliers, retrofit system integrators and other suppliers.  Our licensing agreements are usually structured so that we derive revenue from license fees and on-going royalties.  In 2008, we will seek broader market coverage by strengthening our marketing and distribution channels through training existing distributors and engaging new distributors.  In 2008, we will also stress direct selling of our solutions and products to fleets in various industries by emphasizing the environmental benefits, fuel economy improvements and practical, lower cost emission control available from the use of our solutions and products.  We intend to create the market pull for current and potential licensees and ensure that the full value of our technology is realized by the end user.

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

As described below, our products and solutions include the Platinum Plus fuel-borne catalyst; the ARIS®, an advanced reagent injection system used in selective catalytic reduction systems for control of emissions of nitrogen oxides from diesel engines; our diesel particulate filter technology based on catalyzed wire mesh filter elements; and Biodiesel Plus™.

Platinum Plus Fuel-Borne Catalyst

We have developed and patented our Platinum Plus fuel-borne catalyst as a diesel fuel soluble additive, which contains minute amounts of organo-metallic platinum and cerium catalysts.  Platinum Plus is used to improve combustion which acts to reduce emissions and improve the performance and reliability of emission control equipment.  Platinum Plus fuel-borne catalyst takes catalytic action into engine cylinders where it improves combustion, thereby reducing particulates, unburned hydrocarbons and carbon monoxide emissions, which also results in improving fuel economy.  Thus, Platinum Plus fuel-borne catalyst lends itself to a wide range of enabling solutions including fuel economy, diesel particulate filtration, low emission biodiesel, carbon reduction and exhaust emission reduction.

Fleet tests using Platinum Plus fuel-borne catalyst have shown improvements in fuel economy of up to 12%.  Our Platinum Plus fuel-borne catalyst can be used alone with diesel fuels, from regular to ultra-low sulfur diesel, as well as biodiesel fuel blends; to reduce particulate emissions by 10% to 25% from the engine, while also improving the performance of diesel oxidation catalysts and particulate filters.  Use of fuel-borne catalysts also keeps particulate filters cleaner by burning off the soot particles at lower temperatures and further reducing toxic emissions of carbon monoxide and unburned hydrocarbons.  Platinum Plus has also been shown to provide energy efficiency and emissions reduction benefits when applied with two-stroke gasoline powered engines, including those commonly used in Asian markets.

Through our strategic use of independent test laboratories from 1996 to the present, we have conducted research and development programs on platinum fuel-borne catalysts which were conducted by Delft Technical University (Netherlands), Ricardo Consulting Engineers (U.K.), Cummins Engine Company (U.S.) and Southwest Research Institute (U.S.).  This approach allows our technical team to execute programs on a cost effective basis while bringing in a wide range of expertise.  Most importantly, the results have been independently derived.

We received the EPA registration in December 1999 for the Platinum Plus fuel-borne catalyst for use in bulk fuel by refiners, distributors and truck fleets.  In 2000, we completed the certification protocol for particulate filters and additives for use with particulate filters with VERT, the main recognized authority in Europe that tests and verifies diesel particulate filters for emissions and health effects.  In 2001, the Swiss environmental agency BUWAL approved the Platinum Plus fuel-borne catalyst for use with particulate filters.  In 2002, the U.S. Mining, Safety and Health Administration accepted Platinum Plus fuel-borne catalyst for use in all underground mines.

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

We received the EPA’s Environmental Technology Verification in 2003 for our Platinum Plus fuel-borne catalyst and a diesel-oxidation catalyst (the Platinum Plus Purifier System).  This system is now being promoted as a solution for cost-effective emissions reduction.

EPA verification is given for specific engine groups, and the initial verification and applications are for pre-1996 manufactured engines, which are higher emitters of particulates and nitrogen oxides than newer engines.  We also received verification extension for the fuel-borne catalysts with diesel-oxidation catalysts to cover engines manufactured between 1994 and 2003.  Verification is needed for the end user of the Platinum Plus fuel-borne catalyst systems to get emissions reduction credit from the EPA’s voluntary retrofit program or California Air Resources Board’s mandatory retrofit program.  In the U.S., truck fleets, municipalities and off-road equipment operators are generally moving toward using only verified technologies when installing retrofit emissions reduction systems, and such verified technologies are typically mandated for governmentally funded projects.

Diesel particulate filters trap up to 95% of the exhaust particulate matter but, in doing so, can become clogged with carbon soot.  Use of fuel-borne catalysts reduces the amount of particulate matter which the filter is exposed to, and further reduces emissions of toxic carbon monoxide and unburned hydrocarbons.  The fuel-borne catalyst also significantly lowers the temperature at which the captured soot will burn, thereby allowing the particulate filters to regenerate themselves and stay cleaner during a wider range of operating conditions.

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

Furthermore, in the passenger car market where fuel-borne catalyst technology dominates the diesel particulate filter regeneration market, engine testing conducted in 2006 at a European testing institute reconfirmed the ability to reduce total platinum usage of an emission control device by up to 70%, thus, offering significant cost saving for the passenger car manufacturers.  We anticipate penetration into this market as we proceed through 2008.

Platinum Plus for Fuel Economy

We believe that recent increases in the cost of fuel have made the economic impact of greater fuel economy an important consideration in many industries.  Further, recent media focus on global warming and the effects of fuel consumption on the environment have resulted in an increased interest in Platinum Plus fuel-borne catalyst from a standpoint of corporate social responsibility.  The improvement attributable to Platinum Plus fuel-borne catalyst may vary as a result of engine age, application in which the engine is used, load, duty cycle, speed, fuel quality, tire pressure and ambient air temperature.  Generally, after use of Platinum Plus fuel-borne catalyst during a conditioning period, our customers derive economic benefits from the use of our Platinum Plus fuel-borne catalyst whenever the price of diesel fuel is in excess of $1.75 per U.S. gallon.  In other words, at or above that level, the economic benefit our customers derive from use of our Platinum Plus fuel-borne catalyst exceeds the cost of the additive.  When coupled with the demand to reduce carbon dioxide emissions from transportation and distributed power generation, the argument for use of Platinum Plus is a persuasive one.

In 2007, we conducted four large, on-road fleet fuel economy demonstration trials in a range of industries, including the beverage, waste management, grocery and fuel delivery industries, for the purpose of demonstrating the fuel economy benefits and emission reduction attributable to Platinum Plus fuel-borne catalyst.  We also conducted two marine trials, one for a marine ferry operation and the other for a barge operation.  The improvements in fuel economy from using Platinum Plus fuel-borne catalyst in these demonstrations ranged up to 12% with an average 8% improvement.  The best results were generally attributable to short-haul “stop-and-go” driving, as is generally the pattern for local delivery vehicles, buses and garbage trucks.  Lab engine test beds run at OEM test labs and independent research institutes showed up to 8% improvement in fuel economy in modern diesel engines, which have been confirmed by field testing programs.

Platinum Plus for Biodiesel

Platinum Plus fuel-borne catalyst is effective with regular sulfur diesel, ultra-low sulfur diesel, arctic diesel (kerosene) and biodiesel.  When used with blends of biodiesel and ultra-low sulfur diesel, our Biodiesel Plus™ product, Platinum Plus fuel-borne catalyst prevents the normal increase in nitrogen oxides associated with biodiesel, as well as offering emission reduction in particulates and reduced fuel consumption.  This enables biodiesel producers to differentiate and offer a premium biodiesel with reduced environmental impact and improved performance.  The biodiesel market is still in its infancy and is expected to expand over the next several years.

ARIS Selective Catalytic Reduction

The ARIS (Advanced Reagent Injection System) is our patented injection system for the injection of reducing reagents for such applications as the low NOx trap, active diesel particulate filter regeneration, and selective catalytic reduction.  The primary use of the ARIS system to date has been in conjunction with selective catalytic reduction for both stationary diesel engines for power generation and mobile diesel engines used in trucks, buses, trains and boats.  The system is comprised of our patented single fluid computer-controlled injector that provides precise injection of nontoxic urea-based reagents into the exhaust of a stationary or mobile engine, where the system then converts harmful nitrogen oxides across a catalyst to harmless nitrogen and water vapor.  The system has shown reduction of nitrogen oxides of up to 90% on a steady-state operation and of up to 85% in transient operations.  This process, known as selective catalytic reduction, has been in use for many years in power stations, and it is well proven in mobile and stationary applications.  The ARIS system is a compact version of the selective catalytic reduction injection system.  The principal advantage of the patented ARIS system is that compressed air is not required to operate the system and that a single fluid is used for both nitrogen oxides reduction and injector cooling.  The system is designed for high-volume production and is compact, with very few components, making it inherently cheaper to manufacture, install and operate than the compressed air systems, which were first developed for heavy-duty engines.  ARIS technology is applicable for reduction of nitrogen oxides from all combustion engine types, ranging from passenger car and light duty to large scale reciprocating and turbine engines, including those using gaseous fuels such as liquefied petroleum gas and compressed natural gas.

Catalyzed Wire Mesh Diesel Particulate Filter

The catalyzed wire mesh filter technology was initially developed by Mitsui Co., Ltd. for use in conjunction with our fuel-borne catalyst as a lower cost and reliable alternative to the traditional heavily catalyzed filter systems.  We have verified the system under the EPA’s Environmental Technology Verification protocol as reducing toxic particulates by up to 76%, carbon monoxide by 60%, hydrocarbons by 80% and nitrogen oxides by 9%.  It also provides lower nitrogen dioxide emissions levels relative to traditional, heavily catalyzed filter systems.  In 2005, the catalyzed wire mesh filter technology was transferred to us under a technology transfer agreement with Mitsui and PUREarth.  Under the agreement, we acquired the worldwide title (excluding Japan) to the patents and other intellectual properties.  The catalyzed wire mesh filter technology is designed for use in a wide range of diesel engine particulate emission control applications.

The catalyzed wire mesh filter technology is a durable, low-cost filter designed to bridge the gap between low efficiency diesel-oxidation catalysts and expensive, heavily catalyzed wall-flow particulate filters.  The wire-mesh filter system is designed to work synergistically with a fuel-borne catalyst for reliable performance on a wide range of engines and with a broad range of fuels.  This combined Platinum Plus fuel-borne catalyst/catalyzed wire mesh filter technology is especially suited to solving the challenging problem of delivering a reliable pollution control solution which can be easily retrofitted for the older, higher-emission diesel engines expected to be in service for years to come, and in markets and applications where ultra-low sulfur diesel is not available.

In addition to reducing the cost to achieve these emission reductions, the patented combination with a fuel-borne catalyst permits the catalyzed wire mesh filter to operate effectively at the lower exhaust temperatures found in many stop-and-go service applications.  The fuel-borne catalyst reduces emissions and allows soot captured in the catalyzed wire mesh filter to be reliably combusted at lower exhaust temperatures.  Commercial systems of Platinum Plus fuel-borne catalyst with this durable catalyzed wire mesh filter have demonstrated performance in beverage delivery vehicles, refuse trucks and buses.  We received EPA Environmental Technology Verification in June 2004 for the catalyzed wire mesh filter system, which combines the Platinum Plus fuel-borne catalyst with a catalyzed wire mesh filter.

The Market and the Regulatory Environment

We estimate that worldwide annual consumption of diesel fuel exceeds 250 billion U.S. gallons, including approximately 50 billion in the U.S., 65 billion in Europe and 75 billion in Asia.

New Diesel Engines

While engine manufacturers have traditionally met emissions regulations by engine design changes, we believe that further reduction in emissions can be achieved best by using combinations of cleaner-burning fuels and after-treatment systems such as diesel-particulate filters and catalytic systems for reducing nitrogen oxides.  Like many of the engine-based emissions control strategies, these also generally increase fuel consumption.

Emissions regulations for new mobile diesel engines in the major markets of North America, Europe and Asia have continued to tighten and are now 40% to 90% lower than previous regulations.  Regulations in effect by 2010 in the U.S. and by 2009 in Europe and in Asia are expected to reduce the emissions level for new mobile diesel engines from 85% to 99% of the levels mandated in the mid-1980s.  Management expects the market for nitrogen oxide reduction systems in mobile applications to develop between 2008 and 2010.  European engine manufacturers have decided to use urea selective catalytic reduction in 2006, beginning with heavy-duty vehicles and likely for use on medium and light vehicles and passenger cars, as well.  There is a clear preference to use a single fluid system for the medium and light trucks, passenger cars and SUVs which have no compressed air system.  It also seems likely that European manufacturers will adopt particulate filters to meet 2009 regulations which have been ratified by the European Parliament.  We have significant intellectual property holdings for the design and implementation of these systems.

In May 2004, the EPA announced proposals to regulate non-road engines.  The regulations will be phased in from 2008 to 2014.  Proposals include a wide range of construction equipment, agricultural equipment, as well as railroad and marine applications.

We believe the U.S. market for diesel engines is poised for significant growth because of the favorable fuel economy performance of diesel engines, coupled with the increased ability to reduce particulate matter and emissions of nitrogen oxides from such engines.  Europe and Asia already use significantly more mobile diesel engines than the U.S., particularly for passenger and light-duty vehicles.  Engine manufacturers have all employed particulate filters to meet U.S. heavy-duty diesel vehicle regulations effective for the 2007 model year and have indicated their intent to continue this for particulate matter control in 2010.  Major U.S. and European engine manufacturers have committed to adopt urea-selective catalytic reduction.  We believe that both particulate filters and nitrogen oxides control technology will be required in Europe and the U.S. in the 2008 to 2010 period.

Existing Diesel Engines and the Retrofit Market

While much of the regulatory pressure and the response from engine manufacturers have focused on reducing emissions from new engines, there is increasing concern over pollution from existing diesel engines many of which have from 20- to 30-year life cycles.  The EPA has estimated that there are approximately 11 million diesel powered vehicles which need to be retrofitted over the next ten years.  We believe this trend underlies the growing interest in the potential market that may exist for retrofitting diesel engines with emissions reduction systems.  Stationary diesel engines, construction equipment and public transportation vehicles such as buses and commercial and municipal truck fleets will all be included in such a retrofit diesel engine market.

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

We face direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including BASF (formerly Engelhard), Donaldson, Cummins Filtration, Innospec (formerly Octel), Oxonica, Rhodia and Johnson Matthey.  Moreover, many of the current and potential future competitors have substantially more financial, engineering, sales and marketing capabilities, and broader product lines than we do.  Because of greater resources, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials or a change in global economic conditions.  We also face indirect competition in the form of alternative fuel consumption vehicles such as those using methanol, hydrogen, ethanol and electricity.

We believe that our technologies and products occupy a strong competitive position relative to others in the diesel emissions reduction technology market.  Competition in verified particulate reduction systems for retrofit is from catalyst systems suppliers like Johnson Matthey and BASF.  These companies employ systems that rely on much greater quantities of platinum than we do and that have the undesirable effect of increasing emissions of nitrogen dioxide, a component of nitrogen oxides and a strong lung irritant.  Competition in the diesel fuel additive market is from additive suppliers such as Innospec and Rhodia, who market an iron-based product, and Oxonica, who markets a cerium product for fuel economy improvement.  Our EPA-registered Platinum Plus fuel-borne catalyst provides fuel economy benefits as it competes on performance in regenerating filters and lowering system cost for the system provider by enabling reduced platinum levels and lower overall metal usage which results in less ash buildup on filters.  Platinum Plus fuel-borne catalyst also offers better performance in terms of carbon monoxide reduction and hydrocarbon reduction.  Finally, in the nitrogen oxides control market, competition is from other suppliers of reagent-based post-combustion nitrogen oxides control systems such as Argillon (acquired by Johnson Matthey in 2007), Hilite International and KleenAir Systems for retrofit, and Bosch and Hilite International for OEMs.  Bosch entered into a worldwide, non-exclusive technology license agreement with us in 2007 for the right to use our proprietary technology for a single fluid system which requires no compressed air.

Sales and Marketing

Our products and solutions are sold to customers through our distribution network, direct sales and the efforts of our sales consultants and agents.  As of February 29, 2008, our sales and marketing team consisted of ten employees, sales consultants and agents supported by our executive officers and members of our board of directors.

Market Opportunity

We believe our technologies are applicable to all existing diesel engines, all new engines designed to meet upcoming emission standards and all types of fuel, including biodiesel and ultra-low sulfur diesel.  We view the market opportunity as one that may be divided by application and market drivers.  Because of the financial benefit of improved fuel economy along with reduction of greenhouse gases, we have continued to emphasize fuel economy in the markets we serve.

Our intellectual property and technologies are now at the center of developments in the on-road diesel market.  Selective catalytic reduction which utilizes our ARIS technology and diesel particulate filtration which can utilize our Platinum Plus technology are core technologies to the development of the pending generation of cleaner diesels.  We believe this places us in a strong position going forward.  To meet 2010 requirements, some alternative fuels’ strategies will also need to consider means of reducing nitrogen oxides emissions.  Current projects are demonstrating the effective application of our ARIS-based systems with these alternative fuels’ vehicles.

The two principal market drivers for our products are legislative compliance for emission control and fuel economy improvement.  Platinum Plus fuel-borne catalyst is an “enabling technology” that enables emission reductions from the engine itself and enhances performance of the exhaust after-treatment systems while improving fuel economy.  The continued tightening of clean air standards, emissions control regulations, pressure for fuel efficiency and growing international awareness of the greenhouse effect should provide us with substantial opportunities in local markets throughout North America, Europe and Asia.

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

The convergence of requirements for emissions compliance and the high cost of fuel make the use of our products economical.  With diesel fuel selling at approximately $3.50 per U.S. gallon, or more, in the United States as of February 2008, a fuel savings of as little as 3% corresponds to $0.105 per U.S. gallon and effectively pays the cost of dosing with Platinum Plus fuel-borne catalyst by diesel fleet operators.  Our Platinum Plus fuel-borne catalyst in controlled fleet tests showed an average of 8% fuel economy improvement.  In Europe, where diesel fuel retails in some countries for as much as four times the U.S. selling price because of the higher tax rate on fuels, potential fuel economy benefits are even more pronounced.

Marketing Strategy and Commercialization

After-treatment systems for emissions reduction from diesel engines are now penetrating the diesel market.  The introduction of selective catalytic reduction in Europe and Japan for heavy-duty applications and the move to include diesel particulate traps for diesel passenger cars has confirmed our technology as central to the diesel market.  PSA Peugeot has taken the lead and offers particulate filter systems with fuel-borne catalysts on several of its models.  Other manufacturers such as Volkswagen and Daimler Benz offer diesel particulate filters for their larger vehicles.  In the U.S., Daimler Benz is now promoting the “clean diesel” passenger car under the “Bluetec” brand name which uses selective catalytic reduction to achieve the high nitrogen oxides reduction standards and will likely use airless urea injection.

The EPA and California Air Resources Board programs are accelerating the activities towards creation of active markets for diesel emissions reduction technologies and products in the U.S.  These markets include applications for new vehicles from 2007 onward and retrofit applications in on- and off-road markets, as well as for stationary power generation.  Thus, the market for diesel emissions reduction technologies and products is still emerging.  We expect growing demand for verified diesel emissions reduction technologies and products for the diesel engine market, owners of existing fleets of diesel-powered vehicles, and expanding requirements from the off-road, marine and railroad sectors.  At the same time, engine OEMs are looking to subsystem suppliers to provide complete exhaust subsystems including particulate filters and/or nitrogen oxides abatement systems and eventually both.

It is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the EPA and/or California Air Resources Board protocols to qualify for credits within the EPA and/or California Air Resources Board programs.  Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified.  We have received verification from the EPA for two systems based upon the use of the Platinum Plus fuel-borne catalyst.  Our family of Platinum Plus Purifier Systems uses the fuel-borne catalyst and a diesel oxidation catalyst for up to a 50% particulate reduction.  Another system of ours is verified for up to 75% reduction and uses a catalyzed wire mesh filter and the Platinum Plus fuel-borne catalyst.  We intend to verify our Platinum Plus fuel-borne catalyst in combination with a high performance diesel particulate filter and may also seek to verify our Platinum Plus fuel-borne catalyst with additional emissions control devices manufactured by other vendors.  We may receive royalties from sales of such systems or devices in the event sales of these devices include the Platinum Plus fuel-borne catalyst product as part of the devices’ verification.

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

We have entered into non-exclusive worldwide license agreements for our ARIS nitrogen oxides reduction technology.  We plan to widen distribution by selling key components with the technology licenses.  We believe this strategy of licensing the products and technologies represents the most efficient way to gain widespread distribution quickly and to exploit demand for the technologies.

We intend to utilize the catalyzed wire mesh filter technology which we have acquired by selling products based upon that technology alone and in combination with our Platinum Plus fuel-borne catalyst.  We have developed new patent applications in cooperation with external research institutions, which are intended to expand the market uses of the catalyzed wire mesh-based diesel particulate filter technology.

Health Effects, Environmental Matters and Registration of Additives

We are subject to environmental laws in all the countries in which we do business.  Management believes that CDT is in compliance with applicable laws, regulations and legal requirements.

Engine tests in the U.S. and Switzerland show that, when used in conjunction with a diesel particulate filter, from 99% to 99.9% of the Platinum Plus catalyst metal introduced to the fuel system by the fuel-borne catalyst is retained within the engine and exhaust and that the amount of platinum emitted from the use of Platinum Plus fuel-borne catalyst is roughly equivalent to platinum attrition from automotive and diesel catalytic converters.

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

The U.K. Ministry of Health’s Committee on Toxicity reviewed our Platinum Plus product and all the data submitted by us in December 1996 and stated, “The Committee is satisfied that the platinum emission from vehicles would not be in an allergenic form and that the concentrations are well below those known to cause human toxicity.”  Radian Associates, an independent research consulting firm, reviewed our data and the literature on platinum health effects in 1997 and concluded, “The use of Clean Diesel Technologies’ platinum containing diesel fuel additive is not expected to have an adverse health effect on the population under the condition reviewed.”  Radian Associates also concluded that emissions of platinum from the additive had a margin of safety ranging from 2,000 to 2,000,000 times below workplace standards.

The U.S. Mining Safety and Health Administration accepted the use of Platinum Plus fuel-borne catalyst with particulate filters in 2002, and also allowed its use in all fuel used in underground mining, even without filters.

We initiated independent tests in 2005 to address questions from the EPA on the use of our fuel-borne catalyst resulting from growing commercial interest in its diesel emission control products.  The results from testing of our Platinum Plus fuel-borne catalyst over eight months at laboratories recognized and approved by the EPA confirmed that any potentially allergenic platinum emissions from the use of the Platinum Plus fuel-borne catalyst were hundreds to thousands of times below the lowest published safe level and were consistent with reported platinum emissions from catalyzed control devices, in the opinion of the scientists.

Revenue

We generate revenue from product sales comprised of fuel-borne catalysts, including our Platinum Plus fuel-borne catalyst products and concentrate, and hardware (primarily, our patented ARIS advanced reagent injector and dosing systems for selective catalytic reduction of nitrogen oxides, our EPA-verified Platinum Plus Purifier System, our fuel-borne catalyst and a diesel-oxidation catalyst, and catalyzed wire mesh filters, including EPA-verified catalyzed wire mesh filters used in conjunction with our Platinum Plus fuel-borne catalyst); license and royalty fees from the ARIS System and other technologies; and consulting fees and other (primarily, engineering and development consulting services).  The following table sets forth the percentage contribution of our revenue sources in relation to total revenue for the years ended December 31, 2007, 2006 and 2005.

(dollars in thousands)
	For the years ended December 31,
	2007		2006		2005
Product sales	$1,466	29.8%	$860	76.6%	$760	93.6%
License and royalty revenue	3,459	70.2%	74	6.6%	47	5.8%
Consulting and other			189	16.8%	5	0.6%
Total	$4,925	100.0%	$1,123	100.0%	$812	100.0%

The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.  To date, we have been dependent on a few customers for a significant portion of our revenue (see “Significant Customers” in Note 2 of Notes to Consolidated Financial Statements).  The geographic areas from which our revenue was recognized for the years ended December 31, 2007, 2006 and 2005 are outlined in Note 12 of Notes to Consolidated Financial Statements.

Our Platinum Plus fuel-borne catalyst concentrate and finished product are sold to distributors, resellers and vehicle fleets in various industries, including beverage, grocery, shipping, fuel delivery and marine, among other end users.  We license the ARIS nitrogen oxides reduction system to others, generally with an up-front fee for the technology and know-how transfer and an on-going royalty per unit.  We also sell finished ARIS-based selective catalytic reduction systems to potential ARIS licensees and end users.  We believe that the ARIS system can most effectively be commercialized through licensing several companies with a related business in these markets.  We are actively seeking additional ARIS licensees for both mobile and stationary applications in the U.S., Europe and Asia.  We offer rights to the catalyzed wire mesh technology through license agreements as well as selling finished filters for use with our Platinum Plus fuel-borne catalyst.

Sources of Supply

Platinum and cerium are the principal raw materials used in the production of the Platinum Plus fuel-borne catalyst and account for a substantial portion of our product costs. These metals are generally available from multiple sources, and we believe the sources of these are adequate for our current operations.  The cost of platinum or the processing cost associated with converting the metal may have a direct impact on the future pricing and profitability of our Platinum Plus fuel-borne catalyst.  The market price for platinum has generally increased over the last several years.  We have a strategy of passing our cost increases along to our customers and have identified opportunities to lower the lifetime platinum cost within the overall system cost.  We do not anticipate a shortage in the supply of the raw materials used in the production of the fuel-borne catalyst in the foreseeable future.  While we have outsourcing arrangements with two companies in the precious metal refining industry to procure platinum, there are no fixed commitments with these parties to provide supplies, and we may make procurement arrangements with others to fulfill our raw materials requirements.  We also have ample licensed and qualified manufacturers for the manufacture on our behalf of hardware components, catalysts, filters and electronics.

Research and Development

We anticipate that we will continue to make significant research and development expenditures to maintain and expand our competitive position.  This includes improving our current technologies and products and developing and acquiring newer technologies and products.

Our research and development costs include test programs, salary and benefits, consulting fees, materials and certain testing equipment and are charged to operations as they are incurred.  Our research and development expenses, exclusive of patent costs, totaled approximately $428,000, $510,000 and $439,000, respectively, for the years ended December 31, 2007, 2006 and 2005.

Insurance

We maintain coverage for the customary risks inherent in our operations.  Although we believe our insurance policies to be adequate in amount and coverage for current operations, no assurance can be given that this coverage will be, or continue to be, available in adequate amounts or at a reasonable cost, or that such insurance will be adequate to cover any future claims.

Employees

As of February 29, 2008, we had sixteen full-time employees and one part-time employee.  In addition, one executive officer of Fuel Tech provides management and legal services to us as needed pursuant to a Management and Services Agreement with Fuel Tech.  We also retain outside consultants and sales and marketing consultants and agents.

We enjoy good relations with our employees and are not a party to any labor management agreements.

Available Information

We file reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC").  You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549.  You should call 1-800-SEC-0330 for more information on the public reference room.  Our SEC filings are also available to you on the SEC's Internet site at http://www.sec.gov.

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

New standards or environmental limits on the use of platinum or cerium metal by a governmental agency could adversely affect our ability to use our Platinum Plus fuel-borne catalyst in some applications.  In addition, California Air Resources Board requires “multimedia” assessment (air, water, soil) of the fuel-borne catalyst.  The EPA could require a “Tier III” test of the Platinum Plus fuel-borne catalyst at any time to determine additional health effects of platinum or cerium which tests may involve additional costs beyond our current resources.

Risks Related to Our Business and Industry

We face competition and technological advances by competitors.

There is significant competition among companies that provide solutions for pollutant emissions from diesel engines.  Several companies market products that compete directly with our products.  Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services.  We face direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including BASF (formerly Engelhard), Donaldson, Cummins Filtration, Innospec (formerly Octel), Rhodia, Hilite International, Johnson Matthey (including Argillon which it acquired in 2007) and KleenAir Systems.  Newly developed products could be more effective and cost efficient than our current or future products.  Many of the current and potential future competitors have substantially more engineering, sales and marketing capabilities and broader product lines than we have.  We also face indirect competition from vehicles using alternative fuels, such as methanol, hydrogen, ethanol and electricity.

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

Our results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

•	Actions taken by regulatory bodies relating to the verification, registration or health effects of our products.
•	The extent to which our Platinum Plus fuel-borne catalyst and ARIS nitrogen oxides reduction products obtain market acceptance.
•	The timing and size of customer purchases.
•	Customer concerns about the stability of our business which could cause them to seek alternatives to our solutions and products.
•	Continued increases in raw material costs, especially platinum.

An extended interruption of the supply or a substantial increase in the price of platinum could have an adverse effect on our business.

The cost of platinum or the processing cost associated with converting the metal may have a direct impact on the future pricing and profitability of our Platinum Plus fuel-borne catalyst.  The market price for platinum increased from $480 per ounce in early 2002 to $965 per ounce at December 31, 2005, $1,118 per ounce at December 31, 2006 and $1,530 per ounce at December 31, 2007.  On February 22, 2008, the London Metal Exchange afternoon fixing for platinum was $2,155 per ounce.  Although we intend to minimize this risk through various purchasing and hedging strategies, there can be no assurance that this will be successful.  A shortage in the supply of platinum or a significant, prolonged increase in the price of platinum, in each case, could have a material adverse effect on our business, operating results and financial condition.

Failure to attract and retain key personnel could have a material adverse effect on our future success.

Our success will depend, in large part, on our ability to retain current key personnel, attract and retain future key personnel, additional qualified management, marketing, scientific, and manufacturing personnel, and develop and maintain relationships with research institutions and other outside consultants.  The loss of key personnel or the inability to hire or retain qualified personnel, or the failure to assimilate effectively such personnel could have a material adverse effect on our business, operating results and financial condition.

We currently depend on the marketability of a limited number of primary products and technologies, including Platinum Plus fuel-borne catalyst, ARIS advanced reagent injection system for selective catalytic reduction, Purifier Systems and catalyzed wire mesh filters.

Our Platinum Plus fuel-borne catalyst, ARIS advanced reagent injection system for selective catalytic reduction, Purifier Systems and our catalyzed wire mesh filter are currently our primary products and technologies.  Failure of any of our products or technologies to achieve market acceptance may limit our growth potential.  Further, our gross profit may vary widely in relation to the mix of products and technologies that we sell during any reporting period.  We may have to cease operations if all of our primary products fail to achieve market acceptance or fail to generate significant revenue.  Additionally, the marketability of our products may be dependent upon obtaining verifications from regulatory agencies such as the EPA, California Air Resources Board, or similar European agencies, as well as the effectiveness of our products in relation to various environmental regulations in the many jurisdictions in which we market and sell our products.

We may not be able to successfully market new products that are developed or obtain direct or indirect verification or approval of our new products.

We plan to market other emissions reduction devices used in combination with the Platinum Plus fuel-borne catalyst, ARIS injector, EGR-SCR, catalyzed wire mesh filter and diesel particulate filter regeneration.  There are numerous development and verification issues that may preclude the introduction of these products for commercial sale.  If we are unable to demonstrate the feasibility of these products or obtain verification or approval for the products from regulatory agencies, we may have to abandon the products or alter our business plan.  Such modifications to our business plan will likely delay achievement of revenue milestones and profitability.

Risks Related to Our Financial Condition

We have incurred losses in the past and expect to incur losses in the future.

We have incurred losses since inception totaling $49.5 million as of December 31, 2007, which amount includes approximately $4.8 million of non-cash preferred stock dividends.  At the date of this Annual Report on Form 10-K, our cash resources are estimated to be sufficient for our needs through December 31, 2008 and beyond.

We have recognized limited revenues through December 31, 2007 and expect to continue to incur operating losses at least through 2008.  There can be no assurance that we will achieve or sustain significant revenues or profitability in the future.  See the discussion below under the caption “Liquidity and Sources of Capital” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have no assurances of additional funding.

We may seek additional funding in the form of a private or public offering of equity securities.  Debt financing would be difficult to obtain because of limited assets and cash flows.  Any equity funding may depend on prior stockholder approval of an amendment to our certificate of incorporation authorizing additional capital.  Any offering of shares of our common stock may result in dilution to our existing stockholders.  Our ability to consummate financing will depend on the status of our marketing programs and commercialization progress, as well as conditions then prevailing in the relevant capital markets.  There can be no assurance that such funding will be available if needed, or on acceptable terms.  In the event that we need additional funds and are unable to raise such funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going commercialization, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.  See the discussion below under the caption “Liquidity and Sources of Capital” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

A few customers currently account for a significant portion of our revenues.  For the year ended December 31, 2007, three customers accounted for approximately 70% of our revenue and for the years ended December 31, 2006 and 2005, two customers accounted for approximately 42% and 36%, respectively, of our revenue, primarily attributable to license fees and royalties, product sales and consulting fees.  We intend to establish long-term relationships with existing customers and continue to expand our customer base.  While we diligently seek to become less dependent on any single customer, it is likely that certain contractual relationships may result in one or more customers contributing to a significant portion of our revenue in any given year for the foreseeable future.  The loss of one or more of our significant customers may result in a material adverse effect on our revenue, our ability to become profitable or our ability to continue our business operations.

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

Capital market conditions may influence our ability to liquidate investments.

At December 31, 2007, we held a total of $18.1 million in investments in auction rate securities, most of which were AAA/Aaa rated and collateralized by student loans substantially guaranteed by the U.S. Department of Education. The Company sold approximately $7.1 million in auction rate securities subsequent to December 31, 2007.  However, starting on February 15, 2008, the Company experienced difficulty in selling additional securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders.  Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  These failed auctions represent market risk exposure and are not defaults or credit events.  Holders of the securities continue to receive interest on the investment, currently at a pre-determined maximum rate, and the securities will be auctioned every 28 days until the auction succeeds, the issuer calls the securities, or they mature.  Accordingly, because there may be no effective mechanism for selling these securities, the securities may be viewed as long-term assets.  The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process.  We classified $11.7 million of these auction rate securities as non-current investments as of December 31, 2007.  At this time, the Company does not believe such securities are impaired or that the failure of the auction mechanism will have a material impact on the Company’s liquidity or financial position.

We have not and do not intend to pay dividends on shares of our common stock.

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

Our common stock is currently listed on The NASDAQ Capital Market and the Alternative Investment Market of the London Stock Exchange.  Our common stock trades on these exchanges in the U.S. and the U.K. and in Germany on various regional stock exchanges and the national electronic exchange (Xetra), and an investor’s ability to trade the stock may be limited by trading volume and price volatility.

The trading volume in our common stock has been relatively limited and a consistently active trading market for our common stock may not develop.  Our common stock began trading on The NASDAQ Capital Market effective October 3, 2007.  Prior to this date, our common stock was traded on the OTC Bulletin Board.  The average daily trading volume in our common stock on these exchanges in 2007 was approximately 26,000 shares.

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

We have a five-year lease expiring in March 2009 for 3,925 square feet of administrative office space at 300 Atlantic Street, Stamford, Connecticut.  The annual cost of the lease including rent, utilities and parking is approximately $128,000.  We have a lease for 1,942 square feet of office space outside London, U.K. through March 2013 at an annual cost of approximately $65,000, including utilities and parking.  We also lease 2,750 square feet of warehouse space in Milford, Connecticut at an annual cost of approximately $21,000 (excluding utilities) through July 2008.

Item 3.	Legal Proceedings

We are not involved in any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the fourth quarter of 2007.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Capital Market in the U.S. effective October 3, 2007, and prior to that date, it traded on the Over-The-Counter Bulletin Board.  Our common stock is also listed on the London Stock Exchange through the Alternative Investment Market (AIM) and also trades in Germany on various regional stock exchanges, including Frankfurt, as well as on the national electronic exchange Xetra.  Reports of transactions of our shares are available on The NASDAQ Capital Market under the trading symbol “CDTI”, on the AIM under the symbols “CDT” and “CDTS” (this latter symbol denotes restricted shares that have been issued in private placements) and on the Frankfurt exchange under the symbol “CDI”. At February 29, 2008, there were 169 holders of record of our common stock representing approximately 1,500 beneficial holders.

No dividends have been paid on our common stock and we do not anticipate paying cash dividends in the foreseeable future.  Prices indicated below with respect to our share price include inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low bid prices of our common stock on the U.S. Over-The-Counter Bulletin Board (OTCBB) or the high and low sale prices of our common stock on The NASDAQ Capital Market and AIM for each of the periods listed.  Prices indicated below with respect to our share price include inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	OTC Bulletin Board or		AIM of the
	NASDAQ Capital Market		London Stock Exchange
	High	Low	High	Low
	(In U.S. $)		(In GBP)
2006
1st Quarter	$5.80	$4.00	£3.25	£2.25
2nd Quarter	$9.75	$5.30	£5.00	£2.90
3rd Quarter	$9.75	$7.00	£5.00	£3.60
4th Quarter	$9.00	$7.25	£4.85	£3.90
2007
1st Quarter	$12.25	$9.00	£6.00	£4.25
2nd Quarter	$17.00	$10.25	£7.75	£4.65
3rd Quarter	$15.00	$11.00	£8.00	£5.50
4th Quarter	$30.00	$12.50	£13.24	£6.10

Sales and Uses of Unregistered Securities During the Period

The shares of common stock issued during the year pursuant to stock subscriptions entered into in December 2006 and the shares of common stock issued upon exercise of warrants are registered for resale by a Registration Statement on Form S-1 that was declared effective by the SEC on October 4, 2007.

On July 2, 2007, we sold shares of our common stock upon the exercise of warrants.  We received gross proceeds of $7.1 million from the exercise of warrants to acquire seven-hundred nine thousand, three-hundred eighty-three (709,383) of the Company’s common shares.  The warrants were exercised by 35 investors (31 non-U.S. investors and 4 U.S. investors).  The warrants exercised included 699,883 of the Company’s Class A warrants and 9,500 of the Company’s Class B warrants.  The Class A warrants expired on July 2, 2007 and were exercisable at a price of $10.00 per share (price adjusted for the reverse split effected on June 15, 2007).  In connection with the exercise of the warrants, the Company incurred expenses including commissions to the placement agent of approximately $250,000.  These private placements qualified for the exemptions from registration under the Securities Act of 1933, as amended, (the “Act”) afforded by Regulation S and Regulation D under the Act.  Of the total shares sold, 678,085 were sold to offshore investors, and in connection therewith, the Company claimed the exemption from registration provided by Regulation S of the Act.  Of the total shares sold, 31,298 were sold to investors in the United States, and in connection therewith, the Company claimed the exemption from registration provided by Regulation D of the Act.  Directors and senior management invested $71,337 for a total of 7,133 common shares.

On December 31, 2007, we sold shares of our common stock upon the exercise of warrants.  We received gross proceeds of $8.6 million from the exercise of warrants to acquire six-hundred ninety thousand, four-hundred ninety (690,490) of the Company’s common shares.  The warrants were exercised by 34 investors (30 non-U.S. investors and 4 U.S. investors).  The warrants exercised were the Class B warrants which were exercisable at a price of $12.50 per share (price adjusted for the reverse split effected on June 15, 2007).  The Class B warrants had a notional expiration date of December 29, 2007; however, since December 29, 2007 was a Saturday, the effective expiration date was Monday, December 31, 2007. In connection with the exercise of the warrants, the Company incurred expenses including commissions to the placement agent of approximately $325,000.  Directors and senior management invested $91,412 for a total of 7,313 common shares.

Equity Compensation Plan Information as of December 31, 2007

The following table represents options and warrants outstanding as of December 31, 2007:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance
Options:

Equity compensation plans approved by security holders	812,844	[1]	$11.72	608,866	[1]

Equity compensation plans not approved by security holders	—		—	—

Total Options	812,844		$11.72	608,866

Warrants:

Equity compensation plans approved by shareholders	—		—	—

Equity compensation plans not approved by shareholders	424,992		$11.35	—

Total Warrants	424,992		$11.35	—

1  Represents awards issued under the 1994 Incentive Plan.  The maximum number of awards allowed under the 1994 Incentive Plan is 17.5% of our issued and outstanding common stock less the outstanding options, and is subject to a sufficient number of shares of authorized capital.

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the common stock of the Company, the Russell 2000 Index and the S&P 1500 Composite Specialty Chemical Index since December 31, 2002, assuming a $100 investment.  The stock price performance shown on the graph below is not necessarily indicative of future price performance.

$400
$300
$200
$100
$0
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
CDT
Russell 2000 Index
S&P 1500 Speciality Chemical

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Clean Diesel Technologies, Inc.	$100	$190	$113	$68	$120	$307
Russell 2000 Index	100	145	170	176	126	200
S&P 1500 Composite Specialty Chemical Index	100	119	135	131	157	168

Item 6.	Selected Financial Data

The following selected financial data has been derived from our audited consolidated financial statements.  The Statements of Operations Data relating to 2007, 2006 and 2005, and the Balance Sheet Data as of December 31, 2007 and 2006 should be read in conjunction with the audited consolidated financial statements, including the notes thereto in Item 8, “Consolidated Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Historical results for any prior period are not necessarily indicative of future results for any period.

	For the years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA
Revenue:
Product sales	$1,466	$860	$760	$659	$373
License and royalty revenue	3,459	74	47	54	194
Consulting and other	─	189	5	9	─
Total revenue	4,925	1,123	812	722	567

Operating costs and expenses:
Cost of total revenue	1,126	658	471	455	219
Selling, general and administrative	8,041	5,278	4,963	3,962	2,695
Research and development	428	510	439	506	855
Patent amortization and other expense	364	235	170	90	58

Loss from operations	(5,034)	(5,558)	(5,231)	(4,291)	(3,260)
Foreign currency exchange gain (loss)	(11)	104	(221)	101	─
Interest income	509	58	26	47	15
Other income (expense), net	1	12	─	─	─
Net loss	$(4,535)	$(5,384)	$(5,426)	$(4,143)	$(3,245)

Basic and diluted loss per common share	$(0.66)	$(1.03)	$(1.48)	$(1.29)	$(1.28)

Basic and diluted weighted-average shares outstanding	6,886	5,212	3,678	3,214	2,544

	As of December 31,
	2007	2006	2005	2004	2003
			(in thousands)
BALANCE SHEET DATA
Current assets	$11,871	$8,287	$5,505	$4,868	$7,023
Total assets	24,663	9,018	6,274	5,513	7,441
Current liabilities	1,663	1,070	496	391	868
Long-term liabilities	─	─	─	─	─
Working capital	10,208	7,217	5,009	4,477	6,155
Stockholders’ equity	23,000	7,948	5,778	5,122	6,573

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe that clean air, energy efficiency and sustainability continue to attract increasing attention around the world, as does the need to develop alternative energy sources.  Increasingly, combustion engine development is influenced by concern over global warming caused by carbon dioxide emissions from fossil fuels and toxic exhaust emissions.  Because carbon dioxide results from the combustion of fossil fuels, reducing fuel consumption is often cited as the primary way to reduce carbon dioxide emissions.  Further, because diesel engines are 35% or more fuel-efficient than gasoline engines, the increased use of diesel engines relative to gasoline engines is one way to reduce overall fuel consumption, and thereby, significantly reduce carbon dioxide emissions.  We believe the diesel engine is and will remain a strategic and economic source of motive power.  However, diesel engines emit higher levels of two toxic pollutants – particulate matter and nitrogen oxides – than gasoline engines fitted with catalytic converters.  Both of these pollutants affect human health and damage the environment.  These factors, among others, have led to legislation and standards that may drive demand for our products and solutions.

Our operating revenue consists of product sales, technology licensing fees and royalties, and consulting and other (primarily, engineering and development consulting services).  Product sales include our patented Platinum Plus fuel-borne catalyst products and concentrate and hardware (primarily, our patented ARIS advanced reagent injector and dosing systems for selective catalytic reduction of nitrogen oxides, our Environmental Protection Agency (EPA) verified Platinum Plus Purifier System, our fuel-borne catalyst and diesel-oxidation catalyst, and catalyzed wire mesh filters).  Our Platinum Plus fuel-borne catalyst is registered with the EPA and other environmental authorities around the world.  We received EPA verification of our Purifier System (fuel-borne catalyst and diesel oxidation catalyst) in October 2003 and a verification of our catalyzed wire mesh filter system (fuel-borne catalyst and catalyzed wire mesh filter) in June 2004.  Of our operating revenue for the year ended December 31, 2007, approximately 29.8% was from product sales and 70.2% was from technology licensing fees and royalties.  Of our operating revenue for the year ended December 31, 2006, approximately 76.6% was from product sales, 6.6% was from technology licensing fees and royalties and 16.8% was from consulting and other.  Of our operating revenue for the year ended December 31, 2005, approximately 93.6% was from product sales, 5.8% was from technology licensing fees and royalties and 0.6% was from other revenue.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Our Platinum Plus fuel-borne catalyst concentrate and finished product are sold to distributors, resellers and vehicle fleets in various industries, including beverage, grocery, shipping, fuel delivery and marine, among other end users.  We license our ARIS nitrogen oxides reduction system to others, generally with an up-front fee for the technology and know-how and an on-going royalty per unit.  We also sell finished ARIS-based selective catalytic reduction systems to potential ARIS licensees and end users.  We believe that the ARIS system can most effectively be commercialized through licensing several companies with a related business in these markets.  We are actively seeking additional ARIS licensees for both mobile and stationary applications.  We acquired the rights to proprietary technology for catalyzed wire mesh filters from Mitsui Co., Ltd. in 2005 and offer rights to the catalyzed wire mesh technology through license agreements as well as selling finished filters for use with our Platinum Plus fuel-borne catalyst.

Since inception, we have devoted efforts to the research and development of technologies and products in various areas, including platinum fuel-borne catalysts for emission reduction and fuel economy improvement and nitrogen oxides reduction systems to control emissions from diesel engines.  We received EPA registration for our platinum–cerium fuel-borne catalyst (Platinum Plus) in December 1999.  Although we believe we have made progress in commercializing our technologies, we have experienced recurring losses from our operations.  Our accumulated deficit amounted to approximately $49.5 million as of December 31, 2007.  The internally generated funds from our revenue sources have not been sufficient to cover our operating costs.  The ability of our revenue sources, especially product sales and technology license fees and royalties, to generate significant cash for our operations is critical to our long-term success.  We cannot predict whether we will be successful in obtaining market acceptance of our products or technologies or in completing our current licensing agreement negotiations.  To the extent our internally generated funds are inadequate, we believe that we will need to obtain additional working capital through equity financings.  However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes to the consolidated financial statements.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

Revenue is recognized when earned.  For technology licensing fees paid by licensees that are fixed and determinable, accepted by the customer and nonrefundable, revenue is recognized upon execution of the license agreement, unless it is subject to completion of any performance criteria specified within the agreement, in which case it is deferred until such performance criteria are met.  Royalties are frequently required pursuant to license agreements or may be the subject of separately executed royalty agreements.  Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements.  Revenue from product sales is recognized when title has passed and our products are shipped to our customer, unless the purchase order or contract specifically requires us to provide installation for hardware purchases.  For hardware projects in which we are responsible for installation (either directly or indirectly by third-party contractors), revenue is recognized when the hardware is installed and/or accepted, if the project requires inspection and/or acceptance.  Other revenue primarily consists of engineering and development consulting services.  Revenue from technical consulting services is generally recognized and billed as the services are performed.

Generally, our license agreements are non-exclusive and specify the geographic territories and classes of diesel engines covered, such as on-road vehicles, off-road vehicles, construction, stationary engines, marine and railroad engines.  At the time of the execution of our license agreement, we convey the right to the licensee to use our patented technologies.  The up-front fees are not subject to refund or adjustment.  We recognize the license fee as revenue at the inception of the license agreement when we have reasonable assurance that the technologies transferred have been accepted by the licensee and collectability of the license fee is reasonably assured.  The nonrefundable up-front fee is in exchange for the culmination of the earnings process as the Company has accomplished what it must do to be entitled to the benefits represented by the revenue.  Under our license agreements, there is no significant obligation for future performance required of the Company.  Each licensee must determine if the rights to our patented technologies are usable for their business purposes and must determine the means of use without further involvement by the Company.  In most cases, licensees must make additional investments to enable the capabilities of our patents, including significant engineering, sourcing of and assembly of multiple components.  Our obligation to defend valid patents does not represent an additional deliverable to which a portion of an arrangement fee should be allocated.  Defending the patents is generally consistent with our representation in the license agreement that such patents are legal and valid.

Research and Development Costs

Costs relating to the research, development and testing of our technologies and products are charged to operations as they are incurred.  These costs include verification programs, salary and benefits, consulting fees, materials and testing gear.

Our research and development expenses totaled approximately $428,000, $510,000 and $439,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Patents and Patent Expense

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to twenty years.  Indirect and other patent-related costs are expensed as incurred.  Patent amortization expense for the years ended December 31, 2007, 2006 and 2005 was $41,000, $44,000 and $53,000, respectively.

We evaluate the remaining useful life of our patents each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.  If the evaluation determines that the patent’s remaining useful life has changed, the remaining carrying amount of the patent is amortized prospectively over that revised remaining useful life.  We also evaluate our patents for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable.  The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life.  The factors used in evaluating the undiscounted cash flows include current operating results, projected future operating results and cash flows and any other material factors that may affect the continuity or the usefulness of the asset.  If impairment exists or if we decide to abandon a patent, the patent is written down to its fair value based upon discounted cash flows.  At December 31, 2007 and 2006, the Company’s patents, net were $817,000 and $603,000, respectively.

Newly Adopted Accounting Standards

Effective January 1, 2007, we adopted the provision of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  It is the Company’s policy to classify in the financial statements accrued interest and penalties attributable to a tax position as income taxes.  There were no unrecognized tax benefits at the date of adoption of FIN 48, and there were no unrecognized tax benefits at December 31, 2007.  The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate.  Our tax years ranging from 2004 through 2007 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for which the provisions of SFAS No. 157 should be applied retrospectively.  The Company will adopt SFAS No. 157 in the first quarter of 2008.  We are currently evaluating the impact, if any, of SFAS No. 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS No. 159 is effective for the Company’s first quarter of 2008.  The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.  We are currently evaluating the impact, if any, of SFAS No. 159 on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination.  SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations.  SFAS No. 141R is effective, on a prospective basis, for us in the fiscal year beginning January 1, 2009.  The Company is currently assessing the impact of SFAS No. 141R on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity.  All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value.  SFAS No. 160 is effective, on a prospective basis, for us in the fiscal year beginning January 1, 2009.  However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements.  The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial position and results of operations.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue was $4,925,000 in 2007 compared to $1,123,000 in 2006, an increase of $3,802,000, or 338.6%, reflecting increases in all of our revenue sources, except consulting and other.  Of our operating revenue for the year ended December 31, 2007, approximately 29.8% was from product sales and 70.2% was from technology licensing fees and royalties.  Of our operating revenue for the year ended December 31, 2006, approximately 76.6% was from product sales, 6.6% was from technology licensing fees and royalties and 16.8% was from consulting and other revenue.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

In 2007, we made progress in our ongoing initiative to consummate technology license agreements with manufacturers and component suppliers, including execution of new and amended technology licensing agreements for the use of our ARIS® technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.  Our technology license fees and royalties were $3,459,000 in 2007 compared to $74,000 in 2006 and were primarily attributable to upfront license fees from new and amended licenses.

Product sales increased $606,000, or 70.5%, to $1,466,000 in 2007 from $860,000 in 2006.  The increase in product sales is attributable primarily to higher demand for our Platinum Plus Purifier Systems, a bundled product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst to enable regeneration.  In October 2007, we received approval from Transport for London to supply our Purifier System as an emission reduction solution that meets the standards established for the London Low Emission Zone.

Total cost of revenue was $1,126,000 for the year ended December 31, 2007 compared to $658,000 for the year ended December 31, 2006, an increase of $468,000, or 71.1%, due to higher costs and higher product sales volume in 2007 compared to 2006.  Total gross profit as a percentage of revenue was 77.1% and 41.4% for the years ended December 31, 2007 and 2006, respectively, with the increase attributable to the mix that included higher technology license fees and royalty revenue.  Gross margin for product sales in 2007 was $340,000, or 23.2% of product sales, compared to $248,000 in 2006, or 28.8%.  Our cost of license fee and royalty revenue was zero in 2007 resulting in $3,459,000 gross margin.

Our cost of revenue – product sales includes the costs we incur to formulate our finished products into salable form for our customers, including material costs, labor and processing costs charged to us by our outsourced blenders, installers and other vendors, packaging costs incurred by our outsourced suppliers, freight costs to customers and inbound freight charges from our suppliers.  Our inventory is primarily maintained off-site by our outsourced suppliers.  To date, our purchasing, receiving, inspection and internal transfer costs have been insignificant and have been included in cost of revenue – product sales.  In addition, the costs of our warehouse of approximately $21,000 per year are included in selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of revenue and others like us exclude a portion of such costs from gross margin, including such costs instead within operating expenses.  Cost of revenue – consulting and other includes incremental out of pocket costs to provide consulting services.  Cost of revenue – licensing fees and royalties is zero as there are no incremental costs associated with the revenue.

Selling, general and administrative expenses were $8,041,000 for the year ended December 31, 2007 compared to $5,278,000 in 2006, an increase of $2,763,000, or 52.3%.  The increase in selling, general and administrative costs is primarily attributable to higher non-cash charges for the fair value of stock options and warrants as discussed further below.  Selling, general and administrative expenses are summarized below:

(in thousands)
	Years ended December 31,
	2007	2006
Non-cash stock-based compensation	$1,966	$304
Severance		357
Compensation and benefits	2,997	2,400
Total compensation and benefits	$4,963	$3,061
Professional services	1,487	792
Travel	622	538
Occupancy	511	406
Sales and marketing expenses	341	279
Depreciation and all other	117	202
Total selling, general and administrative expenses	$8,041	$5,278

Compensation and benefit expense for the year ended December 31, 2007 includes $1,967,000 of non-cash charges for the fair value of stock options granted in accordance with SFAS No. 123R, which we adopted in January 2006 compared to $304,000 of non-cash charges for the fair value of stock options in 2006.  Historically, the Board of Directors has granted employee stock options in December each year but did not grant stock options in December 2006 because of financing activities then underway and determined to make those grants in January 2007.  Effectively, the 2007 charge reflects two grants of stock options to employees, one grant by the Board of Directors in December 2007 and another in January 2007 (the grant that would typically have been made in December with respect to the 2006 year).

Professional fees include public relations, investor relations and financial advisory fees along with audit-related costs.  Included in 2007 is a $227,000 non-cash compensation expense for stock warrants issued for financial advisory services.  The significant component of the increase in professional fees is attributable to the high costs of complying with the requirements of Sarbanes-Oxley.  Occupancy costs include office rents, insurance and related costs.  We moved our U.K. administrative offices in November 2007 and expect higher occupancy costs in the future.  We increased our investment in sales and marketing in 2007 with the objective of laying the groundwork for sales growth and licensing of our core technologies in 2008.

Research and development expenses were $428,000 for the year ended December 31, 2007 compared to $510,000 in 2006, a decrease of $82,000, or 16.1%, due to fewer verification projects and test programs conducted in 2007.  The 2007 research and development expenses include $14,000 of non-cash charges for the fair value of stock options granted in accordance with SFAS No. 123R compared to zero in 2006.  Our 2007 research and development projects included testing required to meet Transport for London’s certification standards for the London Low Emission Zone.  In October 2007, we received approval from Transport for London to supply our Purifier System as an emission reduction solution that meets the standards established for the London LEZ.

Patent amortization and other patent costs increased to $364,000 in 2007 from $235,000 in 2006.  Included are $58,000 and $17,000 in 2007 and 2006, respectively, related to abandonment of some patents in jurisdictions that we deemed unnecessary.  Patent amortization expense for the years ended December 31, 2007 and 2006 was $41,000 and $44,000, respectively.

Interest income was $509,000 for the year ended December 31, 2007 compared to $58,000 in 2006, an increase of $451,000 due to the higher average balance of invested funds in 2007 from the December 2006 private placement funding and exercise of warrants issued in that placement as further outlined in the section entitled “Liquidity and Capital Resources” below.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue was $1,123,000 in 2006 compared to $812,000 in 2005, an increase of $311,000, or 38.3%, reflecting increases in all of our revenue sources.  Operating revenue for the year ended December 31, 2006 consisted of approximately 76.6% in product sales, 6.6% in technology licensing fees and royalties and 16.8% in consulting and other revenue.  Operating revenue for the year ended December 31, 2005 consisted of approximately 93.6% in product sales, 5.8% in technology licensing fees and royalties and 0.6% in consulting and other revenue.

Product sales increased $100,000, or 13.2%, to $860,000 in 2006 from $760,000 in 2005.  Product sales include our Platinum Plus fuel-borne catalyst and hardware and compared to 2005, reflect an $180,000, or 43.7%, increase in our Platinum Plus fuel-borne catalyst sales offset by an $80,000, or 22.8%, decrease in hardware sales.  The increase in product sales is primarily due to higher demand for our Platinum Plus fuel-borne catalyst attributable to the benefits of cleaner burning engines, along with improved fuel economy, sought by end users and an increase in our ARIS advanced reagent injector and dosing systems for selective catalytic reduction, partially offset by a decline in installations of our Platinum Plus Purifier Systems.  License fees and royalty revenue was $74,000 in 2006 compared to $47,000 in 2005, an increase of $27,000, or 57.4%, primarily due to royalty payments related to our ARIS technology.  Consulting and other revenue was $189,000 in 2006 compared to $5,000 in 2005, an increase of $184,000.  The increase in consulting and other revenue is attributable to consulting services we performed in 2006.  From time to time, we perform technical consulting services on behalf of existing and prospective customers.

Total cost of revenue was $658,000 for the year ended December 31, 2006 compared to $471,000 for the year ended December 31, 2005, an increase of $187,000, or 39.7%, attributable to higher costs and sales volume in 2006 compared to 2005.  Total gross profit as a percentage of revenue was 41.4% and 42.0% for the years ended December 31, 2006 and 2005, respectively.

Our cost of product sales in 2006 was $612,000 compared to $471,000 in 2005, an increase of $141,000 attributable primarily to higher platinum costs included in our fuel-borne catalyst and higher hardware installation costs.  Gross margin for product sales in 2006 was $248,000, or 28.8% of product sales, compared to $289,000 in 2005, or 38.0% of product sales, with the decline due to the higher costs in 2006.  Our cost of license fee and royalty revenue was zero resulting in $74,000 gross margin.  Our cost of other revenue, consisting primarily of consultant labor and incremental travel-related costs, was $46,000, resulting in consulting and other gross margin of $143,000.

Our cost of revenue – product sales includes the costs we incur to formulate our finished products into salable form for our customers, including material costs, labor and processing costs charged to us by our outsourced blenders, installers and other vendors, packaging costs incurred by our outsourced suppliers, freight costs to customers and inbound freight charges from our suppliers.  Our inventory is primarily maintained off-site by our outsourced suppliers.  To date, our purchasing, receiving, inspection and internal transfer costs have been insignificant and have been included in cost of revenue – product sales.  In addition, the costs of our warehouse of approximately $21,000 per year are included in selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of revenue and others like us exclude a portion of such costs from gross margin, including such costs instead within operating expenses.  Cost of revenue – consulting and other includes incremental out of pocket costs to provide consulting services.  Cost of revenue – licensing fees and royalties is zero as there are no incremental costs associated with the revenue.

Selling, general and administrative expenses were $5,278,000 for the year ended December 31, 2006 compared to $4,963,000 in 2005, an increase of $315,000, or 6.3%.  Selling, general and administrative expenses are summarized below:

(in thousands)
	Years ended December 31,
	2006	2005
Non-cash stock-based compensation	$304	$ 
Severance	357	
Compensation and benefits	2,400	2,771
Total compensation and benefits	$3,061	$2,771
Professional services	792	834
Travel	538	546
Occupancy	406	475
Sales and marketing expenses	279	161
Depreciation and all other	202	176
Total selling, general and administrative expenses	$5,278	$4,963

Compensation and benefit expense for the year ended December 31, 2006 includes $304,000 of non-cash charges for the fair value of stock options granted in accordance with SFAS No. 123R, which we adopted in January 2006.  Also included are $357,000 of severance charges related to the departure of CDT’s former president and chief operating officer who had been released from employment in January 2006.  In addition, compensation and benefit expense for the year ended December 31, 2006 reflects a full year of employment of the individual serving as our executive vice president, chief operations officer, North America and chief technology officer, who was hired in August 2005.

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

Liquidity and Capital Resources

Net cash used for operating activities was $4.2 million for the year ended December 31, 2007 and was used primarily to fund the 2007 net loss of $4.5 million, adjusted for non-cash items.  Included in the 2007 non-cash items was stock option compensation expense of $2,208,000 accounted for in accordance with SFAS No. 123R, which we adopted on January 1, 2006.

Accounts receivable, net increased to $1,927,000 at December 31, 2007 from $100,000 at December 31, 2006 due to technology licensing fees and sales of our Purifier System to meet the requirements of the London Low Emission Zone.  Inventories, net increased to $1,093,000 at December 31, 2007 from $365,000 at December 31, 2006 due to the timing of our platinum metal purchases and at a higher cost than the prior year.  In addition, we are maintaining higher inventory balances for our international operations to support fulfillment of orders placed to comply with the requirements of the London Low Emission Zone.  Our accounts payable and accrued expenses contributed $677,000 to our operating cash flow, reflecting higher general business activities.

We used $19.3 million for investing activities in 2007, primarily for investments in auction rate securities collateralized by student loans and substantially guaranteed by the U.S. Department of Education.  We used $313,000 for investments in our patents, including patent applications in foreign jurisdictions.  We expect to continue to invest in our patents.

Cash provided by financing activities was $19.7 million for the year ended December 31, 2007 and is attributable to exercise of warrants ($15.2 million, net of expenses), collection of subscriptions from the 2006 private placement ($4.3 million, net) and exercise of options ($0.4 million).

In the December 2006 private placement, investors agreed to purchase 1.4 million shares of our common stock and warrants for the right to acquire an additional 1.4 million shares of our common stock, for a total gross sales price of $9.5 million (proceeds, net of $410,000 in expenses, amounting to approximately $9.0 million), of which $4.3 million, net of expenses, was collected in 2007.  As described in Note 6 of Notes to the Consolidated Financial Statements, of the $4.3 million subscriptions receivable at December 31, 2006, $2.4 million, net was classified in current assets and $1.9 million, net was classified as a reduction of stockholders’ equity.

In the December 2006 private placement, each investment unit was sold for $6.75 and was comprised of one share of our common stock, one Class A warrant and one Class B warrant, each warrant entitling the holder to acquire one additional share of common stock for every two shares purchased in the offering.  In the aggregate, the warrants comprised approximately 0.7 million Class A warrants and 0.7 million Class B warrants.  The Class A warrants were exercisable at a per share price of $10.00 and expired on July 2, 2007 (see below).  The Class B warrants were exercisable at a per share price of $12.50 and expired on December 29, 2007 (see below).

We received gross proceeds of $15.7 million from the exercise of Class A and B warrants to acquire 1,399,873 shares of our common stock.  In connection with the exercise of the warrants, we incurred expenses including fees to the placement agent of approximately $575,000.  Proceeds from the exercise of the Class A and B warrants, net of the placement agent fees, totaled $15.2 million.  We are using the proceeds from this private placement for general working capital purposes.

In connection with this private placement, we undertook to apply for the listing of our outstanding shares on a recognized U.S. stock exchange at such time as we should satisfy the applicable listing requirements.  On June 29, 2007, we submitted an application for listing our common stock on The NASDAQ Capital Market.  We were approved to be listed on The NASDAQ Capital Market on September 27, 2007, and our common stock began trading on The NASDAQ Capital Market effective October 3, 2007.  In conjunction therewith, we incurred approximately $52,000 in costs which were charged to additional paid-in capital, $50,000 of which was for the entry fee paid to NASDAQ.

Also in conjunction with this private placement, we undertook to file a registration statement under the Securities Act of 1933 covering the shares of common stock and the shares of common stock underlying the warrants following completion of the audit of our financial statements for the year 2006.  On June 29, 2007, we filed a Registration Statement on Form S-1 with the SEC covering these shares of common stock.  The costs associated with the filing of the registration statement, including review by outside legal counsel and our registered public accountants, SEC filing fees and miscellaneous charges totaled approximately $83,000 and was charged to additional paid-in capital.

Aggregate stockholder-related charges to additional paid-in capital in 2007 were $168,000 and included the costs referred to in the two preceding paragraphs along with approximately $33,000 incurred for services related to our five-for-one reverse stock split.  The reverse split was approved by our stockholders at the annual meeting held on June 7, 2007.  The reverse split became effective at the close of business on June 15, 2007.

At December 31, 2007 and 2006, we had cash and cash equivalents of $1,517,000 and $5,314,000, respectively, a decrease of $3,797,000 due to investments.  Our working capital was $10.2 million at December 31, 2007 compared to $7.2 million at December 31, 2006, an increase of $3.0 million primarily attributable to the increased short-term investments at December 31, 2007.  We have been primarily dependent upon funding from new and existing stockholders during the last three years (see Note 6 of Notes to Consolidated Financial Statements).

Our management believes that our available funds at December 31, 2007 will be sufficient to sustain our operations at current levels through 2009.  These funds consist of available cash and investments and the funding derived from our revenue sources.

The Company sold approximately $7.1 million of its investments in auction rate securities subsequent to December 31, 2007. However, starting on February 15, 2008, the Company experienced difficulty in effecting additional sales of such securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders.  Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  These failed auctions represent market risk exposure and are not defaults or credit events.  Holders of the securities continue to receive interest on the investment, currently at a pre-determined maximum rate, and the securities will be auctioned every 28 days until the auction succeeds, the issuer calls the securities, or they mature.  Accordingly, because there may be no effective mechanism for selling these securities, the securities may be viewed as long-term assets.  The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process.  We classified $11.7 million of these auction rate securities as non-current investments as of December 31, 2007.  At this time, the Company does not believe such securities are impaired or that the failure of the auction mechanism will have a material impact on the Company’s liquidity or financial position.

We have incurred losses since inception aggregating $49.5 million, which amount includes $4.8 million of non-cash preferred stock dividends.  We expect to incur losses through the foreseeable future, until our products and technological solutions achieve greater awareness.  Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, catalyzed wire mesh filters and from technology licensing fees and royalties, revenue to date has been insufficient to cover our operating expenses, and we continue to be dependent upon sources other than operations to finance our working capital requirements.  The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, that it will be on acceptable terms.

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

Capital Expenditures

As of December 31, 2007, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2007:

(in thousands)
			2 to 3	4 to 5	Over 5
	Total	1 Year	Years	Years	Years
Operating Leases	$494	$205	$158	$117	$14
Other	355	71	142	142	─
Total	$849	$276	$300	$259	$14

The operating leases include our facilities in the U.S. and U.K. and consist of leases with the following original terms:  a five-year lease for our executive offices, a four-year lease for warehouse space and a 64-month lease for administrative offices.  Other represents our approximate costs for legal services and certain administrative costs under a management services agreement with Fuel Tech, which we expect to continue.

Off-Balance Sheet Arrangements

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2007, there were no off-balance sheet transactions.

Factors Affecting our Business and Prospects

See Item 1A. “Risk Factors.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, exchange rates for pounds sterling and Euros, and current turmoil in the capital markets, we are not subject to any significant market risk exposure.  We monitor the price of platinum and exchange rates and adjust our procurement strategies as needed.  See Item 1A. “Risk Factors—Platinum Price.”  Please also see Item 1A. “Risk Factors—Capital Market Conditions” for discussion of factors relating to our investments that may impact the Company.

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

We have audited the accompanying consolidated balance sheets of Clean Diesel Technologies, Inc. and subsidiary (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clean Diesel Technologies, Inc. and subsidiary as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clean Diesel Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP
New York, New York
March 11, 2008

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,517	$5,314
Accounts receivable, net of allowance of $49 and $34, respectively	1,927	100
Investments	7,100	─
Inventories, net	1,093	365
Other current assets	234	96
Subscriptions receivable, net	─	2,412

Total current assets	11,871	8,287
Investments	11,725	─
Patents, net	817	603
Fixed assets, net of accumulated depreciation of $421 and $350, respectively	175	91
Other assets	75	37

Total assets	$24,663	$9,018

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$757	$330
Accrued expenses	850	740
Customer deposits	56	─

Total current liabilities	1,663	1,070

Commitments (Note 8)

Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share: authorized 12,000,000 and 9,000,000 shares, respectively; issued and outstanding 8,124,056 and 5,964,493 shares, respectively	81	60
subscribed and to be issued 667,998 shares at December 31, 2006	─	7
Additional paid-in capital, net of subscriptions receivable of $1,901 at December 31, 2006	72,447	52,854
Accumulated other comprehensive income (loss)	(16)	4
Accumulated deficit	(49,512)	(44,977)

Total stockholders’ equity	23,000	7,948

Total liabilities and stockholders’ equity	$24,663	$9,018

The accompanying notes are an integral part of the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the years ended December 31,
Revenue:	2007	2006	2005
Product sales	$1,466	$860	$760
Technology licensing fees and royalties	3,459	74	47
Consulting and other	─	189	5
Total revenue	4,925	1,123	812

Costs and expenses:
Cost of revenue – product sales	1,126	612	471
Cost of revenue – licensing fees and royalties	─	─	─
Cost of revenue – consulting and other	─	46	─
Selling, general and administrative	8,041	5,278	4,963
Research and development	428	510	439
Patent amortization and other expense	364	235	170
Operating costs and expenses	9,959	6,681	6,043

Loss from operations	(5,034)	(5,558)	(5,231)

Other income (expense):
Foreign currency exchange gain (loss)	(11)	104	(221)
Interest income	509	58	26
Other	1	12	─

Net loss	$(4,535)	$(5,384)	$(5,426)
Basic and diluted loss per common share	$(0.66)	$(1.03)	$(1.48)
Basic and diluted weighted-average number of common shares outstanding	6,886	5,212	3,678

Consolidated Statements of Comprehensive Loss
(in thousands)

	For the years ended December 31,
	2007	2006	2005

Net loss	$(4,535)	$(5,384)	$(5,426)
Other comprehensive income (loss):
Foreign currency translation adjustment	(20)	4	─
Comprehensive loss	$(4,555)	$(5,380)	$(5,426)

The accompanying notes are an integral part of the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

							Accumulated
			Common Stock			Additional	Other		Total
	Common Stock		To be Issued			Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares		Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2004	3,433	$34	─	$	─	$39,255	$ ─	$(34,167)	$5,122

Net loss	─	─	─		─	─	─	(5,426)	(5,426)
Options exercised	─	─	─		─	2	─	─	2
Issuance of common stock	1,635	17	─		─	5,505	─	─	5,522
Common stock subscribed and to be issued	─	─	141		1	487	─	─	488
Payment of directors’ fees in common stock	5	─	─		─	70	─	─	70

Balance at December 31, 2005	5,073	$51	141		$1	$45,319	$ ─	$(39,593)	$5,778

Net loss	─	─	─		─	─	─	(5,384)	(5,384)
Options exercised	3	─	─		─	14	─	─	14
Compensation expense for stock options	─	─	─		─	304	─	─	304
Issuance of common stock	876	9	(141)		(1)	4,718	─	─	4,726
Common stock subscribed and to be issued	─	─	668		7	4,306	─	─	4,313
Subscriptions receivable, net (unpaid as of March 23, 2007)	─	─	─		─	(1,901)	─	─	(1,901)
Foreign currency translation	─	─	─		─	─	4	─	4
Payment of directors’ fees in common stock	12	─	─		─	94	─	─	94

Balance at December 31, 2006	5,964	$60	668		$7	$52,854	$4	$(44,977)	$7,948

Net loss	─	─	─		─	─	─	(4,535)	(4,535)
Warrants exercised	1,400	14	─		─	15,159	─	─	15,173
Options exercised	72	─	─		─	353	─	─	353
Compensation expense for stock options	─	─	─		─	2,208	─	─	2,208
Issuance of common stock	668	7	(668)		(7)	1,901	─	─	1,901
Foreign currency translation	─	─	─		─	─	(20)	─	(20)
Expenses of registration and reverse split	─	─	─		─	(168)	─	─	(168)
Payment of directors’ fees in common stock	20	─	─		─	140	─	─	140

Balance at December 31, 2007	8,124	$81	─		$ ─	$72,447	$(16)	$(49,512)	$23,000

The accompanying notes are an integral part of the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Statements of Cash Flow
(in thousands)

	For the years ended December 31,
	2007		2006	2005
Operating activities
Net loss		$(4,535)	$(5,384)	$(5,426)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization		112	138	163
Provision for inventory		22	27	43
Provision for doubtful accounts, net		28	23	12
Compensation expense for stock options and warrants		2,208	304	─
Loss on disposition/abandonment of fixed assets/patents		58	23	33
Changes in operating assets and liabilities:
Accounts receivable		(1,855)	2	7
Inventories		(750)	(107)	59
Other current assets and other assets		(177)	(12)	(23)
Accounts payable and accrued expenses		677	678	167
Other liabilities		56	(9)	9
Net cash used for operating activities		(4,156)	(4,317)	(4,956)

Investing activities
Purchase of investments		(18,825)	─	─
Patent costs		(313)	(94)	(235)
Purchase of fixed assets		(154)	(20)	(85)
Net cash used for investing activities		(19,292)	(114)	(320)

Financing activities
Proceeds from issuance of common stock, net		4,313	5,214	5,522
Proceeds from exercise of warrants		15,173	─	─
Proceeds from exercise of stock options		353	14	2
Stockholder-related charges		(168)	─	─
Net cash provided by financing activities		19,671	5,228	5,524
Effect of exchange rate changes on cash		(20)	4	─

Net (decrease) increase in cash and cash equivalents		$(3,797)	$801	$248
Cash and cash equivalents at beginning of the year		5,314	4,513	4,265

Cash and cash equivalents at end of the year		$1,517	$5,314	$4,513

Supplemental non-cash activities:
Common stock subscribed, net	$	─	$4,313	$488
Payment of accrued directors’ fees in common stock		140	94	70

The accompanying notes are an integral part of the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

1.	Business

Clean Diesel Technologies, Inc. (“CDT,” the “Company,” “we,” “us” or “our”) (a Delaware corporation) is a developer of technological solutions to reduce harmful emissions from internal combustion engines while improving fuel economy.  The Company’s products include Platinum Plus, a fuel-borne catalyst; the Purifier System, which combines its fuel-borne catalyst with a diesel oxidation catalyst; the fuel-borne catalyst/catalyzed wire mesh filter system; and the ARIS nitrogen oxides reduction system.  CDT is establishing a network of licensed distributors to sell and market its patented Platinum Plus fuel-borne catalyst, verified Purifier System and verified fuel-borne catalyst/catalyzed wire mesh filter system.  CDT also directly markets and sells the Platinum Plus fuel-borne catalyst, Purifier System and catalyzed wire mesh filter systems to key corporate fleets to generate demand for its technologies.  CDT’s strategy for the ARIS nitrogen oxides reduction system is to license the patented technology to engineering and automotive companies for an up-front license fee and an on-going royalty.  The success of the Company’s technologies will depend upon the commercialization opportunities of the technologies, governmental regulations and corresponding requirements of foreign and state agencies to drive demand.

During 2007, 2006 and 2005, the Company incurred net losses of approximately $4.5 million, $5.4 million and $5.4 million, respectively, and at December 31, 2007, has an accumulated deficit of approximately $49.5 million.  Net cash used for operating activities for the year ended December 31, 2007 was approximately $4.2 million.  As of December 31, 2007, the Company’s cash and cash equivalents were $1.5 million, investments classified as current were $7.1 million and working capital was $10.2 million.  Based upon the Company’s operating and cash plan for 2008 which takes into consideration the cash and investments at December 31, 2007, management believes that the Company will have sufficient working capital to fund its operations through December 31, 2008.

2.	Significant Accounting Policies

Reverse Split of Common Stock:

On June 15, 2007, the Company effected a five-for-one reverse split of its common stock.  All historical share numbers and per share amounts in these financial statements have been adjusted to give effect to this reverse split (see Note 6).

Basis of Presentation:

The consolidated financial statements include the accounts of CDT and Clean Diesel International, LLC (“CD International”), its wholly-owned subsidiary, after elimination of all significant intercompany transactions and balances.

Use of Estimates:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported.  These estimates include assessing the collectibility of accounts receivable, the use and realizability of inventories, useful lives for depreciation, amortization periods of intangible assets and the fair value of investments.  The markets for our products and services are characterized by rapid technological development and evolving standards, all of which could impact the future realizability of our assets.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.  Actual results could differ from those estimates.

Reclassifications:

Some amounts in prior years’ financial statements have been reclassified to conform to the current year’s presentation.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Revenue Recognition:

The Company generates revenue from product sales comprised of fuel-borne catalysts, including the Platinum Plus fuel-borne catalyst products and concentrate and hardware including the U.S. Environmental Protection Agency (EPA) verified Purifier System, ARIS advanced reagent injection system injectors and dosing systems; license and royalty fees from the ARIS System and other technologies; and consulting fees and other.

Revenue is recognized when earned.  For technology licensing fees paid by licensees that are fixed and determinable, accepted by the customer and nonrefundable, revenue is recognized upon execution of the license agreement, unless it is subject to completion of any performance criteria specified within the agreement, in which case it is deferred until such performance criteria are met.  Royalties are frequently required pursuant to license agreements or may be the subject of separately executed royalty agreements.  Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements.  Revenue from product sales is recognized when title has passed and our products are shipped to our customer, unless the purchase order or contract specifically requires us to provide installation for hardware purchases.  For hardware projects in which we are responsible for installation (either directly or indirectly by third-party contractors), revenue is recognized when the hardware is installed and/or accepted, if the project requires inspection and/or acceptance.  Other revenue primarily consists of engineering and development consulting services.  Revenue from technical consulting services is generally recognized and billed as the services are performed.

Generally, our license agreements are non-exclusive and specify the geographic territories and classes of diesel engines covered, such as on-road vehicles, off-road vehicles, construction, stationary engines, marine and railroad engines.  At the time of the execution of our license agreement, we convey the right to the licensee to use our patented technologies.  The up-front fees are not subject to refund or adjustment.  We recognize the license fee as revenue at the inception of the license agreement when we have reasonable assurance that the technologies transferred have been accepted by the licensee and collectability of the license fee is reasonably assured.  The nonrefundable up-front fee is in exchange for the culmination of the earnings process as the Company has accomplished what it must do to be entitled to the benefits represented by the revenue.  Under our license agreements, there is no significant obligation for future performance required of the Company.  Each licensee must determine if the rights to our patented technologies are usable for their business purposes and must determine the means of use without further involvement by the Company.  In most cases, licensees must make additional investments to enable the capabilities of our patents, including significant engineering, sourcing of and assembly of multiple components.  Our obligation to defend valid patents does not represent an additional deliverable to which a portion of an arrangement fee should be allocated.  Defending the patents is generally consistent with our representation in the license agreement that such patents are legal and valid.

Cost of Revenue:

Our cost of revenue – product sales includes the costs we incur to formulate our finished products into salable form for our customers, including material costs, labor and processing costs charged to us by our outsourced blenders, installers and other vendors, packaging costs incurred by our outsourced suppliers, freight costs to customers and inbound freight charges from our suppliers.  Our inventory is primarily maintained off-site by our outsourced suppliers.  To date, our purchasing, receiving, inspection and internal transfer costs have been insignificant and have been included in cost of revenue – product sales.  In addition, the costs of our warehouse of approximately $21,000 per year are included in selling, general and administrative expenses.  Cost of revenue – consulting and other includes incremental out of pocket costs to provide consulting services.  Cost of revenue – licensing fees and royalties is zero as there are no incremental costs associated with the revenue.

Cash and cash equivalents:

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at date of acquisition.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Inventories:

Inventories are stated at the lower of cost or market with cost determined using the average cost method.  We assess the realizability of inventories by periodically conducting a physical inventory and reviewing the movement of inventory to determine the value of items that are slow moving and obsolete.  The potential for near-term product engineering changes and/or technological obsolescence and current realizability are considered in determining the adequacy of inventory reserves.  At December 31, 2007 and 2006, our inventory reserves were $22,000 and $27,000, respectively.

Fixed Assets:

Our fixed assets, comprised of furniture and fixtures, purchased software and computer equipment, are stated at cost.  Depreciation is computed over the estimated useful lives of the depreciable assets ranging from three to five years using the straight-line method.  Depreciation expense was $71,000, $94,000 and $112,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Patents:

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to twenty years.  Indirect and other patent-related costs are expensed as incurred.

We evaluate the remaining useful life of our patents at each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.  If the evaluation determines that the patent’s remaining useful life has changed, the remaining carrying amount of the patent is amortized prospectively over that revised remaining useful life.  We also evaluate our patents for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable.  The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life.  The factors used in evaluating the undiscounted cash flows include current operating results, projected future operating results and cash flows and any other material factors that may affect the continuity or the usefulness of the asset.  If impairment exists or if we decide to abandon a patent, the patent is written down to its fair value based upon discounted cash flows.  At December 31, 2007 and 2006, the Company’s patents, net were $817,000 and $603,000, respectively.

Comprehensive Loss:

We report comprehensive loss in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.”  The provisions of SFAS No. 130 require that the Company report the changes in stockholders’ equity from all sources during the period other than those resulting from investments by and distributions to stockholders.  Accordingly, the consolidated statements of comprehensive loss are presented, while the caption “accumulated other comprehensive income (loss)” is included on the consolidated balance sheets as a component of stockholders’ equity.  Due to availability of net operating losses and the resultant deferred tax benefit being fully reserved, there is no tax effect associated with any component of other comprehensive loss.  Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss, including foreign currency translation adjustments.

Foreign Currency Translation:

Gains or losses on foreign currency transactions are included in other income (expense) in the consolidated statements of operations and aggregated a loss of $11,000 in 2007, a gain of $104,000 in 2006 and a loss of $221,000 in 2005. Prior to 2006, the U.S. dollar was considered the functional currency for CD International, the Company’s U.K. branch.  During 2006, the activities of CD International increased, including transacting business in local currency.  Accordingly, commencing in 2006, the functional currency changed to the British pound sterling and thereafter assets and liabilities of CD International are translated at the exchange rates in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rates for the period.  The resulting foreign currency translation adjustment of $(16,000) and $4,000 for the years ended December 31, 2007 and 2006, respectively, is included in accumulated other comprehensive income (loss) as a component of stockholders’ equity.  The resulting effect of remeasurement of CD International’s accounts into its functional currency as a result of the change was not significant.  The Company’s policy is that exchange differences arising from the translation of the balance sheets of entities that have functional currencies other than the U.S. dollar are taken to accumulated other comprehensive income (loss), a component of stockholders’ equity.  In entities where the U.S. dollar is the functional currency, unrealized gains and losses due to remeasurement of monetary assets held in currencies other than the U.S. dollar are reflected in foreign currency exchange gain (loss) on the consolidated statement of operations.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Basic and Diluted Loss per Common Share:

Basic and diluted loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period.  Diluted loss per share is computed in a manner similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method.  The Company’s computation of diluted net loss per share for 2007, 2006 and 2005 does not include common share equivalents associated with 812,800, 648,100 and 649,200 options, respectively, and 281,600, 1,557,400 and 101,300 warrants, respectively, as the result would be anti-dilutive.  Further, the per share effects of the common stock subscribed and to be issued have not been included as the effect would be anti-dilutive.

Investments:

Investments represent auction rate securities which are variable-rate debt securities, most of which are AAA/Aaa rated, that are collateralized by student loans substantially guaranteed by the U.S. Department of Education.  These investments are classified as "available for sale" under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  While the underlying securities have a long-term nominal maturity, the interest rate is reset through dutch auctions that are typically held every 28 days.  The securities trade at par and are callable at par on any interest payment date at the option of the issuer.  Interest is paid at the end of each auction period.  The investments are reported at cost, which approximates fair value due to their variable interest rates.  Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions.  If management intends to hold the securities for longer than one year as of the balance sheet date, or, if the state of the auction market effectively prevents their liquidation on resale, they are classified as non-current.  All income generated from these investments were recorded as interest income.  The contractual maturities of the auction rate securities range from 2027 to 2047.  Accrued interest receivable at December 31, 2007 was approximately $49,000.  As of December 31, 2007, we had not experienced any failure of the dutch auctions employed to reset interest rates on these securities.

The Company sold approximately $7.1 million in auction rate securities subsequent to December 31, 2007.  However, starting on February 15, 2008, the Company experienced difficulty in selling additional securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders.  Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  These failed auctions represent market risk exposure and are not defaults or credit events.  Holders of the securities continue to receive interest on the investment, currently at a pre-determined maximum rate, and the securities will be auctioned every 28 days until the auction succeeds, the issuer calls the securities, or they mature.  Accordingly, because there may be no effective mechanism for selling these securities, the securities may be viewed as long-term assets.  The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process.  We classified $11.7 million of these auction rate securities as non-current investments as of December 31, 2007.  At this time, the Company does not believe such securities are impaired or that the failure of the auction mechanism will have a material impact on the Company’s liquidity or financial position.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Concentrations of Credit Risk:

Financial instruments, which potentially subject us to concentration of credit risk, consist of cash and cash equivalents, investments and accounts receivables.  We maintain cash and cash equivalents in accounts with various financial institutions in amounts which, at times, may be in excess of the FDIC insurance limit.  We have not experienced any losses on such accounts and do not believe we are exposed to any significant risk with respect to cash and cash equivalents.

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

Significant Customers:

In each of the years ended December 31, 2007, 2006 and 2005, revenue derived from certain customers comprised 10% or more of our consolidated revenue (“significant customers”) as set forth in the table below:

As a percentage of consolidated revenue:
	Years ended December 31,
	2007	2006	2005
Customer A	30.5%	*	*
Customer B	24.3%	*	*
Customer C	15.5%	*	*
Customer D	*	29%	11%
Customer E	*	13%	12%
Customer F	*	*	24%
Customer G	*	*	10%

*	Represents less than 10% revenue for that customer in the applicable year. There were no other customers that represented 10% or more of revenue for the years indicated.

In addition, at December 31, 2007, one customer represented 57% of the Company’s gross accounts receivable balance (Customer A).  In addition, at December 31, 2006, the Company had two customers that represented 46% of its gross accounts receivable balance (Customers D and G).

Fair Value of Financial Instruments:

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses.  At December 31, 2007 and 2006, the fair value of these instruments approximated their carrying value (carried at cost).

Stock-Based Compensation:

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” which requires the Company to measure the cost of employee, officer and director services received in exchange for stock-based awards at the fair value of the award on the date of grant.  SFAS No. 123R supersedes the Company’s previous accounting under SFAS No. 123, “Accounting for Stock-Based Compensation,” which permitted the Company to account for such compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  In accordance with APB No. 25 and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company’s stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

The Company applied the modified prospective transition method upon adoption of SFAS No. 123R under which compensation cost was required to be recorded as earned for all unvested stock options outstanding at the beginning of the first year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequently based on fair value estimated in accordance with the provisions of SFAS No. 123R.  The Company’s financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123R but, in accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

For the year ended December 31, 2007, share-based compensation for options and warrants attributable to employees, officers, directors and outside consultants was $2,208,000, or $0.32 per share, and has been included in the Company’s 2007 consolidated statement of operations.  For the year ended December 31, 2006, share-based compensation for options attributable to employees, officers and directors was $304,000, or $0.06 per share, and was included in the Company’s 2006 consolidated statement of operations.  Compensation costs for stock options which vest over time are recognized over the vesting period.  As of December 31, 2007, the Company had $1,740,000 of unrecognized compensation cost related to granted stock options and warrants that remained to be recognized over vesting periods.  These costs are expected to be recognized over a weighted average period of one year.

In March 2005, the Company’s board of directors accelerated the vesting of certain then outstanding, unvested stock options comprising 72,600 options with fair value of $498,000.  That action was taken to avoid compensation charges under SFAS No. 123R.  Because the market price of the Company’s common stock at the time of the acceleration of vesting was below the option exercise price, no additional expense was recognized in the Company’s 2005 consolidated statement of operations.

If compensation expense had been determined based on the fair value at the date of grant for awards under the stock option plan, consistent with SFAS No. 123, as amended, the Company’s pro forma net loss and pro forma basic and diluted loss per common share would have been as follows:

(in thousands, except per share amounts)
Year ended December 31,
2005
Net loss attributable to common stock holders as reported	$(5,426)

Add: Stock-based compensation expense included in reported net loss, net of related tax effects	─
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(875)
Pro forma net loss attributable to common stockholders	$(6,301)

Net loss per share attributable to common stockholders:
Basic and diluted net loss per common share - as reported	$(1.48)
Basic and diluted per common share - pro forma	$(1.71)

Research and Development Costs:

Costs relating to the research, development and testing of our technologies and products are charged to operations as they are incurred.  These costs include verification programs, salary and benefits, consulting fees, materials and testing gear.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Selling, General and Administrative Expenses:

Selling, general and administrative expenses are comprised of the following:

(in thousands)
	Years ended December 31,
	2007	2006	2005
Non-cash stock-based compensation	$1,966	$304	$ 
Severance		357	
Compensation and benefits	2,997	2,400	2,771
Total compensation and benefits	$4,963	$3,061	$2,771
Professional services	1,487	792	834
Travel	622	538	546
Occupancy	511	406	475
Sales and marketing expenses	341	279	161
Depreciation and all other	117	202	176
Total selling, general and administrative expenses	$8,041	$5,278	$4,963

Income Taxes:

Deferred income taxes are provided for the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

Newly Adopted Accounting Standards:

Effective January 1, 2007, we adopted the provision of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  It is the Company’s policy to classify in the financial statements accrued interest and penalties attributable to a tax position as income taxes.  There were no unrecognized tax benefits at the date of adoption of FIN 48, and there were no unrecognized tax benefits at December 31, 2007.  The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate.  Our tax years ranging from 2004 through 2007 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for which the provisions of SFAS No. 157 should be applied retrospectively.  The Company will adopt SFAS No. 157 in the first quarter of 2008.  We are currently evaluating the impact, if any, of SFAS No. 157 on the Company’s consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS No. 159 is effective for the Company’s first quarter of 2008.  The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.  We are currently evaluating the impact, if any, of SFAS No. 159 on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination.  SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations.  SFAS No. 141R is effective, on a prospective basis, for us in the fiscal year beginning January 1, 2009.  The Company is currently assessing the impact of SFAS No. 141R on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity.  All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value.  SFAS No. 160 is effective, on a prospective basis, for us in the fiscal year beginning January 1, 2009.  However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements.  The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial position and results of operations.

3.	Inventories

Inventories are comprised of the following:

(in thousands)
	December 31,
	2007	2006
Finished Platinum Plus fuel-borne catalyst	$165	$144
Platinum concentrate/metal	656	103
Hardware	260	119
Other	34	26
	$1,115	$392
Less: inventory reserves	(22)	(27)
Inventories, net	$1,093	$365

4.	Patents

Patents held by the Company consist of capitalized patent costs net of accumulated amortization and are as follows:

(in thousands)
	December 31,
	2007	2006
Patents	$975	$742
Less: accumulated amortization	(158)	(139)
Patents, net	$817	$603

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Patent amortization expense for the years ended December 31, 2007, 2006 and 2005 was $41,000, $44,000 and $53,000, respectively.  Patent amortization expense for each of the five succeeding years based upon patents as of December 31, 2007 is estimated to be approximately $40,000 annually.

5.	Accrued Expenses

Accrued expenses are comprised of the following:

(in thousands)
	December 31,
	2007		2006
Accrued placement agent fees	$	─	$410
Professional fees		264	64
Accrued compensation		254	122
Accrued directors’ and technical advisory board fees		44	144
Accrual for inventory received		106	─
Value added taxes payable		98	─
Travel and all other		84	─
Accrued expenses		$850	$740

6.	Stockholders’ Equity

Authorized Capital Stock

As of December 31, 2007, the Company has 12.1 million shares authorized, 12 million shares of which are $0.01 par value common stock and 100,000 of which are $0.01 par value preferred stock.  At the Company’s annual meeting of stockholders held on June 7, 2007, the stockholders approved a five-to-one reverse split of the Company’s common stock, a reduction of the par value of the Company’s common stock from $0.05 per share to $0.01 per share and an increase to the number of shares of common stock the Company is authorized to issue from 9 million to 12 million.  Such actions became effective on June 15, 2007 when the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware.  The historical share numbers and per share amounts in these financial statements have been adjusted to give effect to the reverse split.  At the Company’s annual meeting of stockholders held on June 15, 2006, the stockholders approved an amendment to increase the number of shares of common stock the Company is authorized to issue from 6 million to 9 million.  Such amendment became effective on June 21, 2006 when the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware. The Company believes that there is a sufficient number of shares authorized to cover its current needs.

In 2007 in conjunction with the reverse split, we incurred costs aggregating approximately $33,000, primarily from our transfer agents and outside legal counsel which were charged to additional paid-in capital.  We also charged an aggregate of $83,000 to additional paid-in capital for costs incurred in connection with our filing of a Registration Statement on Form S-1 with the SEC and approximately $52,000 related to our initial listing on The NASDAQ Capital Market.  On October 3, 2007, our common stock began trading on The NASDAQ Capital Market under the symbol “CDTI.”

We acquired 86 shares of our common stock from the fractional shares that were paid in cash in lieu of fractional shares to stockholders as stockholders surrendered old stock certificates for new stock certificates.  The cash value of the fractional shares was determined based upon the average of our high and low prices on June 15, 2007 on the U.S. Over-the-Counter market and the U.K. AIM of the London Stock Exchange with the average AIM price translated at the foreign exchange rate then in effect.  The Company retired all treasury shares on August 9, 2007.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Issuance of Common Shares

In 2007, we issued 2,159,649 shares of our common stock as follows:

Shares subscribed in the 2006 private placement	667,999
Shares issued upon exercise of Class A warrants	699,883
Shares issued upon exercise of Class B warrants	699,990
Shares issued upon exercise of options	72,178
Shares issued for services	19,599
2,159,649

We issued 667,999 shares of our common stock upon collection of approximately $4.3 million, net of expenses, representing all of the remaining subscriptions from the December 2006 private placement (the private placement is outlined below).

We received gross proceeds of $15.7 million from the exercise of 699,883 of our Class A warrants and 699,990 of our Class B warrants.  The newly issued shares are covered by an effective Registration Statement on file with the Securities and Exchange Commission.  Proceeds from the exercise of the Class A and B warrants, net of approximately $575,000 in placement agent fees, totaled $15.2 million.  We also issued 143,432 five-year warrants to the placement agent as additional compensation (see Note 7).  The proceeds from the exercise of warrants will be used for general corporate purposes.

In 2007, we issued 72,178 shares of our common stock upon exercise of 93,609 options.  In connection therewith, we received approximately $353,000 in cash and the surrender of 21,431 shares.

In January and June 2007, we issued 17,142 and 2,457, respectively, of our common stock to non-executive members of our board of directors in lieu of approximately $115,000 and $25,000 of directors’ fees earned for services provided during the year ended December 31, 2006 and the first quarter of 2007.  In June 2006 and June 2005, the Company issued 12,438 and 5,435 shares of its common stock, respectively, to non-executive members of its board of directors in lieu of approximately $94,000 and $70,000 of directors’ fees earned for services provided during the years ended December 31, 2005 and 2004, respectively.  The number of shares of our common stock issued to the directors was determined based upon the average of the high and low share prices during each quarter.  The grant date for such shares of common stock for purposes of measuring compensation is the last day of the quarter in which the shares are earned, which is the date that the director begins to benefit from, or be adversely affected by, subsequent changes in the price of the stock.  Directors’ compensation charged to operations did not materially differ from such measurement.

On December 29, 2006, the Company secured commitments for the purchase of 1,400,000 shares of its common stock, par value $0.01, and warrants for the purchase of an additional 1,400,000 shares of common stock for aggregate gross cash proceeds of $9.5 million (net proceeds of approximately $9.0 million).  Of such total, $5.0 million ($4.7 million, net) had been received by December 31, 2006 and comprised 732,001 shares of our common stock.  Of the remaining balance of $4.5 million ($4.3 million, net), $2.5 million was paid by subscribers by March 23, 2007.  This amount, net of the related placement fee of approximately $0.1 million, was classified in current assets as subscriptions receivable on the December 31, 2006 balance sheet and represented 373,554 shares of our common stock.  Net subscriptions receivable of $1.9 million (net of the related placement fees of approximately $0.1 million) that had not paid as of March 23, 2007 was classified as a reduction of stockholders’ equity at December 31, 2006 and represented 294,444 shares of our common stock.  The securities were sold in investment units consisting of one share of common stock, one Class A warrant and one Class B warrant, each warrant entitling the holder to purchase one additional share of common stock for every two shares of common stock acquired in the offering at a purchase price of $6.75 per unit (see Note 7).  The material terms of the agreements between the Company and the investors were as follows:

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

(i) The Company sold and the investors bought units of one share of common stock and warrants (effectively, one-half of each of Class A and B warrants) to buy one share of common stock for the consideration of $6.75 per unit;

(ii) The investors represented that they were acquiring the shares, the warrants and the shares of common stock underlying the warrants for their own accounts as an investment, and undertook with respect to these securities to comply with the transfer restrictions of Regulation S or Regulation D under the Securities Act of 1933, as the case may be;

(iii) The Company undertook to apply for the listing of its outstanding shares on the American Stock Exchange or another recognized U.S. stock exchange at such time as the Company should satisfy the applicable listing requirements; and

(iv) The Company undertook to file a registration statement under the Securities Act of 1933 covering the shares and the shares of common stock underlying the warrants following completion of the audit of its financial statements for the year 2006.  The agreements did not contain a penalty provision for the Company’s failure to file that registration statement.

In connection with the offering, the Company incurred expenses including commissions to the placement agent of approximately $410,000.  In addition, the Company agreed to issue warrants to the placement agent for the purchase of 140,542 shares of the Company’s common stock, at an exercise price of $8.44 per share expiring on December 29, 2011, as additional compensation for services, subject to the availability of authorized shares of common stock not otherwise committed (see Note 7 – Warrants).

During 2005, Clean Diesel received proceeds of $5.5 million (net of $232,000 in expenses) through a private placement of 1.635 million shares of its common stock.  The price of the common stock was £2.00 (GBP) per share (approximately $3.52 per share).  In addition, Clean Diesel received subscriptions for an additional $487,500 (net of $12,500 in expenses) related to the above transaction for 0.141 million shares of its common stock of which all $487,500 was received by March 3, 2006.

7.	Stock Options and Warrants

Stock Options

The Company maintains an equity award plan approved by its stockholders, the 1994 Incentive Plan (the “Plan”).  Under the Plan, awards may be granted to participants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based awards or cash, or combinations of these as determined by the board of directors.  Awards are granted at fair market value on the date of grant and typically expire 10 years after date of grant.  Participants in the Plan may include the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as the board of directors may determine.  The maximum number of awards allowed under the Plan is 17.5% of the Company’s outstanding common stock less the then outstanding awards, subject to sufficient authorized shares.  In general, the policy of the board of directors is to grant stock options that vest in equal amounts on the date of grant and the first and second anniversaries of the date of grant, except that awards to non-executive members of the board of directors typically vest immediately.

The Company estimates the fair value of stock options using a Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the expected term, expected volatility of the Company’s stock, the risk free interest rate, option forfeiture rates, and dividends, if any.  The expected term of the options is based upon the historical term until exercise or expiration of all granted options.  The expected volatility is derived from the historical volatility of the Company’s stock on the U.S. NASDAQ Capital Market (the Over-the-Counter market prior to October 3, 2007) for a period that matches the expected term of the option.  The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option.  SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  The estimate is based on the Company’s historical rates of forfeitures.  Share-based compensation expense recognized by the Company in 2007 includes compensation expense for share-based awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Share-based compensation expense recognized by the Company in 2006 included (i) compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  The share-based compensation expense is based on awards ultimately expected to vest.  In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2006 (see Note 2), the Company accounted for forfeitures as they occurred.  SFAS No. 123R also requires estimated forfeitures to be revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.  The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the future.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

The weighted-average fair values at the date of grant for options granted during the years ended December 31, 2007, 2006 and 2005 were $11.65, $7.47 and $4.30, respectively, and were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2007	2006	2005
Expected term in years	8.75	8.64	4.0
Risk-free interest rate	2.38%	4.56%	4.2%
Expected volatility	97.5%	104.7%	106.9%
Dividend yield	0%	0%	0%

The following table summarizes the Company’s stock option activity and related information for the years ended December 31:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	648,087	$10.08	649,187	$10.305	533,677	$11.97
Options granted	291,166	$14.565	21,000	$8.315	134,800	$5.725
Options exercised	(93,609)	$7.553	(3,000)	$4.50	(400)	$4.50
Options expired	(20,333)	$23.018	(9,667)	$23.08	(8,000)	$11.73
Options forfeited	(12,467)	$6.169	(9,433)	$9.995	(10,890)	$34.10
Outstanding at end of year	812,844	$11.716	648,087	$10.08	649,187	$10.305

Options exercisable at year-end	657,177	$11.205	597,931	$10.41	566,987	$10.93

Options available for grant at year-end	608,866		144,853		─
Weighted-average fair value of options granted during the year		$11.645		$7.465		$4.30
Aggregate intrinsic value – options exercised		$880,974		$3,000		$200
Aggregate intrinsic value – options outstanding		$9,172,231
Aggregate intrinsic value – options exercisable		$7,751,592

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.60 – $7.875	123,867	6.35	$5.58	113,867	$5.46
$8.25 – $9.10	191,911	8.07	$8.79	124,577	$8.65
$9.20 – $10.125	152,200	5.46	$9.68	152,200	$9.68
$11.40 – $16.50	191,366	4.25	$14.30	186,366	$14.26
$19.125 – $23.125	153.500	9.97	$19.13	80,167	$19.13

$3.60 – $23.125	812,844	6.78	$11.716	657,177	$11.205

Warrants

In 2007, we issued 50,000 warrants to an adviser on the Company’s investor matters.  The computed fair value of the warrants was approximately $455,000 and was estimated using the Black-Scholes option pricing model with the following assumptions:  five year expected term, 4.04% risk-free interest rate, 77.6% expected volatility and 0% dividend yield.  The fair value of this warrant is being expensed over the four-month term of the agreement.  We included $227,000 of this stock compensation in our selling, general and administrative expenses in 2007.  Also in 2007, we issued the remaining 74,142 warrants, representing the balance due the placement agent for the 2006 private placement (see below).  The computed fair value of the placement agent’s 140,542 warrants was approximately $748,000 and was estimated using the Black-Scholes option pricing model with the following assumptions:  five year expected term, 4.65% risk-free interest rate, 83.2% expected volatility and 0% dividend yield.  There was no accounting impact on our financial statements because the fair value chargeable to stockholders’ equity was fully offset by the corresponding credit to stockholders’ equity.  Further, we are obligated to issue the placement agent 143,432 warrants as partial compensation for the financings generated upon exercise of our Class A and B warrants (see below).  Of this amount, 70,255 are exercisable at $12.50 per share and expire on July 2, 2012 and 73,177 warrants are exercisable at $15.625 per share and expire on December 29, 2012.  The computed fair value of the placement agent’s 143,432 warrants was approximately $1,599,000 and was estimated using the Black-Scholes option pricing model with the following assumptions:  five year expected term, 3.63% and 4.65% risk-free interest rates, 77.3% and 80.3% expected volatility and 0% dividend yield.  There was no accounting impact on our financial statements because the fair value chargeable to stockholders’ equity was fully offset by the corresponding credit to stockholders’ equity.

In 2007, 1,399,873 warrants were exercised for total gross proceeds of $15.7 million (net proceeds of $15.2 million).  The warrants exercised were those that had been issued in connection with the 2006 private placement and included 699,883 of our Class A warrants and 699,990 of our Class B warrants.

As outlined in Note 6, the December 2006 private placement offered investment units that consisted of one share of common stock, one Class A warrant and one Class B warrant.  The Class A and B warrants were immediately exercisable.  The Class A warrants entitled the holder until July 2, 2007 to purchase, at a price of $10.00 per share, one share of common stock for every two shares of common stock acquired in the offering.  The Class B warrants entitled the holder until December 29, 2007 to purchase, at a price of $12.50 per share, one share of common stock for every two shares of common stock acquired in the offering.  Based upon 1,400,000 investment units sold and subscribed, an aggregate of 0.7 million of each of Class A and Class B warrants were issuable.  In addition, the Company agreed to issue five-year warrants to purchase 140,542 shares of the Company’s common stock, at an exercise price of $8.44 per share, to the placement agent as additional compensation for its services, subject to the availability of authorized capital not otherwise committed (the initial number of warrants agreed to be issued was 66,400).  The Company’s warrant activity for the year December 31, 2006 included warrants to be issued comprised of 0.7 million Class A warrants, 0.7 million Class B warrants and 66,400 of the warrants due to the placement agent.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Warrant activity for the years ended December 31 is summarized as follows:

	2007		2006			2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,557,424	$10.98	101,346		$8.835	106,346		$9.125
Warrants to be issued	143,432	$14.09	1,466,400		$11.125	─	$	─
Warrants issued	124,142	$11.67	─	$	─	─	$	─
Warrants exercised	(1,399,873)	$11.25	─	$	─	─	$	─
Warrants expired / forfeited	(133)	$7.71	(10,322)		$10.00	(5,000)		$15.00
Outstanding and to be issued at end of year	424,992	$11.35	1,557,424		$10.98	101,346		$8.835
Warrants exercisable at year-end	424,992	$11.35	1,557,424		$10.98	101,346		$8.835

Aggregate intrinsic value		$4,953,662			$102,325

The following table summarizes information about warrants outstanding as of December 31, 2007:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding And Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$7.50 – $8.15	63,053	4.54	$7.97
$8.438	140,542	4.00	$8.44
$10.00 - $16.45	221,397	4.53	$14.15

	424,992	4.35	$11.35

8.	Commitments

The Company is obligated under a five-year sublease agreement through March 2009 for its principal office (3,925 square feet) at an annual cost of approximately $128,000, including rent, utilities and parking.  The Company is obligated under a four-year lease through July 2008 for 2,750 square feet of warehouse space at an annual cost of approximately $21,000, including utilities.  In addition, the Company is obligated under a 64-month lease through March 2013 for 1,942 square feet of administrative space in the U.K. at an annual cost of approximately $65,000, including utilities and parking.  For the years ended December 31, 2007, 2006 and 2005, rental expense approximated $205,000, $181,000 and $162,000, respectively.  Our contractual obligations for each of the next five years ended December 31 are as follows: $276,000, $167,000, $133,000, $130,000 and $129,000; and $14,000 thereafter.

Effective October 28, 1994, Fuel-Tech N.V., the company that spun CDT off in a rights offering in December 1995, granted two licenses to the Company for all patents and rights associated with its platinum fuel-based catalyst technology.  Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses.  In exchange for the assignment commencing in 1998, the Company is obligated to pay Fuel Tech a royalty of 2.5% of its annual gross revenue attributable to sales of the platinum fuel catalysts.  The royalty obligation expires in 2008.  CDT may terminate the royalty obligation to Fuel Tech by payment of $1.1 million in 2008.  CDT, as assignee and owner, maintains the technology at its expense.  Royalty expense incurred under this obligation in 2007, 2006 and 2005 amounted to $14,300, $14,500 and $10,300, respectively.  Royalties payable to Fuel Tech at December 31, 2007 and 2006 were $14,300 and $14,500, respectively.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

9.	Related Party Transactions

The Company has a Management and Services Agreement with Fuel Tech that requires the Company to reimburse Fuel Tech for management, services and administrative expenses incurred on its behalf at a rate from 3% to 10% of the costs paid on the Company’s behalf, dependent upon the nature of the costs incurred.  Currently, and for the last three years, the Company has reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT.  The Company’s financial statements include charges from Fuel Tech of certain management and administrative costs of approximately $71,000, $70,000 and $71,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company believes the charges under this Management and Services Agreement are reasonable and fair.  The Management and Services Agreement is for an indefinite term but may be cancelled by either party by notifying the other in writing of the cancellation on or before May 15 in any year.

As outlined in Note 6, we issued 19,599, 12,438 and 5,435 shares of our common stock in 2007, 2006 and 2005, respectively, to non-executive members of our board of directors in lieu of approximately $25,000, $115,000, $94,000 and $70,000 of directors’ fees earned in the first quarter of 2007 and the years ended December 31, 2006, 2005 and 2004, respectively.  Such directors’ fees had been accrued and charged to expense during the respective periods.  The number of shares of our common stock issued to the directors was determined based upon the average of the high and low share prices during each quarter.  The grant date for such shares of common stock for purposes of measuring compensation is the last day of the quarter in which the shares are earned, which is the date that the director begins to benefit from, or be adversely affected by, subsequent changes in the price of the stock.  Directors’ compensation charged to operations did not materially differ from such measurement.

In conjunction with the December 2006 private placement (see Note 6), directors and management invested $106,321 for a total of 15,751 common shares and 15,751 warrants.  In 2007, all of such warrants were exercised by the directors and management or assignees of them.  During 2007, directors and management exercised 14,446 of these warrants for an aggregate of $162,749 to acquire 14,446 shares of common stock.

10.	Technology Licensing Agreements and Other Revenue

In 2007, we executed license agreements with new licensees and amended a license agreement with an existing licensee for our selective catalytic reduction (SCR) emission control (our patented ARIS technologies for control of oxides of nitrogen) and the combination of exhaust gas recirculation (EGR) with SCR technologies.  The agreements provided for up-front fees and quarterly per-unit royalty payments during the term of the licenses.  The license will stay in effect for the remaining life of the underlying patents.  The licenses are non-exclusive and cover specific geographic territories.  The year ended December 31, 2007 includes approximately $3.5 million in technology licensing fees and royalties, including approximately $0.2 million from an existing licensee’s September 2004 nonexclusive license.

Consulting and Other

The 2006 revenue included consulting fees from services rendered on various projects, including provision of certain consulting and market analysis services pursuant to a consulting contract.

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

At December 31, 2007, the Company had tax losses available for offset against future years’ taxable income of approximately $40.6 million, expiring between 2009 and 2027.  At December 31, 2007, the Company had research and development tax credit carryforwards of approximately $1.7 million, expiring between 2011 and 2027.  The Company has provided a full valuation allowance to reduce the related deferred tax asset to zero because of the uncertainty relating to realizing such tax benefits in the future.  The total valuation allowance increased by $1.7 million during the year ended December 31, 2007.  Deferred tax assets and valuation allowance at December 31, 2007 and 2006 are as follows:

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

(in thousands)
	December 31,
	2007		2006
Research and development		$1,746		$1,680
Net operating loss carryforwards		16,229		14,991
Options		531		122
Deferred tax assets		18,506		16,793
Less: valuation allowance		(18,506)		(16,793)
Deferred tax assets, net	$		$	

Effective January 1, 2007, we adopted FIN 48.  There were no unrecognized tax benefits at the date of adoption of FIN 48, and there were no unrecognized tax benefits at December 31, 2007.

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

Reconciliations of the differences between income taxes computed at federal statutory rates (34%) and consolidated provisions (benefits) for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years ended December 31,
	2007	2006	2005
Income taxes (benefits) at statutory rates	(34%)	(34%)	(34%)
Change in valuation allowance	34%	34%	34%
Income taxes (benefits)	 %	 %	 %

12.	Geographic Information

CDT sells its products and licenses its technologies throughout the world.  A geographic distribution of revenue consists of the following:

(in thousands)
	Years ended December 31,
	2007	2006	2005
U.S.	$2,563	$684	$675
Europe	2,255	117	48
Asia	107	322	89
Total revenue	$4,925	$1,123	$812

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

The Company has patent coverage in North and South America, Europe, Asia, Africa and Australia.  As of December 31, 2007 and 2006, the Company’s assets comprise the following:

(in thousands)
	December 31,
	2007	2006
U.S.	$22,680	$8,494
Foreign	1,983	524
Total assets	$24,663	$9,018

13.	Subsequent Events

In January 2008, we issued 12,594 shares of our common stock upon the exercise of 21,666 stock options and received approximately $19,000 in cash and the surrender of 9,072 options.

14.	Quarterly Financial Data (unaudited)

The table below presents the Company’s unaudited quarterly information for the last eight quarters.

(in thousands, except per share amounts)

	Three Months Ended
2007	March 31	June 30	September 30	December 31
Total revenue	$216	$1,243	$2,460	$1,006
Gross profit *	100	1,138	2,293	268
Net income (loss) attributable to common stockholders	(1,815)	(519)	651	(2,852)
Basic and diluted net income (loss) per common share	(0.30)	(0.08)	0.09	(0.38)

	Three Months Ended
2006	March 31	June 30	September 30	December 31
Total revenue	$269	$279	$339	$236
Gross profit *	153	123	133	56
Net loss attributable to common stockholders	(1,584)	(1,190)	(1,114)	(1,496)
Basic and diluted net loss per common share	(0.31)	(0.23)	(0.21)	(0.30)

*  Gross profit is defined as total revenue less total cost of revenue.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2007.

Attestation Report of the Registered Public Accounting Firm.  Eisner LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included below, on the effectiveness of our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Clean Diesel Technologies, Inc.

We have audited the internal control over financial reporting of Clean Diesel Technologies, Inc.  and subsidiary (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clean Diesel Technologies, Inc. and subsidiary as December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP
New York, New York
March 11, 2008

(c) Changes in Internal Control over Financial Reporting.  The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls.  This results in refinements to processes throughout the year.  During our fourth fiscal quarter of 2007, we commenced transferring certain of our financial processing systems to new software.  In connection with the software implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2007.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors and executive officers of the Company will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Clean Diesel Technologies,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board,” “Audit Committee” and “Audit Committee Financial Experts” in the Company’s proxy statement related to the 2008 annual meeting of stockholders and is incorporated by reference.  Information regarding our directors is available on our Internet site under “Investors” as follows: http://www.cdti.com/corporate.html.

The Company has adopted a code of Ethics and Business Conduct (the “Code”) that applies to all employees, officers and Directors, including the Chief Executive Officer and Chief Financial Officer.  A copy of the code is available free of charge on written or telephone request to the secretary of the company at the address or telephone number of the Company set out in the Company’s annual report to stockholders.  The Code may also be viewed on our website under “Investors” as follows: http://www.cdti.com/corporate.html.

Item 11.	Executive Compensation

Information required by this item will be set forth under the caption “Executive Compensation,” “Directors’ Compensation,” “Report of Compensation and Nominating Committee on Executive Compensation” and “Compensation and Nominating Committee Interlocks and Insider Participation” in the proxy statement related to the 2008 annual meeting of stockholders and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information required by this item will be set forth under the caption “Principal Stockholders and Stock Ownership of Management” in the proxy statement related to the 2008 annual meeting of stockholders and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be set forth under the captions “Compensation and Nominating Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Director Independence” in the proxy statement related to the 2008 annual meeting of stockholders and is incorporated by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be set forth under the caption “Audit Fees” in the proxy statement related to the 2008 annual meeting of stockholders and is incorporated by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

The Financial Statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 and 2006

Statements of Operations and Comprehensive Loss for the years ended December 31, 2007, 2006 and 2005

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

3(i)(a)	Restated Certificate of Incorporation dated as of March 21, 2007 (incorporated by reference to Exhibit 3(i)(a) to Annual Report on Form 10-K filed on March 20, 2007).

3(i)(b)
Certificate of Amendment to Restated Certificate of Incorporation dated as of June 15, 2007 (incorporated by reference to Exhibit 3(i)(b) to Registration Statement on Form S-1 [No. 333-144201] dated on June 29, 2007).

3(i)(c)	Certificate of Elimination of Series A Convertible Preferred Stock dated June 18, 2004 (incorporated by reference to Exhibit to Registration Statement on Form S-8 [No. 333-117057] dated July 1, 2004).

3(ii)	By-Laws as amended through December 20, 2005 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K filed on March 30, 2007).

4	Specimen Stock Certificate, Common Stock (incorporated by reference to Exhibit to Registration Statement on Form S-1 (No. 33-95840) dated as of August 16, 1995).

10(a)	Assignment of Intellectual Property Rights Fuel-Tech N.V. to Platinum Plus, Inc. as of November 5, 1997 (incorporated by reference to Exhibit to Form 10-K for the year ended December 31, 1997).

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

10(d)	1994 Incentive Plan as amended through June 11, 2002 (incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K filed on March 30, 2007).

10(e)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K filed on March 30, 2007).

10(f)	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10(h) to Form 10-K filed on March 30, 2007).

10(g)	Form of Non-Executive Director Stock Option Agreement (incorporated by reference to Exhibit to Registration Statement on Form S-8 [No. 333-117057] dated July 1, 2004).

10(h)
Management Services Agreement between Clean Diesel Technologies, Inc., Fuel Tech, Inc. and Fuel-Tech N.V. as of June 1, 1996 (incorporated by reference to Exhibit to Form 10-Q for the quarter ended September 30, 1996).

10(i)	Office Lease dated as of January 29, 2004 (incorporated by reference to Exhibit to Form 10-Q for quarter ended June 30, 2004).

10(j)	Registration Rights Agreement between Clean Diesel Technologies, Inc. and Fuel-Tech N.V. of November 5, 1997 (incorporated by reference to Exhibit to Form 10-K for the year ended December 31, 1997).

10(k)	Registration Rights Agreement between Clean Diesel Technologies, Inc. and Fuel-Tech N.V. of March 24, 1997 (incorporated by reference to Exhibit to Form 10-K for the year ended December 31, 1996).

10(l)
Registration Rights Agreement between Clean Diesel Technologies, Inc. and the holders of Series A Convertible Preferred Stock as of November 11, 1998 (incorporated as reference to Exhibit to Form 10-Q for the period ended September 30, 1998).

10(m)
License Agreement of July 13, 2001 between Clean Diesel Technologies, Inc. and Mitsui Co., Ltd  as amended by Amendment No. 1 of December 18,  2002 (incorporated as reference to Exhibit to Form 10-Q for quarter ended June 30, 2004).

10(n)
License Agreement of March 31, 2003 between Clean Diesel Technologies, Inc. and Combustion Components Associates, Inc. (incorporated by reference to Exhibit to Exhibit to Form 10-Q for quarter ended June 30, 2004).

10(o)	Employment Agreement dated September 23, 2003 between Tim Rogers and the Company (incorporated by reference to Exhibit10(x) to Annual Report on Form 10-K filed on March 30, 2007).

10(p)	Employment Agreement dated June 14, 2005 between Walter Copan and the Company (incorporated by reference to Exhibit to Form 8-K dated as of August 3, 2005).

10(q)	Employment Agreement dated November 29, 2006 between Ann B. Ruple and the Company (incorporated by reference to Exhibit 10(z) to Annual Report on Form 10-K filed on March 30, 2007).

10(r)
Form of Commitment Letter by and between the Company and Non-U.S. Purchasers of Units consisting of shares of common stock and warrants (incorporated by reference to Exhibit 10.1 to Form 8-K dated as of December 29, 2006).

10(s)
Form of Commitment Letter by and between the Company and U.S. Purchasers of Units consisting of shares of common stock and warrants (incorporated by reference to Exhibit 10.1 to Form 8-K dated as of December 29, 2006).

#10(t)	Employment Agreement dated as of January 1, 2008 between Bernhard Steiner and the Company.

14	Code of Ethics and Business Conduct (incorporated by reference to Exhibit to Annual Report on Form 10-K for the year ended December 31, 2004).

#21	Subsidiaries.

#23(a)	Consent of Eisner LLP.

#31(a)	Section 302 CEO Certification.

#31(b)	Section 302 CFO Certification.

#32	Section 906 Certification by CEO and CFO.

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.

March 17, 2008	By:	/s/	Bernhard Steiner
Date			Bernhard Steiner
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the date indicated have duly signed this report below.

/s/ Bernhard Steiner	Chief Executive Officer, President and Director
Bernhard Steiner	(principal executive officer)

/s/ Ann B. Ruple	Chief Financial Officer, Vice President and Treasurer
Ann B. Ruple	(principal financial and accounting officer)

/s/ John A. de Havilland	Director
John A. de Havilland

/s/ Derek R. Gray	Director, Non-Executive Chairman of the Board of Directors
Derek R. Gray

/s/ Charles W. Grinnell	Director, Vice President and Corporate Secretary
Charles W. Grinnell

/s/ John J. McCloy	Director
John J. McCloy

/s/ David F. Merrion	Director
David F. Merrion

Dated:  March 17, 2008