Form 10-Q
period 2008-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2008-05-12
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

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

Large Accelerated Filer ☐		Accelerated Filer ☒
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company.)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of May 9, 2008, there were 8,138,150 outstanding shares of common stock, par value $0.01 per share.

CLEAN DIESEL TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2008

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,621	$1,517
Accounts receivable, net of allowance of $67 and $49, respectively	3,250	1,927
Investments	─	7,100
Inventories, net	812	1,093
Other current assets	161	234
Total current assets	10,844	11,871
Investments	11,139	11,725
Patents, net	855	817
Fixed assets, net of accumulated depreciation of $441 and $421, respectively	175	175
Other assets	75	75
Total assets	$23,088	$24,663

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$649	$757
Accrued expenses	989	850
Customer deposits	89	56
Total current liabilities	1,727	1,663

Commitments

Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000 shares; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share: authorized 12,000,000 shares; issued and outstanding 8,137,650 and 8,124,056 shares, respectively	81	81
Additional paid-in capital	72,996	72,447
Accumulated other comprehensive loss	(614)	(16)
Accumulated deficit	(51,102)	(49,512)
Total stockholders’ equity	21,361	23,000
Total liabilities and stockholders’ equity	$23,088	$24,663

The accompanying notes are an integral part of the consolidated financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Product sales	$2,527	$205
Technology licensing fees and royalties	74	11
Consulting and other	─	─
Total revenue	2,601	216

Costs and expenses:
Cost of revenue ─ product sales	2,065	116
Cost of revenue ─ licensing fees and royalties	─	─
Cost of revenue ─ consulting and other	─	─
Selling, general and administrative	2,322	1,803
Research and development	65	42
Patent amortization and other expense	36	97
Operating costs and expenses	4,488	2,058

Loss from operations	(1,887)	(1,842)

Other income (expense):
Interest income	243	27
Other income	54	─

Net loss	$(1,590)	$(1,815)
Basic and diluted loss per common share	$(0.20)	$(0.30)
Basic and diluted weighted-average number of common shares outstanding	8,137	6,115

The accompanying notes are an integral part of the consolidated financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(1,590)	$(1,815)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	34	35
Provision for doubtful accounts, net	18	30
Compensation expense for stock options and warrants	530	551
Changes in operating assets and liabilities:
Accounts receivable	(1,341)	(81)
Inventories	281	(109)
Other current assets and other assets	73	24
Accounts payable and accrued expenses	64	(685)
Net cash used for operating activities	(1,931)	(2,050)

Investing activities
Sales of investments	7,100	─
Patent costs	(52)	(38)
Purchases of fixed assets	(20)	(2)
Net cash provided by (used for) investing activities	7,028	(40)

Financing activities
Proceeds from issuance of common stock, net	─	3,047
Proceeds from exercise of stock options	19	27
Net cash provided by financing activities	19	3,074

Effect of exchange rate changes on cash	(12)	─

Net increase in cash and cash equivalents	5,104	984
Cash and cash equivalents at beginning of the period	1,517	5,314
Cash and cash equivalents at end of the period	$6,621	$6,298

Supplemental non-cash activities:
Payment of accrued directors’ fees in common stock	$ ─	$115
Unrealized loss on available-for-sale securities	$586	$ ─

The accompanying notes are an integral part of the consolidated financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Significant Accounting Policies

Basis of Presentation:

In this Quarterly Report on Form 10-Q, the terms “CDT,” “Clean Diesel,” “Company,” “we,” “us,” or “our” mean Clean Diesel Technologies, Inc. and its wholly-owned subsidiary, Clean Diesel International, LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with Clean Diesel’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2007.

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

Revenue Recognition:

The Company generates revenue from product sales comprised of fuel-borne catalysts, including the Platinum Plus® fuel-borne catalyst products and concentrate, and hardware including the U.S. Environmental Protection Agency (EPA) verified Purifier System, ARIS® advanced reagent injection system injectors and dosing systems; license and royalty fees from the ARIS system and other technologies; and consulting fees and other.

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

Index

Cost of Revenue:

Our cost of revenue – product sales includes the costs we incur to formulate our finished products into saleable form for our customers, including material costs, labor and processing costs charged to us by our outsourced blenders, installers and other vendors, packaging costs incurred by our outsourced suppliers, freight costs to customers and inbound freight charges from our suppliers.  Our inventory is primarily maintained off-site by our outsourced suppliers.  To date, our purchasing, receiving, inspection and internal transfer costs have been insignificant and have been included in cost of revenue – product sales.  In addition, the costs of our warehouse of approximately $21,000 per year are included in selling, general and administrative expenses.  Cost of revenue – licensing fees and royalties is zero as there are no incremental costs associated with the revenue.  Cost of revenue – consulting and other includes incremental out of pocket costs to provide consulting services.

Patent Expense:

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to twenty years.  During the three months ended March 31, 2008, we capitalized $52,000 of patent costs.  Indirect and other patent-related costs are expensed as incurred.  Patent amortization expense was $14,000 and $17,000 for the three months ended March 31, 2008 and 2007, respectively.  At March 31, 2008 and December 31, 2007, the Company’s patents, net of accumulated amortization, were $855,000 and $817,000, respectively.

Selling, General and Administrative Expense:

Selling, general and administrative expense is summarized as the following:

(in thousands)
	Three Months Ended
	March 31,
	2008	2007
Non-cash stock-based compensation	$300	$551
Compensation and benefits	887	601
Total compensation and benefits	1,187	1,152
Non-cash stock-based compensation	227	─
Professional	420	223
Total professional services	647	223
Travel	114	138
Occupancy	245	112
Sales and marketing expenses	85	88
Depreciation and all other	44	90
Total selling, general and administrative expenses	$2,322	$1,803

Aggregate non-cash stock-based compensation charges incurred by the Company in the three months ended March 31, 2008 and 2007 were $530,000 and $551,000, respectively (see Note 4).

Index

Basic and Diluted Loss per Common Share:

Basic and diluted loss per share is calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.”  Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period.  Diluted loss per share is computed in a manner similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method.  The Company’s computation of diluted net loss per share for the three months ended March 31, 2008 and 2007 does not include common share equivalents associated with 809,178 and 737,844 options, respectively, and 424,992 and 1,557,424 warrants, respectively, as the result would be anti-dilutive.

Income Taxes:

We adopted FASB Interpretation No. 48 (“FIN 48”) effective January 1, 2007.  There were no unrecognized tax benefits at the date of adoption of FIN 48, and there were no unrecognized tax benefits at March 31, 2008. It is the Company’s policy to classify in the financial statements accrued interest and penalties attributable to a tax position as income taxes.

Utilization of CDT's U.S. federal tax loss carryforwards for the period prior to December 12, 1995 is limited as a result of the ownership change in excess of 50% attributable to the 1995 Fuel Tech rights offering to a maximum annual allowance of $734,500.  Utilization of CDT's U.S. federal tax loss carryforwards for the period after December 12, 1995 and before December 30, 2006 is limited as a result of the ownership change in excess of 50% attributable to the private placement which was effective December 29, 2006 to a maximum annual allowance of $2,518,985.  Utilization of CDT's tax losses subsequent to 2006 may be limited due to cumulative ownership changes in any future three-year period.  It is not anticipated that CDT's U.S. taxable income for the full calendar year 2008 will be in excess of the limited allowable loss carryforwards.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate.  Our tax years ranging from 2004 through 2007 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

Investments:

Investments represent auction rate securities which are variable-rate debt securities, most of which are AAA/Aaa rated, that are collateralized by student loans substantially guaranteed by the U.S. Department of Education.  These investments are classified as "available for sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  While the underlying securities have a long-term nominal maturity, the interest rate is reset through dutch auctions that are held at pre-determined intervals, typically every 28 days.  The securities can be resold in the auction at par and are callable at par any time at the option of the issuer.  Interest is paid at the end of each auction period.  The investments are reported at fair value (see further discussion below under caption “Newly Adopted Accounting Standards”).  Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions.  If management intends to hold the securities for longer than one year as of the balance sheet date, or, if the state of the auction market effectively prevents their liquidation on resale, they are classified as non-current.  All income generated from these investments was recorded as interest income.  The contractual maturities of the auction rate securities held by us range from 2027 to 2047.  Accrued interest receivable at March 31, 2008 and December 31, 2007 was approximately $32,000 and $49,000, respectively.

During the three months ended March 31, 2008, the Company sold $7.1 million in auction rate securities.  However, starting on February 15, 2008, the Company experienced difficulty in selling additional securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders.  These failed auctions represent liquidity risk exposure and are not defaults or credit events.  Holders of the securities continue to receive interest on the investment, currently at a pre-determined rate, and the securities will be auctioned at the pre-determined intervals until the auction succeeds, the issuer calls the securities, or they mature.  Accordingly, because there may be no effective mechanism for selling these securities, the securities may be viewed as non-current assets.  The investments associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process.  We classified $11.1 million and $11.7 million of these auction rate securities as non-current investments as of March 31, 2008 and December 31, 2007, respectively.  At March 31, 2008, the estimated fair market value of the investments held by the Company declined by $586,000 based upon management’s internal assessment and information provided by the investment bank through which the Company holds such securities.  Although these securities have continued to pay interest according to their stated terms and most of these securities continue to be AAA/Aaa rated, the Company recorded an unrealized loss of $586,000 in other comprehensive loss during the three months ended March 31, 2008 resulting in a reduction in stockholders’ equity.  At this time, because the Company has the ability and intent to hold these securities until recovery of their value, the Company does not believe such securities are other-than-temporarily impaired or that the failure of the auction mechanism will have a material impact on the Company’s liquidity or financial position.

Index

Newly Adopted Accounting Standards:

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis.  SFAS 157 accomplishes the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
•	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;
•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and
•	Expands disclosures about instruments measured at fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of the valuation hierarchy and the distribution of the Company’s financial assets within it are as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s assets carried at fair value on a recurring basis are its investments in auction rate securities as described above under the caption “investments.”  The securities have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  The valuation may be revised in future periods as market conditions evolve.

Certain financial instruments are carried at cost on our condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature.  These instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, customer deposits and accrued expenses.

The table below includes a roll forward of the Company’s investments in auction rate securities from January 1, 2008 to March 31, 2008, and a reclassification of these investments from level 2 to level 3 in the valuation hierarchy.  When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement.  However, the fair value determination for level 3 financial instruments may include observable components.

Index

The estimated fair value at March 31, 2008 is based upon management’s internal assessment and information provided by the investment bank through which the Company holds such securities.

(in thousands)
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value January 1, 2008	$18,825	$—
Purchases	—	—
Sales	(7,100)	—
Transfers (out) in	(11,725)	11,725
Unrealized loss included as reduction in stockholders’ equity and not in operations	—	(586)
Fair value March 31, 2008	$—	$11,139

In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”).  FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008.  As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities, such as fixed assets and patents.  The Company is in the process of evaluating the impact, if any, that the application of SFAS 157 to its non-financial assets will have on the Company’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS No. 159 became effective beginning January 1, 2008.  The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination.  SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations.  SFAS No. 141R is effective, on a prospective basis, for us in the fiscal year beginning January 1, 2009.  The Company is currently assessing the impact of SFAS No. 141R on its consolidated financial position and results of operations.

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

Index

Note 2.  Inventories

Inventories are stated at the lower of cost or market with cost determined using the average cost method.  Inventories consist of the following:

(in thousands)
	March 31,	December 31,
	2008	2007
Finished Platinum Plus fuel-borne catalyst	$138	$165
Platinum concentrate/metal	537	656
Hardware	158	260
Other	1	34
	$834	$1,115
Less: inventory reserves	(22)	(22)
Inventories, net	$812	$1,093

Note 3.  Stockholders’ Equity

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

In the first three months of 2008, we issued 13,594 shares of our common stock upon the exercise of 21,666 stock options.  In connection therewith, we received approximately $19,000 in cash and the surrender of 8,072 shares.

There was no activity in the Company's 424,992 outstanding warrants during the period ended March 31, 2008.

On January 12, 2007, we issued 17,142 shares of our common stock to three non-executive members of our board of directors as payment (or partial payment in the case of one director) of $115,000 in lieu of cash for directors’ fees earned in 2006.  The number of shares of our common stock issued to the directors was determined based upon the average of the high and low share prices during each quarter.  The grant date for such shares of common stock for purposes of measuring compensation is the last day of the quarter in which the shares are earned, which is the date that the director begins to benefit from, or be adversely affected by, subsequent changes in the price of the stock.  Directors’ compensation charged to operations did not materially differ from such measurement.

In the first three months of 2007, we issued 5,977 shares of our common stock upon exercise of stock options for aggregate proceeds to the Company of approximately $27,000.

Note 4.  Stock-Based Compensation

Share-based compensation cost recognized under SFAS 123(R) was approximately $530,000 and $551,000 for the three months ended March 31, 2008 and 2007, respectively.  Of such 2008 total, $527,000 is classified in selling, general and administrative expenses ($300,000 as employee compensation and $227,000 as investor relations compensation for advisory services) and $3,000 is included in research and development expenses.  Compensation costs for stock options which vest over time are recognized over the vesting period.  As of March 31, 2008, there was approximately $1.4 million of unrecognized compensation cost related to stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.9 years.

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

Index

The following table summarizes information concerning options outstanding including the related transactions under the options plans for the three months ended March 31, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value
Options Outstanding as of December 31, 2007	812,844	$11.716
Granted	18,000	$16.114
Exercised	(21,666)	$10.463
Forfeited		$ 
Expired		$ 
Options outstanding as of March 31, 2008	809,178	$11.847	6.6	$2,232,091
Options exercisable as of March 31, 2008	666,844	$11.093	6.1	$2,027,822

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2008, which would have been received by the option holders had all holders of options in the money exercised their options as of that date.

Proceeds received from the exercise of stock options were approximately $19,000 and $27,000, respectively, for the three months ended March 31, 2008 and 2007, and were included in financing activities on the Company’s consolidated statements of cash flows.  In addition for the three months ended March 31, 2008, 8,072 shares were surrendered upon the exercise of options to fund the purchase.  The total intrinsic value of stock options exercised for the three months ended March 31, 2008 and 2007 was $271,676 and $30,553, respectively.

During the three months ended March 31, 2008, the board of directors granted 18,000 option shares to employees at a weighted average exercise price of $16.11 per share.  During the three months ended March 31, 2007, the board of directors granted 125,000 option shares to employees, directors and consultants at an exercise price of $9.10 per share.  The non-executive directors’ options are exercisable immediately.  All other options vest as to one-third, immediately upon grant and as to one-third, upon each of the first and second anniversaries of grant.  The weighted-average fair value at the date of grant for options granted during the three months ended March 31, 2008 was $12.44 per share and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected term in years	8.64
Risk-free interest rate	3.64%
Expected volatility	92.6%
Dividend yield	0%

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

Effective October 28, 1994, Fuel Tech, Inc., successor to Fuel-Tech N.V. (“Fuel Tech”), the company that spun CDT off in a rights offering in December 1995, granted two licenses to the Company for all patents and rights associated with its platinum fuel-based catalyst technology.  Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses.  In exchange for the assignment commencing in 1998, the Company is obligated to pay Fuel Tech a royalty of 2.5% of its annual gross revenue attributable to sales of the platinum fuel-borne catalysts.  The royalty obligation expires in December 2008.  CDT may terminate the royalty obligation to Fuel Tech by payment of $1.1 million.  CDT, as assignee and owner, maintains the technology at its expense.  Royalty expense incurred under this obligation for the three months ended March 31, 2008 and 2007 was approximately $4,600 and $2,800, respectively.  Royalties payable to Fuel Tech at March 31, 2008 and December 31, 2007 were $4,600 and $14,300, respectively.

Note 6.  Related Party Transactions

The Company has a Management and Services Agreement with Fuel Tech that requires the Company to reimburse Fuel Tech for management, services and administrative expenses incurred on the Company’s behalf at a rate equal to an additional 3% to 10% of the costs paid on the Company’s behalf, dependent upon the nature of the costs incurred.  Currently, the Company reimburses Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT.  The Company’s condensed consolidated statements of operations include charges from Fuel Tech of certain management and administrative costs of approximately $18,000 in each of the three-month periods ended March 31, 2008 and 2007.  The Company believes the charges under this Management and Services Agreement are reasonable and fair.  The Management and Services Agreement is for an indefinite term but may be cancelled by either party by notifying the other in writing of the cancellation on or before May 15 in any year.

Note 7.  Significant Customers

For the three months ended March 31, 2008 and 2007, revenue derived from certain customers comprised 10% or more of our consolidated revenue (“significant customers”) as set forth in the table below:

	Three Months Ended March 31,
	2008	2007

Customer A	12.5%	*
Customer B	10.8%	*
Customer C	*	18.5%
Customer D	*	13.0%

*	Represents less than 10% revenue for that customer in the applicable period. There were no other customers that represented 10% or more of revenue for the periods indicated.

Index

At March 31, 2008, Clean Diesel had one customer (such customer is not included in the table above) that represented approximately 23% of its gross accounts receivable balance.

Note 8.  Comprehensive Loss

Components of comprehensive loss follow:

(in thousands)
	Three Months Ended
	March 31,
	2008	2007
Net loss	$(1,590)	$(1,815)
Other comprehensive income (loss):
Foreign currency translation adjustment	(12)	
Unrealized loss on available-for-sale securities	(586)	
Comprehensive loss	$(2,188)	$(1,815)

Note 9.  Geographic Information

CDT sells its products and licenses its technologies throughout the world.  A geographic distribution of revenue consists of the following:

(in thousands)
	Three Months Ended March 31,
	2008	2007
Revenue:
U.S.	$135	$159
U.K./Europe	2,446	36
Asia	20	21
Total	$2,601	$216

The Company has patent coverage in North and South America, Europe, Asia, Africa and Australia.  As of March 31, 2008 and December 31, 2007, the Company’s assets comprise the following:

(in thousands)
	March 31,	December 31,
	2008	2007
U.S.	$19,332	$22,680
Foreign	3,756	1,983
Total assets	$23,088	$24,663

Note 10.  Subsequent Events

On May 8, 2008, we entered into a $3 million demand loan facility with a lender collateralized by our auction rate securities.  The loan facility may be used for our working capital purposes, if needed.  We must continue to meet certain collateral maintenance requirements, such that our outstanding borrowings may not exceed 50% of the value of our auction rate securities.  No facility fee is required and borrowings, if needed, will be at a floating interest rate per annum equal to the sum of the prevailing daily 30-day Libor plus 25 basis points.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical facts, so-called “forward-looking statements,” are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company’s filings with the Securities and Exchange Commission.  See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Three Months ended March 31, 2008 Compared to Three Months ended March 31, 2007

Total revenue in the three months ended March 31, 2008 was $2,601,000 compared to $216,000 in the three months ended March 31, 2007, an increase of $2,385,000, or 1,104.2%, primarily attributable to sales of our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  Of our operating revenue for the three months ended March 31, 2008, approximately 97.2% was from product sales and 2.8% was from technology licensing fees and royalties.  Of our operating revenue for the three months ended March 31, 2007, approximately 94.9% was from product sales and 5.1% was from technology licensing fees and royalties.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Product sales increased 1,132.7% to $2,527,000 in the first quarter of 2008 from $205,000 in the same 2007 quarter.  The increase in product sales is attributable primarily to higher demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst to enable regeneration.  We received approval in October 2007 from Transport for London to supply our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  The deadlines for compliance with the London Low Emission Zone will be phased in over time for different classifications of vehicles.  February 2008 was the compliance deadline for vehicles greater than 12 metric tons.  The next compliance deadline is July 2008 for motor coaches and vehicles greater than 3.5 metric tons.  During the three months ended March 31, 2008, our Purifier Systems were approved for emissions reduction in Scotland under a grant-supported retrofit program for Scottish council fleets.  We believe these sales of our Purifier Systems for compliance with the requirements of the London Low Emission Zone may provide us with recurring revenue from use of our Platinum Plus fuel-borne catalyst that enables the regeneration of the diesel particulate filter.  We believe we will have the opportunity to expand this business opportunity as additional Low Emission Zones are established throughout Europe.

Our technology licensing fees and royalties were $74,000 in the first quarter of 2008 compared to $11,000 in the same quarter of 2007 and were primarily attributable to royalties related to our ARIS® technologies.  In March 2008, we entered into a license agreement with the largest commercial diesel engine exhaust company in China to supply Chinese original equipment manufacturers.  Pursuant to this license, we will supply our wire mesh filters along with Platinum Plus fuel-borne catalyst to the supplier after the supplier completes initial testing, which testing is anticipated to be concluded in the second half of 2008.  We are continuing our efforts to consummate technology license agreements with manufacturers and component suppliers for the use of our ARIS technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.

Our total cost of revenue was $2,065,000 in the three-month period ended March 31, 2008 compared to $116,000 in the three-month period ended March 31, 2007.  The increase in our cost of sales is due to higher product sales volume.  Our gross profit as a percentage of revenue was 20.6% and 46.3% for three-month periods ended March 31, 2008 and 2007, respectively, with the decrease attributable to the mix of lower margin product sales.

Index

Our cost of revenue – product sales includes the costs we incur to formulate our finished products into saleable form for our customers, including material costs, labor and processing costs charged to us by our outsourced blenders, installers and other vendors, packaging costs incurred by our outsourced suppliers, freight costs to customers and inbound freight charges from our suppliers.  Our inventory is primarily maintained off-site by our outsourced suppliers.  To date, our purchasing, receiving, inspection and internal transfer costs have been insignificant and have been included in cost of revenue – product sales.  In addition, the costs of our warehouse of approximately $21,000 per year are included in selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of revenue and others like us exclude a portion of such costs from gross margin, including such costs instead within operating expenses.  Cost of revenue – licensing fees and royalties is zero as there are no incremental costs associated with the revenue.  Cost of revenue – consulting and other includes incremental out of pocket costs to provide consulting services.

Selling, general and administrative expenses were $2,322,000 in the three months ended March 31, 2008 compared to $1,803,000 in the comparable 2007 period, an increase of $519,000, or 28.8%.  The increase in selling, general and administrative costs is primarily attributable to higher professional fees and occupancy costs as further discussed below.  Selling, general and administrative expenses are summarized as follows:

(in thousands)
	Three Months Ended
	March 31,
	2008	2007
Non-cash stock-based compensation	$300	$551
Compensation and benefits	887	601
Total compensation and benefits	1,187	1,152
Non-cash stock-based compensation	227	─
Professional	420	223
Total professional services	647	223
Travel	114	138
Occupancy	245	112
Sales and marketing expenses	85	88
Depreciation and all other	44	90
Total selling, general and administrative expenses	$2,322	$1,803

Aggregate non-cash charges for the fair value of stock options and warrants in the three months ended March 31, 2008 were $530,000, of which $527,000 has been included in selling, general and administrative expenses ($300,000 in compensation and $227,000 in professional) and $3,000 in research and development expenses.  This compares to $551,000 in non-cash stock option compensation expense in the three months ended March 31, 2007 primarily attributable to stock grants during the period.

Total compensation and benefit expense in the three months ended March 31, 2008 included $300,000 of non-cash charges for the fair value of stock options compared to $551,000 in non-cash stock option compensation expense in the three months ended March 31, 2007.  Excluding the non-cash stock-based charges, compensation and benefit expenses were $887,000 for the three months ended March 31, 2008 compared to $601,000 in the comparable prior year period, an increase of $286,000, or 47.6%, due to new personnel and salary increases in 2008.

Professional fees include public relations, investor relations and financial advisory fees along with audit-related costs.  Included in 2008 is a $227,000 non-cash compensation expense for stock warrants issued for financial advisory services.  Such charge represents the remaining stock-based amount that was amortized over the period that services were rendered.  The significant component of the increase in professional fees is attributable to the high costs of complying with the requirements of the Sarbanes-Oxley Act of 2002 associated with the Company’s transition to accelerated filer status.  Occupancy costs include office rents, insurance and related costs.  We moved our U.K. administrative offices in November 2007 and expect higher occupancy costs in the future.

Research and development expenses were $65,000 in the three months ended March 31, 2008 compared to $42,000 in the three months ended March 31, 2007, an increase of $23,000, or 54.8%.  The 2008 projects include laboratory testing on additive formulations, including a new bio-fuel.  The 2008 research and development expenses include $3,000 of non-cash charges for the fair value of stock options granted in accordance with SFAS No. 123R.

Index

Patent amortization and other patent costs decreased to $36,000 in the three months ended March 31, 2008 from $97,000 in the comparable 2007 period, due to additional costs in 2007 associated with the protection of the CDT patents.  Patent amortization expense for the three months ended March 31, 2008 and 2007 was $14,000 and $17,000, respectively.

Interest income was $243,000 in the three months ended March 31, 2008 compared to $27,000 in the three months ended March 31, 2007, an increase of $216,000, or 800.0%, due to higher invested balances in 2008.

Other income was $54,000 in the three months ended March 31, 2008 and is comprised of foreign currency transaction gains, net of losses.

Liquidity and Sources of Capital

We require capital resources and liquidity to fund our global development and for working capital.  Our working capital requirements vary from period to period depending upon manufacturing volumes, the timing of deliveries and payment cycles of our customers.  At March 31, 2008 and December 31, 2007, we had cash, cash equivalents and investments classified as current assets of $6,621,000 and $8,617,000, respectively, to use for our operations.

Net cash used for operating activities was $1,931,000 in the three months ended March 31, 2008 and was used primarily to fund the net loss of $1,590,000, adjusted for non-cash items.  Included in the non-cash items was stock-based compensation expense of $530,000 accounted for in accordance with SFAS No. 123R.

Our working capital was $9,117,000 at March 31, 2008 compared to $10,208,000 at December 31, 2007, a decrease of $1,091,000.  Accounts receivable, net increased to $3,250,000 at March 31, 2008 from $1,927,000 at December 31, 2007 due to sales of our Purifier Systems to meet the requirements of the London Low Emission Zone.  Inventories, net decreased to $812,000 at March 31, 2008 from $1,093,000 at December 31, 2007.  Our accounts payable and accrued expenses were at about the same level at March 31, 2008 as at December 31, 2007.

Net cash provided by investing activities was $7,028,000 in the three months ended March 31, 2008, primarily due to sales of investments (see further discussion below).

Cash provided by financing activities was $19,000 in the three months ended March 31, 2008 and was attributable to exercise of stock options.

At March 31, 2008 and December 31, 2007, we held $11.1 million and $18.8 million, respectively, in investments in auction rate securities collateralized by student loans which are substantially guaranteed by the U.S. Department of Education.  We sold $7.1 million of these investments in 2008.  However, starting on February 15, 2008, the Company experienced difficulty in effecting additional sales of such securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders.  Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  These failed auctions represent liquidity risk exposure and are not defaults or credit events.  Holders of the securities continue to receive interest on the investments (currently at pre-determined rates), and the securities will be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.  Accordingly, because there may be no effective mechanism for selling these securities, the securities may be viewed as long-term assets.  The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process.  As of March 31, 2008, the estimated fair market value of the investments held by the Company declined by $586,000 based upon management’s internal assessment and information provided by the investment bank through which the Company holds such securities.  Although these securities have continued to pay interest according to their stated terms and most of these securities continue to be AAA/Aaa rated, the Company recorded an unrealized loss of $586,000 in other comprehensive loss during the three months ended March 31, 2008 resulting in a reduction in stockholders’ equity.  We classified $11.1 million and $11.7 million of these auction rate securities as non-current investments as of March 31, 2008 and December 31, 2007, respectively.  At this time, because the Company has the ability and intent to hold these securities until recovery of their value, the Company does not believe such securities are other-than-temporarily impaired or that the failure of the auction mechanism will have a material impact on the Company’s liquidity or financial position.  We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments.  If current market conditions deteriorate further, we may be required to record additional unrealized losses as reductions in stockholders’ equity.  If the anticipated recovery in market values does not occur, we may be required to adjust the carrying value of these investments through impairment charges.

Index

Our management believes that based upon the Company’s cash and cash equivalents at March 31, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations for at least the next 12 months.

We have incurred losses since inception aggregating $51.1 million, which amount includes $4.8 million of non-cash preferred stock dividends.  We expect to incur losses through the foreseeable future, until our products and technological solutions achieve greater awareness.  Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, catalyzed wire mesh filters and from technology licensing fees and royalties, revenue to date has been insufficient to cover our operating expenses, and we continue to be dependent upon sources other than operations to finance our working capital requirements.  Historically, we have been primarily dependent upon funding from new and existing stockholders.  The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, that it will be on acceptable terms.

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

We have no indebtedness.  However, we have the ability to borrow funds for working capital purposes pursuant to a margin arrangement we entered into in May 2008 (see Note 10).  The loan facility allows us to borrow up to $3 million, subject to collateral maintenance requirements, at a floating interest rate per annum equal to the sum of the prevailing daily 30-day Libor plus 25 basis points.

Capital Expenditures

As of March 31, 2008, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, exchange rates for pounds sterling and Euros, and current turmoil in the capital markets, we are not subject to any significant market risk exposure.  We monitor the price of platinum and exchange rates and adjust our procurement strategies as needed.  There have been no material changes in our market risk exposures at March 31, 2008 as compared to December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that Clean Diesel had effective disclosure controls and procedures for (i) recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) ensuring that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls

In connection with the evaluation by the Company’s President and Chief Executive Officer and Chief Financial Officer of changes in internal control over financial reporting that occurred during the Company’s last fiscal quarter, no change in the Company’s internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.	OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.
(Registrant)

Date: May 12, 2008	By:	/s/ Bernhard Steiner
Bernhard Steiner
Director, President and
Chief Executive Officer

Date: May 12, 2008	By:	/s/ Ann B. Ruple
Ann B. Ruple
Chief Financial Officer,
Vice President and Treasurer