Form 10-Q
period 2008-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2008-08-11
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

As of August 8, 2008, there were 8,139,302 outstanding shares of common stock, par value $0.01 per share.

CLEAN DIESEL TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2008

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,485	$1,517
Accounts receivable, net of allowance of $290 and $49, respectively	3,330	1,927
Investments	─	7,100
Inventories, net	1,038	1,093
Other current assets	242	234
Total current assets	9,095	11,871
Investments	10,975	11,725
Patents, net	950	817
Fixed assets, net of accumulated depreciation of $461 and $421, respectively	186	175
Other assets	71	75
Total assets	$21,277	$24,663

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,006	$757
Accrued expenses	867	850
Customer deposits	71	56
Total current liabilities	1,944	1,663

Commitments

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
authorized 100,000 shares; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share:
authorized 12,000,000 shares; issued and outstanding 8,139,302 and 8,124,056 shares, respectively	81	81
Additional paid-in capital	73,242	72,447
Accumulated other comprehensive loss	(745)	(16)
Accumulated deficit	(53,245)	(49,512)
Total stockholders’ equity	19,333	23,000
Total liabilities and stockholders’ equity	$21,277	$24,663

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Product sales	$2,490	$139	$5,017	$344
Technology licensing fees and royalties	129	1,104	203	1,115
Consulting and other	─	─	─	─
Total revenue	2,619	1,243	5,220	1,459

Costs and expenses:
Cost of revenue ─ product sales	1,993	105	4,058	221
Cost of revenue ─ licensing fees and royalties	─	─	─	─
Cost of revenue ─ consulting and other	─	─	─	─
Selling, general and administrative	2,722	1,495	5,044	3,298
Research and development	89	150	154	192
Patent amortization and other expense	42	79	78	176
Operating costs and expenses	4,846	1,829	9,334	3,887

Loss from operations	(2,227)	(586)	(4,114)	(2,428)

Other income (expense):
Interest income	113	67	356	94
Other income (expense), net	(29)	─	25	─

Net loss	$(2,143)	$ (519)	$(3,733)	$(2,334)
Basic and diluted loss per common share	$(0.26)	$(0.08)	$(0.46)	$(0.37)
Basic and diluted weighted-average number of common shares outstanding	8,138	6,550	8,137	6,333

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(3,733)	$(2,334)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	68	68
Provision for doubtful accounts, net	241	30
Compensation expense for stock options and warrants	771	642
Changes in operating assets and liabilities:
Accounts receivable	(1,644)	(961)
Inventories	55	(244)
Other current assets and other assets	(4)	(7)
Accounts payable, accrued expenses and other liabilities	281	(298)
Net cash used for operating activities	(3,965)	(3,104)

Investing activities
Sales of investments	7,100	─
Patent costs	(161)	(68)
Purchases of fixed assets	(51)	(18)
Net cash provided by (used for) investing activities	6,888	(86)

Financing activities
Proceeds from issuance of common stock, net	─	4,313
Proceeds from issuance of warrants, net	─	4,346
Stockholder-related charges	─	(45)
Proceeds from exercise of stock options	24	40
Net cash provided by financing activities	24	8,654

Effect of exchange rate changes on cash	21	─

Net increase in cash and cash equivalents	$2,968	$5,464
Cash and cash equivalents at beginning of the period	1,517	5,314
Cash and cash equivalents at end of the period	$4,485	$10,778

Supplemental non-cash activities:
Payment of accrued directors’ fees in common stock	$ ─	$140
Unrealized loss on available-for-sale securities	$750	$ ─

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

Revenue Recognition:

The Company generates revenue from product sales comprised of fuel-borne catalysts, including the Platinum Plus fuel-borne catalyst products and concentrate, and hardware including the U.S. Environmental Protection Agency (EPA) verified Purifier System, ARIS advanced reagent injection system injectors and dosing systems; license and royalty fees from the ARIS system and other technologies; and consulting fees and other.

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

Patent Expense:

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to twenty years.  During the six months ended June 30, 2008, we capitalized $161,000 of patent costs.  Indirect and other patent-related costs are expensed as incurred.  Patent amortization expense for the three and six months ended June 30, 2008 was $14,000 and $28,000, respectively, and for the three and six months ended June 30, 2007 was $17,000 and $33,000, respectively.  At June 30, 2008 and December 31, 2007, the Company’s patents, net of accumulated amortization, were $950,000 and $817,000, respectively.

Selling, General and Administrative Expense:

Selling, general and administrative expense is summarized as the following:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008		2007
Non-cash stock-based compensation	$238	$91	$538		$642
Compensation and benefits	1,193	653	2,080		1,254
Total compensation and benefits	1,431	744	2,618		1,896
Professional	385	365	1,032	*	588
Travel	251	158	365		296
Occupancy	265	123	510		235
Sales and marketing expenses	144	72	229		160
Bad debt provision	223	30	241		30
Depreciation and all other	23	3	49		93
Total selling, general and administrative expenses	$2,722	$1,495	$5,044		$3,298

*  Includes $227,000 of non-cash stock-based compensation charges for fair value of warrants.

We account for stock-based compensation in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  Aggregate non-cash stock-based compensation charges incurred by the Company in the three and six months ended June 30, 2008 were $241,000 and $771,000, respectively, (including $3,000 and $6,000, respectively, in research and development expenses) and in the three and six months ended June 30, 2007 were $91,000 and $642,000, respectively (see Note 4).

Index

Basic and Diluted Loss per Common Share:

Basic and diluted loss per share is calculated in accordance with the provisions of SFAS No. 128, “Earnings Per Share.”  Basic loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the reporting period.  Diluted loss per share is computed in a manner similar to basic earnings per share except that the weighted-average number of shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method.  The Company’s computation of diluted net loss per share for the three and six months ended June 30, 2008 and 2007 does not include common share equivalents associated with 802,178 and 717,419 options, respectively, and 424,992 and 1,184,405 warrants, respectively, as the result would be anti-dilutive.

Income Taxes:

We adopted FASB Interpretation No. 48 (“FIN 48”) effective January 1, 2007.  There were no unrecognized tax benefits at the date of adoption of FIN 48, and there were no unrecognized tax benefits at June 30, 2008. It is the Company’s policy to classify in the financial statements accrued interest and penalties attributable to a tax position as income taxes.

Utilization of CDT's U.S. federal tax loss carryforwards for the period prior to December 12, 1995 is limited as a result of the ownership change in excess of 50% attributable to the 1995 Fuel-Tech N.V. rights offering to a maximum annual allowance of $734,500.  Utilization of CDT's U.S. federal tax loss carryforwards for the period after December 12, 1995 and before December 30, 2006 is limited as a result of the ownership change in excess of 50% attributable to the private placement which was effective December 29, 2006 to a maximum annual allowance of $2,518,985.  Utilization of CDT's tax losses subsequent to 2006 may be limited due to cumulative ownership changes in any future three-year period.  It is not anticipated that CDT's U.S. taxable income for the full calendar year 2008 will be in excess of the limited allowable loss carryforwards.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate.  Our tax years ranging from 2004 through 2007 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

Investments:

Investments represent auction rate securities which are variable-rate debt securities, the majority of which are AAA/Aaa rated, that are collateralized by student loans substantially guaranteed by the U.S. Department of Education.  These investments are classified as "available for sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  While the underlying securities have a long-term nominal maturity, the interest rate is reset through dutch auctions that are held at pre-determined intervals, typically every 28 days.  The securities can be resold in the auction at par and are callable at par any time at the option of the issuer.  Interest is paid at the end of each auction period.  The investments are reported at fair value (see further discussion below under caption “Newly Adopted Accounting Standards”).  Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions.  If management intends to hold the securities for longer than one year as of the balance sheet date, or, if the state of the auction market effectively prevents their liquidation on resale, they are classified as non-current.  All income generated from these investments was recorded as interest income.  The contractual maturities of the auction rate securities held by us range from 2027 to 2047.  Accrued interest receivable at June 30, 2008 and December 31, 2007 was approximately $9,000 and $49,000, respectively.

During the first two months of 2008, the Company sold $7.1 million in auction rate securities.  However, starting on February 15, 2008 and continuing through the second quarter of 2008, the Company experienced difficulty in selling additional securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders.  These failed auctions represent liquidity risk exposure and are not defaults or credit events.  Holders of the securities continue to receive interest on the investment, currently at a pre-determined rate, and the securities will be auctioned at the pre-determined intervals until the auction succeeds, the issuer calls the securities, or they mature.  Accordingly, because there may be no effective mechanism for selling these securities, the securities may be viewed as non-current assets.  The investments associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process.  We classified the fair value of approximately $11.0 million (par value of $11.7 million) and $11.7 million of these auction rate securities as non-current investments as of June 30, 2008 and December 31, 2007, respectively.  At June 30, 2008, the estimated fair market value of the investments held by the Company declined by $750,000 from par value based upon management’s internal assessment and information provided by the investment bank through which the Company holds such securities.  Although these securities have continued to pay interest according to their stated terms and most of these securities continue to be AAA/Aaa rated, for six months ended June 30, 2008, the Company recorded an unrealized temporary loss of $750,000 which is reflected in our consolidated balance sheet in accumulated other comprehensive loss, resulting in a reduction in stockholders’ equity.  Factors we considered in determining whether this loss was temporary included the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuers, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  At this time, because the Company has the ability and intent to hold these securities until recovery of their value, the Company does not believe such securities are other-than-temporarily impaired or that the failure of the auction mechanism will have a material impact on the Company’s liquidity or financial position.

Index

On May 8, 2008, we entered into a $3 million demand loan facility with a lender collateralized by our auction rate securities.  The loan facility may be used for our working capital purposes.  We must continue to meet certain collateral maintenance requirements, such that our outstanding borrowings may not exceed 50% of the value of our auction rate securities as established by the lender.  No facility fee is required and borrowings will be at a floating interest rate per annum equal to the sum of the prevailing daily 30-day Libor plus 25 basis points.  On July 25, 2008, we borrowed $3 million under this facility (see Note 10).

Newly Adopted Accounting Standards:

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” for assets and liabilities measured at fair value on a recurring basis.  SFAS 157 accomplishes the following key objectives:

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

Index

Certain financial instruments are carried at cost on our condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature.  These instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, customer deposits and accrued expenses.

The table below includes a roll forward of the Company’s investments in auction rate securities from January 1, 2008 to June 30, 2008, and a reclassification of these investments from level 2 to level 3 in the valuation hierarchy.  When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement.  However, the fair value determination for level 3 financial instruments may include observable components.

The estimated fair value at June 30, 2008 is based upon management’s internal assessment and information provided by the investment bank through which the Company holds such securities.

(in thousands)
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value January 1, 2008	$18,825	$—
Purchases	—	—
Sales	(7,100)	—
Transfers (out) in	(11,725)	11,725
Unrealized loss included as reduction in stockholders’ equity and not in operations	—	(750)
Fair value June 30, 2008	$—	$10,975

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

Index

Note 2.  Inventories

Inventories are stated at the lower of cost or market with cost determined using the average cost method.  Inventories consist of the following:

(in thousands)
	June 30,	December 31,
	2008	2007
Finished goods (Platinum Plus fuel-borne catalyst)	$163	$165
Raw materials (primarily, Platinum concentrate)	527	656
Hardware	369	260
Other	1	34
	$1,060	$1,115
Less: inventory reserves	(22)	(22)
Inventories, net	$1,038	$1,093

Note 3.  Stockholders’ Equity

In the first six months of 2008, we issued 15,246 shares of our common stock upon the exercise of 27,166 stock options.  In connection therewith, we received approximately $24,000 in cash and the surrender of 11,920 stock options.

There was no activity in the Company's 424,992 outstanding warrants during the six months ended June 30, 2008.

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

In the six months ended June 30, 2007, the Company received approximately $4.3 million, net of expenses, upon the exercise of Class A Warrants to acquire 447,134 shares of our common stock (subsequent to June 30, 2007, we received $2.5 million, net, for further warrant exercises).  The Class A Warrants entitled the holder until July 2, 2007 to purchase, at a price of $10.00 per share, one share of common stock for every two shares of common stock acquired in the December 2006 private placement.

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

Note 4.  Stock-Based Compensation

Share-based compensation cost recognized under SFAS 123(R) was approximately $241,000 and $91,000 for the three months ended June 30, 2008 and 2007, respectively, and $771,000 and $642,000 for the six months ended June 30, 2008 and 2007, respectively.  Of such 2008 six-month total, $765,000 is classified in selling, general and administrative expenses ($538,000 as employee compensation and $227,000 as investor relations compensation for advisory services) and $6,000 is included in research and development expenses.  Compensation costs for stock options which vest over time are recognized over the vesting period.  As of June 30, 2008, there was approximately $1.2 million of unrecognized compensation cost related to stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.8 years.

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

Index

The following table summarizes information concerning options outstanding including the related transactions under the Plan for the six months ended June 30, 2008:

	Number of Shares	Weighted-Average Exercise Price		Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of December 31, 2007	812,844		$11.716
Granted	18,000		$16.114
Exercised	(27,166)		$10.37
Forfeited		$	
Expired	(1,500)		$10.00
Options outstanding as of June 30, 2008	802,178		$11.863	6.5	$1,624,969
Options exercisable as of June 30, 2008	659,844		$11.104	5.9	$1,477,820
Options outstanding as of June 30, 2008 and expected to vest	756,053		$11.863	6.5	$1,531,533

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2008, which would have been received by the option holders had all holders of options in the money exercised their options as of that date.

Proceeds received from the exercise of stock options were approximately $24,000 and $40,000, respectively, in the six months ended June 30, 2008 and 2007, and were included in financing activities on the Company’s consolidated statements of cash flows.  In addition for the six months ended June 30, 2008, 11,890 shares were surrendered upon the exercise of options to fund the purchase.  The total intrinsic value of stock options exercised for the three months ended June 30, 2008 and 2007 was $16,738 and $79,795, respectively, and for the six months ended June 30, 2008 and 2007 was $288,414 and $110,348, respectively.

During the six months ended June 30, 2008, the board of directors granted 18,000 option shares to employees at a weighted average exercise price of $16.11 per share.  During the six months ended June 30, 2007, the board of directors granted 125,000 option shares to employees, directors and consultants at an exercise price of $9.10 per share.  The non-executive directors’ options are exercisable immediately.  All other options vest as to one-third, immediately upon grant and as to one-third, upon each of the first and second anniversaries of grant.  The weighted-average fair value at the date of grant for options granted during the six months ended June 30, 2008 was $12.44 per share and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

Index

Note 5.  Commitments

The Company is obligated under a five-year sublease agreement through March 2009 for its principal office (3,925 square feet) at an annual cost of approximately $128,000, including rent, utilities and parking.  The Company is obligated under a four-year lease which expired in July 2008 for 2,750 square feet of warehouse space at an annual cost of approximately $21,000, including utilities.  We have renewed our lease for the warehouse space at the same annual cost until July 2009.  In addition, the Company is obligated under a 64-month lease through March 2013 for 1,942 square feet of administrative space in the U.K. at an annual cost of approximately $65,000, including utilities and parking.

Effective October 28, 1994, Fuel Tech, Inc., successor to Fuel-Tech N.V. (“Fuel Tech”), the company that spun CDT off in a rights offering in December 1995, granted two licenses to the Company for all patents and rights associated with its platinum fuel-based catalyst technology.  Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses.  In exchange for the assignment commencing in 1998, the Company is obligated to pay Fuel Tech a royalty of 2.5% of its annual gross revenue attributable to sales of the platinum fuel-borne catalysts.  The royalty obligation expires in December 2008.  CDT may terminate the royalty obligation to Fuel Tech by payment of $1.1 million.  CDT, as assignee and owner, maintains the technology at its expense.  Royalty expense incurred under this obligation for each of the three months ended June 30, 2008 and 2007 was approximately $3,800 and for the six months ended June 30, 2008 and 2007 was approximately $8,400 and $6,500, respectively.  Royalties payable to Fuel Tech at June 30, 2008 and December 31, 2007 were $8,400 and $14,300, respectively.

Note 6.  Related Party Transactions

The Company has a Management and Services Agreement with Fuel Tech that requires the Company to reimburse Fuel Tech for management, services and administrative expenses incurred on the Company’s behalf at a rate equal to an additional 3% to 10% of the costs paid on the Company’s behalf, dependent upon the nature of the costs incurred.  Currently, the Company reimburses Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT.  The Company’s condensed consolidated statements of operations include charges from Fuel Tech of certain management and administrative costs of approximately $18,000 in each of the three-month periods ended June 30, 2008 and 2007 and $35,000 in each of the six-month periods ended June 30, 2008 and 2007.  The Company believes the charges under this Management and Services Agreement are reasonable and fair.  The Management and Services Agreement is for an indefinite term but may be cancelled by either party by notifying the other in writing of the cancellation on or before May 15 in any year.

Note 7.  Significant Customers

For the three and six months ended June 30, 2008 and 2007, revenue derived from certain customers comprised 10% or more of our consolidated revenue (“significant customers”) as set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Customer A	18.4%	*	15.4%	*
Customer B	*	80.4%	*	68.5%

*	Represents less than 10% revenue for that customer in the applicable period. There were no other customers that represented 10% or more of revenue for the periods indicated.

Index

At June 30, 2008, Clean Diesel had two customers (Customer A in the table above and the other such customer is not included in the table above) that represented approximately 24.1% of its gross accounts receivable balance.

Note 8.  Comprehensive Loss

Components of comprehensive loss follow:

(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(2,143)	$(519)	$(3,733)	$(2,334)
Other comprehensive income (loss):
Foreign currency translation adjustment	33	1	21	1
Unrealized loss on available-for-sale securities	(164)		(750)	
Comprehensive loss	$(2,274)	$(518)	$(4,462)	$(2,333)

Note 9.  Geographic Information

CDT sells its products and licenses its technologies throughout the world.  A geographic distribution of revenue consists of the following:

(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
U.S.	$267	$710	$402	$869
U.K./Europe	2,304	533	4,750	569
Asia	48	─	68	21
Total	$2,619	$1,243	$5,220	$1,459

The Company has patent coverage in North and South America, Europe, Asia, Africa and Australia.  As of June 30, 2008 and December 31, 2007, the Company’s assets comprise the following:

(in thousands)
	June 30,	December 31,
	2008	2007
U.S.	$16,768	$22,680
Foreign	4,509	1,983
Total assets	$21,277	$24,663

Note 10.  Subsequent Events

On July 25, 2008, we borrowed $3 million from the demand loan facility with a lender collateralized by our auction rate securities, a facility we had arranged on May 8, 2008.  Management determined to draw down the entire facility as a matter of financial prudence to secure available cash.  The loan facility may be used for our working capital purposes.  We must continue to meet certain collateral maintenance requirements, such that our outstanding borrowings may not exceed 50% of the value of our auction rate securities as determined by the lender.  No facility fee is required and borrowings will be at a floating interest rate per annum equal to the sum of the prevailing daily 30-day Libor plus 25 basis points.

On August 8, 2008, the U.S. Securities and Exchange Commission’s Division of Enforcement announced that it had entered into a preliminary agreement in principle with UBS Securities LLC and UBS Financial Services, Inc. ( collectively "UBS"), whereby UBS will use its best efforts to liquidate at par value by the end of 2009 but not later than June 30, 2010.  Our investment holdings of $11.7 million par value of auction rate securities were purchased and held through UBS.  The Company believes that this agreement in principle will apply to these investments, but has not yet determined the effect.

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

Results of Operations

Three Months ended June 30, 2008 Compared to Three Months ended June 30, 2007

Total revenue in the three months ended June 30, 2008 was $2,619,000 compared to $1,243,000 in the three months ended June 30, 2007, an increase of $1,376,000, or 110.7%, primarily attributable to sales of our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  Of our operating revenue for the three months ended June 30, 2008, approximately 95.1% was from product sales and 4.9% was from technology licensing fees and royalties.  Of our operating revenue for the three months ended June 30, 2007, approximately 11.2% was from product sales and 88.8% was from technology licensing fees and royalties.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Product sales were $2,490,000 in the second quarter of 2008 compared to $139,000 in the same 2007 quarter, an increase of $2,351,000.  The increase in product sales is attributable primarily to higher demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst to enable regeneration.  We received approval in October 2007 from Transport for London to supply our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  The deadlines for compliance with the London Low Emission Zone will be phased in over time for different classifications of vehicles.  February 2008 was the compliance deadline for vehicles greater than 12 metric tons.  July 2008 was the deadline for motor coaches and vehicles greater than 3.5 metric tons.  In 2008, our Purifier Systems were approved for emissions reduction in Scotland under a grant-supported retrofit program for Scottish council fleets.  We believe these sales of our Purifier Systems for compliance with the requirements of the London Low Emission Zone may provide us with recurring revenue from use of our Platinum Plus fuel-borne catalyst that enables the regeneration of the diesel particulate filter.  We believe we will have the opportunity to expand this business model as additional Low Emission Zones are established throughout Europe.

Our technology licensing fees and royalties were $129,000 in the three months ended June 30, 2008 compared to $1,104,000 in the same quarter of 2007.  In each of the three months ended June 30, 2008 and 2007, we executed new technology licensing agreements and recognized revenue from license fees for the use of our ARIS® technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.  The second quarter of 2008 reflects license fees from Hilite International, Inc.  The second quarter of 2007 includes license fees on license agreements executed with Robert Bosch GmbH and Combustion Components Associates, Inc.  We are continuing our efforts to consummate technology license agreements with manufacturers and component suppliers for the use of our ARIS technologies.

Our total cost of revenue was $1,993,000 in the three-month period ended June 30, 2008 compared to $105,000 in the three-month period ended June 30, 2007.  The increase in our cost of sales is due to higher product sales volume.  Our gross profit as a percentage of revenue was 23.9% and 91.6% for the three-month periods ended June 30, 2008 and 2007, respectively, with the decrease attributable to the mix of lower margin product sales.

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

Index

Selling, general and administrative expenses were $2,722,000 in the three months ended June 30, 2008 compared to $1,495,000 in the comparable 2007 period, an increase of $1,227,000, or 82.1%.  The increase in selling, general and administrative costs is primarily attributable to higher compensation and benefits, travel and occupancy costs as further discussed below.  Selling, general and administrative expenses are summarized as follows:

(in thousands)
	Three Months Ended June 30,
	2008	2007
Non-cash stock-based compensation	$238	$91
Compensation and benefits	1,193	653
Total compensation and benefits	1,431	744
Professional	385	365
Travel	251	158
Occupancy	265	123
Sales and marketing expenses	144	72
Bad debt provision	223	30
Depreciation and all other	23	3
Total selling, general and administrative expenses	$2,722	$1,495

Aggregate non-cash charges for the fair value of stock options and warrants in the three months ended June 30, 2008 were $241,000, of which $238,000 has been included in selling, general and administrative expenses and $3,000 in research and development expenses.  This compares to $91,000 in non-cash stock option compensation expense in the three months ended June 30, 2007.

Total compensation and benefit expense in the three months ended June 30, 2008 included $238,000 of non-cash charges for the fair value of stock options compared to $91,000 in non-cash stock option compensation expense in the three months ended June 30, 2007.  Excluding the non-cash stock-based charges, compensation and benefit expenses were $1,193,000 for the three months ended June 30, 2008 compared to $653,000 in the comparable prior year period, an increase of $540,000, or 82.7%, due to new personnel and higher salaries for existing personnel in 2008 compared to 2007.

Professional fees include public relations, investor relations and financial advisory fees along with audit-related costs.   Occupancy costs include office rents, insurance and related costs.  We moved our U.K. administrative offices in November 2007 and expect higher occupancy costs in the future.

Research and development expenses were $89,000 in the three months ended June 30, 2008 compared to $150,000 in the three months ended June 30, 2007, a decrease of $61,000, or 40.7%.  The 2008 projects include laboratory testing on additive formulations, including a new bio-fuel, and field testing of emission control technologies.  The 2008 research and development expenses include $3,000 of non-cash charges for the fair value of stock options.

Patent amortization and other patent expenses were $42,000 in the three months ended June 30, 2008 compared to $79,000 in the same period in 2007, a decline of $37,000 due to additional costs in 2007 associated with the protection of the CDT patents.

Interest income was $113,000 in the three months ended June 30, 2008 compared to $67,000 in the three months ended June 30, 2007, an increase of $46,000, or 68.7%, due to higher invested balances.

Index

Other expense was $29,000 in the three months ended June 30, 2008 and is comprised of foreign currency transaction losses, net of gains.

Six Months ended June 30, 2008 Compared to Six Months ended June 30, 2007

Total revenue for the first half of 2008 increased $3,761,000, or 257.8%, to $5,220,000 from $1,459,000 in the first half of 2007 due primarily to sales of our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  Operating revenue in the six months ended June 30, 2008 consisted of approximately 96.1% in product sales and 3.9% in technology licensing fees and royalties.  Operating revenue in the six months ended June 30, 2007 consisted of approximately 23.6% in product sales and 76.4% in technology licensing fees and royalties.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Product sales in the six months ended June 30, 2008 were $5,017,000 compared to $344,000 in the same prior year period, an increase of $4,673,000, or 1,358.4%.  The increase in product sales is attributable primarily to higher demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst to enable regeneration.  We received approval in October 2007 from Transport for London to supply our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  The deadlines for compliance with the London Low Emission Zone will be phased in over time for different classifications of vehicles.  February 2008 was the compliance deadline for vehicles greater than 12 metric tons and July 2008 was the compliance deadline for motor coaches and vehicles greater than 3.5 metric tons.  During our first quarter of 2008, our Purifier Systems were approved for emissions reduction in Scotland under a grant-supported retrofit program for Scottish council fleets.  We believe these sales of our Purifier Systems for compliance with the requirements of the London Low Emission Zone may provide us with recurring revenue from use of our Platinum Plus fuel-borne catalyst that enables the regeneration of the diesel particulate filter.  We believe we will have the opportunity to expand this business model as additional Low Emission Zones are established throughout Europe.

Technology licensing fees and royalties included fees upon execution of new agreements and royalties from existing licensees, primarily for use of our ARIS technologies.  In the first half of each of 2008 and 2007, we executed new technology licensing agreements and recognized revenue from license fees for the use of our ARIS® technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.  Our license agreements executed in 2008 include Headway Machinery Co., Ltd. (Zhucheng City, China) and Hilite International, Inc. (Cleveland, Ohio).  The new license agreements executed in the first six months of 2007 include Robert Bosch GmbH and Combustion Components Associates, Inc.  We are continuing our efforts to consummate technology license agreements with manufacturers and component suppliers for the use of our ARIS technologies.

Our total cost of revenue was $4,058,000 in the six-month period ended June 30, 2008 compared to $221,000 in the six-month period ended June 30, 2007.  The increase in our cost of sales is due to higher product sales volume.  Our gross profit as a percentage of revenue was 22.3% and 84.9% for six-month periods ended June 30, 2008 and 2007, respectively, with the decrease attributable to the mix of lower margin product sales.

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

Index

Selling, general and administrative expenses were $5,044,000 in the six months ended June 30, 2008 compared to $3,298,000 in the comparable 2007 period, an increase of $1,746,000, or 52.9%.  Selling, general and administrative expenses are summarized as follows:

(in thousands)
	Six Months Ended
	June 30,
	2008		2007
Non-cash stock-based compensation	$538		$642
Compensation and benefits	2,080		1,254
Total compensation and benefits	2,618		1,896
Professional	1,032	*	588
Travel	365		296
Occupancy	510		235
Sales and marketing expenses	229		160
Bad debt provision	241		30
Depreciation and all other	49		93
Total selling, general and administrative expenses	$5,044		$3,298

*  Includes $227,000 of non-cash stock-based compensation charges for fair value of warrants.

The Company’s aggregate non-cash charges for the fair value of stock options and warrants in the six months ended June 30, 2008 were $771,000, of which $765,000 has been included in selling, general and administrative expenses ($538,000 in compensation and $227,000 in professional) and $6,000 in research and development expenses.  This compares to $642,000 in total non-cash stock-based compensation expense in the six months ended June 30, 2007.

Compensation and benefit expense in the six months ended June 30, 2008 included $538,000 of non-cash charges for the fair value of stock options compared to $642,000 in non-cash stock option compensation expense in the six months ended June 30, 2007.  Excluding the non-cash stock-based charges, compensation and benefit expenses were $2,080,000 for the six months ended June 30, 2008 compared to $1,254,000 in the comparable prior year period, an increase of $826,000, or 65.9%, due to new personnel and higher salary rates in 2008 compared to 2007.

Professional fees include public relations, investor relations and financial advisory fees along with audit-related costs.  The significant component of the increase in professional fees is attributable to stock-based compensation charges for the fair value of warrants issued for investor relations services.  In addition, the 2008 professional costs include high costs of complying with the requirements of the Sarbanes-Oxley Act of 2002 associated with the Company’s transition to accelerated filer status.  Occupancy costs include office rents, insurance, telephone and communications, office supplies and related costs.  We moved our U.K. administrative offices in November 2007 and expect higher occupancy costs in the future.

Research and development expenses were $154,000 in the six months ended June 30, 2008 compared to $192,000 in the six months ended June 30, 2007, a decrease of $38,000, or 19.8%, due to the timing of initiation of our 2008 projects.  The 2008 projects include laboratory testing on additive formulations and field testing of emission control technologies. The 2008 research and development expenses include $6,000 of non-cash charges for the fair value of stock options.

Patent amortization and other patent related expense was $78,000 in the six months ended June 30, 2008 compared to $176,000 in the same prior year period, a decline of $98,000 due to additional costs in 2007 associated with the protection of CDT patents.

Interest income was $356,000 in the six months ended June 30, 2008 compared to $94,000 in the six months ended June 30, 2007, an increase of $262,000, or 278.7%, due to higher invested balances and rates of return during the 2008 period.

Other income was $25,000 in the six months ended June 30, 2008 and is comprised of foreign currency transaction gains, net of losses.

Index

Liquidity and Sources of Capital

We require capital resources and liquidity to fund our global development and for working capital.  Our working capital requirements vary from period to period depending upon manufacturing volumes, the timing of deliveries and payment cycles of our customers.  At June 30, 2008 and December 31, 2007, we had cash, cash equivalents and investments classified as current assets of $4,485,000 and $8,617,000, respectively, to use for our operations.

Net cash used for operating activities was $3,965,000 in the six months ended June 30, 2008 and was used primarily to fund the net loss of $3,733,000, adjusted for non-cash items.  Included in the non-cash items was stock-based compensation expense of $771,000 accounted for in accordance with SFAS No. 123R.

Our working capital was $7,151,000 at June 30, 2008 compared to $10,208,000 at December 31, 2007, a decrease of $3,057,000.  Accounts receivable, net increased to $3,330,000 at June 30, 2008 from $1,927,000 at December 31, 2007 due to sales of our Purifier Systems to meet the requirements of the London Low Emission Zone.  Inventories, net decreased to $1,038,000 at June 30, 2008 from $1,093,000 at December 31, 2007.  Our accounts payable and accrued expenses increased by $266,000 compared to December 31, 2007 reflecting higher business activity.

Net cash provided by investing activities was $6,888,000 in the six months ended June 30, 2008, primarily due to sales of investments (see further discussion below).  We invested $161,000 in patents in 2008 and expect to continue to invest in our patents.

Cash provided by financing activities was $24,000 in the six months ended June 30, 2008 and was attributable to exercise of stock options.

At June 30, 2008, our investments are recorded at fair value in accordance with SFAS No. 157.  At June 30, 2008 and December 31, 2007, we held approximately $11.0 million ($11.7 million par value) and $18.8 million, respectively, in investments in auction rate securities collateralized by student loans which are substantially guaranteed by the U.S. Department of Education.  We sold $7.1 million of these investments in 2008.  However, starting on February 15, 2008 and continuing to date in 2008, the Company experienced difficulty in effecting additional sales of such securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders.  Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  These failed auctions represent liquidity risk exposure and are not defaults or credit events.  Holders of the securities continue to receive interest on the investments (currently at pre-determined rates), and the securities will be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.  Accordingly, because there may be no effective mechanism for selling these securities, the securities may be viewed as long-term assets.  The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process.  As of June 30, 2008, the estimated fair market value of the investments held by the Company declined by $750,000 from par value based upon management’s internal assessment and information provided by the investment bank through which the Company holds such securities.  Although these securities have continued to pay interest according to their stated terms and the majority of these securities continue to be AAA/Aaa rated, in the six months ended June 30, 2008, the Company recorded an unrealized temporary loss of $750,000 which is reflected in our consolidated balance sheet in accumulated other comprehensive loss, resulting in a reduction in stockholders’ equity.  Factors we considered in determining whether this loss was temporary included the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuers, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  We classified $11.0 million and $11.7 million of these auction rate securities as non-current investments as of June 30, 2008 and December 31, 2007, respectively.  At this time, because the Company has the ability and intent to hold these securities until recovery of their value, the Company does not believe such securities are other-than-temporarily impaired or that the failure of the auction mechanism will have a material impact on the Company’s liquidity or financial position.  We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments.  If current market conditions deteriorate further, we may be required to record additional unrealized losses as reductions in stockholders’ equity.  If the anticipated recovery in market values does not occur, we may be required to adjust the carrying value of these investments through impairment charges as other-than-temporary change in the fair value.

On August 8, 2008, the U.S. Securities and Exchange Commission’s Division of Enforcement announced that it had entered into a preliminary agreement in principle with UBS Securities LLC and UBS Financial Services, Inc. ( collectively "UBS"), whereby UBS will use its best efforts to liquidate at par value by the end of 2009 but not later than June 30, 2010. Our investment holdings of $11.7 million par value of auction rate securities were purchased and held through UBS.  The Company believes that this agreement in principle will apply to these investments, but has not yet determined the effect.

Index

Our management believes that based upon the Company’s cash and cash equivalents at June 30, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations for at least the next 12 months.

We have incurred losses since inception aggregating $53.2 million, which amount includes $4.8 million of non-cash preferred stock dividends.  We expect to incur losses through the foreseeable future, until our products and technological solutions achieve greater awareness.  Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, catalyzed wire mesh filters and from technology licensing fees and royalties, revenue to date has been insufficient to cover our operating expenses, and we continue to be dependent upon sources other than operations to finance our working capital requirements.  Historically, we have been primarily dependent upon funding from new and existing stockholders.  The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, that it will be on acceptable terms.

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

As of June 30, 2008, we had no indebtedness; however, we have the ability to borrow funds for working capital purposes pursuant to a margin arrangement we entered into in May 2008 (see Note 10).  The demand loan facility allows us to borrow up to $3 million, subject to collateral maintenance requirements, at a floating interest rate per annum equal to the sum of the prevailing daily 30-day Libor plus 25 basis points.  Management determined to draw down the entire $3 million facility as a matter of financial prudence to secure available cash.

Capital Expenditures

As of June 30, 2008, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, exchange rates for pounds sterling and Euros, and current turmoil in the capital markets and auction rate securities, we are not subject to any significant market risk exposure.  We monitor the price of platinum and exchange rates and adjust our procurement strategies as needed.  There have been no material changes in our market risk exposures at June 30, 2008 as compared to December 31, 2007.

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

At the May 13, 2008 Annual Meeting of Stockholders of the Company, the holders of 4,286,219 shares of the Company’s common stock were present in person or by proxy.  This attendance was 52.7% of the total of 8,137,650 shares of common stock outstanding as of the record date of March 14, 2008.

The results of matters submitted to a vote of the stockholders were as follows:

(i)  the proposal to elect six nominees as directors was approved by a vote with respect to each individual, as follows:

Name	Shares For	Shares Withheld

John A. de Havilland	4,311,767	26,407
Derek R. Gray	4,315,522	22,652
Charles W. Grinnell	4,305,022	33,152
John J. McCloy II	4,313,197	24,925
David F. Merrion	4,313,197	24,977
Bernhard Steiner	4,316,952	21,222

(ii)  the proposal to ratify the appointment of Eisner LLP as the Company’s independent registered public accounting firm for the year 2008 was approved by a vote of 4,259,220 for and 26,798 shares against.

Item 6.	Exhibits

(a)	Exhibits

	Exhibit Number	Description

	31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.
(Registrant)

Date: August 11, 2008	By:	/s/ Bernhard Steiner
Bernhard Steiner
Director, President and
Chief Executive Officer

Date: August 11, 2008	By:	/s/ Ann B. Ruple
Ann B. Ruple
Chief Financial Officer,
Vice President and Treasurer