Form 10-Q
period 2008-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2008-11-10
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

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

As of November 7, 2008, there were 8,138,303 outstanding shares of common stock, par value $0.01 per share.

CLEAN DIESEL TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2008

INDEX

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,691	$1,517
Accounts receivable, net of allowance of $516 and $49, respectively	1,093	1,927
Investments	─	7,100
Inventories, net	831	1,093
Other current assets	170	234

Total current assets	8,785	11,871

Investments	10,975	11,725
Patents, net	992	817
Fixed assets, net of accumulated depreciation of $486 and $421, respectively	220	175
Other assets	71	75
Total assets	$21,043	$24,663

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$469	$757
Accrued expenses	476	850
Short-term debt	3,000	─
Customer deposits	78	56

Total current liabilities	4,023	1,663

Commitments

Stockholders’ equity:

Preferred stock, par value $0.01 per share: authorized 100,000 shares; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share: authorized 12,000,000 shares; issued and outstanding 8,138,303 and 8,124,056 shares, respectively	81	81
Additional paid-in capital	73,490	72,447
Accumulated other comprehensive loss	(925)	(16)
Accumulated deficit	(55,626)	(49,512)
Total stockholders’ equity	17,020	23,000
Total liabilities and stockholders’ equity	$21,043	$24,663

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product sales	$1,415	$223	$6,432	$567
Technology licensing fees and royalties	165	2,237	368	3,352
Consulting and other	─	─	─	─
Total revenue	1,580	2,460	6,800	3,919

Costs and expenses:
Cost of revenue ─ product sales	1,174	167	5,232	388
Cost of revenue ─ licensing fees and royalties	─	─	─	─
Cost of revenue ─ consulting and other	─	─	─	─
Selling, general and administrative	2,403	1,659	7,447	4,957
Research and development	162	100	316	292
Patent amortization and other expense	65	86	143	262
Operating costs and expenses	3,804	2,012	13,138	5,899

(Loss) income from operations	(2,224)	448	(6,338)	(1,980)

Other income (expense):
Interest income	125	204	481	298
Interest expense	(14)	─	(14)	─
Other income (expense), net	(268)	(1)	(243)	(1)

(Loss) income before provision/benefit for income taxes	(2,381)	651	(6,114)	(1,683)

Provision/benefit for income taxes	─	─	─	─

Net (loss) income	$(2,381)	$651	$(6,114)	$(1,683)
(Loss) income per share:
Basic	$(0.29)	$0.09	$(0.75)	$(0.25)
Diluted	$(0.29)	$0.09	$(0.75)	$(0.25)
Weighted-average number of common shares outstanding:
Basic	8,138	7,377	8,137	6,685
Diluted	8,138	7,580	8,137	6,685

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(6,114)	$(1,683)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	110	100
Provision for doubtful accounts, net	499	28
Compensation expense for stock options and warrants	1,033	733
Changes in operating assets and liabilities:
Accounts receivable	335	(1,827)
Inventories	262	(361)
Other current assets and other assets	68	(28)
Accounts payable, accrued expenses and other liabilities	(640)	(47)
Net cash used for operating activities	(4,447)	(3,085)

Investing activities
Sales (purchases) of investments	7,100	(11,825)
Patent costs	(220)	(212)
Purchases of fixed assets	(110)	(71)
Net cash provided by (used for) investing activities	6,770	(12,108)

Financing activities
Proceeds from short-term debt	3,000	─
Proceeds from issuance of common stock, net	─	4,313
Proceeds from issuance of warrants, net	─	6,867
Stockholder-related charges	(14)	(143)
Proceeds from exercise of stock options	24	83
Net cash provided by financing activities	3,010	11,120

Effect of exchange rate changes on cash	(159)	10

Net increase (decrease) in cash and cash equivalents	$5,174	$(4,063)
Cash and cash equivalents at beginning of the period	1,517	5,314
Cash and cash equivalents at end of the period	$6,691	$1,251

Supplemental non-cash activities:
Payment of accrued directors’ fees in common stock	$ ─	$140
Unrealized loss on available-for-sale securities	$750	$ ─

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

Patent Expense:

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to twenty years.  During the nine months ended September 30, 2008, we capitalized $220,000 of patent costs.  Indirect and other patent-related costs are expensed as incurred.  Patent amortization expense for the three and nine months ended September 30, 2008 was $17,000 and $45,000, respectively, and for the three and nine months ended September 30, 2007 was $17,000 and $50,000, respectively.  At September 30, 2008 and December 31, 2007, the Company’s patents, net of accumulated amortization, were $992,000 and $817,000, respectively.

Selling, General and Administrative Expense:

Selling, general and administrative expense is summarized as the following:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008		2007
Non-cash stock-based compensation	$259	$91	$797		$733
Compensation and benefits	1,176	843	3,256		2,097
Total compensation and benefits	1,435	934	4,053		2,830
Professional	215	228	1,247	*	816
Travel	183	145	548		441
Occupancy	167	120	677		355
Sales and marketing expenses	108	182	337		342
Bad debt provision	258	28	499		58
Depreciation and all other	37	22	86		115
Total selling, general and administrative expenses	$2,403	$1,659	$7,447		$4,957

*  Includes $227,000 of non-cash stock-based compensation charges for fair value of warrants.

We account for stock-based compensation in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  Aggregate non-cash stock-based compensation charges incurred by the Company in the three and nine months ended September 30, 2008 were $262,000 and $1,033,000, respectively, (including $3,000 and $9,000, respectively, in research and development expenses) and in the three and nine months ended September 30, 2007 were $91,000 and $733,000, respectively (see Note 4).

Index

Basic and Diluted Loss per Common Share:

Basic and diluted loss per share is calculated in accordance with the provisions of SFAS No. 128, “Earnings Per Share.”  Basic loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the reporting period.  Diluted loss per share is computed in a manner similar to basic earnings per share except that the weighted-average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method.  The Company’s computation of diluted net (loss) income per share for the three and nine months ended September 30, 2008 and for nine months ended September 30, 2007, respectively, does not include common share equivalents associated with 812,178 and 699,419 options, respectively, and 424,992 and 922,049 warrants, respectively, as the result would be anti-dilutive.  Dilutive common share equivalents included in the diluted weighted-average shares outstanding for the three months ended September 30, 2007 consist of 128,896 related to stock options and 73,526 related to warrants.

Income Taxes:

We adopted FASB Interpretation No. 48 (“FIN 48”) effective January 1, 2007.  There were no unrecognized tax benefits at the date of adoption of FIN 48, and there were no unrecognized tax benefits at September 30, 2008.  It is the Company’s policy to classify in the financial statements accrued interest and penalties attributable to a tax position as income taxes.

As of September 30, 2008, the Company has tax losses available for offset against future years’ taxable income of approximately $40.6 million, expiring between 2009 and 2027. The Company also had research and development tax credit carryforwards of approximately $1.7 million, expiring between 2011 and 2027. The Company has provided a full valuation allowance to reduce the related deferred tax asset to zero because of the uncertainty relating to realizing such tax benefits in the future. Utilization of CDT's U.S. federal tax loss carryforwards for the period prior to December 12, 1995 is limited as a result of the ownership change in excess of 50% attributable to the 1995 Fuel-Tech N.V. rights offering to a maximum annual allowance of $734,500. Utilization of CDT's U.S. federal tax loss carryforwards for the period after December 12, 1995 and before December 30, 2006 is limited as a result of the ownership change in excess of 50% attributable to the private placement which was effective December 29, 2006 to a maximum annual allowance of $2,518,985. Utilization of CDT's tax losses subsequent to 2006 may be limited due to cumulative ownership changes in any future three-year period. It is not anticipated that CDT's U.S. taxable income for the full calendar year 2008 will be in excess of the limited allowable loss carryforwards.

No income taxes were provided on the income before income taxes for the three months ended September 30, 2007 because at September 30, 2007, the Company had tax losses available for offset against future years’ taxable income.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate.  Our tax years ranging from 2004 through 2007 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

Investments:

Investments represent auction rate securities (“ARS”) which are variable-rate debt securities, the majority of which are AAA/Aaa rated, that are collateralized by student loans substantially guaranteed by the U.S. Department of Education.  These investments are classified as "available for sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  While the underlying securities have a long-term nominal maturity, the interest rate is reset through dutch auctions that are held at pre-determined intervals, typically every 28 days.  The securities can be resold in the auction at par and are callable at par any time at the option of the issuer.  Interest is paid at the end of each auction period.  The investments are reported at fair value (see further discussion below under caption “Newly Adopted Accounting Standards”).  Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions.  If management intends to hold the securities for longer than one year as of the balance sheet date, or, if the state of the auction market effectively prevents their liquidation on resale, they are classified as non-current.  All income generated from these investments has been recorded as interest income.  The contractual maturities of the ARS held by us range from 2027 to 2047.  Accrued interest receivable at September 30, 2008 and December 31, 2007 was approximately $17,000 and $49,000, respectively.

Index

During the first two months of 2008, the Company sold $7.1 million of the ARS.  However, starting on February 15, 2008 and continuing through the third quarter of 2008, the Company experienced difficulty in selling additional securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders.  These failed auctions represent liquidity risk exposure and are not defaults or credit events.  Holders of the securities continue to receive interest on the investment, currently at a pre-determined rate, and the securities will be auctioned at the pre-determined intervals until the auction succeeds, the issuer calls the securities, or they mature.  Accordingly, because there may be no effective mechanism for selling these securities, the securities may be viewed as non-current assets.  The investments associated with failed auctions will not be accessible until a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature.  We classified the fair value of approximately $11.0 million (par value of $11.7 million) and $11.7 million of these auction rate securities as non-current investments as of September 30, 2008 and December 31, 2007, respectively, reflecting a $750,000 decline from par value based upon management’s internal assessment and information provided by the investment bank through which the Company holds such securities.  Although these securities have continued to pay interest according to their stated terms and most of these securities continue to be AAA/Aaa rated, for the nine months ended September 30, 2008, the Company recorded an unrealized temporary loss of $750,000 which is reflected in our consolidated balance sheet in accumulated other comprehensive loss, resulting in a reduction in stockholders’ equity.  Factors we considered in determining whether this loss was temporary included the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuers, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  At September 30, 2008, because the Company has the ability and intent to hold these securities until recovery of their value, the Company does not believe such securities are other-than-temporarily impaired or that the failure of the auction mechanism will have a material impact on the Company’s liquidity or financial position.

The Company does not expect to need to access these funds in the short-term; however, in May 2008, we arranged a $3 million demand loan facility using our ARS as collateral and in July 2008, borrowed those funds (see Note 5).  On August 8, 2008, the Securities and Exchange Commission’s Division of Enforcement announced it had entered into an agreement in principle with UBS Securities LLC and UBS Financial Services, Inc. (collectively “UBS”), whereby UBS will use its best efforts to liquidate at par value by the end of 2009 but not later than June 30, 2010.  Our investment holdings of $11.7 million par value of auction rate securities were purchased and held through UBS.

In October 2008, the Company received an offer (the “Offer”) from UBS AG for a put right permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010).  The Offer also includes a commitment to loan us 75% of the UBS value of the ARS at any time until the put is exercised.  The Offer is non-transferable and expires on November 14, 2008 (see Note 11 “Subsequent Events”).

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

Index

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157.  FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The guidance provided by FSP 157-3 is consistent with our approach to valuing our ARS for which there is no active market.

The Company’s assets carried at fair value on a recurring basis are its investments in ARS as described above under the caption “Investments.”  The securities have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  The valuation may be revised in future periods as market conditions evolve.

Certain financial instruments are carried at cost on our condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature.  These instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, customer deposits, accrued expenses and short-term debt.

The table below includes a roll forward of the Company’s investments in ARS from January 1, 2008 to September 30, 2008, and a reclassification of these investments from level 2 to level 3 in the valuation hierarchy.  When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement.  However, the fair value determination for level 3 financial instruments may include observable components.

As noted above, typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process.  While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  At September 30, 2008, management’s internal assessment included an income approach analysis of expected future cash flows and included assumptions for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  Based on this Level 3 valuation, the Company valued the ARS investments at $11.0 million, which represents a decline in value of $750,000 from par.

Index

The estimated fair value at September 30, 2008 is based upon management’s internal assessment and information provided by the investment bank through which the Company holds such securities.

(in thousands)
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value January 1, 2008	$18,825	$—
Purchases	—	—
Sales	(7,100)	—
Transfers (out) in	(11,725)	11,725
Unrealized loss included as reduction in stockholders’ equity and not in operations	—	(750)
Fair value September 30, 2008	$—	$10,975

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS No. 159 became effective beginning January 1, 2008.  The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, the adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination.  SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations.  SFAS No. 141R is effective, on a prospective basis, for us in the fiscal year beginning January 1, 2009.  The Company does not expect a significant impact on its consolidated financial position and results of operations from the adoption of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity.  All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value.  SFAS No. 160 is effective, on a prospective basis, for us in the fiscal year beginning January 1, 2009.  However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements.  The Company does not expect a significant impact on its consolidated financial position and results of operations from the adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and is effective for us as of January 1, 2009.  We do not expect the adoption of SFAS 161 to have a material effect on our consolidated financial statements.

Index

Note 2.  Inventories

Inventories are stated at the lower of cost or market with cost determined using the average cost method.  Inventories consist of the following:

(in thousands)
	September 30,	December 31,
	2008	2007
Finished goods (Platinum Plus fuel-borne catalyst)	$145	$165
Raw materials (primarily, platinum concentrate)	364	656
Hardware	343	260
Other	1	34
	$853	$1,115
Less: inventory reserves	(22)	(22)
Inventories, net	$831	$1,093

Note 3.  Stockholders’ Equity

In the first nine months of 2008, we issued 14,247 shares of our common stock upon the exercise of 27,166 stock options.  In connection therewith, we received approximately $24,000 in cash and the surrender of 12,920 stock options.

There was no activity in the Company's 424,992 outstanding warrants during the nine months ended September 30, 2008.

In the first nine months of 2008, the Company charged approximately $14,000 to additional paid-in capital for costs incurred in connection with our filing of a Post-effective Amendment to a Registration Statement on Form S-1 and a Registration Statement on Form S-8 with the SEC on June 19, 2008.

At the Company’s annual meeting of stockholders held on June 7, 2007, the stockholders approved a five-for-one reverse split of the Company’s common stock, a reduction of the par value of the Company’s preferred and common stock from $0.05 per share to $0.01 per share and an increase in the number of shares of common stock the Company is authorized to issue from 9 million to 12 million.  Such actions became effective at the close of business on June 15, 2007 when the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware.  The historical share numbers and per share amounts in these financial statements have been adjusted to give effect to the reverse split.  In conjunction with the reverse split, we incurred costs aggregating approximately $25,000, primarily from our transfer agents and outside legal counsel which were charged to additional paid-in capital in the nine months ended September 30, 2007.  We also charged an aggregate of $118,000 to additional paid-in capital for costs incurred in connection with our filing of a Registration Statement on Form S-1 with the SEC on June 29, 2007 and our submission of an application for listing on the NASDAQ Capital Market on June 29, 2007.

In the first nine months of 2007, the Company issued 667,998 shares of its common stock in consideration of approximately $4.5 million ($4.3 million, net of expenses) cash received from investors to settle stock subscriptions entered into pursuant to CDT’s December 2006 private placement.  In the December 2006 placement, the Company secured commitments for the purchase of 1,400,000 shares of its common stock, par value $0.01, and warrants for the purchase of an additional 1,400,000 shares of common stock for aggregate gross cash proceeds of $9.5 million (net proceeds of approximately $9.0 million).  The securities were sold in investment units consisting of one share of common stock, one Class A Warrant and one Class B Warrant, each warrant entitling the holder to purchase one additional share of common stock for every two shares of common stock acquired in the offering at a purchase price of $6.75 per unit.  The Class A Warrants entitled the holder until July 2, 2007 to purchase, at a price of $10.00 per share, one share of common stock for every two shares of common stock acquired in the December 2006 private placement and the Class B Warrants entitled the holder until December 29, 2007 to purchase, at a price of $12.50 per share, one share of common stock for every two shares of common stock acquired in the December 2006 private placement.

Index

In the nine months ended September 30, 2007, the Company received approximately $6.9 million, net of expenses, upon the exercise of warrants to acquire 709,383 shares of our common stock.

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

Note 4.  Stock-Based Compensation

Share-based compensation cost recognized under SFAS 123(R) was approximately $262,000 and $91,000 for the three months ended September 30, 2008 and 2007, respectively, and $1,033,000 and $733,000 for the nine months ended September 30, 2008 and 2007, respectively.  Of such 2008 nine-month total, $1,024,000 is classified in selling, general and administrative expenses ($797,000 as employee compensation and $227,000 as investor relations compensation for advisory services) and $9,000 is included in research and development expenses.  Compensation costs for stock options which vest over time are recognized over the vesting period.  As of September 30, 2008, there was approximately $1.0 million of unrecognized compensation cost related to stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.74 years.

The Company maintains an equity compensation plan approved by its stockholders, the 1994 Incentive Plan (the “Plan”).  Under the Plan, awards may be granted to participants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based awards or cash, or combinations of these as determined by the board of directors.  Awards are granted at fair market value on the date of grant and typically expire ten years after date of grant.  Participants in the Plan may include the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as the board of directors may determine.  The maximum number of awards allowed under the Plan is 17.5% of the Company’s outstanding common stock less the then outstanding awards, subject to sufficient authorized shares.

Index

The following table summarizes information concerning options outstanding including the related transactions under the Plan for the nine months ended September 30, 2008:

	Number of Shares	Weighted-Average Exercise Price		Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of December 31, 2007	812,844		$11.716
Granted	28,000		$13.359
Exercised	(27,166)		$10.37
Forfeited		$	
Expired	(1,500)		$10.00
Options outstanding as of September 30, 2008	812,178		$11.821	6.3	$–
Options exercisable as of September 30, 2008	663,177		$11.091	5.7	$–
Options outstanding as of September 30, 2008 and expected to vest	765,478		$11.821	6.3	$–

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2008, which would have been received by the option holders had all holders of options in the money exercised their options as of that date.

Proceeds received from the exercise of stock options were approximately $24,000 and $83,000, respectively, in the nine months ended September 30, 2008 and 2007, and were included in financing activities on the Company’s consolidated statements of cash flows.  In addition, for the nine months ended September 30, 2008, 12,920 options were surrendered upon the exercise of options to fund the purchase.  The total intrinsic value of stock options exercised for the three months ended September 30, 2008 and 2007 was zero and $151,000, respectively, and for the nine months ended September 30, 2008 and 2007 was $288,000 and $261,000, respectively.

During the nine months ended September 30, 2008, the board of directors granted 28,000 option shares to employees at a weighted average exercise price of $13.359 per share.  During the nine months ended September 30, 2007, the board of directors granted 125,000 option shares to employees, directors and consultants at an exercise price of $9.10 per share.  The non-executive directors’ options are exercisable immediately.  All other options vest as to one-third, immediately upon grant and as to one-third, upon each of the first and second anniversaries of grant.  The weighted-average fair value at the date of grant for options granted during the nine months ended September 30, 2008 was $10.311 per share and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected term in years	8.63
Risk-free interest rate	3.69%
Expected volatility	92.4%
Dividend yield	0%

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

Index

Note 5.  Short-term Debt

On July 25, 2008, we borrowed $3 million from the demand loan facility with UBS collateralized by our auction rate securities, a facility we had arranged on May 8, 2008.  Management determined to draw down the entire facility as a matter of financial prudence to secure available cash.  The loan facility may be used for our working capital purposes.  We must continue to meet certain collateral maintenance requirements, such that our outstanding borrowings may not exceed 50% of the value of our auction rate securities as determined by the lender.  No facility fee is required and borrowings will be at a floating interest rate per annum equal to the sum of the prevailing daily 30-day Libor plus 25 basis points.  Interest expense for the three and nine months ended September 30, 2008 was $14,000.

In October 2008, the Company received an Offer from UBS AG for a put right permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (commencing not later than June 30, 2010) and committing to loan us 75% of the value of the ARS as determined by the lender at any time until the put is exercised.  Further, the loan would be on a no-cost basis to the Company, and UBS would reimburse us for any interest expense incurred under previous loan arrangements (see Note 11 “Subsequent Events”).

Note 6.  Commitments

The Company is obligated under a five-year sublease agreement through March 2009 for its principal office (3,925 square feet) at an annual cost of approximately $128,000, including rent, utilities and parking.  We entered into another lease for our principal office (5,515 square feet) that commences January 1, 2009, has a seven-year term and an annual base rent of approximately $128,000.  The Company was obligated under a four-year lease which expired in July 2008 for 2,750 square feet of warehouse space at an annual cost of approximately $21,000, including utilities.  We have renewed our lease for the warehouse space at the same annual cost until July 2009.  In addition, the Company is obligated under a 64-month lease through March 2013 for 1,942 square feet of administrative space in the U.K. at an annual cost of approximately $65,000, including utilities and parking.

Effective October 28, 1994, Fuel Tech, Inc., successor to Fuel-Tech N.V. (“Fuel Tech”), the company that spun CDT off in a rights offering in December 1995, granted two licenses to the Company for all patents and rights associated with its platinum fuel-based catalyst technology.  Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses.  In exchange for the assignment commencing in 1998, the Company is obligated to pay Fuel Tech a royalty of 2.5% of its annual gross revenue attributable to sales of the platinum fuel-borne catalysts.  The royalty obligation expires in December 2008.  CDT may terminate the royalty obligation to Fuel Tech by payment of $1.1 million.  CDT, as assignee and owner, maintains the technology at its expense.  Royalty expense incurred under this obligation for the three months ended September 30, 2008 and 2007 was approximately $5,000 and $4,000, respectively, and for the nine months ended September 30, 2008 and 2007 was approximately $14,000 and $10,000, respectively.  Royalties payable to Fuel Tech at September 30, 2008 and December 31, 2007 were $14,000 and $14,300, respectively.

Note 7.  Related Party Transactions

The Company has a Management and Services Agreement with Fuel Tech that requires the Company to reimburse Fuel Tech for management, services and administrative expenses incurred on the Company’s behalf at a rate equal to an additional 3% to 10% of the costs paid on the Company’s behalf, dependent upon the nature of the costs incurred.  Currently, the Company reimburses Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT.  The Company’s condensed consolidated statements of operations include charges from Fuel Tech of certain management and administrative costs of approximately $18,000 in each of the three-month periods ended September 30, 2008 and 2007 and $53,000 in each of the nine-month periods ended September 30, 2008 and 2007.  The Company believes the charges under this Management and Services Agreement are reasonable and fair.  The Management and Services Agreement is for an indefinite term but may be cancelled by either party by notifying the other in writing of the cancellation on or before May 15 in any year.  We intend to cancel the Management and Services Agreement in 2009.

Index

Note 8.  Significant Customers

For the three and nine months ended September 30, 2008 and 2007, revenue derived from certain customers comprised 10% or more of our consolidated revenue (“significant customers”) as set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Customer A	16.4%	*	15.6%	*
Customer B	*	*	*	29.1%
Customer C	*	61.0%	*	38.3%
Customer D	*	24.3%	*	18.2%

*	Represents less than 10% revenue for that customer in the applicable period. There were no other customers that represented 10% or more of revenue for the periods indicated.

At September 30, 2008, Clean Diesel had one customer (not included in the table above) that represented approximately 15.2% of its gross accounts receivable balance.

Note 9.  Comprehensive (Loss) Income

Components of comprehensive (loss) income follow:

(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net (loss) income	$(2,381)	$651	$(6,114)	$(1,683)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(180)	10	(159)	10
Unrealized loss on available- for-sale securities	─	─	(750)	─
Comprehensive (loss) income	$(2,561)	$661	$(7,023)	$(1,673)

Index

Note 10.  Geographic Information

CDT sells its products and licenses its technologies throughout the world.  A geographic distribution of revenue consists of the following:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
U.S.	$271	$1,370	$673	$2,239
U.K./Europe	1,282	1,034	6,032	1,603
Asia	27	56	95	77
Total	$1,580	$2,460	$6,800	$3,919

The Company has patent coverage in North and South America, Europe, Asia, Africa and Australia.  As of September 30, 2008 and December 31, 2007, the Company’s assets comprise the following:

	September 30,	December 31,
	2008	2007
U.S.	$17,791	$22,680
Foreign	3,252	1,983
Total assets	$21,043	$24,663

Note 11.  Subsequent Events

In October 2008, the Company received an Offer from UBS to sell at par value auction-rate securities originally purchased from UBS (approximately $11.7 million) at any time during a two-year period beginning June 30, 2010.  The Offer also provides for a no-cost loan for the Company of 75% of the value of the ARS as determined by UBS and reimbursement of interest expense incurred under previous loan arrangements.  Based upon the UBS value of our ARS at September 30, 2008, the additional borrowings available to us (over the $3.0 million we have borrowed to date) would be approximately $4.5 million.  UBS significantly reduced its value of our ARS as of October 31, 2008 which would decrease our additional available loan to approximately $3.9 million.  The Offer is non-transferable and expires on November 14, 2008.

On November 6, 2008, the Company accepted the Offer.  The Company’s right under the Offer is in substance a put option (with the strike price equal to the par value of the ARS) which it expects to record as an asset, measured at its fair value (pursuant to SFAS No. 159), with the resultant gain recognized in earnings.  Concurrently, the Company will also recognize an other-than-temporary impairment on the ARS, measured as the amount of unrealized loss in the stockholders’ equity component accumulated other comprehensive loss related to the ARS, which would be offset, to a great extent, by the gain recognized upon recording the put option.

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

Results of Operations

Three Months ended September 30, 2008 Compared to Three Months ended September 30, 2007

Total revenue in the three months ended September 30, 2008 was $1,580,000 compared to $2,460,000 in the three months ended September 30, 2007, a decrease of $880,000, or 35.8%, primarily attributable to significant up-front license fees recognized in the prior year third quarter.  Of our operating revenue for the three months ended September 30, 2008, approximately 89.6% was from product sales and 10.4% was from technology licensing fees and royalties.  Of our operating revenue for the three months ended September 30, 2007, approximately 9.1% was from product sales and 90.9% was from technology licensing fees and royalties.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Product sales were $1,415,000 in the third quarter of 2008 compared to $223,000 in the same 2007 quarter, an increase of $1,192,000, or 534.5%.  The increase in product sales is attributable primarily to our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst to enable regeneration.  We received approval in October 2007 from Transport for London to supply our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  The deadlines for compliance with the London Low Emission Zone are being phased in over time for different classifications of vehicles.  February 2008 was the compliance deadline for vehicles greater than 12 metric tons and July 2008 was the deadline for motor coaches and vehicles greater than 3.5 metric tons.  The next compliance deadline is October 2010 for larger vans and minibuses, followed by further compliance deadlines in 2012.  We believe these sales of our Purifier Systems for compliance with the requirements of the London Low Emission Zone may provide us with recurring revenue from use of our Platinum Plus fuel-borne catalyst that enables the regeneration of the diesel particulate filter and that we will have the opportunity to expand this business model as additional Low Emission Zones are established throughout Europe.

Our technology licensing fees and royalties were $165,000 in the three months ended September 30, 2008 compared to $2,237,000 in the same quarter of 2007, a decrease of $2,072,000, or 92.6%, due to recognition of significant license fees in the prior year.  In each of the three-month periods ended September 30, 2008 and 2007, we executed new technology licensing agreements and recognized revenue from license fees for the use of our ARIS® technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.  We are continuing our efforts to consummate technology license agreements with manufacturers and component suppliers for the use of our ARIS technologies.

Index

Our total cost of revenue was $1,174,000 in the three-month period ended September 30, 2008 compared to $167,000 in the three-month period ended September 30, 2007 with the increase due to higher product sales volume.  Our gross profit as a percentage of total revenue was 25.7% and 93.2% for the three-month periods ended September 30, 2008 and 2007, respectively, with the decrease attributable to the mix of lower margin product sales.  Gross profit as a percentage of product sales was 17.0% and 25.1% for the three-month periods ended September 30, 2008 and 2007, respectively.  We experienced higher costs in the third quarter of 2008 due to reduced volume discounts from our supplier of Purifier Systems because of lower demand for such products as key 2008 LEZ compliance deadlines had passed.  Our planned gross margins for products compliant with the LEZ requirements was initially set at a low level, based upon low pricing, to attract interest in our offering to establish greater visibility of the Company in the marketplace.  Our international operation implemented price increases late in the third quarter of 2008.

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

Selling, general and administrative expenses were $2,403,000 in the three months ended September 30, 2008 compared to $1,659,000 in the comparable 2007 period, an increase of $744,000, or 44.8%.  The increase in selling, general and administrative costs is primarily attributable to higher compensation and benefits, as well as higher bad debt provision, occupancy and travel costs as further discussed below.  Selling, general and administrative expenses are summarized as follows:

(in thousands)
	Three Months Ended
	September 30,
	2008	2007
Non-cash stock-based compensation	$259	$91
Compensation and benefits	1,176	843
Total compensation and benefits	1,435	934
Professional	215	228
Travel	183	145
Occupancy	167	120
Sales and marketing expenses	108	182
Bad debt provision	258	28
Depreciation and all other	37	22
Total selling, general and administrative expenses	$2,403	$1,659

Aggregate non-cash charges for the fair value of stock options and warrants in the three months ended September 30, 2008 were $262,000, of which $259,000 has been included in selling, general and administrative expenses and $3,000 in research and development expenses.  This compares to $91,000 in non-cash stock option compensation expense in the three months ended September 30, 2007.

Excluding the non-cash stock-based charges, compensation and benefit expenses were $1,176,000 for the three months ended September 30, 2008 compared to $843,000 in the comparable prior year period, an increase of $333,000, or 39.5%, due to new personnel, recruitment and relocation costs, and higher salaries for existing personnel in 2008 compared to 2007.  The three months ended September 30, 2008 included approximately $15,000 for bonuses, whereas, the comparable 2007 period included $309,000 in bonuses based on achievement of certain 2007 milestones.

Index

Professional fees include public relations, investor relations and financial advisory fees, along with audit-related costs and costs of complying with the requirements of the Sarbanes-Oxley Act of 2002.  Occupancy costs include office rents, insurance and related costs.  The higher occupancy costs in 2008 are attributable to higher costs for our U.K. office under a new lease that we entered into in November 2007.  We executed a lease for a new U.S. office, effective January 1, 2009, and expect the rent expense will be approximately the same level as our current rent expense but with a lower cash outlay in the early years of the lease.  Bad debt provision as a percentage of product sales in the three months ended September 30, 2008 and 2007 was 18.2% and 12.6%, respectively, with the increased rate in 2008 attributable to specific aged accounts.

Research and development expenses were $162,000 in the three months ended September 30, 2008 compared to $100,000 in the three months ended September 30, 2007, an increase of $62,000, or 62.0%.  The 2008 projects include laboratory testing on additive formulations, fuel economy and carbon reduction along with field testing of emission control technologies.  The 2008 research and development expenses include $3,000 of non-cash charges for the fair value of stock options.

Patent amortization and other patent expenses were $65,000 in the three months ended September 30, 2008 compared to $86,000 in the same period in 2007, a decline of $21,000, or 24.4%.

Interest income was $125,000 in the three months ended September 30, 2008 compared to $204,000 in the three months ended September 30, 2007, a decrease of $79,000, or 38.7%, due to lower interest rates in the 2008 period.

Interest expense was $14,000 in the three months ended September 30, 2008.  In July 2008, we borrowed all of the $3.0 million line of credit from UBS that is secured by our investments in ARS (see Note 5).  We expect the interest expense incurred will be reimbursed by UBS in conjunction with our acceptance of their Offer as outlined in Note 11 “Subsequent Events.”

Other expense was $268,000 in the three months ended September 30, 2008 and is comprised of foreign currency transaction losses, net of gains, primarily attributable to cash balances on the U.S. records denominated in U.K. pounds sterling.

Nine Months ended September 30, 2008 Compared to Nine Months ended September 30, 2007

Total revenue for the nine months ended September 30, 2008 increased $2,881,000, or 73.5%, to $6,800,000 from $3,919,000 in the nine months ended September 30, 2007 due primarily to sales of our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  Operating revenue in the nine months ended September 30, 2008 consisted of approximately 94.6% in product sales and 5.4% in technology licensing fees and royalties.  Operating revenue in the nine months ended September 30, 2007 consisted of approximately 14.5% in product sales and 85.5% in technology licensing fees and royalties.

The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Product sales in the nine months ended September 30, 2008 were $6,432,000 compared to $567,000 in the same prior year period, an increase of $5,865,000, or 1,034.4%.  The increase in product sales is attributable primarily to higher demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst to enable regeneration.  We received approval in October 2007 from Transport for London to supply our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  The deadlines for compliance with the London Low Emission Zone will be phased in over time for different classifications of vehicles.  February 2008 was the compliance deadline for vehicles greater than 12 metric tons and July 2008 was the compliance deadline for motor coaches and vehicles greater than 3.5 metric tons.  The next compliance deadline is October 2010 for large vans and minibuses, followed by further compliance deadlines in 2012.  During our first quarter of 2008, our Purifier Systems were approved for emissions reduction in Scotland under a grant-supported retrofit program for Scottish council fleets.  We believe these sales of our Purifier Systems for compliance with the requirements of the London Low Emission Zone may provide us with recurring revenue from use of our Platinum Plus fuel-borne catalyst that enables the regeneration of the diesel particulate filter.  We believe we will have the opportunity to expand this business model as additional Low Emission Zones are established throughout Europe.

Index

Technology licensing fees and royalties included fees upon execution of new agreements and royalties from existing licensees, primarily for use of our ARIS technologies.  Our technology licensing fees and royalties were $368,000 and $3,352,000 for the nine months ended September 30, 2008 and 2007, respectively, a decline of $2,984,000, or 89.0%, attributable to recognition of significant up-front license fees in 2007.  In the nine months ended September 30, 2008 and 2007, we executed new technology licensing agreements and recognized revenue from license fees for the use of our ARIS® technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.  Our license agreements executed in 2008 include Headway Machinery Co., Ltd. (Zhucheng City, China) and Hilite International, Inc. (Cleveland, Ohio), among others.  The new license agreements executed in the first nine months of 2007 included Robert Bosch GmbH, Tenneco Automotive Operating Company Inc. and Combustion Components Associates, Inc.  We are continuing our efforts to consummate technology license agreements with manufacturers and component suppliers for the use of our ARIS technologies.

Our total cost of revenue was $5,232,000 in the nine-month period ended September 30, 2008 compared to $388,000 in the nine-month period ended September 30, 2007 due to higher product sales volume.  Our gross profit as a percentage of total revenue was 23.1% and 90.1% for nine-month periods ended September 30, 2008 and 2007, respectively, with the decrease attributable to the mix of lower margin product sales.  Gross profit as a percentage of product sales was 18.7% and 31.6% for nine-month periods ended September 30, 2008 and 2007, respectively.  The gross margin for products compliant with the LEZ requirements was initially set at a low level, based on low prices for our products, to attract interest in our offering to establish greater visibility of the Company in the marketplace.  Our international operation implemented price increases late in the third quarter of 2008.

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

Selling, general and administrative expenses were $7,447,000 in the nine months ended September 30, 2008 compared to $4,957,000 in the comparable 2007 period, an increase of $2,490,000, or 50.2%.  The increase was primarily due to higher compensation and benefit costs, as well as higher professional fees, occupancy costs and bad debt provision.  Selling, general and administrative expenses are summarized as follows:

(in thousands)
	Nine Months Ended
	September 30,
	2008		2007
Non-cash stock-based compensation	$797		$733
Compensation and benefits	3,256		2,097
Total compensation and benefits	4,053		2,830
Professional	1,247	*	816
Travel	548		441
Occupancy	677		355
Sales and marketing expenses	337		342
Bad debt provision	499		58
Depreciation and all other	86		115
Total selling, general and administrative expenses	$7,447		$4,957

*  Includes $227,000 of non-cash stock-based compensation charges for fair value of warrants.

Index

The Company’s aggregate non-cash charges for the fair value of stock options and warrants in the nine months ended September 30, 2008 were $1,033,000, of which $1,024,000 has been included in selling, general and administrative expenses ($797,000 in compensation and $227,000 in professional) and $9,000 in research and development expenses.  This compares to $733,000 in total non-cash stock-based compensation expense in the nine months ended September 30, 2007.

Excluding the non-cash stock-based charges, compensation and benefit expenses were $3,256,000 for the nine months ended September 30, 2008 compared to $2,097,000 in the comparable prior year period, an increase of $1,159,000, or 55.3%, due to new personnel, recruitment and relocation costs, and higher salary rates in 2008 compared to 2007.  The 2008 compensation includes approximately $41,000 in bonuses, whereas, the 2007 compensation includes approximately $382,000 bonus expense based upon achievement of milestones.

Professional fees include public relations, investor relations and financial advisory fees, along with audit-related costs and costs of complying with the requirements of the Sarbanes-Oxley Act of 2002.  The significant component of the increase in professional fees is attributable to stock-based compensation charges for the fair value of warrants issued for investor relations services.  Occupancy costs include office rents, insurance, telephone and communications, office supplies and related costs.  We moved our U.K. administrative offices in November 2007 and will relocate the U.S. office in January 2009.  The lease for the new U.S. office will result in rent expense at approximately the current level but the cash outlay in the early years of the new lease is expected to be lower than our current requirement.  Bad debt provision as a percentage of product sales in the nine months ended September 30, 2008 and 2007 was 7.8% and 10.2%, respectively.  The 2008 provision is attributable to specific aged accounts.

Research and development expenses were $316,000 in the nine months ended September 30, 2008 compared to $292,000 in the nine months ended September 30, 2007, a decrease of $24,000, or 8.2%.  The 2008 projects include laboratory testing on additive formulations, fuel economy and carbon reduction along with and field testing of emission control technologies.  The 2008 research and development expenses include $9,000 of non-cash charges for the fair value of stock options.

Patent amortization and other patent related expense was $143,000 in the nine months ended September 30, 2008 compared to $262,000 in the same prior year period, a decline of $119,000, or 45.4%, due to additional costs in 2007 associated with the protection of our patents.

Interest income was $481,000 in the nine months ended September 30, 2008 compared to $298,000 in the nine months ended September 30, 2007, an increase of $183,000, or 61.4%, due to higher invested balances during the 2008 period, although at lower rates in 2008.

Interest expense was $14,000 in the nine months ended September 30, 2008 compared to zero in the nine months ended September 30, 2007.  In July 2008, we borrowed all of the $3.0 million line of credit from UBS (see Note 5).  We expect the interest expense incurred will be reimbursed by UBS in conjunction with our acceptance of their Offer as outlined in Note 11 “Subsequent Events.”

Other expense was $243,000 in the nine months ended September 30, 2008 and is comprised of foreign currency transaction losses, net of gains.

Liquidity and Sources of Capital

We require capital resources and liquidity to fund our global development and for working capital.  Our working capital requirements vary from period to period depending upon manufacturing volumes, the timing of deliveries and payment cycles of our customers.  At September 30, 2008 and December 31, 2007, we had cash, cash equivalents and investments classified as current assets of $6,691,000 and $8,617,000, respectively, to use for our operations.

Net cash used for operating activities was $4,447,000 in the nine months ended September 30, 2008 and was used primarily to fund the net loss of $6,114,000, adjusted for non-cash items.  Included in the non-cash items was stock-based compensation expense of $1,033,000 accounted for in accordance with SFAS No. 123R.

Index

Our working capital was $4,762,000 at September 30, 2008 compared to $10,208,000 at December 31, 2007, a decrease of $5,446,000.  Accounts receivable, net decreased to $1,093,000 at September 30, 2008 from $1,927,000 at December 31, 2007 due to collection of receivables, an increase in the allowance for doubtful accounts and lower third quarter sales of our Purifier Systems to meet the requirements of the London Low Emission Zone.  Inventories, net decreased to $831,000 at September 30, 2008 from $1,093,000 at December 31, 2007.  Our accounts payable and accrued expenses decreased by $662,000 compared to December 31, 2007 reflecting lower business activity.

Net cash provided by investing activities was $6,770,000 in the nine months ended September 30, 2008, primarily due to sales of investments (see further discussion below).  We invested $220,000 in patents in 2008 and expect to continue to invest in our patents.

Cash provided by financing activities was $3,010,000 in the nine months ended September 30, 2008 and was primarily due to proceeds from short-term debt borrowing.  At September 30, 2008, our outstanding short-term debt was $3,000,000.  Management determined to draw down the entire $3 million loan facility from UBS as a matter of financial prudence to secure available cash.  The demand loan facility allows us to borrow up to $3 million, subject to collateral maintenance requirements, at a floating interest rate per annum equal to the sum of the prevailing daily 30-day Libor plus 25 basis points (see Note 5).  Effective upon the Company’s acceptance of the UBS Offer, the Company would have a commitment from UBS of additional availability of cash under the terms of the UBS no-cost loan program (see Note 11 “Subsequent Events”).

At September 30, 2008, our investments are recorded at fair value in accordance with SFAS No. 157.  At September 30, 2008 and December 31, 2007, we held approximately $11.0 million ($11.7 million par value) and $18.8 million, respectively, in investments in auction rate securities collateralized by student loans which are substantially guaranteed by the U.S. Department of Education.  We sold $7.1 million of these investments in 2008.  However, starting on February 15, 2008 and continuing to date in 2008, the Company experienced difficulty in effecting additional sales of such securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders.  Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  These failed auctions represent liquidity risk exposure and are not defaults or credit events.  Holders of the securities continue to receive interest on the investments (currently at pre-determined rates), and the securities will be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.  Accordingly, because there may be no effective mechanism for selling these securities, the securities may be viewed as long-term assets.  The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature.  We classified the fair value of approximately $11.0 million (par value of $11.7 million) and $11.7 million of these auction rate securities as non-current investments as of September 30, 2008 and December 31, 2007, respectively, reflecting a $750,000 decline from par value based upon management’s internal assessment, including review of discounted cash flows, and information provided by the investment bank through which the Company holds such securities.  Although these securities have continued to pay interest according to their stated terms and most of these securities continue to be AAA/Aaa rated, for the nine months ended September 30, 2008, the Company recorded an unrealized temporary loss of $750,000 which is reflected in our consolidated balance sheet in accumulated other comprehensive loss, resulting in a reduction in stockholders’ equity.  Factors we considered in determining whether this loss was temporary included the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuers, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  At September 30, 2008, because the Company has the ability and intent to hold these securities until recovery of their value, the Company does not believe such securities are other-than-temporarily impaired or that the failure of the auction mechanism will have a material impact on the Company’s liquidity or financial position.

The Company does not expect to need to access these funds in the short-term; however, in May 2008, we arranged a $3 million demand loan facility using our ARS as collateral and in July 2008, borrowed those funds as noted above.  On August 8, 2008, the Securities and Exchange Commission’s Division of Enforcement announced it had entered into an agreement in principle with UBS Securities LLC and UBS Financial Services, Inc. (collectively “UBS”), whereby UBS will use its best efforts to liquidate at par value by the end of 2009 but not later than June 30, 2010.  Our investment holdings of $11.7 million par value of auction rate securities were purchased and held through UBS.

In October 2008, the Company received an offer (the “Offer”) from UBS for a put right permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010).  The Offer also includes a commitment to loan us 75% of the UBS-determined value of the ARS at any time until the put is exercised.  The Offer is non-transferable and expires on November 14, 2008.  On November 6, 2008, the Company accepted the Offer.  The Company’s right under the Offer is in substance a put option (with the strike price equal to the par value of the ARS) which it expects to record as an asset, measured at its fair value (pursuant to SFAS No. 159), with the resultant gain recognized in earnings.  Concurrently, the Company will also recognize an other-than-temporary impairment on the ARS, measured as the amount of unrealized loss in accumulated other comprehensive loss related to the ARS (a component of stockholders’ equity), which would be offset, to a great extent, by the gain recognized upon recording the put option.

Index

The Company has requested that it be recharacterized by UBS as in the class of ARS holders that may exercise the put right commencing January 2, 2009 rather than the period starting June 30, 2010.  There can be no assurance that UBS will take any action on our request.

The Company will be exposed to credit risk should UBS be unable to fulfill its commitment under the Offer.  There can be no assurance that the financial position of UBS will be such as to afford the Company (a) the ability to acquire the par value of its ARS upon exercise of the put right, or (b) that the Company may receive significant loan proceeds from the UBS loan facility.

Our management believes that based upon the Company’s cash and cash equivalents at September 30, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations for at least the next 12 months.

We have incurred losses since inception aggregating $55.6 million, which amount includes $4.8 million of non-cash preferred stock dividends.  We expect to incur losses through the foreseeable future, until our products and technological solutions achieve greater awareness.  Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, catalyzed wire mesh filters and from technology licensing fees and royalties, revenue to date has been insufficient to cover our operating expenses, and we continue to be dependent upon sources other than operations to finance our working capital requirements.  Historically, we have been primarily dependent upon funding from new and existing stockholders.  The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, that it will be on acceptable terms.

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

Capital Expenditures

As of September 30, 2008, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, exchange rates for pounds sterling and Euros, and current turmoil in the capital markets and auction rate securities, we are not subject to any significant market risk exposure.  We monitor the price of platinum and exchange rates and adjust our procurement strategies as needed.  There have been no material changes in our market risk exposures at September 30, 2008 as compared to December 31, 2007.

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

Index

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

An Inability to realize Proceeds from Our Auction Rate Securities Right issued by UBS May Significantly Impact Our Liquidity.

On November 6, 2008 the Company accepted from UBS an Offer to acquire a “put” right to sell to UBS commencing June 30, 2010 the Company's holdings of $11.7 million in ARS securities.  Also, UBS has established a loan facility whereby the Company may under certain conditions borrow up to 75% of the UBS-determined value of these ARS securities collateralized by the securities.  Finally, the Company has requested that it be recharacterized by UBS as in the class of ARS holders that may exercise its put right commencing January 2, 2009 rather than the period starting June 30, 2010.  There can be no assurance that the financial position of UBS will be such as to afford the Company (a) the ability to acquire the par value of ARS securities on exercise of the put right, or (b) that the Company may receive significant loan proceeds from the UBS loan facility.  Further, there can be no assurance that UBS will use its discretion to reclassify the Company to enable the Company to exercise its put right commencing on a date before June 30, 2010.

Item 5.	Other Information

On November 6, 2008, the Board of Directors of the Company amended the By-Laws of the Company in several respects.  A copy of such amended By-Laws is attached to this Quarterly Report on Form 10-Q as Exhibit 3.1.

The effect of Sections 2.2 and 2.12 of the By-Laws, as amended, is to require, with respect to stockholder proposals for action at annual or special meetings of stockholders, including the nomination for election of persons as Directors of the Company, that there be, with respect to annual meetings, timely and adequate notice, and, with respect to special meetings that there be adequate notice.

Timely notice with respect to annual meetings requires that the notice of the stockholder proposal be received by the Secretary of the Company not earlier than one hundred fifty (150) days and not later than sixty-five (65) days before the first anniversary of the annual meeting of the Company in the preceding year.

Adequate notice with respect to business sought to be brought before either annual or special meetings requires that the notice must set forth as to each matter sought to be brought before a meeting (i) a brief description of the business desired to be brought before the meeting which business shall be a proper matter for stockholder action under the Delaware General Corporation Law, (ii) the reasons for conducting such business at the meeting, (iii) any material interest in such business of the stockholder of record and the beneficial owners , if any, on whose behalf the proposal is made, (iv) the name and address of the stockholder of record and such beneficial stockholders, if any, (v) the class and number of shares owned of record and beneficially by the stockholder of record and such beneficial owners, (vi) a representation by the stockholder of record that such stockholder intends to appear at the meeting in person or by proxy to bring the business before the meeting, and (vii) if such business includes a proposal to amend the Certificate of Incorporation or the By-Laws of the Corporation, the language of the proposed amendment.

Further, where the proposed business is the nomination for election of a Director or Directors, the notice in order to be adequate shall set forth as to each person whom the stockholder or stockholders propose to nominate for election or reelection as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupations or employments of the person currently and for the prior five years, (iii) a description of all arrangements or understandings between or among the person or persons proposed as a nominee and the proposing stockholder or stockholders and any other person including their names, and (iv) a statement signed by the person that such person consents to being named as a nominee, and, if elected, the person intends to serve as a Director.

Information concerning the proposed nominee need not be included in the proxy statement furnished to stockholders by the Corporation in connection with an annual meeting and nothing in the By-Law as amended is intended to govern or shall be deemed in any way to affect any rights of stockholders of the Corporation or the Corporation to request or deny inclusion of proposals in a proxy statement issued by the Corporation pursuant to Rule 14a-8 under the Securities Exchange Act of 1934.

Index

Also, under Section 2.2 of the By-Laws as amended, the Board of Directors with respect to a special meeting properly called by stockholders, including a meeting called to nominate persons for election as Directors of the Company, shall fix the time and place of such meeting which shall be not less than thirty-five (35) and not more than one hundred twenty (120) days after the date of receipt of the request for the special meeting.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

3.1	By-Laws of the Company as amended through November 6, 2008.

10.1	Company Acceptance dated November 6, 2008 of UBS Offer relating to Auction Rate Securities.

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act.

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act.

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.
(Registrant)

Date: November 10, 2008	By:	/s/ Bernhard Steiner
Bernhard Steiner
Director, President and
Chief Executive Officer

Date: November 10, 2008	By:	/s/ Ann B. Ruple
Ann B. Ruple
Chief Financial Officer,
Vice President and Treasurer