Form 10-K
period 2008-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2009-03-16
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________

Form 10-K
_____________
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File No.:  001-33710

CLEAN DIESEL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1393453
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 1100, 10 Middle Street
Bridgeport, CT  06604
_________________________________________
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (203) 416-5290

Securities registered pursuant to Section 12(b):

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price as of June 30, 2008 was $94,164,815.

As of March 10, 2009, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 8,138,304.

Documents incorporated by reference:

Certain portions of the proxy statement for the annual meeting of stockholders to be held on May 13, 2009 are incorporated by reference into Part III of this report.

CLEAN DIESEL TECHNOLOGIES, INC.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2008

_____________________________

The information called for by Part III, Items 10, 11, 12, 13 and 14, to the extent not included in this Annual Report on Form 10-K, is incorporated herein by reference to the information to be included under the captions “Election of Directors,” “Directors and Executive Officers of Clean Diesel Technologies,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board,” “Executive Compensation,” “Directors’ Compensation,” “Employment Contracts and Termination of Employment and Change in Control Arrangements,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation,” “Security Ownership of Certain Owners,” “Security Ownership of Officers and Directors” and “Appointment of Independent Registered Public Accounting Firm” in the definitive proxy statement to be filed in connection with Clean Diesel Technologies, Inc.’s 2009 annual meeting of stockholders.

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

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, “CDT” and the terms “Company,” “we,” “our” and “us” refer to Clean Diesel Technologies, Inc. and its wholly-owned subsidiary, Clean Diesel International, LLC.

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

Key operating activities in 2008 include the following:

•
Licensed wire mesh filter technology to Headway Machine Co., Ltd. (Zhucheng City, China), the largest commercial diesel engine exhaust company in China which enables Headway to develop the wire mesh filter technology to provide particulate matter emission reduction solutions to China-based truck manufacturers.

•	Received approval for the inclusion of our Purifier e4 retrofit technology in the Scottish Government Emissions Reduction Register program.
•
Executed a worldwide, non-exclusive license agreement with Hilite International, Inc., a leading supplier of automotive powertrain components headquartered in Cleveland, Ohio that covers our patented Advanced Reagent Injector System (ARIS) airless injection technology for selective catalytic reduction (SCR) control of vehicle oxides of nitrogen emissions and rights to our patented combination of the use of exhaust gas recirculation (EGR) in conjunction with SCR for reducing fuel consumption while meeting stringent emissions standards.

•
Executed non-exclusive worldwide license agreement with Eaton Corp. (Ohio US) that covers our patented ARIS® technologies for control of oxides of nitrogen using SCR emission control and the combination of EGR with SCR technologies.  Eaton will use our technology for injection of hydrocarbon fuel in emissions reduction applications, including Eaton's Aftertreatment System.  This technology can also be applied to regeneration of diesel particulate filters and lean NOx traps in various global applications.

•
Supplied our Purifier particulate matter emission control technology as a retrofit solution to commercial operators owning older vehicles to comply with requirements for the London Low Emission Zone (LEZ).

Ongoing Operations Update

The Company’s key technologies and products are detailed below and they continue to fuel the growth of the Company as key deadlines approach to meet more stringent global emissions regulations.  Among them, the ARIS® technology continues to be used by leading industry players, while the great majority of engine manufacturers have publicly stated their intent to use the combination of exhaust gas recirculation (EGR) and selective catalytic reduction (SCR) technologies to meet more stringent emission regulations.  In addition, global retrofit opportunities continue to expand as both countries and locales worldwide attempt to address clean air issues.  As a result, the Company is intensifying efforts to position its technologies as key, market-proven enablers to reduce diesel emissions.  As a means to that end, executive and structural changes have been made to aid in the Company’s evolution from a research and development mindset to that of commercialization and monetization of its intellectual property.  Moreover, critical focus has been placed on firm operational controls further supporting the Company’s transition to profitable growth.

Technology and Intellectual Property

Our technology is comprised of patents, patent applications, trade or service marks, data and know-how.  Our technology was initially acquired by assignment from Fuel Tech and has subsequently been primarily developed internally.  As owner, we maintain the technology at our expense.  The agreement with Fuel Tech provided for annual royalties which commenced in 1998 and terminated in 2008 of 2.5% of the gross revenue derived from the sale of the Platinum Plus® fuel-borne catalyst, a diesel fuel additive for emissions control and fuel economy improvement in diesel engines.

In 2008, we filed 29 foreign patent applications.  In 2007, we filed ten U.S. and two foreign patent applications.  During 2006, we filed three U.S. and five foreign patent applications.

As of December 31, 2008, we held 192 patents and an extensive library of performance data and technological know-how.  We have patent coverage in North America, Europe, Asia and South America.  Our patent portfolio as of December 31, 2008 includes 27 U.S. patents and 165 corresponding foreign patents along with 127 pending U.S. and foreign patent applications.  We continue to make invention disclosures for which we are in the process of preparing patent applications.  Our patents have expiration dates ranging from 2009 through 2026, with the majority of the material patents upon which we rely expiring in 2018 and beyond.  We believe that we have sufficient patent coverage surrounding our core patents that effectively serves to provide us longer proprietary protection.

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

Our core patents, advanced patents and patent applications cover the means of controlling the principal emissions from diesel engines:

•	nitrogen oxides (NOx);
•	particulate matter (PM);
•	carbon monoxide (CO);
•	hydrocarbon (HC); and
•	carbon dioxide (CO2).

Our core patents, advanced patents and patent applications include the following:

•	Fuel-borne catalysts;
•	Selective catalytic reduction;
•	Catalyzed wire mesh diesel particulate filters;
•	Biofuels; and
•	Emission control systems.

Our key technologies include the following:

•	The cost effective means of controlling the principal emissions from diesel engines (nitrogen oxides, particulate matter, carbon monoxide and hydrocarbon).
•	Reduction of carbon dioxide and other greenhouse gas emissions by enhancing combustion efficiency and by enabling long-term reliable performance of emission control systems.
•	Effective utilization of strategic catalytic materials such as platinum enables reduced emission control system costs, recycling strategies and low nitrogen dioxide emission levels.
•	Low cost, reliable and durable diesel particulate filter performance through catalyzed wire mesh filter systems in retrofit applications.

Protecting our intellectual property rights is costly and time consuming.  We incur patent-related expenses for patent filings, prosecution, maintenance and annuity fees which amounted to $227,000, $364,000 and $235,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  We incur maintenance fees to maintain our granted U.S. patents and annuity fees to maintain foreign patents and the pending patent applications.

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

Business Strategy

Our strategy is to maximize our revenue by penetrating the diesel emission reduction market to the greatest extent possible.  To achieve this objective, we will use licensing agreements with OEMs, Tier One suppliers, retrofit system integrators and other suppliers.  Our standard licensing agreements are structured so that we derive revenue from license fees and on-going royalties.  In 2009, we will seek broader market coverage by not only strengthening our marketing and distribution channels but also stressing value propositions that highlight our unique environmental benefits, fuel economy improvements and practical, lower cost emission control.  We intend to spur the market demand for current and potential licensees and ensure that the full value of our technology is realized by the end user.

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

As described below, our products and solutions include the Platinum Plus fuel-borne catalyst; ARIS®, an advanced reagent injection system used in selective catalytic reduction systems for control of emissions of nitrogen oxides from diesel engines and for hydrocarbon injection applications; diesel particulate filter technology based on catalyzed wire mesh filter elements; and biofuels technology including Biodiesel Plus™.

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

Field trials in 2008 using Platinum Plus fuel-borne catalyst demonstrated improvement in fuel economy from 9% to 12%.  Our Platinum Plus fuel-borne catalyst can be used alone with diesel fuels, from regular to ultra-low sulfur diesel, as well as biodiesel fuel blends; to reduce particulate emissions by 10% to 25% from the engine, while also improving the performance of diesel oxidation catalysts and particulate filters.  Use of fuel-borne catalysts also keeps particulate filters cleaner by burning off the soot particles at lower temperatures and further reducing toxic emissions of carbon monoxide and unburned hydrocarbons.  Platinum Plus has also been shown to provide energy efficiency and emissions reduction benefits when applied with two-stroke gasoline powered engines, including those commonly used in Asian markets.

Through our strategic use of independent test laboratories from 1996 to the present, we have conducted research and development programs on platinum fuel-borne catalysts which were conducted by Delft Technical University (Netherlands), Ricardo Consulting Engineers (U.K.), Cummins Engine Company (U.S.), West Virginia University (U.S.), the Technical University of Dresden (Germany) and Southwest Research Institute (U.S.).  This approach allows our technical team to execute programs on a cost effective basis while bringing in a wide range of expertise.  Most importantly, the results have been independently derived.

We received EPA registration in December 1999 for the Platinum Plus fuel-borne catalyst for use in bulk fuel by refiners, distributors and fleets.  In 2000, we completed the certification protocol for particulate filters and additives for use with particulate filters with VERT, the main recognized authority in Europe that tests and verifies diesel particulate filters for emissions and health effects.  In 2001, the Swiss environmental agency BUWAL approved the Platinum Plus fuel-borne catalyst for use with particulate filters.  In 2002, the U.S. Mining, Safety and Health Administration accepted Platinum Plus fuel-borne catalyst for use in all underground mines.  In July 2008, the EPA released a general statement regarding emissions from platinum-based fuel additives which indicated that the EPA is evaluating available emissions data and health effects studies in an effort to assess potential health risks associated with platinum- or cerium-based fuel additives.  We are cooperating with the EPA to plan and conduct further definitive testing with respect to these questions, which testing costs we have included in our 2009 budget.

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

We received the EPA’s Environmental Technology Verification in 2003 for our Platinum Plus fuel-borne catalyst and a diesel-oxidation catalyst (the Platinum Plus “Purifier e2 System”) for pre-1996 manufactured engines, which are higher emitters of particulates and nitrogen oxides than newer engines, as well as verification extension for our fuel-borne catalysts with diesel-oxidation catalysts to cover engines manufactured between 1994 and 2003.  We were recognized early as a company making enabling, cost-effective emission reduction technologies available for the retrofit market.  Effective January 1, 2009, the EPA adopted new regulations for nitrogen dioxide (NO2) emissions testing, now harmonized with the newly implemented California Air Resources Board (CARB) requirements.  We provided a dossier of information to the EPA based on our prior testing to demonstrate the low NO2 performance features of this verified product.  Although the test results were positive, EPA determined that further testing in accordance with the new protocols was required to restore the verified status.  We are cooperating with the EPA in evaluating the requirements for a new testing and verification program in accordance with the new EPA and CARB protocol.  Until satisfactorily completing test programs to meet these EPA requirements, our verification status has been moved by the EPA to the “Formerly Verified Systems” section of the EPA website.  We do not believe this has a material impact on our business.

Diesel particulate filters trap up to 95% of the exhaust particulate matter but, in doing so, can become clogged with carbon soot.  Use of fuel-borne catalysts reduces the amount of particulate matter which the filter is exposed to, and further reduces emissions of toxic carbon monoxide and unburned hydrocarbons.  Our fuel-borne catalyst also significantly lowers the temperature at which the captured soot will burn, thereby allowing the particulate filters to regenerate themselves and stay cleaner during a wider range of operating conditions.

Platinum Plus fuel-borne catalyst is increasingly utilized as a diesel particulate filter regeneration additive.  In Europe, it is currently being supplied into the U.K., Denmark, Belgium, Switzerland, Sweden, Austria and Holland markets through distribution sources for aftermarket retrofit applications.  The Platinum Plus fuel-borne catalyst has also found application in the U.K. to alleviate soot blocking from light drive cycle bus applications.  In Asia, we are conducting field trials and developing relationships with Asian distributors to fully exploit this growing market.  In the U.S., the Platinum Plus fuel-borne catalyst has been accepted for use by the Mine Safety and Health Administration in underground mines and has been successfully used as a regeneration aid for vehicles fitted with lightly catalyzed diesel particulate filters.

Furthermore, in the passenger car market where fuel-borne catalyst technology dominates the diesel particulate filter regeneration market, engine testing conducted most recently in 2006 at a European testing institute reconfirmed the ability to reduce total platinum usage of an emission control device by up to 70%, thus, offering significant cost saving for passenger car manufacturers.

Platinum Plus for Fuel Economy

We believe that recent volatility in the cost of fuel has made the economic impact of greater fuel economy an important consideration in many industries.  Further, recent media focus on global warming and the effects of fuel consumption on the environment has resulted in an increased interest in Platinum Plus fuel-borne catalyst from a standpoint of corporate social responsibility.  The improvement attributable to Platinum Plus fuel-borne catalyst may vary as a result of engine age, application in which the engine is used, load, duty cycle, speed, fuel quality, tire pressure and ambient air temperature.  Generally, after use of Platinum Plus fuel-borne catalyst during a conditioning period (dependent on the amount of platinum that gets introduced into the engine, which period varies by the surface area of the motor), our customers derive economic benefits from the use of our Platinum Plus fuel-borne catalyst whenever the price of diesel fuel is in excess of $0.81 per U.S. gallon.  In other words, at or above that level, the economic benefit our customers derive from use of our Platinum Plus fuel-borne catalyst exceeds the cost of the additive.  When coupled with the demand to reduce carbon dioxide emissions from transportation and distributed power generation, the argument for use of Platinum Plus is a persuasive one.

In 2008, we conducted fuel economy field trials for the purpose of demonstrating the fuel economy benefits and emission reduction attributable to Platinum Plus fuel-borne catalyst.  The improvement in fuel economy from using Platinum Plus fuel-borne catalyst in these field demonstrations for rail and on-road fleets was from 9% to 12%.

Platinum Plus for Biodiesel

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

ARIS Selective Catalytic Reduction

The ARIS (Advanced Reagent Injection System) is our patented airless, return-flow system for the injection of reducing reagents for such applications as the low NOx trap, active diesel particulate filter regeneration, and selective catalytic reduction.  The primary use of the ARIS system to date has been in conjunction with selective catalytic reduction for both stationary diesel engines for power generation and mobile diesel engines used in transportation.  The system is comprised of our patented single fluid computer-controlled injector that provides precise injection of nontoxic urea-based reagents into the exhaust of a stationary or mobile engine, where the system then converts harmful nitrogen oxides across a catalyst to harmless nitrogen and water vapor.  The system works well with various reagents including hydrocarbon and has shown reduction of nitrogen oxides of up to 90% on a steady-state operation and of up to 85% in transient operations.  This process, known as selective catalytic reduction, has been in use for many years in power stations, and it is well proven in mobile and stationary applications.  The ARIS system is a compact version of the selective catalytic reduction injection system.  A principal advantage of the patented ARIS system is that compressed air is not required to operate the system and that a single fluid is used for both nitrogen oxides reduction and injector cooling.  The system is designed for high-volume production and is compact, with very few components, making it inherently cheaper to manufacture, install and operate than the compressed air systems, which were first developed for heavy-duty engines.  ARIS technology is applicable for reduction of nitrogen oxides from all combustion engine types, ranging from passenger car and light duty to large scale reciprocating and turbine engines, including those using gaseous fuels such as liquefied petroleum gas and compressed natural gas.

Combined Use of EGR and SCR

As legislation tightens across the globe, exhaust gas recirculation in combination with selective catalytic reduction is becoming the preferred solution to meet strict nitrogen oxides (NOx) levels.  Once considered competing solutions, we recognized the benefits of combining these technologies to achieve very high levels of emissions reduction with maximum fuel economy.  EGR can be activated to reduce NOx when starting a cold engine, whereas SCR operates at higher temperature when its catalyst is fully active, and at low EGR rates.  With both EGR and SCR in place, engine systems can be fine-tuned to optimize fuel efficiency together with emissions reduction.  We have intellectual property holdings for the design and implementation of these systems.  Most heavy duty manufacturers in the U.S. have now announced their intentions to meet new regulations using the combination of EGR-SCR.  Several leading providers to the industry have already licensed this patent from us.  We are launching a new program to offer commercial licenses to vehicle manufacturers and other suppliers, and conveying to them the rights to practice this patented innovation from the Company.

Catalyzed Wire Mesh Diesel Particulate Filter

The catalyzed wire mesh filter technology was initially developed by Mitsui Co., Ltd. for use in conjunction with our fuel-borne catalyst as a lower cost and reliable alternative to the traditional heavily catalyzed filter systems.  It also provides lower nitrogen dioxide emissions levels relative to traditional, heavily catalyzed filter systems.  The catalyzed wire mesh filter technology was transferred to us under a technology transfer agreement with Mitsui and PUREarth in 2005.  Under the agreement, we acquired the worldwide title (excluding Japan) to the patents and other intellectual properties.  The catalyzed wire mesh filter technology is designed for use in a wide range of diesel engine particulate emission control applications.

We had verified the system (“Purifier e3”) under the EPA’s Environmental Technology Verification protocol in June 2004 as reducing toxic particulates by up to 76%, carbon monoxide by 60%, hydrocarbons by 80% and nitrogen oxides by 9%.  Effective January 1, 2009, the EPA adopted new regulations for NO2 emissions testing, now harmonized with the newly implemented CARB requirements.  We provided a dossier of information to the EPA based on our prior testing to demonstrate the low NO2 performance features of this verified product.  Although the test results were positive, EPA determined that further testing in accordance with the new protocols was required to restore the verified status.  We are cooperating with the EPA in evaluating the requirements for a new testing and verification program in accordance with the new EPA and CARB protocol.  Until satisfactorily completing test programs to meet these EPA requirements, our verification status has been moved by the EPA to the “Formerly Verified Systems” section of the EPA website.

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

In addition to reducing the cost to achieve these emission reductions, the patented combination with a fuel-borne catalyst permits the catalyzed wire mesh filter to operate effectively at the lower exhaust temperatures found in many stop-and-go service applications.  The fuel-borne catalyst reduces emissions and allows soot captured in the catalyzed wire mesh filter to be reliably combusted at lower exhaust temperatures.  Commercial systems of Platinum Plus fuel-borne catalyst with this durable catalyzed wire mesh filter have demonstrated performance in buses, delivery vehicles, refuse trucks, cranes and off-road equipment.

The Market and the Regulatory Environment

We estimate that worldwide annual consumption of diesel fuel exceeds 260 billion U.S. gallons, including approximately 53 billion in the U.S., 66 billion in Europe and 78 billion in Asia.

New Diesel Engines

While engine manufacturers have traditionally met emissions regulations by engine design changes, we believe that further reduction in emissions can be achieved best by using combinations of cleaner-burning fuels and after-treatment systems such as diesel-particulate filters and catalytic systems for reducing nitrogen oxides.  Like many of the engine-based emissions control strategies, these also generally increase fuel consumption.  The use of our technologies decreases fuel consumption relative to the alternatives.

Emissions regulations for new mobile diesel engines in the major markets of North America, Europe and Asia have continued to tighten and are now 40% to 90% lower than previous regulations.  Regulations in effect by 2010 in the U.S. and by 2009 in Europe and in Asia are expected to reduce the emissions level for new mobile diesel engines from 85% to 99% of the levels mandated in the mid-1980s.  Management expects the market for nitrogen oxide reduction systems in mobile applications to develop between 2009 and 2010.  European engine manufacturers decided to use urea selective catalytic reduction in 2006, beginning with heavy-duty vehicles and likely for use on medium and light vehicles and passenger cars, as well.  There is a clear preference to use a single fluid system for the medium and light trucks, passenger cars and SUVs which have no compressed air system.  It also seems likely that European manufacturers will adopt particulate filters to meet 2009 regulations which have been ratified by the European Parliament.  We have intellectual property holdings for the design and implementation of these systems.

In the non-road sector, new regulations stemming from EPA proposals first made in 2004, will be phased in from 2008 to 2014.  Targeted vehicles include a wide range of construction equipment and agricultural equipment, as well as railroad and marine applications.

We believe the U.S. market for diesel engines is poised for growth due to favorable fuel economy performance of diesel engines, coupled with the increased ability to reduce particulate matter and emissions of nitrogen oxides from such engines.  Europe and Asia already use significantly more mobile diesel engines than the U.S., particularly for passenger and light-duty vehicles.  Engine manufacturers have all employed particulate filters to meet U.S. heavy-duty diesel vehicle regulations effective for the 2007 model year and have indicated their intent to continue this for particulate matter control in 2010.  Major U.S. and European engine manufacturers have committed to adopt urea selective catalytic reduction.  We believe that both particulate filters and nitrogen oxides control technology will be required in Europe and the U.S. in the 2009 to 2010 timeframe.

Existing Diesel Engines and the Retrofit Market

While much of the regulatory pressure and resulting action from engine manufacturers has focused on reducing emissions from new engines, there is increasing concern over pollution from existing diesel engines, many of which have from 20- to 30-year life cycles.  The EPA has estimated that in the U.S. alone there are approximately 11 million diesel powered vehicles which need to be retrofitted over the next ten years.  There is growing interest in the potential market that may exist for retrofitting diesel engines with emissions reduction systems.  Stationary diesel engines, construction equipment and public transportation vehicles such as buses and commercial and municipal truck fleets will all be included in such a retrofit diesel engine market.

The California Air Resources Board declared diesel particulates to be toxic in 1998, and in 2000, it proposed reductions in particulate emissions from over one million existing engines in California as well as more stringent controls for new engines.  The EPA stated its objective for retrofitting vehicles with particulate controls and developed the Clean School Bus U.S.A. program and the Smartway Transport Program to reduce both diesel emissions and fuel consumption on over-the-road trucks and buses.

Competition

Because our principal strategy is the licensing of our technologies, those companies that could be considered as competitors should also be considered as our potential customers.

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

We believe that our technologies and products occupy a strong competitive position relative to others in the diesel emissions reduction technology market.  Competition in EPA verified, or formerly verified, particulate reduction systems for retrofit is from catalyst systems suppliers like Johnson Matthey and BASF.  These companies employ systems that rely on much greater quantities of platinum than we do and that have the undesirable effect of increasing emissions of nitrogen dioxide, a component of nitrogen oxides and a strong lung irritant.  Competition in the diesel fuel additive market is from additive suppliers such as Innospec and Rhodia, who market an iron-based product, and Oxonica, who markets a cerium product for fuel economy improvement.  Our EPA-registered Platinum Plus fuel-borne catalyst provides fuel economy benefits as it competes on performance in regenerating filters and lowering system cost for the system provider by enabling reduced platinum levels and lower overall metal usage which results in less ash buildup on filters.  Platinum Plus fuel-borne catalyst also offers better performance in terms of carbon monoxide and hydrocarbon reduction.  Finally, in the nitrogen oxides control market, competition is from other suppliers of reagent-based post-combustion nitrogen oxides control systems such as Johnson Matthey (including Argillion which it acquired in 2007), Hilite International and KleenAir Systems for retrofit, and Bosch and Hilite International for OEMs.  Each of Bosch and Hilite has a worldwide, non-exclusive technology license agreement with us for the right to use our proprietary technology for a single fluid system which requires no compressed air.

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

The convergence of greater interest in regulated and greenhouse gas emissions reduction and economic benefit of our products makes the use of our products an attractive benefit to end-users.  Our Platinum Plus fuel-borne catalyst in field trials during 2008 showed 9% to 12% fuel economy improvement.  In Europe, where diesel fuel retails in some countries for as much as four times the U.S. selling price because of the higher tax rate on fuels, potential fuel economy benefits are even more pronounced.

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

The EPA and California Air Resources Board programs are accelerating the activities toward creation of active markets for diesel emissions reduction technologies and products in the U.S.  These markets include applications for new vehicles from 2007 onward and retrofit applications in on- and off-road segments, as well as for stationary power generation.  Thus, the market for diesel emissions reduction technologies and products is still emerging.  We expect growing demand for diesel emissions reduction technologies and products for the diesel engine market, owners of existing fleets of diesel-powered vehicles, and expanding requirements from the off-road, marine and railroad sectors.  At the same time, engine OEMs are looking to subsystem suppliers to provide complete exhaust subsystems including particulate filters and/or nitrogen oxides abatement systems and eventually both.

It is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the EPA and/or California Air Resources Board protocols to qualify for credits within the EPA and/or California Air Resources Board programs.  Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified.  As of the date of this report, we do not have EPA verifications which may disadvantage us in attracting customers with access to governmental funding for retrofit programs.  In 2009, we intend to verify our Platinum Plus fuel-borne catalyst in combination with a high performance diesel particulate filter and may also seek to verify our Platinum Plus fuel-borne catalyst with additional emissions control devices manufactured by other vendors.  We may receive recurring revenue from sales of such systems or devices in the event sales of these devices include the Platinum Plus fuel-borne catalyst product as part of the devices’ verification.

We currently manufacture and ship the Platinum Plus fuel-borne catalyst product from a toll blender in the U.S., a toll blender in the U.K. and from a warehouse in the U.S.  However, as demand for the product increases, we intend to expand the manufacturing and distribution by supplying platinum concentrate to third parties with U.S. and foreign facilities pursuant to licensing agreements so that these licensees may market the finished Platinum Plus fuel-borne catalyst products to fuel suppliers and end users.

We have entered into non-exclusive worldwide license agreements for our ARIS nitrogen oxides reduction technology.  We believe this strategy of licensing the products and technologies represents the most efficient way to gain widespread distribution quickly and to exploit demand for the technologies.

We intend to utilize our catalyzed wire mesh filter technology by selling products based upon that technology alone and in combination with our Platinum Plus fuel-borne catalyst.  We developed patent applications in cooperation with external research institutions, which are intended to expand the market uses of the catalyzed wire mesh-based diesel particulate filter technology.

Health Effects, Environmental Matters and Registration of Additives

We are subject to environmental laws in all the countries in which we do business.  Management believes that the Company is in compliance with applicable laws, regulations and legal requirements.

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

In 2009, we intend to file with the EPA completed third-party evaluations regarding secondary emissions from our fuel-born catalyst.  We initiated independent tests in 2005 to address questions from the EPA on the use of our fuel-borne catalyst resulting from growing commercial interest in its diesel emission control products.  The results from testing of our Platinum Plus fuel-borne catalyst over eight months at laboratories recognized and approved by the EPA confirmed that any potentially allergenic platinum emissions from the use of the Platinum Plus fuel-borne catalyst were hundreds to thousands of times below the lowest published safe level and were consistent with reported platinum emissions from catalyzed control devices, in the opinion of the scientists.

Revenue

We generate revenue from product sales comprised of fuel-borne catalysts, including our Platinum Plus fuel-borne catalyst products and concentrate, and hardware (primarily, our patented ARIS advanced reagent injector and dosing systems for selective catalytic reduction of nitrogen oxides, our Platinum Plus Purifier System, our fuel-borne catalyst and a diesel-oxidation catalyst, and catalyzed wire mesh filters, including catalyzed wire mesh filters used in conjunction with our Platinum Plus fuel-borne catalyst); license and royalty fees from the ARIS system and other technologies; and consulting fees and other (primarily, engineering and development consulting services).  The following table sets forth the percentage contribution of our revenue sources in relation to total revenue for the years ended December 31, 2008, 2007 and 2006.

(in thousands)
	For the years ended December 31,
	2008		2007		2006

Product sales	$7,024	94.0%	$1,466	29.8%	$860	76.6%
License and royalty revenue	451	6.0%	3,459	70.2%	74	6.6%
Consulting and other					189	16.8%
Total	$7,475	100.0%	$4,925	100.0%	$1,123	100.0%

The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.  To date, we have been dependent on a few customers for a significant portion of our revenue (see “Significant Customers” in Note 2 of Notes to Consolidated Financial Statements).  The geographic areas from which our revenue was recognized for the years ended December 31, 2008, 2007 and 2006 are outlined in Note 14 of Notes to Consolidated Financial Statements.

Our Platinum Plus fuel-borne catalyst concentrate and finished product are sold to distributors, resellers and various transportation segments, including on-road, off-road, rail and marine, among other end users.  Our products and solutions are sold to customers through our distribution network, direct sales and the efforts of our sales consultants and agents.  We license the ARIS nitrogen oxides reduction system and the combination of EGR with SCR to others, generally with an up-front fee for the technology and know-how transfer and an on-going royalty per unit.  We also sell finished ARIS-based selective catalytic reduction systems to potential ARIS licensees and end users.  We believe that the ARIS system can most effectively be commercialized through licensing several companies with a related business in these markets.  We are actively seeking additional ARIS licensees for both mobile and stationary applications in the U.S., Europe and Asia.  We offer rights to the catalyzed wire mesh technology through license agreements as well as selling finished filters for use with our Platinum Plus fuel-borne catalyst.

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

Our research and development costs include verification programs, evaluation and testing projects, salary and benefits, consulting fees, materials and testing gear and are charged to operations as they are incurred.  Our research and development expenses, exclusive of patent costs, totaled approximately $430,000, $428,000 and $510,000, respectively, for the years ended December 31, 2008, 2007 and 2006.

Insurance

We maintain coverage for the customary risks inherent in our operations.  Although we believe our insurance policies to be adequate in amount and coverage for current operations, no assurance can be given that this coverage will be, or continue to be, available in adequate amounts or at a reasonable cost, or that such insurance will be adequate to cover any future claims.

Employees

As of March 1, 2009, we had 19 full-time employees and two part-time employees.  We also retain outside consultants, including sales and marketing consultants and agents.  As of March 1, 2009, our sales and marketing team consisted of nine employees, sales consultants and agents supported by our executive officers and members of our Board of Directors.

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

Future growth of our business depends, in part, on successful verification of our products and retention of our verifications.

We believe that it is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the EPA and/or California Air Resources Board protocols to qualify for credits within the EPA and/or California Air Resources Board programs.  Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified.  In 2009, we intend to verify our Platinum Plus fuel-borne catalyst in combination with a high performance diesel particulate filter with California Air Resources Board.  We have no assurance that our product will be verified by California Air Resources Board or that such a verification will be acceptable to the EPA.  Verification is also useful for commercial acceptability.

EPA verifications were withdrawn on two of our products in January 2009 because available test results were not accepted by EPA as meeting new emissions testing requirements for NO2 measurement.  Although prior testing indicates satisfactory performance can be achieved, we have no assurance that the EPA will determine that the results of the proposed evaluations will meet the new standards, nor whether additional testing which may be required by EPA will be adequate to remove any remaining concern the EPA may have regarding use of our fuel-borne catalyst.

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

There is significant competition among companies that provide solutions for pollutant emissions from diesel engines.  Several companies market products that compete directly with our products.  Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services.  We face direct competition from companies with greater financial, technological, manufacturing and personnel resources.  Newly developed products could be more effective and cost efficient than our current or future products.  We also face indirect competition from vehicles using alternative fuels, such as methanol, hydrogen, ethanol and electricity.

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

Some of our patents, including a platinum fuel-borne catalyst patent, expired in 2008.  However, we believe that other longer lived patents, including those for platinum and other fuel-borne catalyst materials in combination with after-treatment devices, will provide adequate protection of our proprietary technology, but there can be no assurance we will be successful in protecting our proprietary technology.

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

Our results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

•	Actions taken by regulatory bodies relating to the verification, registration or health effects of our products.
•	The extent to which our Platinum Plus fuel-borne catalyst and ARIS nitrogen oxides reduction products obtain market acceptance.
•	The timing and size of customer purchases.
•	Customer concerns about the stability of our business which could cause them to seek alternatives to our solutions and products.
•	Increases in raw material costs, especially platinum.

An extended interruption of the supply or a substantial increase in the price of platinum could have an adverse effect on our business.

The cost of platinum or the processing cost associated with converting the metal may have a direct impact on the future pricing and profitability of our Platinum Plus fuel-borne catalyst.  The market price for platinum increased from $480 per ounce in early 2002 to $965 per ounce at December 31, 2005, $1,120 per ounce at December 31, 2006, $1,530 per ounce at December 31, 2007 and decreased to $910 per ounce at December 31, 2008.  On January 30, 2009, the London Metal Exchange afternoon fixing for platinum was $990 per ounce.  Although we may minimize this risk through various purchasing and hedging strategies, there can be no assurance that this will be successful.  A shortage in the supply of platinum or a significant, prolonged increase in the price of platinum, in each case, could have a material adverse effect on our business, operating results and financial condition.

Failure to attract and retain key personnel could have a material adverse effect on our future success.

Our success will depend, in large part, on our ability to retain current key personnel, attract and retain future key personnel, additional qualified management, marketing, scientific, and engineering personnel, and develop and maintain relationships with research institutions and other outside consultants.  The loss of key personnel or the inability to hire or retain qualified personnel, or the failure to assimilate effectively such personnel could have a material adverse effect on our business, operating results and financial condition.

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

We have incurred losses since inception totaling $58.9 million as of December 31, 2008, which amount includes approximately $4.8 million of non-cash preferred stock dividends.  At the date of this Annual Report on Form 10-K, our cash and cash equivalents and investments are estimated to be sufficient for our needs through mid-2010.

We have recognized limited revenues through December 31, 2008 and expect to continue to incur operating losses at least through 2009.  There can be no assurance that we will achieve or sustain significant revenues, positive cash flows from operations or profitability in the future.  See the discussion below under the caption “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have no assurances of additional funding.

We may seek additional funding in the form of a private or public offering of equity securities.  Debt financing would be difficult to obtain because of limited assets and cash flows as well as current general economic conditions.  Any equity funding may depend on prior stockholder approval of an amendment to our certificate of incorporation authorizing additional capital.  Any offering of shares of our common stock may result in dilution to our existing stockholders.  Our ability to consummate financing will depend on the status of our marketing programs and commercialization progress, as well as conditions then prevailing in the relevant capital markets.  There can be no assurance that such funding will be available if needed, or on acceptable terms.  In the event that we need additional funds and are unable to raise such funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going commercialization, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.  See the discussion below under the caption “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have been dependent on a few major customers for a significant portion of our revenue and our revenue could decline if we are unable to maintain or develop relationships with current or potential customers.

Historically, we have derived a significant portion of our revenue from a limited number of customers.  For the year ended December 31, 2008, one customer accounted for approximately 15% of our revenue.  For the year ended December 31, 2007, three customers accounted for approximately 70% of our revenue and for the year ended December 31, 2006, two customers accounted for approximately 42% of our revenue.  We intend to establish long-term relationships with existing customers and continue to expand our customer base.  While we diligently seek to become less dependent on any single customer, it is likely that certain contractual relationships may result in one or more customers contributing to a significant portion of our revenue in any given year for the foreseeable future.  The loss of one or more of our significant customers may result in a material adverse effect on our revenue, our ability to become profitable or our ability to continue our business operations.

Foreign currency fluctuations could impact financial performance.

We have increased our activities in the U.K., Europe and Asia, and consequently, are exposed to fluctuations in foreign currency rates.  We may manage the risk to such exposure by entering into foreign currency futures and option contracts.  Foreign currency fluctuations may have a significant effect on our operations in the future.

An inability to realize proceeds from our auction rate securities right issued by UBS may significantly impact our liquidity.

On November 6, 2008, the Company accepted from UBS an Offer to acquire a “put” right to sell to UBS commencing June 30, 2010 the Company's holdings of $11.7 million par value in auction rate securities (ARS).  Also, UBS has established a loan facility whereby the Company may borrow up to 75% of the UBS-determined value of these ARS collateralized by the securities.   There can be no assurance that the financial position of UBS will be such as to afford the Company the ability to acquire the par value of ARS upon exercise of the put right.

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

The trading volume in our common stock has been relatively limited and a consistently active trading market for our common stock may not develop.  Our common stock began trading on The NASDAQ Capital Market effective October 3, 2007.  Prior to this date, our common stock was traded on the OTC Bulletin Board.  The average daily trading volume in our common stock on these exchanges in 2008 was approximately 7,915 shares.

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

We have a five-year lease which expires on March 31, 2009 for 3,925 square feet of administrative office space in Stamford, Connecticut.  The annual cost of the lease including rent, utilities and parking is approximately $128,000.  We entered into a seven-year lease expiring December 2015 for our relocated U.S. headquarters to 10 Middle Street, Bridgeport, Connecticut (5,515 square feet) at an annual cost of approximately $141,000, including utilities.  We have a lease for 1,942 square feet of office space outside London, U.K. through March 2013 at an annual cost of approximately $65,000, including utilities and parking.  We also lease 2,750 square feet of warehouse space in Milford, Connecticut at an annual cost of approximately $21,000 (including utilities) through July 2009.

Item 3.	Legal Proceedings

We are not involved in any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the fourth quarter of 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The NASDAQ Capital Market in the U.S. effective October 3, 2007, and prior to that date, it traded on the Over-The-Counter Bulletin Board.  Our common stock is also listed on the London Stock Exchange through the Alternative Investment Market (AIM) and also trades in Germany on various regional stock exchanges, including Frankfurt, as well as on the national electronic exchange Xetra.  Reports of transactions of our shares are available on The NASDAQ Capital Market under the trading symbol “CDTI”, on the AIM under the symbol “CDT” and on the Frankfurt exchange under the symbol “CDI”.

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

	OTC Bulletin Board or		AIM of the
	NASDAQ Capital Market		London Stock Exchange
	High	Low	High	Low
	(In U.S. $)		(In GBP)
2007
1st Quarter	$12.25	$9.00	£6.00	£4.25
2nd Quarter	$17.00	$10.25	£7.75	£4.65
3rd Quarter	$15.00	$11.00	£8.00	£5.50
4th Quarter	$30.00	$12.50	£13.24	£6.10
2008
1st Quarter	$24.85	$8.74	£11.50	£5.00
2nd Quarter	$15.98	$10.50	£7.05	£5.00
3rd Quarter	$12.25	$3.00	£6.23	£2.98
4th Quarter	$4.79	$1.54	£3.00	£1.10

Holders

At February 18, 2009, there were 240 holders of record of our common stock representing approximately 1,600 beneficial owners.

Dividends

No dividends have been paid on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Sales and Uses of Unregistered Securities During the Period

None.

Equity Compensation Plan Information as of December 31, 2008

The following table represents options and warrants outstanding as of December 31, 2008:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance
Options:
Equity compensation plans approved by security holders	972,578[1]	$10.19	451,625[1]
Equity compensation plans not approved by security holders	—	—	—
Total Options	972,578	$10.19	451,625
Warrants:
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	424,992	$11.35	—
Total Warrants	424,992	$11.35	—

[1]
 Represents awards issued under the Incentive Plan.  The maximum number of awards allowed under the Incentive Plan is 17.5% of our issued and outstanding common stock less the outstanding options, and is subject to a sufficient number of shares of authorized capital.

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the common stock of the Company, the Russell 2000 Index and the NASDAQ Composite Index since December 31, 2003, assuming a $100 investment.  The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Clean Diesel Technologies, Inc.	$100	$60	$35	$63	$161	$18
Russell 2000 Index	100	117	121	141	138	90
NASDAQ Composite Index	100	109	111	122	132	64

Item 6.	Selected Financial Data

The following selected financial data has been derived from our audited consolidated financial statements.  The Statements of Operations Data relating to 2008, 2007 and 2006, and the Balance Sheet Data as of December 31, 2008 and 2007 should be read in conjunction with the audited consolidated financial statements, including the notes thereto in Item 8, “Consolidated Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Historical results for any prior period are not necessarily indicative of future results for any period.

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA
Revenue:
Product sales	$7,024	$1,466	$860	$760	$659
License and royalty revenue	451	3,459	74	47	54
Consulting and other	─	─	189	5	9
Total revenue	7,475	4,925	1,123	812	722

Operating costs and expenses:
Cost of total revenue	5,717	1,126	658	471	455
Selling, general and administrative	9,992	8,041	5,278	4,963	3,962
Research and development	430	428	510	439	506
Patent amortization and other expense	227	364	235	170	90

Loss from operations	(8,891)	(5,034)	(5,558)	(5,231)	(4,291)
Foreign currency exchange (loss) gain	(845)	(11)	104	(221)	101
Interest income	602	509	58	26	47
Other income (expense), net	(239)	1	12	─	─
Net loss	$(9,373)	$(4,535)	$(5,384)	$(5,426)	$(4,143)

Basic and diluted loss per common share	$(1.15)	$(0.66)	$(1.03)	$(1.48)	$(1.29)

Basic and diluted weighted-average shares outstanding	8,138	6,886	5,212	3,678	3,214

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
BALANCE SHEET DATA
Current assets	$12,219	$11,871	$8,287	$5,505	$4,868
Total assets	18,747	24,663	9,018	6,274	5,513
Current liabilities	4,056	1,663	1,070	496	391
Long-term liabilities	─	─	─	─	─
Working capital	8,163	10,208	7,217	5,009	4,477
Stockholders’ equity	14,691	23,000	7,948	5,778	5,122

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our operating revenue consists of product sales, technology licensing fees and royalties, and consulting and other (primarily, engineering and development consulting services).  The following table sets forth the percentage contribution of our revenue sources in relation to total revenue for the years ended December 31, 2008, 2007 and 2006.

(in thousands)
	For the years ended December 31,
	2008		2007		2006

Product sales	$7,024	94.0%	$1,466	29.8%	$860	76.6%
License and royalty revenue	451	6.0%	3,459	70.2%	74	6.6%
Consulting and other					189	16.8%
Total	$7,475	100.0%	$4,925	100.0%	$1,123	100.0%

The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Product sales include our patented Platinum Plus® fuel-borne catalyst products and concentrate and hardware (primarily, our patented ARIS® advanced reagent injector and dosing systems for selective catalytic reduction of nitrogen oxides, our Platinum Plus Purifier Systems and catalyzed wire mesh filters).  Our Platinum Plus fuel-borne catalyst is registered with the U.S. Environmental Protection Agency (EPA) and other environmental authorities around the world.  Our products are sold to distributors, resellers, various transportation segments, including on-road, off-road, rail and marine, among other end users, through our distribution network and direct sales.

We license our ARIS nitrogen oxides selective catalytic reduction (SCR) system and the combination of exhaust gas recirculation (EGR) with SCR to others, generally with an up-front fee for the technology and know-how and an on-going royalty per unit.  We also sell finished ARIS-based SCR systems to potential ARIS licensees and end users.  We are actively seeking additional licensees for both mobile and stationary applications.  We offer rights to our catalyzed wire mesh technology through license agreements as well as selling finished filters for use with our Platinum Plus fuel-borne catalyst.

Since inception, we have devoted efforts to the research and development of technologies and products in various areas, including platinum fuel-borne catalysts for emission reduction and fuel economy improvement and nitrogen oxides reduction systems to control emissions from diesel engines.  Although we believe we have made progress in commercializing our technologies, we have experienced recurring losses from our operations.  Our accumulated deficit amounted to approximately $58.9 million as of December 31, 2008.  The internally generated funds from our revenue sources have not been sufficient to cover our operating costs.  The ability of our revenue sources, especially product sales and technology license fees and royalties, to generate significant cash for our operations is critical to our long-term success.  We cannot predict whether we will be successful in obtaining market acceptance of our products or technologies or in completing our current licensing agreement negotiations.  To the extent our internally generated funds are inadequate, we believe that we will need to obtain additional working capital through equity financings.  However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all.

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

Research and Development Costs

Costs relating to the research, development and testing of our technologies and products are charged to operations as they are incurred.  These costs include verification programs, evaluation and testing projects, salary and benefits, consulting fees, materials and testing gear.  Our research and development expenses totaled approximately $430,000, $428,000 and $510,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Patents and Patent Expense

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to twenty years.  Indirect and other patent-related costs are expensed as incurred.  Patent amortization expense for the years ended December 31, 2008, 2007 and 2006 was $51,000, $41,000 and $44,000, respectively.

We evaluate the remaining useful life of our patents each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.  If the evaluation determines that the patent’s remaining useful life has changed, the remaining carrying amount of the patent is amortized prospectively over that revised remaining useful life.  We also evaluate our patents for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable.  The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life.  The factors used in evaluating the undiscounted cash flows include current operating results, projected future operating results and cash flows and any other material factors that may affect the continuity or the usefulness of the asset.  If impairment exists or if we decide to abandon a patent, the patent is written down to its fair value based upon discounted cash flows.  At December 31, 2008 and 2007, the Company’s patents, net were $1,027,000 and $817,000, respectively.

Newly Adopted Accounting Standards

Effective January 1, 2008, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for assets and liabilities measured at fair value on a recurring basis.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for which the provisions of SFAS No. 157 should be applied retrospectively.

In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarified the application of FAS 157.  FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The guidance provided by FSP 157-3 is consistent with our approach to valuing our auction rate securities for which there is no active market.

In the first quarter of 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.  SFAS No. 159 did not have a material impact on the on the Company’s consolidated financial position, results of operations or cash flows as the Company did not have any such financial assets and liabilities as of January 1, 2008.

Recent Accounting Pronouncements (not yet adopted)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination.  SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations.  SFAS No. 141R will be applied prospectively for acquisitions beginning in 2009 or thereafter.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity.  All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value.  The Company does not expect the adoption of SFAS No. 160 will have a material effect on the Company financial position, results of operations or cash flows.

In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”).  FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008.  As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities, such as fixed assets and patents.  The Company does not expect the adoption of FSP 157-2 to have a material impact on the on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities.  These enhanced disclosures will discuss: (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows.  The Company does not expect the adoption of SFAS No. 161 will have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”).  FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other US generally accepted accounting principles.  FSP FAS No. 142-3 is effective for the Company for fiscal years beginning after December 15, 2008.  The Company does not expect this standard to have any material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”).  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS No. 133.  EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.  The Company does not expect the adoption of EITF 07-05 to have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue was $7,475,000 in 2008 compared to $4,925,000 in 2007, an increase of $2,550,000, or 51.8%, due primarily to sales of our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  Of our 2008 operating revenue, 94.0% was from product sales and 6.0% was from technology licensing fees and royalties.  Of our operating revenue for the year ended December 31, 2007, approximately 29.8% was from product sales and 70.2% was from technology licensing fees and royalties.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Product sales increased $5,558,000, or 379.1%, to $7,024,000 in 2008 from $1,466,000 in 2007.  The increase in product sales is attributable primarily to demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst to enable regeneration.  We received approval in October 2007 from Transport for London to supply our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  The deadlines for compliance with the London Low Emission Zone are being phased in over time for different classifications of vehicles.  February 2008 was the compliance deadline for vehicles greater than 12 metric tons and July 2008 was the compliance deadline for motor coaches and vehicles greater than 3.5 metric tons.  The next compliance deadline is October 2010 for large vans and minibuses, followed by further compliance deadlines in 2012.  We believe sales of our Purifier Systems for compliance with the requirements of the London Low Emission Zone may provide us with recurring revenue from use of our Platinum Plus fuel-borne catalyst that enables the regeneration of the diesel particulate filter.  We believe we will have the opportunity to expand this business model as additional Low Emission Zones are established throughout Europe.

Our technology license fees and royalties were $451,000 in 2008 compared to $3,459,000 in 2007, a decrease of $3,008,000, or 87.0%, with the decrease attributable to recognition of significant up-front license fees in 2007.  In 2008 and 2007, we executed new technology licensing agreements and recognized revenue from license fees for the use of our ARIS® technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.  Our license agreements executed in 2008 include Headway Machinery Co., Ltd. (Zhucheng City, China), Hilite International, Inc. (Cleveland, Ohio) and Eaton Corporation.  The new license agreements executed in 2007 included Robert Bosch GmbH and Tenneco Automotive Operating Company Inc. and amendment of license agreement with Combustion Components Associates, Inc.  We are continuing our efforts to consummate technology license agreements with manufacturers and component suppliers for the use of our technologies.

Total cost of revenue was $5,717,000 for the year ended December 31, 2008 compared to $1,126,000 for the year ended December 31, 2007, an increase of $4,591,000, or 407.7%, due to higher costs and higher product sales volume in 2008 compared to 2007.  Total gross profit as a percentage of revenue was 23.5% and 77.1% for the years ended December 31, 2008 and 2007, respectively, with the decrease attributable to the mix that included higher product sales.  The gross margin for products compliant with the LEZ requirements was initially set at a low level, based on low prices for our products, to attract interest in our offering to establish greater visibility of the Company in the marketplace.  Our international operation implemented price increases late in the third quarter of 2008.  Gross margin for product sales in 2008 was $1,307,000, or 18.6% of product sales, compared to $340,000 in 2007, or 23.2% in 2007.  Our cost of license fee and royalty revenue was zero in 2008 and 2007 resulting in $451,000 and $3,459,000 gross margin, respectively.

Our cost of product sales includes the costs we incur to formulate our finished products into salable form for our customers, including material costs, labor and processing costs charged to us by our outsourced blenders, installers and other vendors, packaging costs incurred by our outsourced suppliers, freight costs to customers and inbound freight charges from our suppliers.  Our inventory is primarily maintained off-site by our outsourced suppliers.  To date, our purchasing, receiving, inspection and internal transfer costs have been insignificant and have been included in cost of product sales.  In addition, the costs of our warehouse of approximately $21,000 per year are included in selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of revenue and others like us exclude a portion of such costs from gross margin, including such costs instead within operating expenses.  Cost of consulting and other revenue includes incremental out of pocket costs to provide consulting services.  Cost of licensing fees and royalties is zero as there are no incremental costs associated with the revenue.

Selling, general and administrative expenses were $9,992,000 for the year ended December 31, 2008 compared to $8,041,000 in 2007, an increase of $1,951,000, or 24.3%.  The increase in selling, general and administrative costs is primarily attributable to higher compensation and benefit costs, as well as higher professional fees, occupancy costs and bad debt provision, as discussed further below.  Selling, general and administrative expenses are summarized below:

(in thousands)
	Years ended December 31,
	2008		2007
Non-cash stock-based compensation	$1,204		$1,966
Compensation and benefits	4,386		2,997
Total compensation and benefits	$5,590		$4,963
Professional services	1,683	*	1,487	*
Travel	712		622
Occupancy, property and business taxes, supplies, postage and delivery	859		511
Sales and marketing expenses	400		341
Bad debt expense	629		28
Depreciation and all other	119		89
Total	$9,992		$8,041

*  Professional services includes $227,000 of non-cash stock-based compensation charges for fair value of warrants.

The Company’s aggregate non-cash charges for the fair value of stock options and warrants in 2008 were $1,444,000, of which $1,431,000 has been included in selling, general and administrative expenses ($1,204,000 in compensation and $227,000 in professional services) and $13,000 in research and development expenses.  This compares to $2,208,000 in total non-cash stock-based compensation expense in 2007.  Effectively, the 2007 charge reflects two grants of stock options to employees, one grant by the Board of Directors in December 2007 and another in January 2007.

Excluding the non-cash stock-based charges, compensation and benefit expenses were $4,386,000 for 2008 compared to $2,997,000 in 2007, an increase of $1,389,000, or 46.3%, due to new personnel, recruitment and relocation costs, and higher salary rates in 2008 compared to 2007.  The 2008 compensation includes approximately $310,000 in bonuses, whereas, the 2007 compensation includes approximately $400,000 bonus expense based upon achievement of milestones.

Professional fees include investor relations and financial advisory fees along with audit-related costs, including costs of complying with the requirements of Sarbanes-Oxley.  Included in each of 2008 and 2007 is a $227,000 non-cash compensation expense for stock warrants issued for financial advisory services.  The 2008 investor relations program costs were higher than 2007.  Occupancy costs include office rents, insurance, telephone and communications, office supplies and related costs, along with property and various other taxes.  We moved our U.K. administrative offices in November 2007 and our U.S. headquarters in January 2009.  The lease for the new U.S. office provides for more square feet at a lower per square foot cost resulting in total rent expense at a slightly higher rate than 2008 but with lower cash outlay in the early years of the new lease.  Bad debt provision as a percentage of product sales for the year ended December 31, 2008 and 2007 was 9.0% and 1.9%, respectively.  The 2008 provision is attributable to specific aged accounts.

Research and development expenses were $430,000 for the year ended December 31, 2008 compared to $428,000 in 2007, a decrease of $2,000, or 0.5%.  The research and development expenses include $13,000 and $14,000, respectively, in 2008 and 2007 of non-cash charges for the fair value of stock options granted in accordance with SFAS No. 123R.  The 2008 projects included laboratory testing on additive formulations, fuel economy and carbon reduction along with field testing of emission control technologies.  Our 2007 research and development projects included testing required to meet Transport for London’s certification standards for the London Low Emission Zone.  In October 2007, we received approval from Transport for London to supply our Purifier System as an emission reduction solution that meets the standards established for the London LEZ.

Patent amortization and other patent costs decreased to $227,000 in 2008 from $364,000 in 2007, a decline of $137,000, or 37.6%, due to additional costs incurred in 2007 associated with the protection of our patents.  Included are $38,000 and $58,000 in 2008 and 2007, respectively, related to abandonment of some patents in jurisdictions that we deemed unnecessary.  Patent amortization expense for the years ended December 31, 2008 and 2007 was $51,000 and $41,000, respectively.

Interest income was $602,000 for the year ended December 31, 2008 compared to $509,000 in 2007, an increase of $93,000, or 18.3%, due to higher invested balances during the 2008 period, although at lower rates than 2007.

Foreign currency transaction losses, net of gains, were $845,000 and $11,000, respectively for the year ended December 31, 2008 and 2007 due to the strengthening U.S. dollar.

Other expense was $239,000 in 2008 and is comprised of interest expense ($56,000), impairment loss on investments, net ($185,000) and miscellaneous other income.

Interest expense was $56,000 in 2008 compared to zero in 2007 and is due to our borrowing of all of the $3.0 million line of credit we had established with UBS.

The fair value of our auction rate securities (“ARS”) was approximately $10.2 million (par value of $11.7 million) and $18.8 million (par value of $18.8 million) as of December 31, 2008 and 2007, respectively.  We sold $7.1 million of these investments in 2008.  The fair value declined $1.5 million from par value in 2008, which loss was charged to operations.  The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.  The Company also recorded an auction rate securities right (“ARSR”) at a fair value of $1.3 million and recognized the gain in operations, which, together with the $1.5 million decline in fair value of the ARS, resulted in a net charge to operations in 2008 of $0.2 million included in other expense.  The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows was subtracted from the current fair market value of the securities and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.

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

In 2007, we made progress in our ongoing initiative to consummate technology license agreements with manufacturers and component suppliers, including execution of new and amended technology licensing agreements for the use of our ARIS technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.  Our technology license fees and royalties were $3,459,000 in 2007 compared to $74,000 in 2006 and were primarily attributable to upfront license fees from new and amended licenses.

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

(in thousands)
	Years ended December 31,
	2007		2006
Non-cash stock-based compensation	$1,966		$304
Severance			357
Compensation and benefits	2,997		2,400
Total compensation and benefits	$4,963		$3,061
Professional services	1,487	*	792
Travel	622		538
Occupancy	511		406
Sales and marketing expenses	341		279
Bad debts	28		33
Depreciation and all other	89		169
Total	$8,041		$5,278

*  Includes $227,000 of non-cash stock-based compensation charges for fair value of warrants.

Compensation and benefit expense for the year ended December 31, 2007 includes $1,966,000 of non-cash charges for the fair value of stock options granted in accordance with SFAS No. 123R, which we adopted in January 2006 compared to $304,000 of non-cash charges for the fair value of stock options in 2006.  Historically, the Board of Directors has granted employee stock options in December each year but did not grant stock options in December 2006 because of financing activities then underway and determined to make those grants in January 2007.  Effectively, the 2007 charge reflects two grants of stock options to employees, one grant by the Board of Directors in December 2007 and another in January 2007 (the grant that would typically have been made in December with respect to the 2006 year).

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

Liquidity and Capital Resources

Net cash used for operating activities was $6.8 million for the year ended December 31, 2008 and was used primarily to fund the 2008 net loss of $9.4 million, adjusted for non-cash items.  Included in the 2008 non-cash items was share-based compensation expense of $1.4 million accounted for in accordance with SFAS No. 123R.

Accounts receivable, net decreased to $637,000 at December 31, 2008 from $1,927,000 at December 31, 2007 primarily due to collection of receivables from sales of our Purifier System to meet the requirements of the London Low Emission Zone (February and July 2008 were LEZ compliance deadlines in 2008).  In addition, accounts receivable, net declined due to an increase in the allowance for doubtful accounts due to more aged accounts caused by slower collections attributable to a difficult economic environment.  Inventories, net decreased to $974,000 at December 31, 2008 from $1,093,000 at December 31, 2007 due to the timing of our platinum metal purchases.  Our accounts payable and accrued expenses decreased $572,000 reflecting slower general business activities at the end of 2008 compared to the end of 2007 when the Company was involved in launching its accredited Platinum Plus Purifier Systems in response to demand for retrofit systems to comply with the London LEZ.

Investing activities provided $6.6 million in 2008, primarily from sales of auction rate securities.  We capitalized $212,000 of fixed assets primarily associated with our U.S. headquarters to which we relocated in January 2009.  We used $299,000 for investments in our patents, including patent applications in foreign jurisdictions.  We expect to continue to invest in our patents.

Cash provided by financing activities was $3.0 million for the year ended December 31, 2008 and is attributable primarily to proceeds from borrowing from a demand loan facility.  We are using the proceeds from short-term debt for general working capital purposes.

At December 31, 2008 and 2007, we had cash and cash equivalents of $4.0 million and $1.5 million, respectively, an increase of $2.5 million.  Our working capital was $8.2 million at December 31, 2008 compared to $10.2 million at December 31, 2007, a decrease of $2.0 million primarily attributable to the $1.3 million decrease in accounts receivable, net.

At December 31, 2008, our investments are recorded at fair value in accordance with SFAS No. 157 and comprise auction rate securities (“ARS”) and an ARS put right (“ARSR”).  At December 31, 2008 and 2007, we held approximately $10.2 million ($11.7 million par value) and $18.8 million ($18.8 million par value), respectively, in investments in ARS collateralized by student loans, primarily AAA/Aaa-rated, which are substantially guaranteed by the U.S. Department of Education.  We sold $7.1 million of these investments in 2008.  However, starting on February 15, 2008 and continuing to date in 2009, the Company experienced difficulty in effecting additional sales of such securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders.  Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  These failed auctions represent liquidity risk exposure and are not defaults or credit events.  Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.

In May 2008, we arranged a $3 million demand loan facility using our ARS as collateral and in July 2008, borrowed those funds as a matter of financial prudence to secure available cash (see Note 9 of Notes to Consolidated Financial Statements).  In January 2009, UBS approved a $6.5 million credit facility.  The ARS serve as collateral for the loan which is due upon demand (see Note 15 of Notes to Consolidated Financial Statements).

In October 2008, the Company received an offer (the “Offer”) from UBS for a put right permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010).  The Offer also included a commitment to loan us 75% of the UBS-determined value of the ARS at any time until the put is exercised.  The Offer was non-transferable and expired on November 14, 2008.  On November 6, 2008, the Company accepted the Offer.  The Company’s right under the Offer is in substance a put option (with the strike price equal to the par value of the ARS) which it recorded as an asset, measured at its fair value (pursuant to SFAS No. 159), with the resultant gain recognized in earnings.

At December 31, 2007 and for the period through the date the Company accepted the Offer, the Company classified the ARS as available-for-sale under SFAS No. 115.  Thereafter, the Company transferred the ARS to the trading category.

The fair value of the ARS was approximately $10.2 million and $18.8 million at December 31, 2008 and 2007, respectively.  We sold $7.1 million of these investments in 2008.  The fair value declined $1.5 million from par value in 2008, which loss was charged to operations.  The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.  The Company also recorded the ARSR at a fair value of $1.3 million and recognized the gain in operations, which, together with the $1.5 million decline in fair value of the ARS, resulted in a net charge to operations in 2008 of $0.2 million included in other expense.  The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows was subtracted from the current fair market value of the securities and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.  The Company used an independent third party valuation firm to assist it with its determination of fair value of the ARS and ARSR.

Classification of investments as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions.  At December 31, 2008, the Company classified $3.0 million of the ARS as current based on management’s intention to use such securities as consideration if UBS demands payment on its loan prior to the date the Company exercises the ARSR.

The Company will be exposed to credit risk should UBS be unable to fulfill its commitment under the Offer.  There can be no assurance that the financial position of UBS will be such as to afford the Company (a) the ability to acquire the par value of its ARS upon exercise of the put right, or (b) that the Company may receive significant loan proceeds from the UBS loan facility.

Our management believes that based upon the Company’s cash and cash equivalents and investments at December 31, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations for at least the next 12 months.

We have incurred losses since inception aggregating $58.9 million, which amount includes $4.8 million of non-cash preferred stock dividends.  We expect to incur losses through the foreseeable future, until our products and technological solutions achieve greater awareness.  Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, catalyzed wire mesh filters and from technology licensing fees and royalties, revenue to date has been insufficient to cover our operating expenses, and we continue to be dependent upon sources other than operations to finance our working capital requirements.  Historically, we have been primarily dependent upon funding from new and existing stockholders.  The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, that it will be on acceptable terms.

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

Capital Expenditures

As of December 31, 2008, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2008:

(in thousands)
			2 to 3	4 to 5	Over 5
	Total	1 Year	Years	Years	Years
Operating Leases	$1,215	$201	$361	$349	$304

The operating leases include our facilities in the U.S. and U.K. and consist of leases with the following remaining terms:  three months of a five-year lease for our executive offices, 84 months under a new lease for our relocated U.S. headquarters, seven months under a one-year lease for warehouse space and 51 months under a 64-month lease for administrative offices.

Off-Balance Sheet Arrangements

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2008, there were no off-balance sheet transactions.

Factors Affecting our Business and Prospects

See Item 1A. “Risk Factors.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, exchange rates for pounds sterling and Euros, and current turmoil in the capital markets, we are not subject to any significant market risk exposure.  We monitor the price of platinum and exchange rates and adjust our procurement strategies as needed.  See Item 1A. “Risk Factors—Platinum Price.”  Please also see Item 1A. “Risk Factors—Auction Rate Securities Right” for discussion of factors relating to our investments that may impact the Company.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Clean Diesel Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Clean Diesel Technologies, Inc. and subsidiary (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008.  Our audits also included the financial statement Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2008 listed in Item 15(a)(2) in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clean Diesel Technologies, Inc. and subsidiary as of December 31, 2008 and 2007 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the referred financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

As described in Note 2 to the Consolidated Financial Statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clean Diesel Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/  Eisner LLP

New York, New York
March 13, 2009

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$3,976	$1,517
Accounts receivable, net of allowance of $359 and $49, respectively	637	1,927
Investments	6,413	7,100
Inventories, net	974	1,093
Other current assets	219	234
Total current assets	12,219	11,871

Investments	5,127	11,725
Patents, net	1,027	817
Fixed assets, net of accumulated depreciation of $505 and $421, respectively	296	175
Other assets	78	75
Total assets	$18,747	$24,663

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$501	$757
Accrued expenses	534	850
Short-term debt	3,013	─
Customer deposits	8	56
Total current liabilities	4,056	1,663

Commitments (Note 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share: authorized 12,000,000; issued and outstanding 8,138,304 and 8,124,056 shares, respectively	81	81
Additional paid-in capital	73,901	72,447
Accumulated other comprehensive loss	(406)	(16)
Accumulated deficit	(58,885)	(49,512)
Total stockholders’ equity	14,691	23,000
Total liabilities and stockholders’ equity	$18,747	$24,663

The accompanying notes are an integral part of the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the years ended December 31,
Revenue:	2008	2007	2006
Product sales	$7,024	$1,466	$860
Technology licensing fees and royalties	451	3,459	74
Consulting and other	─	─	189
Total revenue	7,475	4,925	1,123

Costs and expenses:
Cost of product sales	5,717	1,126	612
Cost of licensing fees and royalties	─	─	─
Cost of consulting and other revenue	─	─	46
Selling, general and administrative	9,992	8,041	5,278
Research and development	430	428	510
Patent amortization and other expense	227	364	235
Operating costs and expenses	16,366	9,959	6,681

Loss from operations	(8,891)	(5,034)	(5,558)

Other income (expense):
Foreign currency exchange (loss) gain	(845)	(11)	104
Interest income	602	509	58
Other	(239)	1	12

Net loss	$(9,373)	$(4,535)	$(5,384)
Basic and diluted loss per common share	$(1.15)	$(0.66)	$(1.03)
Basic and diluted weighted-average number of common shares outstanding	8,138	6,886	5,212

Consolidated Statements of Comprehensive Loss
(in thousands)
	For the years ended December 31,
	2008	2007	2006

Net loss	$(9,373)	$(4,535)	$(5,384)
Other comprehensive income (loss):
Foreign currency translation adjustment	(390)	(20)	4
Comprehensive loss	$(9,763)	$(4,555)	$(5,380)

The accompanying notes are an integral part of the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
			Common Stock
	Common Stock		To be Issued
	Shares	Amount	Shares	Amount

Balance at December 31, 2005	5,073	$51	141	$1	$45,319	$ ─	$(39,593)	$5,778

Net loss	─	─	─	─	─	─	(5,384)	(5,384)
Options exercised	3	─	─	─	14	─	─	14
Compensation expense for stock options	─	─	─	─	304	─	─	304
Issuance of common stock	876	9	(141)	(1)	4,718	─	─	4,726
Common stock subscribed and to be issued	─	─	668	7	4,306	─	─	4,313
Subscriptions receivable, net (unpaid as of March 23, 2007)	─	─	─	─	(1,901)	─	─	(1,901)
Foreign currency translation	─	─	─	─	─	4	─	4
Payment of directors’ fees in common stock	12	─	─	─	94	─	─	94

Balance at December 31, 2006	5,964	$60	668	$7	$52,854	$4	$(44,977)	$7,948

Net loss	─	─	─	─	─	─	(4,535)	(4,535)
Warrants exercised	1,400	14	─	─	15,159	─	─	15,173
Options exercised	72	─	─	─	353	─	─	353
Compensation expense for stock options	─	─	─	─	2,208	─	─	2,208
Issuance of common stock	668	7	(668)	(7)	1,901	─	─	1,901
Foreign currency translation	─	─	─	─	─	(20)	─	(20)
Expenses of registration and reverse split	─	─	─	─	(168)	─	─	(168)
Payment of directors’ fees in common stock	20	─	─	─	140	─	─	140

Balance at December 31, 2007	8,124	$81	─	$ ─	$72,447	$(16)	$(49,512)	$23,000

Net loss	─	─	─	─	─	─	(9,373)	(9,373)
Options exercised	14	─	─	─	24	─	─	24
Compensation expense for stock options	─	─	─	─	1,444	─	─	1,444
Expenses of registration	─	─	─	─	(14)	─	─	(14)
Foreign currency translation	─	─	─	─	─	(390)	─	(390)

Balance at December 31, 2008	8,138	$81	─	$ ─	$73,901	$(406)	$(58,885)	$14,691

The accompanying notes are an integral part of the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Statements of Cash Flow
(in thousands)

	For the years ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(9,373)	$(4,535)	$(5,384)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	142	112	138
Provision for inventory	─	22	27
Provision for doubtful accounts, net	629	28	23
Compensation expense for stock options and warrants	1,444	2,208	304
Loss on disposition/abandonment of fixed assets/patents	38	58	23
Loss on investments, net	185	─	─
Changes in operating assets and liabilities:
Accounts receivable	661	(1,855)	2
Inventories	119	(750)	(107)
Other current assets and other assets	12	(177)	(12)
Accounts payable and accrued expenses	(572)	677	678
Other liabilities	(48)	56	(9)
Net cash used for operating activities	(6,763)	(4,156)	(4,317)

Investing activities
Sale (purchase) of investments, net	7,100	(18,825)	─
Patent costs	(299)	(313)	(94)
Purchase of fixed assets	(212)	(154)	(20)
Net cash provided by (used for) investing activities	6,589	(19,292)	(114)

Financing activities
Proceeds from short-term debt	3,013	─	─
Proceeds from issuance of common stock, net	─	4,313	5,214
Proceeds from exercise of warrants	─	15,173	─
Proceeds from exercise of stock options	24	353	14
Stockholder-related charges	(14)	(168)	─
Net cash provided by financing activities	3,023	19,671	5,228
Effect of exchange rate changes on cash	(390)	(20)	4

Net increase (decrease) in cash and cash equivalents	$2,459	$(3,797)	$801
Cash and cash equivalents at beginning of the year	1,517	5,314	4,513

Cash and cash equivalents at end of the year	$3,976	$1,517	$5,314

Supplemental non-cash activities:
Common stock subscribed, net	$ ─	$ ─	$4,313
Payment of accrued directors’ fees in common stock	─	140	94

The accompanying notes are an integral part of the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

1.         Business and Basis of Presentation

Clean Diesel Technologies, Inc. (“CDT,” the “Company,” “we,” “us” or “our”) (a Delaware corporation) is a developer of technological solutions to reduce harmful emissions from internal combustion engines while improving fuel economy.   The Company licenses its patented technologies to leading manufacturers and suppliers, addressing original equipment (OEM) and retrofit markets globally.  The Company’s products and patented technologies include Platinum Plus®, a fuel-borne catalyst; a range of Purifier™ Systems, which combines its fuel-borne catalyst in integrated emission control aftertreatment systems with diesel particulate filters, diesel oxidation catalysts, or with catalyzed wire mesh filter systems; and the ARIS® nitrogen oxides selective catalytic reduction (SCR) system.   CDT is establishing a network of licensed distributors to sell and market its selective catalytic products and solutions.   For market development and technology validation purposes, CDT also directly markets and sells products based on its suite of technologies to end-users, such as corporate fleets, generating demand, proving product performance, and creating further innovations.  CDT’s strategy for commercialization of its technologies, including the patented combination of exhaust gas recirculation (EGR) with SCR and the ARIS nitrogen oxides reduction system, is to enter into license agreements with OEMs, Tier 1 suppliers and retrofit providers for the patents and related know-how, compensating the Company by market-appropriate up-front license fee structures and on-going royalties.   The success of the Company’s technologies will depend upon the commercialization opportunities as supported by federal, state and local governmental regulations and by incentives driving adoption around the world.

During 2008, 2007 and 2006, the Company incurred net losses of approximately $9.4 million, $4.5 million and $5.4 million, respectively, and at December 31, 2008, has an accumulated deficit of approximately $58.9 million.  Net cash used for operating activities for the year ended December 31, 2008 was approximately $6.8 million.  As of December 31, 2008, the Company’s cash and cash equivalents were $4.0 million, investments were $11.5 million and working capital was $8.2 million.  Based upon the Company’s operating and cash plan for 2009, management believes that the Company will have sufficient working capital to fund its operations through December 31, 2009.

2.         Significant Accounting Policies

Consolidation:

The consolidated financial statements include the accounts of CDT and Clean Diesel International, LLC (“CD International”), its wholly-owned subsidiary, after elimination of all significant intercompany transactions and balances.

Reverse Split of Common Stock:

On June 15, 2007, the Company effected a five-for-one reverse split of its common stock.  All historical share numbers and per share amounts in these financial statements have been adjusted to give effect to this reverse split (see Note 7).

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

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Revenue Recognition:

The Company generates revenue from product sales comprised of fuel-borne catalysts, including the Platinum Plus fuel-borne catalyst products and concentrate and hardware including the Purifier System, ARIS advanced reagent injection system injectors and dosing systems; license and royalty fees from the ARIS System and other technologies; and consulting fees and other.

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

Cost of Revenue:

Our cost of product sales includes the costs we incur to formulate our finished products into salable form for our customers, including material costs, labor and processing costs charged to us by our outsourced blenders, installers and other vendors, packaging costs incurred by our outsourced suppliers, freight costs to customers and inbound freight charges from our suppliers.  Our inventory is primarily maintained off-site by our outsourced suppliers.  To date, our purchasing, receiving, inspection and internal transfer costs have been insignificant and have been included in cost of product sales.  In addition, the costs of our warehouse of approximately $21,000 per year are included in selling, general and administrative expenses.  Cost of consulting and other revenue includes incremental out of pocket costs to provide consulting services.  Cost of licensing fees and royalties is zero as there are no incremental costs associated with the revenue.

Cash and cash equivalents:

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at date of acquisition.  At times, the Company maintains cash and cash equivalents in accounts in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Inventories:

Inventories are stated at the lower of cost or market with cost determined using the average cost method.  We assess the realizability of inventories by periodically conducting a physical inventory and reviewing the movement of inventory to determine the value of items that are slow moving and obsolete.  The potential for near-term product engineering changes and/or technological obsolescence and current realizability are considered in determining the adequacy of inventory reserves.  At each of December 31, 2008 and 2007, our inventory reserves were $22,000.

Fixed Assets:

Our fixed assets, comprised of leasehold improvements, furniture and fixtures, purchased software, office and computer equipment, are stated at cost.  Depreciation is computed over the estimated useful lives of the depreciable assets ranging from three to five years using the straight-line method.  Depreciation expense was $91,000, $71,000 and $94,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Patents:

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to twenty years.  Indirect and other patent-related costs are expensed as incurred.

We evaluate the remaining useful life of our patents at each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.  If the evaluation determines that the patent’s remaining useful life has changed, the remaining carrying amount of the patent is amortized prospectively over that revised remaining useful life.  We also evaluate our patents for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable.  The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life.  The factors used in evaluating the undiscounted cash flows include current operating results, projected future operating results and cash flows and any other material factors that may affect the continuity or the usefulness of the asset.  If impairment exists or if we decide to abandon a patent, the patent is written down to its fair value based upon discounted cash flows.  At December 31, 2008 and 2007, the Company’s patents, net were $1,027,000 and $817,000, respectively.

Comprehensive Loss:

We report comprehensive loss in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.”  The provisions of SFAS No. 130 require that the Company report the changes in stockholders’ equity from all sources during the period other than those resulting from investments by and distributions to stockholders.  Accordingly, the consolidated statements of comprehensive loss are presented, while the caption “accumulated other comprehensive loss” is included on the consolidated balance sheets as a component of stockholders’ equity.  Due to availability of net operating losses and the resultant deferred tax benefit being fully reserved, there is no tax effect associated with any component of other comprehensive loss.  Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss, including foreign currency translation adjustments.

Foreign Currency Translation:

Gains or losses on foreign currency transactions are included in other income (expense) in the consolidated statements of operations and aggregated a loss of $845,000 in 2008, a loss of $11,000 in 2007 and a gain of $104,000 in 2006. Prior to 2006, the U.S. dollar was considered the functional currency for CD International, the Company’s U.K. branch.  During 2006, the activities of CD International increased, including transacting business in local currency.  Accordingly, commencing in 2006, the functional currency changed to the British pound sterling and thereafter assets and liabilities of CD International are translated at the exchange rates in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rates for the period.  The resulting foreign currency translation adjustment of $(390,000) and $(20,000) for the years ended December 31, 2008 and 2007, respectively, is included in accumulated other comprehensive loss as a component of stockholders’ equity.  The resulting effect of remeasurement of CD International’s accounts into its functional currency as a result of the change was not significant.  The Company’s policy is that exchange differences arising from the translation of the balance sheets of entities that have functional currencies other than the U.S. dollar are taken to accumulated other comprehensive loss, a component of stockholders’ equity.  In entities where the U.S. dollar is the functional currency, unrealized gains and losses due to remeasurement of monetary assets held in currencies other than the U.S. dollar are reflected in foreign currency exchange gain (loss) on the consolidated statement of operations.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Valuation of Accounts Receivable:

The Company makes judgments as to the collectability of accounts receivable based upon the historic trends and future expectations.  Management estimates an allowance for doubtful accounts, which adjusts gross trade accounts receivable downward to its estimated net realizable value.  To determine the allowance for doubtful accounts, management reviews specific customer risks and the accounts receivable aging.

Basic and Diluted Loss per Common Share:

Basic and diluted loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period.  Diluted loss per share is computed in a manner similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method.  The Company’s computation of diluted net loss per share for 2008, 2007 and 2006 does not include common share equivalents associated with 972,578, 812,800 and 648,100 options, respectively, and 424,992, 424,992 and 1,557,400 warrants, respectively, as the result would be anti-dilutive.  Further, the per share effects of the common stock subscribed and to be issued have not been included as the effect would be anti-dilutive.

Fair Value of Financial Instruments:

Our instruments are carried at fair value (see below under caption “Investments”).  Certain financial instruments are carried at cost on our consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature.  These instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, customer deposits, accrued expenses and short-term debt.

Investments:

The Company’s investments consist of auction rate securities (“ARS”) and an auction rate securities right (“ARSR”) (see Note 5).  The Company accounts for its ARS investments using the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities” and its ARSR investment using the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.”  SFAS No. 115 provides for determination of the appropriate classification of investments.  Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders’ equity.  Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on our consolidated statements of operations.

SFAS No 159, which the Company adopted on January 1, 2008, provides a fair value option election that allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain assets and liabilities. Changes in fair value are recognized in earnings as they occur for those assets or liabilities for which the election is made. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

The Company’s investments are reported at fair value in accordance with SFAS No. 157, “Fair Value Measurements,” which was adopted on January 1, 2008. SFAS 157 accomplishes the following key objectives:

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of the valuation hierarchy are as follows:

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

In October 2008, the FASB issued FASB Staff Position (“FSP”) FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS No. 157-3”), to provide guidance on determining the fair value of financial instruments in inactive markets.  FSP FAS No. 157-3 became effective for the Company upon issuance.  This standard had no impact on the Company’s financial position, results of operations or cash flows.

Concentrations of Credit Risk:

Financial instruments, which potentially subject us to concentration of credit risk, consist of cash and cash equivalents, investments and accounts receivables.  We maintain cash and cash equivalents in accounts with various financial institutions in amounts which, at times, may be in excess of the FDIC insurance limit.  We do not believe we are exposed to any significant risk with respect to cash and cash equivalents.

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

Significant Customers:

In each of the years ended December 31, 2008, 2007 and 2006, revenue derived from certain customers comprised 10% or more of our consolidated revenue (“significant customers”) as set forth in the table below:

As a percentage of consolidated revenue:
	Years ended December 31,
	2008	2007	2006
Customer A	15.1%	*	*
Customer B	*	30.5%	*
Customer C	*	24.3%	*
Customer D	*	15.5%	*
Customer E	*	*	29%
Customer F	*	*	13%

*	Represents less than 10% revenue for that customer in the applicable year. There were no other customers that represented 10% or more of revenue for the years indicated.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

At December 31, 2008, no one customer represented greater than 10% of the Company’s gross accounts receivable balance.  At December 31, 2007, the Company had one customer that represented 57% of its gross accounts receivable balance (Customer B).

Stock-Based Compensation:

The Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” effective January 1, 2006.  SFAS No. 123R requires the Company to measure the cost of employee, officer and director services received in exchange for stock-based awards at the fair value of the award on the date of grant.

Research and Development Costs:

Costs relating to the research, development and testing of our technologies and products are charged to operations as they are incurred.  These costs include verification programs, evaluation and testing projects, salary and benefits, consulting fees, materials and testing gear.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses are comprised of the following:

(in thousands)
	Years ended December 31,
	2008		2007		2006
Non-cash stock-based compensation	$1,204		$1,966		$304
Severance					357
Compensation and benefits	4,386		2,997		2,400
Total compensation and benefits	$5,590		$4,963		$3,061
Professional services	1,683	*	1,487	*	792
Travel	712		622		538
Occupancy, property and business taxes, supplies, postage and delivery	859		511		406
Sales and marketing expenses	400		341		279
Bad debt expense	629		28		33
Depreciation and all other	119		89		169
Total	$9,992		$8,041		$5,278

*  Includes $227,000 of non-cash stock-based compensation charges for fair value of warrants.

Aggregate non-cash share-based compensation charges incurred by the Company in 2008, 2007 and 2006, were $1,444,000, $2,208,000 and $304,000, respectively, all of which was included in selling, general and administrative expenses, except $13,000 and $14,000 in 2008 and 2007, respectively, included in research and development expenses.

Income Taxes:

Deferred income taxes are provided for the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

Recent Accounting Pronouncements (not yet adopted):

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

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination.  SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations.  SFAS No. 141R will be applied prospectively for acquisitions beginning in 2009 or thereafter.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity.  All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value.  The Company does not expect the adoption of SFAS No. 160 to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities.  These enhanced disclosures will discuss: (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”).  FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other US generally accepted accounting principles.  FSP FAS No. 142-3 is effective for the Company for fiscal years beginning after December 15, 2008.  The Company does not expect this standard to have any material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF 07-05”).  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS No. 133.  EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.  The Company does not expect the adoption of EITF 07-05 to have a material impact on the Company’s financial position, results of operations or cash flows.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

3.           Inventories

Inventories are comprised of the following:

(in thousands)
	December 31,
	2008	2007
Finished Platinum Plus fuel-borne catalyst	$144	$165
Platinum concentrate/metal	578	656
Hardware	268	260
Other	6	34
	$996	$1,115
Less: inventory reserves	(22)	(22)
Inventories, net	$974	$1,093

At December 31, 2008 and 2007, U.S. inventories were approximately 80% and foreign inventories were approximately 20% of the total inventories, net.

4.         Patents

Patents held by the Company consist of capitalized patent costs net of accumulated amortization and are as follows:

(in thousands)
	December 31,
	2008	2007
Patents	$1,220	$975
Less: accumulated amortization	(193)	(158)
Patents, net	$1,027	$817

Patent amortization expense for the years ended December 31, 2008, 2007 and 2006 was $51,000, $41,000 and $44,000, respectively.  Patent amortization expense for each of the five succeeding years based upon patents as of December 31, 2008 is estimated to be approximately $50,000 annually.  In each of 2008, 2007 and 2006, the Company wrote off net patent costs in jurisdictions the Company determined to abandon totaling approximately $38,000, $58,000 and $23,000, respectively.

5.         Investments

In accordance with SFAS No. 157, the Company’s investments as of December 31, 2008 have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  The fair value of the investments may be revised in future periods as market conditions evolve.  Investments are comprised of the following:

(in thousands)
	December 31,
	2008	2007

Auction rate securities	$10,235	$18,825
Auction rate securities right	1,305	─
Total investments	$11,540	$18,825
Classified as current assets	6,413	7,100
Classified as non-current assets	$5,127	$11,725

Our ARS are variable-rate debt securities, most of which are AAA/Aaa rated, that are collateralized by student loans substantially guaranteed by the U.S. Department of Education.  While the underlying securities have a long-term nominal maturity, the interest rate is reset through dutch auctions that are typically held every 28 days. The contractual maturities of our ARS range from 2027 to 2047. Auctions for our ARS have failed since February 2008 resulting in illiquid investments for the Company.  Our ARS were purchased and held through UBS.  In October 2008, the Company received an offer (the “Offer”) from UBS AG for a put right permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010).  The Offer also included a commitment to loan us 75% of the UBS-determined value of the ARS at any time until the put is exercised.  We accepted the Offer on November 6, 2008.  Our right under the Offer is in substance a put option (with the strike price equal to the par value of the ARS) which we recorded as an asset, measured at its fair value (elected pursuant to SFAS No. 159), with the resultant gain recognized in operations.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

At December 31, 2007 and for the period through the date the Company accepted the Offer, the Company classified the ARS as available-for-sale under SFAS No. 115. Thereafter, the Company transferred the ARS to the trading category.

The fair value of the ARS was approximately $10.2 million (par value of $11.7 million) and $18.8 million (par value of $18.8 million) as of December 31, 2008 and 2007, respectively.  We sold $7.1 million of these investments in 2008.  The fair value declined $1.5 million from par value in 2008, which loss was charged to operations.  The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.  The Company also recorded the ARSR at a fair value of $1.3 million and recognized the gain in operations, which, together with the $1.5 million decline in fair value of the ARS, resulted in a net charge to operations in 2008 of $0.2 million included in other expense.  The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows were subtracted from the current fair market value of the securities and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.

Classification of investments as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions.  At December 31, 2008, the Company classified $6.4 million of the ARS as current based on management’s intention to use such securities as consideration if UBS demands payment on its loan prior to the date the Company exercises the ARSR (see Notes 9 and 15).

The Company will be exposed to credit risk should UBS be unable to fulfill its commitment under the Offer.  There can be no assurance that the financial position of UBS will be such as to afford the Company the ability to acquire the par value of its ARS upon exercise of the ARSR.

Accrued interest receivable at December 31, 2008 and 2007 was approximately $11,000 and $49,000, respectively.

The table below includes a rollforward of the Company’s investments in ARS and ARSR from January 1, 2008 to December 31, 2008:

(in thousands)
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value, January 1, 2008	$18,825		$—
Purchases	—		—
Sales	(7,100)		—
Transfers (out) in	(11,725)		11,725
Unrealized loss included in statement of operations	—		(185)
Fair value, December 31, 2008	$—		$11,540
Change in unrealized loss		$	(185)

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

6.         Accrued Expenses

Accrued expenses are comprised of the following:

(in thousands)
	December 31,
	2008	2007
Professional fees	$168	$264
Accrued compensation	234	254
Accrued directors’ and technical advisory board fees	─	44
Accrual for inventory received	─	106
Value added taxes payable	9	98
Travel and all other	123	84
Accrued expenses	$534	$850

7.           Stockholders’ Equity

Authorized Capital Stock

As of December 31, 2008, the Company has 12.1 million shares authorized, 12 million shares of which are $0.01 par value common stock and 100,000 of which are $0.01 par value preferred stock.  At the Company’s annual meeting of stockholders held on June 7, 2007, the stockholders approved a five-to-one reverse split of the Company’s common stock, a reduction of the par value of the Company’s common stock from $0.05 per share to $0.01 per share and an increase to the number of shares of common stock the Company is authorized to issue from 9 million to 12 million.  Such actions became effective on June 15, 2007 when the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware.  The historical share numbers and per share amounts in these financial statements for all periods presented have been adjusted to give effect to the reverse split.  At the Company’s annual meeting of stockholders held on June 15, 2006, the stockholders approved an amendment to increase the number of shares of common stock the Company is authorized to issue from 6 million to 9 million.  Such amendment became effective on June 21, 2006 when the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware.  The Company believes that there is a sufficient number of shares authorized to cover its current needs.

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

Issuance of Common Shares

In 2008, we issued 14,247 shares of our common stock upon the exercise of 27,166 stock options.  In connection therewith, we received approximately $24,000 in cash and the surrender of 12,920 stock options.

In 2008, the Company charged approximately $14,000 to additional paid-in capital for costs incurred in connection with our filing of a Post-effective Amendment to a Registration Statement on Form S-1.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

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

We received gross proceeds of $15.7 million from the exercise of 699,883 of our Class A warrants and 699,990 of our Class B warrants.  The newly issued shares are covered by an effective Registration Statement on file with the Securities and Exchange Commission.  Proceeds from the exercise of the Class A and B warrants, net of approximately $575,000 in placement agent fees, totaled $15.2 million.  We also issued 143,432 five-year warrants to the placement agent as additional compensation (see Note 8).  The proceeds from the exercise of warrants were used for general corporate purposes.

In 2007, we issued 72,178 shares of our common stock upon exercise of 93,609 options.  In connection therewith, we received approximately $353,000 in cash and the surrender of 21,431 shares.

In January and June 2007, we issued 17,142 and 2,457, respectively, of our common stock to non-executive members of our board of directors in lieu of approximately $115,000 and $25,000 of directors’ fees earned for services provided during the year ended December 31, 2006 and the first quarter of 2007.  In June 2006, the Company issued 12,438 shares of its common stock to non-executive members of its board of directors in lieu of approximately $94,000 of directors’ fees earned for services provided during the year ended December 31, 2005.  The number of shares of our common stock issued to the directors was determined based upon the average of the high and low share prices during each quarter.  The grant date for such shares of common stock for purposes of measuring compensation is the last day of the quarter in which the shares are earned, which is the date that the director begins to benefit from, or be adversely affected by, subsequent changes in the price of the stock.  Directors’ compensation charged to operations did not materially differ from such measurement.

On December 29, 2006, the Company secured commitments for the purchase of 1,400,000 shares of its common stock, par value $0.01, and warrants for the purchase of an additional 1,400,000 shares of common stock for aggregate gross cash proceeds of $9.5 million (net proceeds of approximately $9.0 million).  Of such total, $5.0 million ($4.7 million, net) had been received by December 31, 2006 and comprised 732,001 shares of our common stock.  Of the remaining balance of $4.5 million ($4.3 million, net), $2.5 million was paid by subscribers by March 23, 2007.  This amount, net of the related placement fee of approximately $0.1 million, was classified in current assets as subscriptions receivable on the December 31, 2006 balance sheet and represented 373,554 shares of our common stock.  Net subscriptions receivable of $1.9 million (net of the related placement fees of approximately $0.1 million) that had not paid as of March 23, 2007 was classified as a reduction of stockholders’ equity at December 31, 2006 and represented 294,444 shares of our common stock.  The securities were sold in investment units consisting of one share of common stock, one Class A warrant and one Class B warrant, each warrant entitling the holder to purchase one additional share of common stock for every two shares of common stock acquired in the offering at a purchase price of $6.75 per unit (see Note 8).  The material terms of the agreements between the Company and the investors were as follows:

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

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

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

In connection with the offering, the Company incurred expenses including initial commissions to the placement agent of approximately $410,000.  In addition, the Company agreed to issue warrants to the placement agent for the purchase of 140,542 shares of the Company’s common stock, at an exercise price of $8.44 per share expiring on December 29, 2011, as additional compensation for services, subject to the availability of authorized shares of common stock not otherwise committed.

8.         Stock Options and Warrants

Stock Options

The Company maintains an equity award plan approved by its stockholders, the Incentive Plan (the “Plan”).  Under the Plan, awards may be granted to participants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based awards or cash, or combinations of these as determined by the board of directors.  Awards are granted at fair market value on the date of grant and typically expire 10 years after date of grant.  Participants in the Plan may include the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as the board of directors may determine.  The maximum number of awards allowed under the Plan is 17.5% of the Company’s outstanding common stock less the then outstanding awards, subject to sufficient authorized shares.  In general, the policy of the board of directors is to grant stock options that vest in equal amounts on the date of grant and the first and second anniversaries of the date of grant, except that awards to non-executive members of the board of directors typically vest immediately.

The Company estimates the fair value of stock options using a Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the expected term, expected volatility of the Company’s stock, the risk free interest rate, option forfeiture rates, and dividends, if any.  The expected term of the options is based upon the historical term until exercise or expiration of all granted options.  The expected volatility is derived from the historical volatility of the Company’s stock on the U.S. NASDAQ Capital Market (the Over-the-Counter market prior to October 3, 2007) for a period that matches the expected term of the option.  The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option.  SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards ultimately expected to vest.  The estimate is based on the Company’s historical rates of forfeitures.  SFAS No. 123R also requires estimated forfeitures to be revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.  The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the future.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

The weighted-average fair values at the date of grant for options granted during the years ended December 31, 2008, 2007 and 2006 were $3.18, $11.65 and $7.47, respectively, and were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2008	2007	2006
Expected term in years	8.84	8.75	8.64
Risk-free interest rate	2.46%	2.38%	4.56%
Expected volatility	89.1%	97.5%	104.7%
Dividend yield	0%	0%	0%

Share-based compensation expense recognized by the Company in 2008 and 2007 includes compensation expense for share-based awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Share-based compensation expense recognized by the Company in 2006 included (i) compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

For the years ended December 31, 2008, 2007 and 2006, share-based compensation for options and warrants was $1,444,000, $2,208,000 and $304,000, respectively.  Compensation costs for stock options which vest over time are recognized over the vesting period.  As of December 31, 2008, the Company had $1.0 million of unrecognized compensation cost related to granted stock options and warrants that remained to be recognized over vesting periods.  These costs are expected to be recognized over a weighted average period of one year.

The following table summarizes the Company’s stock option activity and related information for the years ended December 31:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	812,844	$11.72	648,087	$10.08	649,187	$10.31
Options granted	202,500	$4.18	291,166	$14.57	21,000	$8.32
Options exercised	(27,166)	$10.37	(93,609)	$7.55	(3,000)	$4.50
Options expired	(1,500)	$10.00	(20,333)	$23.02	(9,667)	$23.08
Options forfeited	(14,100)	$11.19	(12,467)	$6.17	(9,433)	$10.00
Outstanding at end of year	972,578	$10.19	812,844	$11.72	648,087	$10.08

Options exercisable at year-end	780,744	$10.62	657,177	$11.21	597,931	$10.41
Options available for grant at year-end	451,625		608,866		144,853
Weighted-average fair value of options granted during the year		$3.18		$11.65		$7.47
Aggregate intrinsic value – options exercised		$288,414		$880,974		$3,000
Aggregate intrinsic value – options outstanding		$—
Aggregate intrinsic value – options exercisable		$—

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.705	174,500	9.98	$ 2.71	80,500	$ 2.71
$3.60 – $7.875	119,767	5.49	$ 5.63	114,767	$ 5.57
$8.25 – $9.10	199,910	7.23	$ 8.78	161,244	$ 8.73
$9.20 – $10.125	128,200	4.81	$ 9.65	128,200	$ 9.65
$12.50 – $16.50	184,700	3.35	$ 14.28	178,867	$ 14.28
$16.99 – $19.125	165.501	8.98	$ 18.97	117,167	$ 19.05

$2.705 – $19.125	972,578	6.75	$ 10.19	780,744	$ 10.62

Warrants

In 2008, there was no activity in the Company's 424,992 outstanding warrants.

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

As discussed in Note 7, the December 2006 private placement offered investment units that consisted of one share of common stock, one Class A warrant and one Class B warrant.  The Class A and B warrants were immediately exercisable.  The Class A warrants entitled the holder until July 2, 2007 to purchase, at a price of $10.00 per share, one share of common stock for every two shares of common stock acquired in the offering.  The Class B warrants entitled the holder until December 29, 2007 to purchase, at a price of $12.50 per share, one share of common stock for every two shares of common stock acquired in the offering.  Based upon 1,400,000 investment units sold and subscribed, an aggregate of 0.7 million of each of Class A and Class B warrants were issuable.  In addition, the Company agreed to issue five-year warrants to purchase 140,542 shares of the Company’s common stock, at an exercise price of $8.44 per share, to the placement agent as additional compensation for its services, subject to the availability of authorized capital not otherwise committed (the initial number of warrants agreed to be issued was 66,400).  The Company’s warrant activity for the year December 31, 2006 included warrants to be issued comprised of 0.7 million Class A warrants, 0.7 million Class B warrants and 66,400 of the warrants due to the placement agent.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Warrant activity for the years ended December 31 is summarized as follows:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	424,992	$11.35	1,557,424	$10.98	101,346		$8.84
Warrants to be issued	─	$ ─	143,432	$14.09	1,466,400		$11.13
Warrants issued	─	$ ─	124,142	$11.67	─	$	─
Warrants exercised	─	$ ─	(1,399,873)	$11.25	─	$	─
Warrants expired / forfeited	─	$ ─	(133)	$7.71	(10,322)		$10.00
Outstanding and to be issued at end of year	424,992	$11.35	424,992	$11.35	1,557,424		$10.98
Warrants exercisable at year-end	424,992	$11.35	424,992	$11.35	1,557,424		$10.98

Aggregate intrinsic value		$ ─		$4,953,662			$102,325

The following table summarizes information about warrants outstanding as of December 31, 2008:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding And Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$ 7.50 – $8.15	63,053	3.54	$ 7.97
$ 8.44	140,542	3.00	$ 8.44
$ 10.00 - $16.45	221,397	3.53	$ 14.15

	424,992	3.35	$ 11.35

9.         Short-term Debt

On July 25, 2008, the Company borrowed $3.0 million from the demand loan facility with UBS collateralized by our ARS, a facility we had arranged on May 8, 2008.  Management determined to draw down the entire facility as a matter of financial prudence to secure available cash.  The loan facility was available for our working capital purposes and required that we continue to meet certain collateral maintenance requirements, such that our outstanding borrowings may not exceed 50% of the value of our ARS as determined by the lender.  No facility fee was required.  Borrowings bear interest at a floating interest rate per annum equal to the sum of the prevailing daily 30-day Libor plus 25 basis points.  Interest expense for the year ended December 31, 2008 was $56,000.

In November 2008, the Company accepted the Offer from UBS AG (see Note 5).  UBS committed to loan us 75% of the value of the ARS as determined by UBS at any time until the ARS right is exercised.  We applied for the loan which UBS committed would be on a no net cost basis to the Company.  UBS approved our application on January 14, 2009 (see Note 15 “Subsequent Events”).

10.         Commitments

The Company is obligated under a five-year sublease agreement through March 31, 2009 for its principal office (3,925 square feet) at an annual cost of approximately $128,000, including utilities and parking.  The Company is obligated under a seven-year lease that expires December 2015 for its relocated U.S. headquarters (5,515 square feet) at an annual cost of approximately $141,000, including utilities.  The Company is obligated under a one-year lease through July 2009 for 2,750 square feet of warehouse space at an annual cost of approximately $21,000, including utilities.  In addition, the Company is obligated under a 64-month lease through March 2013 for 1,942 square feet of administrative space in the U.K. at an annual cost of approximately $65,000, including utilities and parking.  For the years ended December 31, 2008, 2007 and 2006, rental expense approximated $225,000, $205,000 and $181,000, respectively.  Our contractual obligations for each of the next five years ended December 31 are as follows: $201,000, $175,000, $186,000, $186,000 and $163,000; and $304,000 thereafter.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Effective October 28, 1994, Fuel-Tech N.V., the company that spun CDT off in a rights offering in December 1995, granted two licenses to the Company for all patents and rights associated with its platinum fuel-based catalyst technology.  Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses.  In exchange for the assignment commencing in 1998, the Company is obligated to pay Fuel Tech a royalty of 2.5% of its annual gross revenue attributable to sales of the platinum fuel catalysts.  The royalty obligation expired in 2008.  CDT, as assignee and owner, maintains the technology at its expense.  Royalty expense incurred under this obligation in 2008, 2007 and 2006 amounted to $20,700, $14,300 and $14,500, respectively.  Royalties payable to Fuel Tech at December 31, 2008 and 2007 amounted to $20,700 and $14,300, respectively.

11.         Related Party Transactions

The Company has a Management and Services Agreement with Fuel Tech that requires the Company to reimburse Fuel Tech for management, services and administrative expenses incurred on its behalf at a rate from 3% to 10% of the costs paid on the Company’s behalf, dependent upon the nature of the costs incurred.  For the last three years, the Company has reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT.  The Company’s financial statements include charges from Fuel Tech of certain management and administrative costs of approximately $70,000, $71,000 and $70,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company believes the charges under this Management and Services Agreement are reasonable and fair.  The Company and Fuel Tech terminated the Management and Services Agreement effective February 1, 2009.

As outlined in Note 7, we issued 19,599 and 12,438 shares of our common stock in 2007 and 2006, respectively, to non-executive members of our board of directors in lieu of approximately $25,000, $115,000, and $94,000 of directors’ fees earned in the first quarter of 2007 and the years ended December 31, 2006 and 2005, respectively.  Such directors’ fees had been accrued and charged to expense during the respective periods.  The number of shares of our common stock issued to the directors was determined based upon the average of the high and low share prices during each quarter.  The grant date for such shares of common stock for purposes of measuring compensation is the last day of the quarter in which the shares are earned, which is the date that the director begins to benefit from, or be adversely affected by, subsequent changes in the price of the stock.  Directors’ compensation charged to operations did not materially differ from such measurement.

In conjunction with the December 2006 private placement (see Note 7), directors and management invested $106,321 for a total of 15,751 common shares and 15,751 warrants.  In 2007, all of such warrants were exercised by the directors and management or assignees of them.  During 2007, directors and management exercised 14,446 of these warrants for an aggregate of $162,749 to acquire 14,446 shares of common stock.

12.         Technology Licensing Agreements and Other Revenue

In each of 2008 and 2007, we executed license agreements with new licensees for our selective catalytic reduction (SCR) emission control (our patented ARIS technologies for control of oxides of nitrogen) and the combination of exhaust gas recirculation (EGR) with SCR technologies.  The agreements provided for up-front fees and quarterly per-unit royalty payments during the term of the licenses.  The licenses will stay in effect for the remaining life of the underlying patents.  The licenses are non-exclusive and cover specific geographic territories.  For the year ended December 31, 2008, technology licensing fees and royalties totaled $451,000.  The year ended December 31, 2007 includes approximately $3.5 million in technology licensing fees and royalties, including approximately $0.2 million from an existing licensee’s September 2004 license and $0.5 million due to amendment of a license agreement with an existing licensee.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Consulting and Other

The 2006 revenue included consulting fees from services rendered on various projects, including provision of certain consulting and market analysis services pursuant to a consulting contract.

13.         Income Taxes

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

As of December 31, 2008, the Company has tax losses available for offset against future years’ taxable income of approximately $48.4 million, of which $9.5 million will expire over the next five years and the remaining tax losses expire from 2018 through 2028.  The Company also has research and development tax credit carryforwards of approximately $1.8 million, expiring between 2011 and 2028.  The Company has provided a full valuation allowance to reduce the related deferred tax asset to zero because of the uncertainty relating to realizing such tax benefits in the future.  The total valuation allowance increased by $3.3 million during the year ended December 31, 2008.  Deferred tax assets and valuation allowance at December 31, 2008 and 2007 are as follows:

	December 31,
	2008		2007
Research and development		$1,789	$1,746
Net operating loss carryforwards		18,867	16,229
Reserves		140	
Options		968	531
Deferred tax assets		21,764	18,506
Less: valuation allowance		(21,764)	(18,506)
Deferred tax assets, net	$		$ 

We adopted FASB Interpretation No. 48 (“FIN 48”) effective January 1, 2007.  There were no unrecognized tax benefits at the date of adoption of FIN 48, and there were no unrecognized tax benefits at December 31, 2007 and 2008.  It is the Company’s policy to classify in the financial statements accrued interest and penalties attributable to a tax position as income taxes.

Utilization of CDT's U.S. federal tax loss carryforwards for the period prior to December 12, 1995 is limited as a result of the ownership change in excess of 50% attributable to the 1995 Fuel Tech rights offering to a maximum annual allowance of $735,000.  Utilization of CDT's U.S. federal tax loss carryforwards for the period after December 12, 1995 and before December 30, 2006 is limited as a result of the ownership change in excess of 50% attributable to the private placement which was effective December 29, 2006 to a maximum annual allowance of $2,519,000.  Utilization of CDT's tax losses subsequent to 2006 may be limited due to cumulative ownership changes in any future three-year period.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate.  Our tax years ranging from 2005 through 2008 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Reconciliations of the differences between income taxes computed at federal statutory rates (34%) and consolidated provisions (benefits) for income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Years ended December 31,
	2008		2007		2006
Federal taxes (benefits) at statutory rates	(34%	)	(34%	)	(34%	)
State taxes (benefits) rate	(5%	)	(5%	)	(5%	)
Change in valuation allowance	39%		39%		39%
Income taxes (benefits)	%		%		%

14.           Geographic Information

CDT sells its products and licenses its technologies throughout the world.  A geographic distribution of revenue consists of the following:

(in thousands)
	Years ended December 31,
	2008	2007	2006
U.S.	$905	$2,563	$684
Europe	6,405	2,255	117
Asia	165	107	322
Total revenue	$7,475	$4,925	$1,123

The Company has patent coverage in North and South America, Europe, Asia, Africa and Australia.  As of December 31, 2008 and 2007, the Company’s assets comprise the following:

(in thousands)
	December 31,
	2008	2007
U.S.	$17,214	$22,680
Foreign	1,533	1,983
Total assets	$18,747	$24,663

15.         Subsequent Events

In January 2009, we received $3.4 million proceeds from UBS under the approved no net cost loan (see Note 9).  UBS approved a $6.5 million credit facility based upon acceptance of our credit application pursuant to its Offer.  Our ARS serve as collateral for the loan which is payable upon demand.  If UBS should demand repayment prior to the commencement of the exercise period for our ARSR (June 30, 2010), UBS will arrange alternative financing with substantially the same terms and conditions.  If alternative financing cannot be established, UBS will purchase our pledged ARS at par value.  Interest is calculated at the weighted average rate of interest we earn on the ARS.  Interest is payable monthly.  At March 4, 2009, the principal amount of the loan outstanding amounted to $6.4 million ($3.0 million borrowed in July 2008 and $3.4 million in January 2009).

On February 10, 2009, the Company’s Board of Directors elected Michael L. Asmussen, 38, as President and Chief Executive Officer replacing Dr. Bernhard Steiner.  Mr. Asmussen was also appointed to serve as a Director of the Company.  Effective February 11, 2009, Dr. Steiner resigned as a Director of the Company.  As a consequence of his termination of employment, Dr. Steiner is entitled to salary of approximately $315,445 (EUR 241,500) per annum until September 13, 2010, the remainder of his contract term, along with specified expenses not to exceed an aggregate of approximately $4,300, to be paid in monthly installments.  In addition, Dr. Steiner will receive approximately $47,317 in respect of the 2008 incentive plan.  The Company expects to incur a severance charge of approximately $510,000 in the first quarter of 2009 in connection with Dr. Steiner’s departure to be paid in monthly installments until September 2010.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

16.         Quarterly Financial Data (unaudited)

The table below presents the Company’s unaudited quarterly information for the last eight quarters.

	Three Months Ended
2008	March 31	June 30	September 30	December 31
Total revenue	$2,601	$2,619	$1,580	$675
Gross profit *	536	626	406	190
Net loss attributable to common stockholders	(1,590)	(2,143)	(2,381)	(3,259)
Basic and diluted net loss per common share	(0.20)	(0.26)	(0.29)	(0.40)

	Three Months Ended
2007	March 31	June 30	September 30	December 31
Total revenue	$216	$1,243	$2,460	$1,006
Gross profit *	100	1,138	2,293	268
Net (loss) income attributable to common stockholders	(1,815)	(519)	651	(2,852)
Basic and diluted net (loss) income per common share	(0.30)	(0.08)	0.09	(0.38)

*  Gross profit is defined as total revenue less total cost of revenue.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2008.

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

We have audited the internal control over financial reporting of Clean Diesel Technologies, Inc. and subsidiary (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clean Diesel Technologies, Inc. and subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion thereon, and included an explanatory paragraph with respect to the Company’s adoption of Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Liabilities.”

/s/  Eisner LLP
New York, New York
March 13, 2009

(c) Changes in Internal Control over Financial Reporting.  The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls.  This results in refinements to processes throughout the year.  We continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2008.

Item 9B.	Other Information

None.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors and executive officers of the Company will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Clean Diesel Technologies,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board,” “Audit Committee” and “Audit Committee Financial Experts” in the Company’s proxy statement related to the 2009 annual meeting of stockholders and is incorporated by reference.  Information regarding our directors is available on our Internet site under “Investors” as follows: http://www.cdti.com/corporate.html.

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

Information required by this item will be set forth under the caption “Executive Compensation,” “Directors’ Compensation,” “Report of Compensation and Nominating Committee on Executive Compensation” and “Compensation and Nominating Committee Interlocks and Insider Participation” in the proxy statement related to the 2009 annual meeting of stockholders and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be set forth under the caption “Principal Stockholders and Stock Ownership of Management” in the proxy statement related to the 2009 annual meeting of stockholders and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be set forth under the captions “Compensation and Nominating Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Director Independence” in the proxy statement related to the 2009 annual meeting of stockholders and is incorporated by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be set forth under the caption “Audit Fees” in the proxy statement related to the 2009 annual meeting of stockholders and is incorporated by reference.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

The Financial Statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

(2)  Financial Statement Schedules

The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referred to above.

Valuation and Qualifying Accounts – Page 64

Other schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the consolidated financial statements or the notes thereto.

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

3(i)(c)	Certificate of Elimination of Series A Convertible Preferred Stock dated June 18, 2004 (incorporated by reference to Exhibit to Registration Statement on Form S-8 [No. 333-117057] dated July 1, 2004).

3(ii)	By-Laws as amended through November 6, 2008 (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed on November 10, 2008).

4	Specimen Stock Certificate, Common Stock (incorporated by reference to Exhibit to Registration Statement on Form S-1 (No. 33-95840) dated as of August 16, 1995).

10(a)	Assignment of Intellectual Property Rights by Fuel-Tech N.V. to Platinum Plus, Inc. as of November 5, 1997 (incorporated by reference to Exhibit to Form 10-K for the year ended December 31, 1997).

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

10(d)	Incentive Plan as amended through June 11, 2002 (incorporated by reference to Exhibit 10(d) to Annual Report on Form 10-K filed on March 30, 2007).

10(e)	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10(g) to Annual Report on Form 10-K filed on March 30, 2007).

10(f)	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10(h) to Form 10-K filed on March 30, 2007).

10(g)	Form of Non-Executive Director Stock Option Agreement (incorporated by reference to Exhibit to Registration Statement on Form S-8 [No. 333-117057] dated July 1, 2004).

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

10(o)	Employment Agreement dated September 23, 2003 between Tim Rogers and the Company (incorporated by reference to Exhibit10(x) to Annual Report on Form 10-K filed on March 30, 2007).

10(p)	Employment Agreement dated June 14, 2005 between Walter Copan and the Company (incorporated by reference to Exhibit to Form 8-K dated as of August 3, 2005).

10(q)	Employment Agreement dated November 29, 2006 between Ann B. Ruple and the Company (incorporated by reference to Exhibit 10(z) to Annual Report on Form 10-K filed on March 30, 2007).

10(r)	Employment Agreement dated as of January 1, 2008 between Bernhard Steiner and the Company.

#10(s)	Employment Agreement dated August 21, 2008 and Addendum thereto dated August 26, 2008 between Michael Asmussen and the Company.

#10(t)	Office lease dated as of September 2008.

14	Code of Ethics and Business Conduct (incorporated by reference to Exhibit to Annual Report on Form 10-K for the year ended December 31, 2004).

#21	Subsidiaries.

#23(a)	Consent of Eisner LLP.

#31(a)	Section 302 CEO Certification.

#31(b)	Section 302 CFO Certification.

#32	Section 906 Certification by CEO and CFO.
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
#	Filed herewith.

Clean Diesel Technologies, Inc. and Subsidiary
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Accounts Receivable Allowance

(in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions*	Balance at End of Period
Year Ended
December 31, 2006	$11	$34	$-	$11	$34
December 31, 2007	$34	$28	$-	$13	$49
December 31, 2008	$49	$629	$-	$319	$359

* Uncollected receivables written off, net of recoveries and translation adjustment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.

March 16, 2009	By:	/s/ Michael L. Asmussen
Date		Michael L. Asmussen
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the date indicated have duly signed this report below.

/s/ Michael L. Asmussen	Chief Executive Officer, President and Director
Michael L. Asmussen	(principal executive officer)

/s/ Ann B. Ruple	Chief Financial Officer, Vice President and Treasurer
Ann B. Ruple	(principal financial and accounting officer)

/s/ John A. de Havilland	Director
John A. de Havilland

/s/ Derek R. Gray	Director, Non-Executive Chairman of the Board of Directors
Derek R. Gray

/s/ Charles W. Grinnell	Director, Vice President and Corporate Secretary
Charles W. Grinnell

/s/ John J. McCloy	Director
John J. McCloy

/s/ David F. Merrion	Director
David F. Merrion

/s/ David Gammon	Director
David Gammon

Dated:  March 16, 2009