Form 10-Q
period 2009-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2009-05-11
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 001-33710

CLEAN DIESEL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1393453 (I.R.S. Employer Identification No.)

Suite 1100, 10 Middle Street, Bridgeport, CT	06604
(Address of principal executive offices)	(Zip Code)

(203) 416-5290
(Registrant’s telephone number, including area code)

Suite 702, 300 Atlantic Street, Stamford, CT  06901
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☒
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company.)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of May 8, 2009, there were 8,178,304 outstanding shares of common stock, par value $0.01 per share.

CLEAN DIESEL TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2009

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,506	$3,976
Accounts receivable, net of allowance of $355 and $359, respectively	402	637
Investments	6,413	6,413
Inventories, net	963	974
Other current assets	207	219
Total current assets	13,491	12,219

Investments	5,055	5,127
Patents, net	1,040	1,027
Fixed assets, net of accumulated depreciation of $541 and $505, respectively	376	296
Other assets	78	78
Total assets	$20,040	$18,747

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$367	$501
Accrued expenses	796	534
Short-term debt	6,459	3,013
Customer deposits	3	8
Total current liabilities	7,625	4,056

Commitments

Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share: authorized 12,000,000; issued and outstanding 8,178,304 and 8,138,304 shares, respectively	82	81
Additional paid-in capital	74,107	73,901
Accumulated other comprehensive loss	(416)	(406)
Accumulated deficit	(61,358)	(58,885)
Total stockholders’ equity	12,415	14,691
Total liabilities and stockholders’ equity	$20,040	$18,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Product sales	$312	$2,527
Technology licensing fees and royalties	34	74
Total revenue	346	2,601

Costs and expenses:
Cost of product sales	234	2,065
Cost of licensing fees and royalties	─	─
Selling, general and administrative	1,952	2,322
Severance charge	510	─
Research and development	59	65
Patent amortization and other expense	35	36
Operating costs and expenses	2,790	4,488

Loss from operations	(2,444)	(1,887)

Other income (expense):
Interest income	92	243
Other	(121)	54

Net loss	$(2,473)	$(1,590)
Basic and diluted loss per common share	$(0.30)	$(0.20)
Basic and diluted weighted-average number of common shares outstanding	8,138	8,137

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(2,473)	$(1,590)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	47	34
Provision for doubtful accounts, net	─	18
Compensation expense for equity instruments	206	530
Loss on investment, net	72	─
Changes in operating assets and liabilities:
Accounts receivable	235	(1,341)
Inventories	11	281
Other current assets and other assets	12	73
Accounts payable, accrued expenses and other liabilities	123	64
Net cash used for operating activities	(1,767)	(1,931)

Investing activities
Sale of investments	─	7,100
Patent costs	(24)	(52)
Purchase of fixed assets	(116)	(20)
Net cash (used for) provided by investing activities	(140)	7,028

Financing activities
Proceeds from short-term debt	3,471	─
Repayment of short-term debt	(25)	─
Proceeds from exercise of stock options	─	19
Net cash provided by financing activities	3,446	19

Effect of exchange rate changes on cash	(9)	(12)

Net increase in cash and cash equivalents	1,530	5,104
Cash and cash equivalents at beginning of the period	3,976	1,517
Cash and cash equivalents at end of the period	$5,506	$6,621

Supplemental non-cash activities:
Unrealized loss on available-for-sale securities	$ ─	$586

Spplemental disclosures:
Cash paid for interest	$20	$ ─

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with Clean Diesel’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008.

The unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

Revenue Recognition:

The Company generates revenue from product sales comprised of fuel-borne catalysts, including the Platinum Plus® fuel-borne catalyst products and concentrate; hardware including the Purifier System, ARIS® advanced reagent injection system injectors and dosing systems; license and royalty fees from the ARIS system and other technologies; and consulting fees and other.

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

Generally, our license agreements are non-exclusive and specify the geographic territories and classes of diesel engines covered, such as on-road vehicles, off-road vehicles, construction, stationary engines, marine and railroad engines.  At the time of the execution of our license agreement, we assign the right to the licensee to use our patented technologies.  The up-front fees are not subject to refund or adjustment.  We recognize the license fee as revenue at the inception of the license agreement when we have reasonable assurance that the technologies transferred have been accepted by the licensee and collectability of the license fee is reasonably assured.  The nonrefundable up-front fee is in exchange for the culmination of the earnings process as the Company has accomplished what it must do to be entitled to the benefits represented by the revenue.  Under our license agreements, there is no significant obligation for future performance required of the Company.  Each licensee must determine if the rights to our patented technologies are usable for their business purposes and must determine the means of use without further involvement by the Company.  In most cases, licensees must make additional investments to enable the capabilities of our patents, including significant engineering, sourcing of and assembly of multiple components.  Our obligation to defend valid patents does not represent an additional deliverable to which a portion of an arrangement fee should be allocated.  Defending the patents is generally consistent with our representation in the license agreement that such patents are legal and valid.

Index

Cost of Revenue:

Our cost of product sales includes the costs we incur to formulate our finished products into saleable form for our customers, including material costs, labor and processing costs charged to us by our outsourced blenders, installers and other vendors, packaging costs incurred by our outsourced suppliers, freight costs to customers and inbound freight charges from our suppliers.  Our inventory is primarily maintained off-site by our outsourced suppliers.  To date, our purchasing, receiving, inspection and internal transfer costs have been insignificant and have been included in cost of product sales.  In addition, the costs of our warehouse of approximately $21,000 per year are included in selling, general and administrative expenses.  Cost of licensing fees and royalties is zero as there are no incremental costs associated with the revenue.  Cost of consulting and other includes incremental out of pocket costs to provide consulting services.

Patent Expense:

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to twenty years.  During the three months ended March 31, 2009, we capitalized $24,000 of patent costs.  Indirect and other patent-related costs are expensed as incurred.  Patent amortization expense was $11,000 and $14,000 for the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009 and December 31, 2008, the Company’s patents, net of accumulated amortization, were $1,040,000 and $1,027,000, respectively.

Selling, General and Administrative Expense:

Selling, general and administrative expense is summarized as the following:

(in thousands)
	Three Months Ended
	March 31,
	2009	2008
Non-cash stock-based compensation	$202	$300
Compensation and benefits	1,016	887
Total compensation and benefits	1,218	1,187
Professional services	247	647	*
Travel	111	114
Occupancy	235	245
Sales and marketing expenses	52	85
Depreciation and all other	89	44
Total selling, general and administrative expenses	$1,952	$2,322

*	Professional services in 2008 included $227,000 of non-cash stock-based compensation charges for fair value of warrants.

Aggregate non-cash stock-based compensation charges incurred by the Company in the three months ended March 31, 2009 and 2008 were $206,000 and $530,000, respectively (see Note 6).

Index

Basic and Diluted Loss per Common Share:

Basic and diluted loss per share is calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.”  Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period.  Diluted loss per share is computed in a manner similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method.  The Company’s computation of diluted net loss per share for the three months ended March 31, 2009 and 2008 does not include common share equivalents associated with 972,078 and 809,178 outstanding options, respectively, and 424,992 warrants in each period and 40,000 unvested restricted shares under a stock award in 2009 as the result would be anti-dilutive.

Income Taxes:

We adopted FASB Interpretation No. 48 (“FIN 48”) effective January 1, 2007.  There were no unrecognized tax benefits at the date of adoption of FIN 48, and there were no unrecognized tax benefits at March 31, 2009.  It is the Company’s policy to classify in the financial statements accrued interest and penalties attributable to a tax position as income taxes.

Utilization of CDT's U.S. federal tax loss carryforwards for the period prior to December 12, 1995 is limited as a result of the ownership change in excess of 50% attributable to the 1995 Fuel Tech rights offering to a maximum annual allowance of $734,500.  Utilization of CDT's U.S. federal tax loss carryforwards for the period after December 12, 1995 and before December 30, 2006 is limited as a result of the ownership change in excess of 50% attributable to the private placement which was effective December 29, 2006 to a maximum annual allowance of $2,518,985.  Utilization of CDT's tax losses subsequent to 2006 may be limited due to cumulative ownership changes in any future three-year period.  It is not anticipated that CDT's U.S. taxable income for the full calendar year 2009 will be in excess of the limited allowable loss carryforwards.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate.  Our tax years ranging from 2004 through 2008 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

Fair Value of Financial Instruments:

The Company’s assets carried at fair value on a recurring basis are its investments (see Note 2).  The investments have been classified within level 3 in the valuation hierarchy established by SFAS No. 157, “Fair Value Measurements,” as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  The valuation may be revised in future periods as market conditions evolve.

Certain financial instruments are carried at cost on our condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature.  These instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, customer deposits, accrued expenses and short-term debt.

Recently Adopted and Recently Issued Accounting Pronouncements:

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination.  SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations.  SFAS No. 141R will be applied prospectively for acquisitions beginning in 2009 or thereafter.

Index

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity.  All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value.  Upon adoption, this standard had no material effect on the Company’s financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted Staff Position 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157.”  FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008.  As permitted by FSP 157-2, the Company elected to delay the adoption of SFAS No. 157 for qualifying non-financial assets and liabilities, such as fixed assets and patents.  This standard had no material impact on the Company’s financial position, results of operations or cash flows.

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

On January 1, 2009, the Company adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161").  SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities.  These enhanced disclosures will discuss: (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows.  This standard had no material impact on the Company’s financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”).  FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other US generally accepted accounting principles. This standard had no material impact on the Company’s financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”).  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS No. 133.  EITF 07-05 had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS No. 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS No. 107’s requirement to disclose the methods and significant assumptions used to estimate fair value.  FSP FAS 107-1 and APB 28-1 is effective for the Company’s interim periods ending after June 15, 2009 consolidated financial statements and will be applied on a prospective basis.  FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 is effective for the Company’s interim and annual periods ending after June 15, 2009 consolidated financial statements and will be applied on a prospective basis.  FSP FAS 157-4 is not expected to have a material impact on the Company’s consolidated financial statements.

Index

In April 2009, the FASB issued FASB Staff Position SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP SFAS No. 141(R) -1”).  FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies.  FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” to determine whether the contingency should be recognized as of the acquisition date or after it.  FSP SFAS No. 141(R)-1 will be applied prospectively for acquisitions beginning in 2009 or thereafter.

Note 2.  Investments

The Company’s investments consist of auction rate securities (“ARS”) and an auction rate securities right (“ARSR”).  The Company accounts for its ARS investments using the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities,” and its ARSR investment using the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.”  SFAS No. 115 provides for determination of the appropriate classification of investments.  Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders’ equity.  Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on our consolidated statements of operations.

SFAS No. 159, which the Company adopted on January 1, 2008, provides a fair value option election that allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain assets and liabilities.  Changes in fair value are recognized in earnings as they occur for those assets or liabilities for which the election is made.  The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

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

Index

In accordance with SFAS No. 157, the Company’s investments as of March 31, 2009 and December 31, 2008 have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  The fair value of the investments may be revised in future periods as market conditions evolve.  Investments are comprised of the following:

(in thousands)
	March 31,	December 31,
	2009	2008
Auction rate securities	$10,269	$10,235
Auction rate securities right	1,199	1,305
Total investments	$11,468	$11,540
Classified as current assets	6,413	6,413
Classified as non-current assets	$5,055	$5,127

Our ARS are variable-rate debt securities, most of which are AAA/Aaa rated, that are collateralized by student loans substantially guaranteed by the U.S. Department of Education.  While the underlying securities have a long-term nominal maturity, the interest rate is reset through dutch auctions that are typically held every 28 days. The contractual maturities of our ARS range from 2027 to 2047. Auctions for our ARS have failed since February 2008 resulting in illiquid investments for the Company.  Our ARS were purchased and held through UBS.  In October 2008, the Company received an offer (the “Offer”) from UBS AG for a put right permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010).  The Offer also included a commitment to loan us 75% of the UBS-determined value of the ARS at any time until the put is exercised.  We accepted the Offer on November 6, 2008.  Our right under the Offer is in substance a put option (with the strike price equal to the par value of the ARS) which we recorded as an asset, measured at its fair value (elected pursuant to SFAS No. 159), with the resultant gain recognized in our statement of operations.

For the period through the date the Company accepted the Offer, the Company classified the ARS as available-for-sale under SFAS No. 115.  Thereafter, the Company transferred the ARS to the trading category.

The fair value of the ARS was approximately $10.3 million (par value of $11.7 million) at March 31, 2009 and $10.2 million at December 31, 2008.  We sold $7.1 million of these investments in 2008.  The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.  The Company also recorded the ARSR at an initial fair value of $1.3 million.  The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows were subtracted from the current fair market value of the securities and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.  In the three months ended March 31, 2009, we recorded a gain of $34,000 on the ARS and a loss of $106,000 on the ARSR, resulting in a $72,000 loss included in other income (expense) on our condensed consolidated statement of operations.

Classification of investments as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions.  At each of March 31, 2009 and December 31, 2008, the Company classified $6.4 million of the ARS as current based on management’s intention to use such securities as consideration if UBS demands payment on its loan prior to the date the Company exercises the ARSR.

The Company will be exposed to credit risk should UBS be unable to fulfill its commitment under the Offer.  There can be no assurance that the financial position of UBS will be such as to afford the Company the ability to acquire the par value of its ARS upon exercise of the ARSR.

Accrued interest receivable at March 31, 2009 and December 31, 2008 was approximately $9,000 and $11,000, respectively.

Index

Note 3.  Inventories

Inventories are stated at the lower of cost or market with cost determined using the average cost method.  Inventories consist of the following:

(in thousands)
	March 31,	December 31,
	2009	2008
Finished Platinum Plus fuel-borne catalyst	$158	$144
Platinum concentrate/metal	495	578
Hardware	331	268
Other	1	6
	$985	$996
Less: inventory reserves	(22)	(22)
Inventories, net	$963	$974

Note 4.  Short-term Debt

On July 25, 2008, the Company borrowed $3.0 million from the demand loan facility with UBS collateralized by our ARS, a facility we had arranged in May 2008.  Management determined to draw down the entire facility as a matter of financial prudence to secure available cash.  The loan facility was available for our working capital purposes and required that we continue to meet certain collateral maintenance requirements, such that our outstanding borrowings may not exceed 50% of the value of our ARS as determined by the lender.  No facility fee was required.  Borrowings bore interest at a floating interest rate per annum equal to the sum of the prevailing daily 30-day Libor plus 25 basis points.

In November 2008, the Company accepted the Offer from UBS AG (see Note 2).  UBS committed to loan us 75% of the value of the ARS as determined by UBS at any time until the ARSR is exercised.  We applied for the loan which UBS committed would be on a no net cost basis to the Company.  UBS approved our application on January 14, 2009.

In January 2009, we received $3.5 million proceeds from UBS under the approved no net cost loan.  UBS approved a $6.5 million credit facility based upon acceptance of our credit application pursuant to its Offer.  Our ARS serve as collateral for the loan which is payable upon demand.  If UBS should demand repayment prior to the commencement of the exercise period for our ARSR (June 30, 2010), UBS will arrange alternative financing with substantially the same terms and conditions.  If alternative financing cannot be established, UBS will purchase our pledged ARS at par value.  Interest is calculated at the weighted average rate of interest we earn on the ARS.  Interest is payable monthly.  Interest expense for the three months ended March 31, 2009 was approximately $20,000.

Note 5.  Stockholders’ Equity

In the first three months of 2009, we issued 40,000 restricted shares of our common stock under our Incentive Plan (see Note 6).

In the first three months of 2008, we issued 13,594 shares of our common stock upon the exercise of stock options (see Note 6).

There was no activity in the Company's 424,992 outstanding warrants during the periods ended March 31, 2009 and 2008.

Note 6.  Stock-Based Compensation

The Company maintains a stock award plan approved by its stockholders, the Incentive Plan (the “Plan”).  Under the Plan, awards may be granted to participants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based awards or cash, or combinations of these as determined by the board of directors.  Awards are granted at fair market value on the date of grant and typically expire ten years after date of grant.  Participants in the Plan may include the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as the board of directors may determine.  The maximum number of awards allowed under the Plan is 17.5% of the Company’s outstanding common stock less the then outstanding awards, subject to sufficient authorized shares.

Index

Share-based compensation cost recognized under SFAS 123R was approximately $206,000 and $530,000 for the three months ended March 31, 2009 and 2008, respectively.  Of such 2009 total, $202,000 is classified in selling, general and administrative expenses and $4,000 in research and development expenses, and of such 2008 total, $527,000 is classified in selling, general and administrative expenses ($300,000 as employee compensation and $227,000 as investor relations compensation for advisory services) and $3,000 is included in research and development expenses.  Compensation costs for stock options which vest over time are recognized over the vesting period.  As of March 31, 2009, there was approximately $0.8 million of unrecognized compensation cost related to stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.7 years.

The following table summarizes information concerning stock options outstanding including the related transactions under the Plan for the three months ended March 31, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value

Options Outstanding as of December 31, 2008	972,578	$11.716
Granted		$ 
Exercised		$ 
Forfeited		$ 
Expired	(500)	$4.6875
Options outstanding as of March 31, 2009	972,078	$9.858	6.4	$ 
Options exercisable as of March 31, 2009	832,411	$10.464	5.9	$ 

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2009, which would have been received by the holders had all holders of awards and options in the money exercised their options as of that date.

No stock options were exercised in the three months ended March 31, 2009.  For the three months ended March 31, 2008, proceeds received from the exercise of stock options were approximately $19,000 and were included in financing activities on the Company’s condensed consolidated statements of cash flows.  In addition, for the three months ended March 31, 2008, 8,072 shares were surrendered upon the exercise of options to fund the purchase.  The total intrinsic value of stock options exercised for the three months ended March 31, 2008 was $271,676.

During the three months ended March 31, 2009, the board of directors awarded 40,000 shares to the recently elected Chief Executive Officer at an average market price of $1.625 per share, representing the high and low market price on the date of award, March 30, 2009.  These shares vest as to one-third of the total on each of February 10, 2010, 2011 and 2012.  The total fair value of the award was $65,000 which will be charged to expense over the vesting period.

Index

During the three months ended March 31, 2008, the board of directors granted 18,000 option shares to employees at a weighted average exercise price of $16.11 per share.  These options vest as to one-third, immediately upon grant and as to one-third, upon each of the first and second anniversaries of grant.  The weighted-average fair value at the date of grant for options granted during the three months ended March 31, 2008 was $12.44 per share and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

Note 7.  Commitments

The Company was obligated under a five-year sublease agreement through March 31, 2009 for its principal office (3,925 square feet) at an annual cost of approximately $128,000, including utilities and parking.  The Company is obligated under a seven-year lease expiring December 2015 for its relocated U.S. headquarters at 10 Middle Street, Bridgeport, Connecticut (5,515 square feet) at an annual cost of approximately $141,000, including utilities.  We have a lease for 1,942 square feet of office space outside London, U.K. through March 2013 at an annual cost of approximately $65,000, including utilities and parking.  We also lease 2,750 square feet of warehouse space in Milford, Connecticut at an annual cost of approximately $21,000 (including utilities) through July 2009.

Effective October 28, 1994, Fuel Tech, Inc., successor to Fuel-Tech N.V. (“Fuel Tech”), the company that spun CDT off in a rights offering in December 1995, granted two licenses to the Company for all patents and rights associated with its platinum fuel-based catalyst technology.  Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses.  In exchange for the assignment commencing in 1998, the Company was obligated to pay Fuel Tech a royalty of 2.5% of its annual gross revenue attributable to sales of the platinum fuel-borne catalysts.  The royalty obligation expired in December 2008.  CDT, as assignee and owner, maintains the technology at its expense.  Royalty expense incurred under this obligation for the three months ended March 31, 2008 was approximately $4,600.  Royalties payable to Fuel Tech at December 31, 2008 were $20,700.

Note 8.  Related Party Transactions

The Company terminated its Management and Services Agreement with Fuel Tech effective February 1, 2009.  That agreement required the Company to reimburse Fuel Tech for management, services and administrative expenses incurred on the Company’s behalf at a rate equal to an additional 3% to 10% of the costs paid on the Company’s behalf, dependent upon the nature of the costs incurred.  In 2008 and until the termination in 2009, the Company reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT.  This CDT officer/director became a part-time employee of the Company on February 1, 2009.  The Company’s condensed consolidated statements of operations include charges from Fuel Tech of certain management and administrative costs of approximately $6,000 and $18,000, respectively, in the three-month periods ended March 31, 2009 and 2008.

Index

Note 9.  Significant Customers

For the three months ended March 31, 2009 and 2008, revenue derived from certain customers comprised 10% or more of our consolidated revenue (“significant customers”) as set forth in the table below:

	Three Months Ended March 31,
	2009	2008
Customer A	38.3%	*
Customer B	*	12.5%
Customer C	*	10.8%

*	Represents less than 10% revenue for that customer in the applicable period. There were no other customers that represented 10% or more of revenue for the periods indicated.

At March 31, 2009, Clean Diesel had three customers (two of such customers are not included in the table above) that represented approximately 43.3% of its gross accounts receivable balance.

Note 10.  Comprehensive Loss

Components of comprehensive loss follow:

(in thousands)
	Three Months Ended
	March 31,
	2009	2008
Net loss	$(2,473)	$(1,590)
Other comprehensive income (loss):
Foreign currency translation adjustment	(9)	(12)
Unrealized loss on available-for-sale securities		(586)
Comprehensive loss	$(2,482)	$(2,188)

Note 11.  Geographic Information

CDT sells its products and licenses its technologies throughout the world.  A geographic distribution of revenue consists of the following:

(in thousands)
	Three Months Ended March 31,
	2009	2008
U.S.	$221	$135
U.K./Europe	97	2,446
Asia	28	20
Total revenue	$346	$2,601

The Company has patent coverage in North and South America, Europe, Asia, Africa and Australia.  As of March 31, 2009 and December 31, 2008, the Company’s assets comprise the following:

(in thousands)
	March 31,	December 31,
	2009	2008
U.S.	$18,592	$17,214
Foreign	1,448	1,533
Total assets	$20,040	$18,747

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical facts, so-called “forward-looking statements,” are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company’s filings with the Securities and Exchange Commission.  See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Three Months ended March 31, 2009 Compared to Three Months ended March 31, 2008

Total revenue in the three months ended March 31, 2009 was $346,000 compared to $2,601,000 in the three months ended March 31, 2008, a decrease of $2,255,000, or 86.7%, reflecting declines in product sales as well as licensing fees and royalties.  Of our operating revenue for the three months ended March 31, 2009, approximately 90.2% was from product sales and 9.8% was from technology licensing fees and royalties.  Of our operating revenue for the three months ended March 31, 2008, approximately 97.2% was from product sales and 2.8% was from technology licensing fees and royalties.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Product sales decreased $2,215,000 to $312,000 in the first quarter of 2009 from $2,527,000 in the same 2008 quarter.  The decrease in product sales was attributable primarily to lower demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst, for compliance with the requirements of the London Low Emission Zone.  We received approval in October 2007 from Transport for London to supply our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  The deadlines for compliance with the London Low Emission Zone will be phased in over time for different classifications of vehicles.  February 2008 was the compliance deadline for vehicles greater than 12 metric tons and July 2008 was the compliance deadline for motor coaches and vehicles greater than 3.5 metric tons.  The next compliance deadlines for the London Low Emission Zone are in 2010 and 2012.  The sales of our Purifier Systems for compliance with the requirements of the London Low Emission Zone provide us with recurring revenue from use of our Platinum Plus fuel-borne catalyst that enables the regeneration of the diesel particulate filter.  We believe we will have the opportunity to expand this business opportunity as additional Low Emission Zones are established throughout Europe and elsewhere.

Our technology licensing fees and royalties were $34,000 in the first quarter of 2009 compared to $74,000 in the same quarter of 2008 and were primarily attributable to royalties related to our ARIS® technologies.  In March 2008, we entered into a license agreement with the largest commercial diesel engine exhaust company in China to supply Chinese original equipment manufacturers of diesel-powered transportation in support of China’s anticipated regulations for emissions.  Pursuant to this license, we intend to supply our wire mesh filters along with Platinum Plus fuel-borne catalyst to the supplier after the supplier completes initial testing, which testing had been anticipated to be concluded late in 2008 but has not yet been completed.  We are continuing our efforts to consummate technology license agreements with manufacturers and component suppliers for the use of our ARIS technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.

Our total cost of revenue was $234,000 in the three-month period ended March 31, 2009 compared to $2,065,000 in the three-month period ended March 31, 2008.  The decrease in our cost of sales is due to lower product sales volume.  Our gross profit as a percentage of revenue was 32.4% and 20.6% for three-month periods ended March 31, 2009 and 2008, respectively, with the increase attributable to higher margin product sales.

Index

Our cost of product sales includes the costs we incur to formulate our finished products into saleable form for our customers, including material costs, labor and processing costs charged to us by our outsourced blenders, installers and other vendors, packaging costs incurred by our outsourced suppliers, freight costs to customers and inbound freight charges from our suppliers.  Our inventory is primarily maintained off-site by our outsourced suppliers.  To date, our purchasing, receiving, inspection and internal transfer costs have been insignificant and have been included in cost of product sales.  In addition, the costs of our warehouse of approximately $21,000 per year are included in selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of revenue and others like us exclude a portion of such costs from gross margin, including such costs instead within operating expenses.  Cost of licensing fees and royalties is zero as there are no incremental costs associated with the revenue.  Cost of consulting and other includes incremental out of pocket costs to provide consulting services.

Selling, general and administrative expenses were $1,952,000 in the three months ended March 31, 2009 compared to $2,322,000 in the comparable 2008 period, a decrease of $370,000, or 15.9%.  The decrease in selling, general and administrative costs is primarily attributable to lower professional fees, particularly investor relations and financial advisory services, and lower non-cash stock-based compensation charges as further discussed below.  We are making a concerted effort in 2009 to contain our costs and eliminate those costs that are redundant or deemed unnecessary.  Selling, general and administrative expenses are summarized as follows:

(in thousands)
	Three Months Ended
	March 31,
	2009	2008
Non-cash stock-based compensation	$202	$300
Compensation and benefits	1,016	887
Total compensation and benefits	1,218	1,187
Professional services	247	647	*
Travel	111	114
Occupancy	235	245
Sales and marketing expenses	52	85
Depreciation and all other	89	44
Total selling, general and administrative expenses	$1,952	$2,322

*	Professional services in 2008 included $227,000 of non-cash stock-based compensation charges for fair value of warrants.

Aggregate non-cash charges for the fair value of stock options and warrants in the three months ended March 31, 2009 were $206,000, of which $202,000 has been included in selling, general and administrative expenses and $4,000 in research and development expenses.  This compares to $530,000 in non-cash stock option compensation expense in the three months ended March 31, 2008, of which $527,000 was included in selling, general and administrative expenses ($300,000 in compensation and $227,000 in professional) and $3,000 in research and development expenses.

Excluding the non-cash stock-based charges, compensation and benefit expenses were $1,016,000 for the three months ended March 31, 2009 compared to $887,000 in the comparable prior year period, an increase of $129,000, or 14.5%, due primarily to new personnel hired in 2008.

Professional fees include public relations, investor relations and financial advisory fees along with audit-related costs.  Included in 2008 professional costs is a $227,000 non-cash compensation expense for stock warrants issued for financial advisory services.  Such charge represents the remaining stock-based amount that was amortized over the period that services were rendered.  Occupancy costs include office rents, insurance and related costs.  We relocated our U.S. corporate offices in January 2009 and incurred rent expense on both our old and new U.S. headquarters due to the timing of our relocation and expiration of the old lease.

We incurred severance charges totaling $510,000 in the three months ended March 31, 2009 to be paid in monthly installments until September 2010.  On February 10, 2009, the Company’s Board of Directors elected Michael L. Asmussen, 38, as President and Chief Executive Officer replacing Dr. Bernhard Steiner.  Mr. Asmussen was also appointed to serve as a Director of the Company.  Effective February 11, 2009, Dr. Steiner resigned as a Director of the Company.  As a consequence of his termination of employment, Dr. Steiner is entitled to salary of approximately $315,445 (EUR 241,500) per annum until September 13, 2010, the remainder of his contract term, along with specified expenses not to exceed an aggregate of approximately $4,300, to be paid in monthly installments.

Index

We have rationalized the Company so that each of the services group and the intellectual property group will manage resources based upon data-driven revenue expectations.  As such, new processes are being established to ensure organizational and individual discipline and accountability.

Research and development expenses were $59,000 in the three months ended March 31, 2009 compared to $65,000 in the three months ended March 31, 2008, a decrease of $6,000, or 9.2%.  Our work for the California Showcase is ongoing along with certain supplemental environmental programs sponsored by California Air Resources Board (CARB).  The 2008 projects included laboratory testing on additive formulations.  Research and development expenses in the three months ended March 31, 2009 and 2008 include $4,000 and $3,000, respectively, of non-cash charges for the fair value of stock options granted in accordance with SFAS No. 123R.

We believe that it is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the U.S. Environmental Protection Agency (EPA) and/or CARB protocols in order to qualify for credits within the EPA and/or CARB programs.  Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified.  In 2009, we intend to verify our Platinum Plus fuel-borne catalyst in combination with a high performance diesel particulate filter under the CARB protocol.  We have no assurance that our product will be verified by CARB or that such a verification will be acceptable to the EPA.  Verification is also useful for commercial acceptability.

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

Patent amortization and other patent costs were $35,000 and $36,000 in the three months ended March 31, 2009 and 2008, respectively.  Patent amortization expense for the three months ended March 31, 2009 and 2008 was $11,000 and $14,000, respectively.

Interest income was $92,000 in the three months ended March 31, 2009 compared to $243,000 in the three months ended March 31, 2008, a decrease of $151,000, or 62.1%, due to lower interest rates in 2009.

Other expense of $121,000 in the three months ended March 31, 2009 is comprised of $20,000 interest expense on short-term borrowing, $72,000 of net loss on investments and $29,000 of foreign currency transaction losses, net of gains.  In the three months ended March 31, 2009, the Company had an unrealized gain on the fair value of its investment in ARS of $34,000 and an unrealized loss of $106,000 on its ARSR, resulting in a $72,000 net loss.  In the three months ended March 31, 2008, the Company had other income of $54,000 which consisted of foreign currency transaction gains, net of losses.

Liquidity and Capital Resources

We require capital resources and liquidity to fund our global development and for working capital.  Our working capital requirements vary from period to period depending upon manufacturing volumes, the timing of deliveries and payment cycles of our customers.  At March 31, 2009 and December 31, 2008, we had cash and cash equivalents of $5.5 million and $4.0 million, respectively, to use for our operations.  Our working capital was $5.9 million at March 31, 2009 compared to $8.2 million at December 31, 2008 reflecting a decrease of $2.3 million primarily attributable to the $3.4 million increase in short-term loan, partially offset by the net cash used for operations.

Net cash used for operating activities was $1.8 million in the three months ended March 31, 2009 and was used primarily to fund the net loss of $2.5 million, adjusted for non-cash items.  Included in the non-cash items was stock-based compensation expense of $206,000 accounted for in accordance with SFAS No. 123R.

Index

Accounts receivable, net decreased by $0.2 million to $0.4 million at March 31, 2009 from $0.6 million at December 31, 2008 due primarily to collection of receivables.  Inventories, net and other current assets were only slightly down at March 31, 2009 from the December 31, 2008 levels.  Our accounts payable, accrued expenses and other liabilities increased $0.1 million at March 31, 2009 compared to December 31, 2008 reflecting decreases in accounts payable and other liabilities that were more than offset by an increase in accrued expenses.  The increase in accrued expenses is primarily due to accrued severance to be paid in monthly installments through September 2010 as outlined above.

Net cash used for investing activities was $0.1 million in the three months ended March 31, 2009.  We capitalized fixed assets and improvements associated with our U.S. headquarters to which we relocated in January 2009.  We also used cash for investments in our patents, including patent applications in foreign jurisdictions.  We expect to continue to invest in our intellectual property portfolio.

Cash provided by financing activities was $3.4 million in the three months ended March 31, 2009 and was attributable to proceeds from borrowing from a demand loan facility.  We are using the proceeds from short-term debt for general working capital purposes.

In May 2008, we arranged a $3 million demand loan facility using our ARS as collateral and in July 2008, borrowed those funds as a matter of financial prudence to secure available cash.  In January 2009, UBS approved a $6.5 million credit facility.  In January 2009, we drew down the additional available cash as a matter of financial prudence.  The auction rate securities (“ARS”) serve as collateral for the loan which is due upon demand (see Note 4 of Notes to the Condensed Consolidated Financial Statements).

At March 31, 2009, our investments are recorded at fair value in accordance with SFAS No. 157 and comprise ARS and an ARS put right (“ARSR”).  At March 31, 2009 and December 31, 2008, we held approximately $10.3 million and $10.2 million ($11.7 million par value), respectively, in investments in ARS collateralized by student loans, primarily AAA/Aaa-rated, which are substantially guaranteed by the U.S. Department of Education.  We sold $7.1 million of these investments in the three months ended March 31, 2008.  However, starting on February 15, 2008 and continuing to date in 2009, the Company experienced difficulty in effecting additional sales of such securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders.  Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  These failed auctions represent liquidity risk exposure and are not defaults or credit events.  Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.

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

The fair value of the Company’s ARS increased $34,000 in the three months ended March 31, 2009, which gain was recognized in our condensed consolidated statement of operations.  The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.  The Company also recorded a loss on the ARSR of $106,000 and recognized the loss in operations, which, together with the $34,000 increase in fair value of the ARS, resulted in a $72,000 net charge to operations in 2009.  The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows was subtracted from the current fair market value of the securities and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.  The Company used an independent third party valuation firm to assist it with its determination of fair value of the ARS and ARSR.

Classification of investments as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions.  At each of March 31, 2009 and December 31, 2008, the Company classified $6.4 million of the ARS as current based on management’s intention to use such securities as consideration if UBS demands payment on its loan prior to the date the Company exercises the ARSR.

Index

The Company will be exposed to credit risk should UBS be unable to fulfill its commitment under the Offer.  There can be no assurance that the financial position of UBS will be such as to afford the Company the ability to acquire the par value of its ARS upon exercise of the put right.

Our management believes that based upon the Company’s cash and cash equivalents and investments at March 31, 2009, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations for at least the next 12 months.

We have incurred losses since inception aggregating $61.4 million, which amount includes $4.8 million of non-cash preferred stock dividends.  We expect to incur losses through the foreseeable future, until our products and technological solutions achieve greater awareness.  Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, catalyzed wire mesh filters and from technology licensing fees and royalties, revenue to date has been insufficient to cover our operating expenses, and we continue to be dependent upon sources other than operations to finance our working capital requirements.  Historically, we have been primarily dependent upon funding from new and existing stockholders.  The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, that it will be on acceptable terms.

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

Capital Expenditures

As of March 31, 2009, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, exchange rates for pounds sterling and Euros, and current turmoil in the capital markets, we are not subject to any significant market risk exposure.  We monitor the price of platinum and exchange rates and adjust our procurement strategies as needed.  There have been no material changes in our market risk exposures at March 31, 2009 as compared to December 31, 2008.

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

Index

PART II.         OTHER INFORMATION

Item 5.	Other Information

The Company’s annual meeting of stockholders will be held at 10:00 a.m. Eastern time on May 13, 2009 in Bridgeport, Connecticut.  The Company filed its definitive proxy statement on Schedule 14A with the Securities and Exchange Commission on April 20, 2009, which filing is available at the SEC’s web site, www.sec.gov.

Item 6.	Exhibits

(a)	Exhibits

	Exhibit Number	Description

	10	Employment Agreement effective March 30, 2009 between Michael L. Asmussen and the Company.

	31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act.

	31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act.

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.
(Registrant)

Date: May 11, 2009	By:	/s/ Michael L. Asmussen
Michael L. Asmussen
Director, President and
Chief Executive Officer

Date: May 11, 2009	By:	/s/ Ann B. Ruple
Ann B. Ruple
Chief Financial Officer,
Vice President and Treasurer