Form 10-Q
period 2009-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2009-08-10
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☒
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company.)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 7, 2009, there were 8,178,304 outstanding shares of common stock, par value $0.01 per share.

CLEAN DIESEL TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2009

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,487	$3,976
Investments	11,701	6,413
Accounts receivable, net of allowance of $292 and $359, respectively	347	637
Inventories, net	923	974
Other current assets	183	219
Total current assets	17,641	12,219

Investments	─	5,127
Patents, net	1,035	1,027
Fixed assets, net of accumulated depreciation of $576 and $505, respectively	357	296
Other assets	61	78
Total assets	$19,094	$18,747

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$312	$501
Accrued expenses	745	534
Short-term debt	6,433	3,013
Customer deposits	─	8
Total current liabilities	7,490	4,056

Commitments

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
authorized 100,000; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share:
authorized 12,000,000; issued and outstanding 8,178,304 and 8,138,304 shares, respectively	82	81
Additional paid-in capital	74,318	73,901
Accumulated other comprehensive loss	(362)	(406)
Accumulated deficit	(62,434)	(58,885)
Total stockholders’ equity	11,604	14,691
Total liabilities and stockholders’ equity	$19,094	$18,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Product sales	$342	$2,490	$654	$5,017
Technology licensing fees and royalties	33	129	67	203
Total revenue	375	2,619	721	5,220

Costs and expenses:
Cost of product sales	217	1,993	451	4,058
Cost of licensing fees and royalties	─	─	─	─
Selling, general and administrative	1,561	2,722	3,513	5,044
Severance charge	─	─	510	─
Research and development	127	89	186	154
Patent amortization and other expense	37	42	72	78
Operating costs and expenses	1,942	4,846	4,732	9,334

Loss from operations	(1,567)	(2,227)	(4,011)	(4,114)

Other income (expense):
Interest income	49	113	141	356
Other income (expense), net	442	(29)	321	25

Net loss	$(1,076)	$(2,143)	$(3,549)	$(3,733)
Basic and diluted loss per common share	$(0.13)	$(0.26)	$(0.44)	$(0.46)
Basic and diluted weighted-average number of common shares outstanding	8,138	8,138	8,138	8,137

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(3,549)	$(3,733)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	93	68
(Recovery) provision for doubtful accounts, net	(134)	241
Compensation expense for equity instruments	418	771
Gain on investment, net	(161)	─
Abandonment of patents	13	─
Changes in operating assets and liabilities:
Accounts receivable	424	(1,644)
Inventories	51	55
Other current assets and other assets	53	(4)
Accounts payable, accrued expenses and other liabilities	14	281
Net cash used for operating activities	(2,778)	(3,965)

Investing activities
Sale of investments	─	7,100
Patent costs	(48)	(161)
Purchase of fixed assets	(127)	(51)
Net cash (used for) provided by investing activities	(175)	6,888

Financing activities
Proceeds from short-term debt	3,471	─
Repayment of short-term debt	(51)	─
Proceeds from exercise of stock options	─	24
Net cash provided by financing activities	3,420	24

Effect of exchange rate changes on cash	44	21

Net increase in cash and cash equivalents	$511	$2,968
Cash and cash equivalents at beginning of the period	3,976	1,517
Cash and cash equivalents at end of the period	$4,487	$4,485

Supplemental non-cash activities:
Unrealized loss on available-for-sale securities	$ ─	$750

Supplemental disclosures:
Cash paid for interest	$29	$ ─

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

Revenue Recognition:

The Company generates revenue from sales of emission reduction products including Purifier system hardware; ARIS® advanced reagent injection system injectors and dosing systems; fuel-borne catalysts, including the Platinum Plus® fuel-borne catalyst products and concentrate; and license and royalty fees from the ARIS system and other technologies.

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

Patent Expense:

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to twenty years.  During the six months ended June 30, 2009, we capitalized $48,000 of patent costs and recorded abandonment of approximately $13,000 of patents, net.  Indirect and other patent-related costs are expensed as incurred.  Patent amortization expense for the three and six months ended June 30, 2009 was $15,000 and $26,000, respectively, and for the three and six months ended June 30, 2008 was $14,000 and $28,000, respectively.  At June 30, 2009 and December 31, 2008, the Company’s patents, net of accumulated amortization, were $1,035,000 and $1,027,000, respectively.

Basic and Diluted Loss per Common Share:

Basic and diluted loss per share is calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share.”  Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period.  Diluted loss per share is computed in a manner similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method.  The Company’s computation of diluted net loss per share for the three and six months ended June 30, 2009 and 2008 does not include common share equivalents associated with 948,078 and 802,178 options, respectively, and 407,493 and 424,992 warrants, respectively, and 40,000 unvested restricted shares under a stock award in 2009 as the result would be anti-dilutive.

Income Taxes:

We adopted FASB Interpretation No. 48 (“FIN 48”) effective January 1, 2007.  There were no unrecognized tax benefits at the date of adoption of FIN 48, and there were no unrecognized tax benefits at June 30, 2009.  It is the Company’s policy to classify in the financial statements accrued interest and penalties attributable to a tax position as income taxes.

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

Index

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate.  Our tax years ranging from 2004 through 2008 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

Selling, General and Administrative Expense:

Selling, general and administrative expense is summarized as the following:

(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Compensation and benefits	$1,033	$1,193	$2,049	$2,080
Non-cash stock-based compensation	208	238	410	538
Total compensation and benefits	1,241	1,431	2,459	2,618
Professional services	171	385	418	1,032	*
Travel	77	251	188	365
Sales and marketing expenses	5	144	57	229
Rents, utilities, property taxes, maintenance	103	100	220	199
Business taxes and insurance	41	96	160	192
Office supplies, postage, dues, seminars	20	61	55	111
Bad debt (recovery) provision	(134)	223	(134)	241
Depreciation and all other	37	31	90	57
Total selling, general and administrative expenses	$1,561	$2,722	$3,513	$5,044

* Professional services in the year-to-date 2008 period included $227,000 of non-cash stock-based compensation charges for fair value of warrants.

Aggregate non-cash stock-based compensation charges incurred by the Company in the three and six months ended June 30, 2009 were $212,000 and $418,000, respectively, (including $4,000 and $8,000, respectively, in research and development expenses) and in the three and six months ended June 30, 2008 were $241,000 and $771,000, respectively (see Note 6).

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS No. 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS No. 107’s requirement to disclose the methods and significant assumptions used to estimate fair value.  FSP FAS 107-1 and APB 28-1 is effective for the Company’s interim periods ending after June 15, 2009 consolidated financial statements and will be applied on a prospective basis.  FSP FAS 107-1 and APB 28-1 were adopted June 30, 2009 and had no material impact on the Company’s financial position, results of operations or cash flows.

Index

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 is effective for the Company’s interim and annual periods ending after June 15, 2009 consolidated financial statements and will be applied on a prospective basis.  FSP FAS 157-4 was adopted June 30, 2009 and had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP SFAS No. 141(R) -1”).  FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies.  FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” to determine whether the contingency should be recognized as of the acquisition date or after it.  FSP SFAS No. 141(R)-1 is effective January 1, 2009 for business combinations prospectively.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”).  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in SFAS 168.  All other accounting literature not included in the Codification is nonauthoritative.  The adoption of SFAS 168 will not have any impact on the Company’s financial statements.

Index

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

In accordance with SFAS No. 157, the Company’s investments as of June 30, 2009 and December 31, 2008 have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  The fair value of the investments may be revised in future periods as market conditions evolve.  Investments are comprised of the following:

(in thousands)
	June 30,	December 31,
	2009	2008
Auction rate securities	$10,646	$10,235
Auction rate securities right	1,055	1,305
Total investments	$11,701	$11,540
Classified as current assets	11,701	6,413
Classified as non-current assets	$ ─	$5,127

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

Index

For the period through the date the Company accepted the Offer, the Company classified the ARS as available-for-sale under SFAS No. 115.  Thereafter, the Company transferred the ARS to the trading category.

The fair value of the ARS was approximately $10.6 million (par value of $11.7 million) at June 30, 2009 and $10.2 million at December 31, 2008.  We sold $7.1 million of these investments in 2008.  The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.  The Company also recorded the ARSR at an initial fair value of $1.3 million.  The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows were subtracted from the current fair market value of the securities and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.  In the three and six months ended June 30, 2009, we recorded a gain of $377,000 and $411,000, respectively, on the ARS and a loss of $144,000 and $250,000, respectively, on the ARSR, resulting in a $233,000 and $161,000 net gain, respectively, included in other income (expense) on our condensed consolidated statements of operations.

Classification of investments as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions.  At June 30, 2009, the Company classified all investments as current based on management’s intention and ability to liquidate the investments by June 30, 2010.  At December 31, 2008, the Company classified $6.4 million of the investments as current based on management’s intention to use such securities as consideration if UBS demands payment on its loan prior to the date the Company exercises the ARSR.

The Company will be exposed to credit risk should UBS be unable to fulfill its commitment under the Offer.  There can be no assurance that the financial position of UBS will be such as to afford the Company the ability to acquire the par value of its ARS upon exercise of the ARSR.

Interest income for the three months ended June 30, 2009 and 2008 was approximately $49,000 and $113,000, respectively, and for the six-month periods then ended was approximately $141,000 and $356,000, respectively.  Accrued interest receivable at June 30, 2009 and December 31, 2008 was approximately $5,000 and $11,000, respectively.

Note 3.  Inventories

Inventories are stated at the lower of cost or market with cost determined using the average cost method.  Inventories consist of the following:

(in thousands)
	June 30,	December 31,
	2009	2008
Finished Platinum Plus fuel-borne catalyst	$163	$144
Platinum concentrate/metal	427	578
Hardware	347	268
Other	8	6
	$945	$996
Less: inventory reserves	(22)	(22)
Inventories, net	$923	$974

Index

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

In January 2009, we received $3.5 million proceeds from UBS under the approved no net cost loan.  UBS approved a $6.5 million credit facility based upon acceptance of our credit application pursuant to its Offer.  Our ARS serve as collateral for the loan which is payable upon demand.  If UBS should demand repayment prior to the commencement of the exercise period for our ARSR (June 30, 2010), UBS will arrange alternative financing with substantially the same terms and conditions.  If alternative financing cannot be established, UBS will purchase our pledged ARS at par value.  Interest is calculated at the weighted average rate of interest we earn on the ARS.  Interest is payable monthly.  Interest expense for the three and six months ended June 30, 2009 was approximately $12,000 and $32,000, respectively.  Accrued interest payable at June 30, 2009 was approximately $3,000.

Note 5.  Stockholders’ Equity

In March 2009, we issued 40,000 restricted shares of our common stock under our Incentive Plan (see Note 6).

In the first six months of 2009, 17,499 of the Company’s warrants expired (weighted-average exercise price of $7.50).  At June 30, 2009, the Company had 407,493 warrants outstanding, exercisable at a weighted-average exercise price of $11.51 with a weighted-average remaining life of 3.0 years.  There was no activity in the Company's outstanding warrants during the six months ended June 30, 2008.

In the first six months of 2008, we issued 15,246 shares of our common stock upon the exercise of 27,166 stock options.  In connection therewith, we received approximately $24,000 in cash and the surrender of 12,920 stock options (see Note 6).

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

Share-based compensation cost recognized under SFAS 123(R) was approximately $212,000 and $241,000 for the three months ended June 30, 2009 and 2008, respectively, and $418,000 and $771,000 for the six months ended June 30, 2009 and 2008, respectively.  Of such 2009 six-month total, $410,000 is classified in selling, general and administrative expenses and $8,000 in research and development expenses, and of such 2008 six-month total, $765,000 is classified in selling, general and administrative expenses ($538,000 as employee compensation and $227,000 as investor relations compensation for advisory services) and $6,000 is included in research and development expenses.  Compensation costs for stock options which vest over time are recognized over the vesting period.  As of June 30, 2009, there was approximately $0.6 million of unrecognized compensation cost related to stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.6 years.

Index

The following table summarizes information concerning stock options outstanding including the related transactions under the Plan for the six months ended June 30, 2009:

	Number of Shares*	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options Outstanding as of
December 31, 2008	972,578		$11.72
Granted		$	
Exercised		$	
Forfeited		$	
Expired	(24,500)		$4.50
Options outstanding as of June 30, 2009	948,078		$10.34	6.4	$	
Options exercisable as of June 30, 2009	791,744		$10.83	5.9	$	

*  Table does not include 40,000 shares issued as a stock award under the Plan.

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2009, which would have been received by the holders had all holders of awards and options in the money exercised their options as of that date.

No stock options were exercised in the six months ended June 30, 2009.  For the six months ended June 30, 2008, proceeds received from the exercise of stock options were approximately $24,000 and were included in financing activities on the Company’s condensed consolidated statements of cash flows.  In addition, for the six months ended June 30, 2008, 12,920 shares were surrendered upon the exercise of options to fund the purchase.  The total intrinsic value of stock options exercised for the six months ended June 30, 2008 was $288,414.

In 2009, the board of directors awarded 40,000 shares to the recently elected Chief Executive Officer at an average market price of $1.625 per share, representing the high and low market price on the date of award, March 30, 2009.  These shares vest as to one-third of the total on each of February 10, 2010, 2011 and 2012.  The total fair value of the award was $65,000 which will be charged to expense over the vesting period.

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

Index

Note 7.  Commitments

The Company was obligated under a five-year sublease agreement through March 31, 2009 for its principal office (3,925 square feet) at an annual cost of approximately $128,000, including utilities and parking.  The Company is obligated under a seven-year lease expiring December 2015 for its relocated U.S. headquarters at 10 Middle Street, Bridgeport, Connecticut (5,515 square feet) at an annual cost of approximately $141,000, including utilities.  We have a lease for 1,942 square feet of office space outside London, U.K. through March 2013 at an annual cost of approximately $65,000, including utilities and parking.  We also lease 2,750 square feet of warehouse space in Milford, Connecticut at an annual cost of approximately $21,000 (including utilities) through July 2009.  We have arranged to rent the warehouse facility on a month to month basis after July 2009 as we explore alternative solutions with the intent to reduce our warehousing costs.

Effective October 28, 1994, Fuel Tech, Inc., successor to Fuel-Tech N.V. (“Fuel Tech”), the company that spun CDT off in a rights offering in December 1995, granted two licenses to the Company for all patents and rights associated with its platinum fuel-based catalyst technology.  Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses.  In exchange for the assignment commencing in 1998, the Company was obligated to pay Fuel Tech a royalty of 2.5% of its annual gross revenue attributable to sales of the platinum fuel-borne catalysts.  The royalty obligation expired in December 2008.  CDT, as assignee and owner, maintains the technology at its expense.  Royalty expense incurred under this obligation for the three months and six months ended June 30, 2008 was approximately $3,800 and $8,400, respectively.  Royalties payable to Fuel Tech at December 31, 2008 were $20,700.

Note 8.  Related Party Transactions

The Company terminated its Management and Services Agreement with Fuel Tech effective February 1, 2009.  That agreement required the Company to reimburse Fuel Tech for management, services and administrative expenses incurred on the Company’s behalf at a rate equal to an additional 3% to 10% of the costs paid on the Company’s behalf, dependent upon the nature of the costs incurred.  In 2008 and until the termination in 2009, the Company reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT.  This CDT officer/director became a part-time employee of the Company on February 1, 2009.  The Company’s condensed consolidated statements of operations include charges from Fuel Tech of certain management and administrative costs of $0 and $18,000, respectively, in the three-month periods ended June 30, 2009 and 2008 and approximately $6,000 and $35,000, respectively, in the six months ended June 30, 2009 and 2008.

Index

Note 9.  Significant Customers

For the three and six months ended June 30, 2009 and 2008, revenue derived from certain customers comprised 10% or more of our consolidated revenue (“significant customers”) as set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Customer A	13.3%	18.4%	*	15.4%
Customer B	26.9%	*	14.0%	*
Customer C	*	*	18.4%	*

*	Represents less than 10% revenue for that customer in the applicable period. There were no other customers that represented 10% or more of revenue for the periods indicated.

At June 30, 2009, Clean Diesel had three customers (one of such customers is included in the table above) that represented approximately 49.4% of its gross accounts receivable balance.

Note 10.  Comprehensive Loss

Components of comprehensive loss follow:

(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(1,076)	$(2,143)	$(3,549)	$(3,733)
Other comprehensive income (loss):
Foreign currency translation adjustment	53	33	44	21
Unrealized loss on available- for-sale securities	─	(164)	─	(750)
Comprehensive loss	$(1,023)	$(2,274)	$(3,505)	$(4,462)

Note 11.  Geographic Information

CDT sells its products and licenses its technologies throughout the world.  A geographic distribution of revenue consists of the following:

(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
U.S.	$157	$267	$378	$402
U.K./Europe	186	2,304	283	4,750
Asia	32	48	60	68
Total	$375	$2,619	$721	$5,220

Index

The Company has patent coverage in North and South America, Europe, Asia, Africa and Australia.  As of June 30, 2009 and December 31, 2008, the Company’s assets comprise the following:

(in thousands)
	June 30,	December 31,
	2009	2008
U.S.	$17,576	$17,214
Foreign	1,518	1,533
Total assets	$19,094	$18,747

Note 12.  Subsequent Events

On August 4, 2009, the Board of Directors adopted a plan to implement a company-wide restructuring plan effective August 7, 2009.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we have identified approximately $430,000 of restructuring costs that will be accrued when the plan is effective. In addition, non-executive members of the Company's Board of Directors agreed to receive 50% of their compensation for the second half of 2009, totaling $41,250.

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

Recent Developments

We continue to incur significant losses in 2009, in part, due to a widespread economic downturn that has impacted many of the industries to which we market our emission control products and technologies.  Further, we have experienced delays in obtaining new verifications for our products and technologies and note that certain emission control compliance deadlines have been delayed or suspended.  Presently, we are working to overcome gaps in our technology and product portfolios brought about by volatile markets and past development setbacks.  We remain focused on improving our revenue streams while, at the same time, operating under an ongoing cost reduction program.  Because of the continuing difficult economic environment and our overriding concern to obtain a cash flow positive position and profitability, we have implemented a company-wide restructuring plan effective August 7, 2009 (see Note 12 of Notes to the Condensed Consolidated Financial Statements).  When complete, the plan is intended to reduce the company’s annual compensation and benefit expense by approximately 41% and reduce the company’s cash burn rate primarily from a reduction of approximately 44% of the company’s workforce.

Retrofit Market Update – The rapidly expanding global retrofit market is central to our new strategic focus.  While the global opportunities are exciting, we are late to the market in some cases and the resulting barriers to entry require substantial product development, careful planning and market positioning.  Consequently, we have taken a strategic approach that will leverage our success in the London Low Emission Zone project to build our brand of emission reduction systems worldwide.  Successful execution of the strategy is dependent upon key enablers such as product technology to fill portfolio gaps, capable manufacturing partners and strong distribution channels.  In addition, product verifications from local environmental protection agencies are critical and necessary to do business in their respective regions.  While we have several European verifications, the lack of U.S. Environmental Protection Agency (“EPA”) and California Air Resources Board (“CARB”) verifications remain significant risks to our business.  As part of our increased focus on this market segment, we have intensified our verification efforts with both agencies and are committed to working cooperatively to further build the CDT brand globally.  Progress has been made and we are currently engaged in several projects with several verifying agencies around the world.  In our current view, the retrofit portion of our business will become the core of the company and represents our greatest revenue opportunity (assuming continued successful product verifications).

Off-Road Emissions Reduction & Fuel Economy Update – Our new focus in the U.S. on the non-road markets for emissions reduction and fuel economy continues to gain traction.  Increased penetration into the regional rail, marine and mining sectors is a direct result of our organizational changes and a more strategic approach to the business.  Through this approach, we have gained several new customers and, pending successful trials, possibly several more customers.  While most of the new customers are small in size, they represent important data points as they become testament to the performance of the product in specific applications.  As we work to extend our reach, we are now in the process of developing key distribution partners who will provide further access to vital sectors and help us establish a more visible market presence.  Revenue streams are difficult to predict due to economic and regulatory factors, but we are hopeful that we can build upon this success to develop a meaningful business.  Our fuel-borne catalyst is registered with the U.S. EPA and various other regulatory agencies around the world.

Catalyzed Wire Mesh Filter Technology Update – In the first six months of 2008, we executed new technology licensing agreements with Headway Machinery Co., Ltd. (Zhucheng City, China) (“Headway”).  Headway is the largest commercial diesel engine exhaust company in China and expects to supply Chinese original equipment manufacturers of diesel-powered transportation in support of China’s anticipated regulations for emissions.  Pursuant to this license, we intend to supply our wire mesh filters along with Platinum Plus fuel-borne catalyst to the supplier after completion of initial testing.  This agreement was a tremendous step forward for us in this region; however, there is no contractual obligation on Headway’s part to commercialize the technology.  Headway remains in the testing phase with the catalyzed wire mesh filter (“CWMF”) as it assesses its relative performance to several other competitive filter products in meeting EURO IV compliance standards.  Moreover, uncertainty remains as to when, or if, the EURO IV emission standards will be implemented in China, but, at a minimum, it will be delayed.  The region could, however, move directly to EURO V standards which would rule out the use of the CWMF technology.  We continue to monitor this situation and work with other potential customers to introduce the technology to all of the region’s original equipment manufacturers (“OEM”s) as well as introduce it to local low emission zone projects in China.  Opportunity in this region is difficult to quantify due to the regulatory questions, but could prove to be material assuming OEM acceptance and successful retrofit verifications.

Index

Technology Licensing Update – We are continuing our efforts to consummate technology license agreements with manufacturers and component suppliers for the use of our ARIS technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.  While we continue to market this intellectual property aggressively, development of competitive injector technology has limited our future revenue potential in some high volume market segments.  In this market, Bosch, our largest licensee, is also our competitor in that they have commercialized a single flow injector that is less costly and easier to implement in many applications.  ARIS will continue to have applications in niche markets that are being pursued by our other licensees (Tenneco, Hilite, Eaton, Foreco), but royalty streams associated with ARIS will not be as meaningful to us as was originally anticipated.  Similarly, the commercialization of our patented technology to combine EGR with SCR continues to be a primary focus area.  The combination of these two technologies has gained widespread acceptance for meeting EPA 2010 emission standards in the U.S.  A license to this intellectual property was granted to Bosch as part of the global ARIS/SCR agreement in 2007, and Bosch has since gained a dominant position for SCR systems in North America.  The royalty stream from Bosch will increase as 2010 model year engine manufacturing ramps up.  We believe commercialization beyond Bosch is critical, and a global effort is underway to further market the technology.  However, the realization of material revenue outside of the Bosch royalties will be a function of engine manufacturer purchasing decisions.  When a supplier other than Bosch is chosen in an EGR/SCR application, we will have the opportunity to license that OEM or Tier One supplier directly.

Results of Operations

Three Months ended June 30, 2009 Compared to Three Months ended June 30, 2008

Total revenue in the three months ended June 30, 2009 was $375,000 compared to $2,619,000 in the three months ended June 30, 2008, a decrease of $2,244,000, or 85.7%, reflecting declines in product sales as well as licensing fees and royalties.  Of our operating revenue for the three months ended June 30, 2009, approximately 91.2% was from product sales and 8.8% was from technology licensing fees and royalties.  Of our operating revenue for the three months ended June 30, 2008, approximately 95.1% was from product sales and 4.9% was from technology licensing fees and royalties.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Product sales were $342,000 in the second quarter of 2009 compared to $2,490,000 in the same 2008 quarter, a decrease of $2,148,000.  The decrease in product sales was attributable primarily to lower demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst, for compliance with the requirements of the London Low Emission Zone.  We received approval in October 2007 from Transport for London to supply our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  The deadlines for compliance with the London Low Emission Zone will be phased in over time for different classifications of vehicles.  February 2008 was the compliance deadline for vehicles greater than 12 metric tons and July 2008 was the compliance deadline for motor coaches and vehicles greater than 3.5 metric tons.  The next compliance deadlines for the London Low Emission Zone are in 2010 and 2012, although the Mayor of London has proposed suspension of the 2010 deadline.  The sales of our Purifier Systems for compliance with the requirements of the London Low Emission Zone provide us with recurring revenue from use of our Platinum Plus fuel-borne catalyst that enables the regeneration of the diesel particulate filter.  We believe we will have the opportunity to expand this business opportunity as additional low emission zones are established throughout Europe and elsewhere.

Index

Our technology licensing fees and royalties were $33,000 in the three months ended June 30, 2009 compared to $129,000 in the same quarter of 2008 and were primarily attributable to royalties related to our ARIS® technologies.  We have not executed new technology licensing agreements in 2009.  In the three months ended June 30, 2008, we executed a new technology licensing agreement with Hilite International, Inc. and recognized revenue from license fees for the use of our ARIS® technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.  We are continuing our efforts to consummate technology license agreements with manufacturers and component suppliers for the use of our ARIS technologies.

Our total cost of revenue was $217,000 in the three-month period ended June 30, 2009 compared to $1,993,000 in the three-month period ended June 30, 2008.  The decrease in our cost of sales is due to lower product sales volume.  Our gross profit as a percentage of revenue was 42.1% and 23.9% for the three-month periods ended June 30, 2009 and 2008, respectively, with the increase primarily attributable to the mix of higher margin product sales.

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

Selling, general and administrative expenses were $1,561,000 in the three months ended June 30, 2009 compared to $2,722,000 in the comparable 2008 period, a decrease of $1,161,000, or 42.7%.  The decrease in selling, general and administrative costs is primarily attributable to lower compensation and benefits, travel, professional services and bad debts.  Our cost control initiatives to strictly control spending are ongoing and certain improvements are apparent in our current operating costs.  Selling, general and administrative expenses are summarized as follows:

(in thousands)
	Three Months Ended
	June 30,
	2009	2008

Compensation and benefits	$1,033	$1,193
Non-cash stock-based compensation	208	238
Total compensation and benefits	1,241	1,431
Professional services	171	385
Travel	77	251
Sales and marketing expenses	5	144
Rents, utilities, property taxes, maintenance	103	100
Business taxes and insurance	41	96
Office supplies, postage, dues, seminars	20	61
Bad debt (recovery) provision	(134)	223
Depreciation and all other	37	31
Total selling, general and administrative expenses	$1,561	$2,722

Aggregate non-cash charges for the fair value of stock options and warrants in the three months ended June 30, 2009 were $212,000, of which $208,000 has been included in selling, general and administrative expenses and $4,000 in research and development expenses.  This compares to $241,000 in non-cash stock option compensation expense in the three months ended June 30, 2008 (of which $238,000 has been included in selling, general and administrative expenses and $3,000 in research and development expenses).

Index

Excluding the non-cash stock-based charges, compensation and benefit expenses were $1,033,000 for the three months ended June 30, 2009 compared to $1,193,000 in the comparable prior year period, a decrease of $160,000, or 13.4%, due primarily to the compensation of the former CEO included in the severance charge recorded in the first quarter of 2009 and reduction of certain rates of compensation for existing personnel.

Professional services include audit-related costs, public relations, investor relations and financial advisory fees.  The $214,000 reduction in professional services is due to ongoing cost containment programs, including limitation on our use of outside agencies.

Research and development expenses were $127,000 in the three months ended June 30, 2009 compared to $89,000 in the three months ended June 30, 2008, an increase of $38,000, or 42.7%.  Presently, we are working to overcome gaps in our technology and product portfolios brought about by volatile markets and past development setbacks.  In addition to development of new products, our 2009 projects include laboratory testing on additive formulations and field testing of emission control technologies.  Research and development expenses for the three months ended June 30, 2009 and 2008, respectively, include $4,000 and $3,000 of non-cash charges for the fair value of stock options.

Patent amortization and other patent expenses, including abandonment of $13,000 of previously capitalized patents, were $37,000 in the three months ended June 30, 2009 compared to $42,000 in the same period in 2008, a decline of $5,000 (11.9%).

Interest income was $49,000 in the three months ended June 30, 2009 compared to $113,000 in the three months ended June 30, 2008, a decrease of $64,000, or 56.6%, due to lower rates of return.

Other income (expense) was $442,000 in the three months ended June 30, 2009 compared to ($29,000) in the comparable 2008 period which 2008 amount was attributable to foreign currency transaction losses, net of gains.  The 2009 other income (expense) is comprised of foreign currency transaction gains, net of losses of $221,000, interest expense of ($12,000) and gain on the fair value of investments of $233,000.  In the three months ended June 30, 2009, the Company had an unrealized gain on the fair value of its investment in ARS of $377,000 and an unrealized loss of ($144,000) on its ARSR, resulting in a $233,000 net gain.

Six Months ended June 30, 2009 Compared to Six Months ended June 30, 2008

Total revenue for the first half of 2009 was $721,000 compared to $5,220,000 in the first half of 2008, a decrease of $4,499,000, or 86.2%, reflecting declines in product sales as well as licensing fees and royalties.  Operating revenue in the six months ended June 30, 2009 consisted of approximately 90.7% in product sales and 9.3% in technology licensing fees and royalties.  Operating revenue in the six months ended June 30, 2008 consisted of approximately 96.1% in product sales and 3.9% in technology licensing fees and royalties.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Product sales in the six months ended June 30, 2009 were $654,000 compared to $5,017,000 in the same prior year period, a decrease of $4,363,000, or 87.0%.  The decrease in product sales was attributable primarily to lower demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst, for compliance with the requirements of the London Low Emission Zone.  We received approval in October 2007 from Transport for London to supply our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  The deadlines for compliance with the London Low Emission Zone will be phased in over time for different classifications of vehicles.  February 2008 was the compliance deadline for vehicles greater than 12 metric tons and July 2008 was the compliance deadline for motor coaches and vehicles greater than 3.5 metric tons.  The next compliance deadlines for the London Low Emission Zone are in 2010 and 2012, although the Mayor of London has proposed suspension of the 2010 deadline.  The sales of our Purifier Systems for compliance with the requirements of the London Low Emission Zone provide us with recurring revenue from use of our Platinum Plus fuel-borne catalyst that enables the regeneration of the diesel particulate filter.  We believe we will have the opportunity to expand this business opportunity as additional low emission zones are established throughout Europe and elsewhere.

Technology licensing fees and royalties included fees upon execution of new agreements and royalties from existing licensees, primarily for use of our ARIS technologies.  We did not execute new technology licensing agreements in the first half of 2009.  During the six months ended June 30, 2008, we executed new technology licensing agreements with Headway Machinery Co., Ltd. (Zhucheng City, China) and Hilite International, Inc. (Cleveland, Ohio) and recognized revenue from license fees.  The Hilite license provides for their use of our ARIS technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.  Pursuant to the Headway license, we intend to supply our wire mesh filters along with Platinum Plus fuel-borne catalyst to the supplier after the supplier completes initial testing, which testing had been anticipated to be concluded late in 2008 but has not yet been completed.  We are continuing our efforts to consummate technology license agreements with manufacturers and component suppliers.

Index

Our total cost of revenue was $451,000 in the six-month period ended June 30, 2009 compared to $4,058,000 in the six-month period ended June 30, 2008.  The decrease in our cost of sales is due to lower product sales volume.  Our gross profit as a percentage of revenue was 37.4% and 22.3% for six-month periods ended June 30, 2009 and 2008, respectively, with the increase attributable to the mix of higher margin product sales.

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

Selling, general and administrative expenses were $3,513,000 in the six months ended June 30, 2009 compared to $5,044,000 in the comparable 2008 period, a decrease of $1,531,000, or 30.4%.  The decrease in selling, general and administrative costs is primarily attributable to lower professional services, particularly investor relations and financial advisory services, lower travel, marketing and bad debts.  We are making a concerted effort in 2009 to contain our costs and eliminate those costs that are redundant or deemed unnecessary.  Selling, general and administrative expenses are summarized as follows:

(in thousands)
	Six Months Ended
	June 30,
	2009	2008

Compensation and benefits	$2,049	$2,080
Non-cash stock-based compensation	410	538
Total compensation and benefits	2,459	2,618
Professional services	418	1,032	*
Travel	188	365
Sales and marketing expenses	57	229
Rents, utilities, property taxes, maintenance	220	199
Business taxes and insurance	160	192
Office supplies, postage, dues, seminars	55	111
Bad debt (recovery) provision	(134)	241
Depreciation and all other	90	57
Total selling, general and administrative expenses	$3,513	$5,044

*  Includes $227,000 of non-cash stock-based compensation charges for fair value of warrants.

The Company’s aggregate non-cash charges for the fair value of stock options and warrants in the six months ended June 30, 2009 were $418,000, of which $410,000 has been included in selling, general and administrative expenses and $8,000 in research and development expenses.  This compares to $771,000 in total non-cash stock-based compensation expense in the six months ended June 30, 2008 ($538,000 in compensation, $227,000 in professional and $6,000 in research and development expenses).

Index

Excluding the non-cash stock-based charges, compensation and benefit expenses were $2,049,000 for the six months ended June 30, 2009 compared to $2,080,000 in the comparable prior year period, a decrease of $31,000, or 1.5%.

Professional fees include audit-related costs, public relations, investor relations and financial advisory fees.  In addition to curtailment of outside agency use, a significant component of the decrease in professional fees is attributable to stock-based compensation charges for the fair value of warrants issued for investor relations services.  Included in 2008 professional costs is a $227,000 non-cash compensation expense for stock warrants issued for financial advisory services which represented the remaining stock-based amount that was amortized over the period that services were rendered.

We relocated our U.S. corporate offices in January 2009 and incurred rent expense on both our old and new U.S. headquarters due to the timing of our relocation and expiration of the old lease.

We incurred severance charges totaling $510,000 in the six months ended June 30, 2009 to be paid in monthly installments until September 2010.  On February 10, 2009, the Company’s Board of Directors elected Michael L. Asmussen, 38, as President and Chief Executive Officer replacing Dr. Bernhard Steiner.  Mr. Asmussen was also appointed to serve as a Director of the Company.  Effective February 11, 2009, Dr. Steiner resigned as a Director of the Company.  As a consequence of his termination of employment, Dr. Steiner is entitled to salary of approximately $315,445 (EUR 241,500) per annum until September 13, 2010, the remainder of his contract term, along with specified expenses not to exceed an aggregate of approximately $4,300, to be paid in monthly installments.

We have restructured the Company so that each employee will manage resources based upon data-driven revenue expectations.  As such, new processes are being established to ensure organizational and individual discipline and accountability.

Research and development expenses were $186,000 in the six months ended June 30, 2009 compared to $154,000 in the six months ended June 30, 2008, an increase of $32,000, or 20.8%, due to the timing of initiation of our 2009 projects.  Our work for the California Showcase is ongoing along with certain supplemental environmental programs sponsored by CARB.  Presently, we are working to overcome gaps in our technology and product portfolios brought about by volatile markets and past development setbacks.  The 2008 projects included laboratory testing on additive formulations.  Research and development expenses in the six months ended June 30, 2009 and 2008 include $8,000 and $6,000, respectively, of non-cash charges for the fair value of stock options granted in accordance with SFAS No. 123R.

We believe that it is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the U.S. EPA and/or CARB protocols in order to qualify for credits within the EPA and/or CARB programs.  Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified.  In 2009, we intend to verify our Platinum Plus fuel-borne catalyst in combination with a high performance diesel particulate filter under the CARB protocol.  We have no assurance that our product will be verified by CARB or that such a verification will be acceptable to the EPA.  Verification is also useful for commercial acceptability.

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

Patent amortization and other patent related expense was $72,000 in the six months ended June 30, 2009 compared to $78,000 in the same prior year period, a decline of $6,000 (7.7%).

Interest income was $141,000 in the six months ended June 30, 2009 compared to $356,000 in the six months ended June 30, 2008, a decrease of $215,000, or 60.4%, due to lower invested balances and rates of return during the 2009 period.

Index

Other income (expense) was $321,000 in the six months ended June 30, 2009 and is comprised of foreign currency transaction gains, net of losses of $192,000, interest expense of ($32,000) and net gain on investments of $161,000.  The 2008 other income (expense) consists of foreign currency transaction gains, net of losses of $25,000.  In the six months ended June 30, 2009, the Company had an unrealized gain on the fair value of its investment in ARS of $411,000 and an unrealized loss of ($250,000) on its ARSR, resulting in a $161,000 net gain.

Liquidity and Capital Resources

We require capital resources and liquidity to fund our global development and for working capital.  Our working capital requirements vary from period to period depending upon manufacturing volumes, the timing of deliveries and payment cycles of our customers.  At June 30, 2009 and December 31, 2008, we had cash and cash equivalents of $4.5 million and $4.0 million, respectively, to use for our operations.  Our working capital was $10.2 million at June 30, 2009 compared to $8.2 million at December 31, 2008 reflecting an increase of $2.0 million primarily attributable to the classification of our investments to current from non-current, partially offset by the increase in our short-term loan.

Net cash used for operating activities was $2.8 million in the six months ended June 30, 2009 and was used primarily to fund the net loss of $3.5 million, adjusted for non-cash items.  Included in the non-cash items was stock-based compensation expense of $418,000 accounted for in accordance with SFAS No. 123R, gain on fair value of investments of $161,000 and recovery of doubtful accounts ($134,000).

Accounts receivable, net decreased by $0.3 million to $0.3 million at June 30, 2009 from $0.6 million at December 31, 2008 due primarily to collection of receivables.  Inventories, net and other current assets were only slightly down at June 30, 2009 from the December 31, 2008 levels.  Our accounts payable, accrued expenses and other liabilities increased slightly at June 30, 2009 compared to December 31, 2008 reflecting decreases in accounts payable and other liabilities that were more than offset by an increase in accrued expenses.  The increase in accrued expenses is primarily due to accrued severance to be paid in monthly installments through September 2010 as outlined above.

Net cash used for investing activities was $0.2 million in the six months ended June 30, 2009.  We capitalized fixed assets and improvements associated with our U.S. headquarters to which we relocated in January 2009.  We also used cash for investments in our patents, including patent applications in foreign jurisdictions.  We expect to continue to invest in our intellectual property portfolio.

Cash provided by financing activities was $3.4 million in the six months ended June 30, 2009 and was attributable to proceeds from borrowing from a demand loan facility.  We are using the proceeds from short-term debt for general working capital purposes.

In May 2008, we arranged a $3 million demand loan facility using our auction rate securities (“ARS”) as collateral and in July 2008, borrowed those funds as a matter of financial prudence to secure available cash.  In January 2009, UBS approved a $6.5 million credit facility.  In January 2009, we drew down the additional available cash as a matter of financial prudence.  The ARS serve as collateral for the loan which is due upon demand (see Note 4 of Notes to the Condensed Consolidated Financial Statements).

At June 30, 2009, our investments are recorded at fair value in accordance with SFAS No. 157 and comprise ARS and an ARS put right (“ARSR”).  At June 30, 2009 and December 31, 2008, we held approximately $10.6 million and $10.2 million ($11.7 million par value), respectively, in investments in ARS collateralized by student loans, primarily AAA/Aaa-rated, which are substantially guaranteed by the U.S. Department of Education.  We sold $7.1 million of these investments in the six months ended June 30, 2008.  However, starting on February 15, 2008 and continuing to date in 2009, the Company experienced difficulty in effecting additional sales of such securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders.  Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  These failed auctions represent liquidity risk exposure and are not defaults or credit events.  Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.

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

Index

The fair value of the Company’s ARS increased $411,000 in the six months ended June 30, 2009, which gain was recognized in our condensed consolidated statement of operations.  The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.  The Company also recorded a loss on the ARSR of $250,000 and recognized the loss in operations, which, together with the $411,000 increase in fair value of the ARS, resulted in a $161,000 net gain to operations in 2009.  The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows was subtracted from the current fair market value of the securities and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.  The Company used an independent third party valuation firm to assist it with its determination of fair values of the ARS and ARSR.

Classification of investments as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions.  At June 30, 2009, the Company classified all investments as current based on management’s intention and ability to liquidate the investments by June 30, 2010.  At December 31, 2008, the Company classified $6.4 million of the ARS as current based on management’s intention to use such securities as consideration if UBS demands payment on its loan prior to the date the Company exercises the ARSR.

The Company will be exposed to credit risk should UBS be unable to fulfill its commitment under the Offer.  There can be no assurance that the financial position of UBS will be such as to afford the Company the ability to acquire the par value of its ARS upon exercise of the put right.

Our management believes that based upon the Company’s cash and cash equivalents and investments at June 30, 2009, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations for at least the next 12 months.

We have incurred losses since inception aggregating $62.4 million, which amount includes $4.8 million of non-cash preferred stock dividends.  We expect to incur losses through the foreseeable future, until our products and technological solutions achieve greater awareness.  Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, catalyzed wire mesh filters and from technology licensing fees and royalties, revenue to date has been insufficient to cover our operating expenses, and we continue to be dependent upon sources other than operations to finance our working capital requirements.  Historically, we have been primarily dependent upon funding from new and existing stockholders.  The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, that it will be on acceptable terms.

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

Capital Expenditures

As of June 30, 2009, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, exchange rates for pounds sterling and Euros, and current turmoil in the capital markets, we are not subject to any significant market risk exposure.  We monitor the price of platinum and exchange rates and adjust our procurement strategies as needed.  There have been no material changes in our market risk exposures at June 30, 2009 as compared to December 31, 2008.

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

At the May 13, 2009 Annual Meeting of Stockholders of the Company, the holders of 2,857,339 shares of the Company’s common stock were present in person or by proxy.  This attendance was 35.1% of the total of 8,138,304 shares of common stock outstanding as of the record date of March 16, 2009.

The results of matters submitted to a vote of the stockholders were as follows:

(i)  the proposal to elect six nominees as directors was approved by a vote with respect to each individual, as follows:

Name	Shares For	Shares Withheld

John A. de Havilland	2,760,642	96,967
Derek R. Gray	2,842,436	14,903
Charles W. Grinnell	2,689,322	168,017
John J. McCloy II	2,772,266	85,073
David F. Merrion	2,772,366	84,973
Michael L. Asmussen	2,695,239	162,100

(ii)  the proposal to ratify the appointment of Eisner LLP as the Company’s independent registered public accounting firm for the year 2009 was approved by a vote of 2,697,502 for, 90,706 against and 69,130 shares abstaining.

(iii)  the proposal to apply to the London Stock Exchange to delist the Company’s shares from trading on the AIM Market was approved by a vote of 2,853,574 for, 3,603 against and 160 shares abstaining.

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

CLEAN DIESEL TECHNOLOGIES, INC.
(Registrant)

Date: August 10, 2009	By:	/s/ Michael L. Asmussen
Michael L. Asmussen
Director, President and
Chief Executive Officer

Date: August 10, 2009	By:	/s/ Ann B. Ruple
Ann B. Ruple
Chief Financial Officer,
Vice President and Treasurer