Form 10-Q
period 2009-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2009-11-09
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 001-33710

CLEAN DIESEL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1393453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Middle Street Suite 1100, Bridgeport, CT	06604
(Address of principal executive offices)	(Zip Code)

(203) 416-5290
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☐  No  __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of November 6, 2009, there were 8,213,988 outstanding shares of the registrant’s common stock, par value $0.01 per share.

CLEAN DIESEL TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2009

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,224	$3,976
Investments	11,725	6,413
Accounts receivable, net of allowance of $263 and $359, respectively	163	637
Inventories, net	901	974
Other current assets	124	219
Total current assets	17,137	12,219

Investments	─	5,127
Patents, net	1,062	1,027
Fixed assets, net of accumulated depreciation of $338 and $505, respectively	322	296
Other assets	61	78
Total assets	$18,582	$18,747

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$184	$501
Accrued expenses	900	534
Short-term debt	7,697	3,013
Customer deposits	─	8
Total current liabilities	8,781	4,056

Commitments

Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share: authorized 12,000,000; issued and outstanding 8,178,304 and 8,138,304 shares, respectively	82	81
Additional paid-in capital	74,479	73,901
Accumulated other comprehensive loss	(426)	(406)
Accumulated deficit	(64,334)	(58,885)
Total stockholders’ equity	9,801	14,691
Total liabilities and stockholders’ equity	$18,582	$18,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Product sales	$225	$1,415	$879	$6,432
Technology licensing fees and royalties	28	165	95	368
Total revenue	253	1,580	974	6,800

Costs and expenses:
Cost of product sales	217	1,174	668	5,232
Cost of licensing fees and royalties	─	─	─	─
Selling, general and administrative	1,324	2,403	4,837	7,447
Severance charge	448	─	958	─
Research and development	128	162	314	316
Patent amortization and other expense	56	65	128	143
Operating costs and expenses	2,173	3,804	6,905	13,138

Loss from operations	(1,920)	(2,224)	(5,931)	(6,338)

Other income (expense):
Interest income	46	125	187	481
Other income (expense), net	(26)	(282)	295	(257)

Net loss	$(1,900)	$(2,381)	$(5,449)	$(6,114)
Basic and diluted loss per common share	$(0.23)	$(0.29)	$(0.67)	$(0.75)
Basic and diluted weighted-average number of common shares outstanding	8,138	8,138	8,138	8,137

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(5,449)	$(6,114)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	139	110
(Recovery) provision for doubtful accounts, net	(148)	499
Compensation expense for equity instruments	579	1,033
Gain on investment, net	(185)	─
Abandonment of patents and equipment	16	─
Changes in operating assets and liabilities:
Accounts receivable	622	335
Inventories, net	73	262
Other current assets and other assets	112	68
Accounts payable, accrued expenses and other liabilities	41	(640)
Net cash used for operating activities	(4,200)	(4,447)

Investing activities
Sale of investments	─	7,100
Patent costs	(88)	(220)
Purchase of fixed assets	(121)	(110)
Net cash (used for) provided by investing activities	(209)	6,770

Financing activities
Proceeds from short-term debt	4,735	3,000
Repayment of short-term debt	(51)	─
Stockholder-related charges	─	(14)
Proceeds from exercise of stock options	─	24
Net cash provided by financing activities	4,684	3,010

Effect of exchange rate changes on cash	(27)	(159)

Net increase in cash and cash equivalents	$248	$5,174
Cash and cash equivalents at beginning of the period	3,976	1,517
Cash and cash equivalents at end of the period	$4,224	$6,691

Supplemental non-cash activities:
Unrealized loss on available-for-sale securities	$ ─	$750
Accumulated depreciation of abandoned assets	$270	$ ─

Supplemental disclosures:
Cash paid for interest	$55	$ ─

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with Clean Diesel’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company has performed an evaluation of subsequent events through November 9, 2009, which is the date the financial statements were issued.

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

Index

Valuation of Accounts Receivable:

Management reviews the creditworthiness of a customer prior to accepting an initial order.  Upon review of the customer’s credit application and confirmation of the customer’s credit and bank references, management establishes the customer’s terms and credit limits.  Credit terms for payment of products are extended to customers in the normal course of business and no collateral is required.  We receive order acknowledgements from customers confirming their orders prior to our fulfillment of orders.  To determine the allowance for doubtful accounts receivable which adjusts gross trade accounts receivable downward to estimated net realizable value, management considers the ongoing financial stability of the Company’s customers, the aging of accounts receivable balances, historical losses and recoveries, and general business trends and existing economic conditions that impact our industry and customers.  In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due from that customer, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected.  An account is written off only after management has determined that all available means of collection, including legal remedies, are exhausted.

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

Patent Expense:

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to twenty years.  During the nine months ended September 30, 2009, we capitalized $88,000 of patent costs and recorded abandonment of approximately $13,000 of patents, net.  Indirect and other patent-related costs are expensed as incurred.  Patent amortization expense for the three and nine months ended September 30, 2009 was $14,000 and $40,000, respectively, and for the three and nine months ended September 30, 2008 was $17,000 and $45,000, respectively.  At September 30, 2009 and December 31, 2008, the Company’s patents, net of accumulated amortization, were $1,062,000 and $1,027,000, respectively.

Basic and Diluted Loss per Common Share:

Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period.  Diluted loss per share is computed in a manner similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method.  The Company’s computation of diluted net loss per share for the three and nine months ended September 30, 2009 and 2008 does not include common share equivalents associated with 876,410 and 812,178 options, respectively, and 407,493 and 424,992 warrants, respectively, and 40,000 unvested restricted shares under a stock award in 2009 as the result would be anti-dilutive.

Index

Income Taxes:

At September 30, 2009, there were no unrecognized tax benefits.  It is the Company’s policy to classify in the financial statements accrued interest and penalties attributable to a tax position as income taxes.

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

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate.  Our tax years ranging from 2006 through 2008 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

Selling, General and Administrative Expense:

Selling, general and administrative expense is summarized as the following:

(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Compensation and benefits	$784	$1,176	$2,833	$3,256
Non-cash stock-based compensation	159	259	569	797
Total compensation and benefits	943	1,435	3,402	4,053
Professional services	127	215	545	1,247	*
Travel	78	183	266	548
Sales and marketing expenses	13	108	70	337
Rents, utilities, property taxes, maintenance	75	103	295	302
Business taxes and insurance	40	1	200	193
Office supplies, postage, dues, seminars	22	62	77	173
Bad debt (recovery) provision	(14)	258	(148)	499
Depreciation and all other	40	38	130	95
Total selling, general and administrative expenses	$1,324	$2,403	$4,837	$7,447

* Professional services in the year-to-date 2008 period included $227,000 of non-cash stock-based compensation charges for fair value of warrants.

Aggregate non-cash stock-based compensation charges incurred by the Company in the three and nine months ended September 30, 2009 were $161,000 and $579,000, respectively, (including $2,000 and $10,000, respectively, in research and development expenses) and in the three and nine months ended September 30, 2008 were $262,000 and $1,033,000, respectively (including $3,000 and $9,000, respectively, in research and development expenses) (see Note 6).

Index

Fair Value of Financial Instruments:

The Company’s assets carried at fair value on a recurring basis are its investments (see Note 2).  The investments have been classified within level 3 in the valuation hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  The valuation may be revised in future periods as market conditions evolve.

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

Recently Adopted and Recently Issued Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification for the quarter ended September 30, 2009.  Upon adoption, this standard had no material effect on the Company’s financial position, results of operations or cash flows.

Effective beginning second quarter 2009, the Financial Instruments Topic, ASC 825-10, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  We elected to fair value the auction rate securities right (see Note 2).

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to accounting for business combinations which provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination.  This standard also expands required disclosures surrounding the nature and financial effects of business combinations.  This standard will be applied prospectively for acquisitions beginning in 2009 or thereafter.

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB that establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity.  All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value.  Upon adoption, this standard had no material effect on the Company’s financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB that permits delayed adoption of new guidance regarding certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008.  As permitted, the Company elected to delay the adoption of the new accounting standard for qualifying non-financial assets and liabilities, such as fixed assets and patents.  This standard had no material impact on the Company’s financial position, results of operations or cash flows.

Index

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB that requires enhanced disclosures about an entity's derivative and hedging activities.  These enhanced disclosures will discuss: (a) how and why a company uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for; and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows.  This standard had no material impact on the Company’s financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted a new accounting standard that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of the new requirements is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This standard had no material impact on the Company’s financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted new requirements related to guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in accounting standards about derivatives.  The adoption of these new rules had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments.  This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods.  This guidance is effective for the Company’s interim periods ending after June 15, 2009 consolidated financial statements and will be applied on a prospective basis.  This accounting guidance was adopted June 30, 2009 and had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued new requirements regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  This requirement is effective for the Company’s interim and annual periods ending after June 15, 2009 and will be applied on a prospective basis.  This rule was adopted June 30, 2009 and had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued new accounting guidance regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This guidance applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies.  This guidance states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria to determine whether the contingency should be recognized as of the acquisition date or after it.  This new accounting standard is effective January 1, 2009 for business combinations prospectively.

In May 2009, the FASB issued a new accounting standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This new standard sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This standard provides largely the same guidance on subsequent events which previously existed only in auditing literature.  This standard is effective for interim or annual financial periods ending after June 15, 2009.  The Company has performed an evaluation of subsequent events through November 9, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued an amendment of accounting standards that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of this standard will have on its financial statements.  The Company does not expect its adoption will have a material impact on the Company’s consolidated financial statements.

Index

In June 2009, the FASB issued an amendment to the accounting standards that improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions as a result of the elimination of the qualifying special-purpose entity concept and (2) constituent concerns about the application of certain key provisions, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of this standard will have on its financial statements.  The Company does not expect its adoption will have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for the Company on October 1, 2009.  The Company does not expect the impact of its adoption to be material to its consolidated financial statements.

Note 2.  Investments

The Company’s investments consist of auction rate securities (“ARS”) and an auction rate securities right (“ARSR”).  The Company accounts for its ARS investments based upon accounting standards that provide for determination of the appropriate classification of investments.  Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders’ equity.  Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on our consolidated statements of operations.

The Company’s ARSR investment is accounted for based upon a standard that provides a fair value option election that allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain assets and liabilities.  Changes in fair value are recognized in earnings as they occur for those assets or liabilities for which the election is made.  The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

The Company’s investments are reported at fair value in accordance with accounting standards that accomplish the following key objectives:

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

Index

The Company’s investments as of September 30, 2009 and December 31, 2008 have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  The fair value of the investments may be revised in future periods as market conditions evolve.  Investments are comprised of the following:

(in thousands)
	September 30,	December 31,
	2009	2008
Auction rate securities	$10,677	$10,235
Auction rate securities right	1,048	1,305
Total investments	$11,725	$11,540
Classified as current assets	11,725	6,413
Classified as non-current assets	$ ─	$5,127

Our ARS are variable-rate debt securities, most of which are AAA/Aaa rated, that are collateralized by student loans substantially guaranteed by the U.S. Department of Education.  While the underlying securities have a long-term nominal maturity, the interest rate is reset through dutch auctions that are typically held every 28 days. The contractual maturities of our ARS range from 2027 to 2047. Auctions for our ARS have failed since February 2008 resulting in illiquid investments for the Company.  Our ARS were purchased and held through UBS.  In October 2008, the Company received an offer (the “Offer”) from UBS AG for a put right permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010).  The Offer also included a commitment to loan us 75% of the UBS-determined value of the ARS at any time until the put is exercised.  We accepted the Offer on November 6, 2008.  Our right under the Offer is in substance a put option (with the strike price equal to the par value of the ARS) which we recorded as an asset, measured at its fair value, with the resultant gain recognized in our statement of operations.

For the period through the date the Company accepted the Offer, the Company classified the ARS as available-for-sale; thereafter, the Company transferred the ARS to the trading category.

The fair value of the ARS was approximately $10.7 million (par value of $11.7 million) at September 30, 2009 and $10.2 million at December 31, 2008.  We sold $7.1 million of these investments in 2008.  The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.  The Company also recorded the ARSR at an initial fair value of $1.3 million.  The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows were subtracted from the current fair market value of the securities and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.  In the three and nine months ended September 30, 2009, we recorded a gain of $31,000 and $441,000, respectively, on the ARS and a loss of $7,000 and $256,000, respectively, on the ARSR, resulting in a $24,000 and $185,000 net gain, respectively, included in other income (expense) on our condensed consolidated statements of operations.

Classification of investments as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions.  At September 30, 2009, the Company classified all investments as current based on management’s intention and ability to liquidate the investments by June 30, 2010.  At December 31, 2008, the Company classified $6.4 million of the investments as current based on management’s intention to use such securities as consideration if UBS demands payment on its loan prior to the date the Company exercises the ARSR.

The Company will be exposed to credit risk should UBS be unable to fulfill its commitment under the Offer.  There can be no assurance that the financial position of UBS will be such as to afford the Company the ability to acquire the par value of its ARS upon exercise of the ARSR.

Interest income for the three months ended September 30, 2009 and 2008 was approximately $46,000 and $125,000, respectively, and for the nine-month periods then ended was approximately $187,000 and $481,000, respectively.  Accrued interest receivable at September 30, 2009 and December 31, 2008 was approximately $4,000 and $11,000, respectively.

Index

Note 3.  Inventories

Inventories are stated at the lower of cost or market with cost determined using the average cost method.  Inventories consist of the following:

(in thousands)
	September 30,	December 31,
	2009	2008
Finished Platinum Plus fuel-borne catalyst	$129	$144
Platinum concentrate/metal	426	578
Hardware	388	268
Other	9	6
	$952	$996
Less: inventory reserves	(51)	(22)
Inventories, net	$901	$974

Note 4.  Short-term Debt

On July 25, 2008, the Company borrowed $3.0 million from the demand loan facility with UBS collateralized by our ARS, a facility we had arranged in May 2008.  Management determined to draw down the entire facility as a matter of financial prudence to secure available cash.  The loan facility was available for our working capital purposes and required that we continue to meet certain collateral maintenance requirements, such that our outstanding borrowings could not exceed 50% of the value of our ARS as determined by the lender.  No facility fee was required.  Borrowings bore interest at a floating interest rate per annum equal to the sum of the prevailing daily 30-day Libor plus 25 basis points.

In November 2008, the Company accepted the Offer from UBS AG (see Note 2).  UBS committed to loan us 75% of the value of the ARS as determined by UBS at any time until the ARSR is exercised.  We applied for the loan which UBS committed would be on a no net cost basis to the Company.  UBS approved our credit application on January 14, 2009 and approved a $6.5 million credit facility pursuant to its Offer.  In January 2009, we received $3.5 million proceeds from UBS under the approved no net cost loan.  On September 4, 2009, we arranged an increase of the credit line to $7.7 million and received $1.3 million proceeds from UBS.  The outstanding balance of the short-term debt at September 30, 2009 was $7,697,000.

Our ARS serve as collateral for the loan which is payable upon demand.  If UBS should demand repayment prior to the commencement of the exercise period for our ARSR (June 30, 2010), UBS will arrange alternative financing with substantially the same terms and conditions.  If alternative financing cannot be established, UBS will purchase our pledged ARS at par value.  Interest is calculated at the weighted average rate of interest we earn on the ARS.  Interest is payable monthly.  Interest expense for the three and nine months ended September 30, 2009 was approximately $25,000 and $57,000, respectively, and for each of the three and nine months ended September 30, 2008 was approximately $14,000.  Accrued interest payable at September 30, 2009 was approximately $3,000.

Note 5.  Stockholders’ Equity

In March 2009, we issued 40,000 restricted shares of our common stock under our Incentive Plan (see Note 6).

In the first nine months of 2009, 17,499 of the Company’s warrants expired (weighted-average exercise price of $7.50).  At September 30, 2009, the Company had 407,493 warrants outstanding, exercisable at a weighted-average exercise price of $11.51 with a weighted-average remaining life of 2.7 years.  There was no activity in the Company's outstanding warrants during the nine months ended September 30, 2008.

In the first nine months of 2008, we issued 15,246 shares of our common stock upon the exercise of 27,166 stock options.  In connection therewith, we received approximately $24,000 in cash and the surrender of 12,920 stock options (see Note 6).

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

Index

Share-based compensation cost recognized under ASC 718 was approximately $161,000 and $262,000 for the three months ended September 30, 2009 and 2008, respectively, and $579,000 and $1,033,000 for the nine months ended September 30, 2009 and 2008, respectively.  Of such 2009 nine-month total, $569,000 is classified in selling, general and administrative expenses and $10,000 in research and development expenses, and of such 2008 nine-month total, $1,024,000 is classified in selling, general and administrative expenses ($797,000 as employee compensation and $227,000 as investor relations compensation for advisory services) and $9,000 is included in research and development expenses.  Compensation costs for stock options which vest over time are recognized over the vesting period.  As of September 30, 2009, there was approximately $0.3 million of unrecognized compensation cost related to stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.6 years.

The following table summarizes information concerning stock options outstanding including the related transactions under the Plan for the nine months ended September 30, 2009:

	Number of Shares*	Weighted- Average Exercise Price		Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options Outstanding as of December 31, 2008	972,578		$11.72
Granted		$	
Exercised		$	
Forfeited	(71,668)		$9.60
Expired	(24,500)		$4.50
Options outstanding as of September 30, 2009	876,410		$10.40	4.2	$	
Options exercisable as of September 30, 2009	791,410		$10.78	3.7	$	

*  Table does not include 40,000 shares issued in 2009 as a stock award under the Plan.

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2009, which would have been received by the holders had all holders of awards and options in the money exercised their options as of that date.

No stock options were exercised in the nine months ended September 30, 2009.  For the nine months ended September 30, 2008, proceeds received from the exercise of stock options were approximately $24,000 and were included in financing activities on the Company’s condensed consolidated statements of cash flows.  In addition, for the nine months ended September 30, 2008, 12,920 shares were surrendered upon the exercise of options to fund the purchase.  The total intrinsic value of stock options exercised for the nine months ended September 30, 2008 was $288,000.

In 2009, the board of directors awarded 40,000 shares to the newly-elected Chief Executive Officer at an average market price of $1.625 per share, representing the high and low market price on the date of award, March 30, 2009.  These shares vest as to one-third of the total on each of February 10, 2010, 2011 and 2012.  The total fair value of the award was $65,000 which is being charged to expense over the vesting period.

Index

During the nine months ended September 30, 2008, the board of directors granted 28,000 option shares to employees at a weighted average exercise price of $13.36 per share.  These options vest as to one-third, immediately upon grant and as to one-third, upon each of the first and second anniversaries of grant.  The weighted-average fair value at the date of grant for options granted during the nine months ended September 30, 2008 was $10.31 per share and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected term in years	8.63
Risk-free interest rate	3.69%
Expected volatility	92.4%
Dividend yield	0%

The Company estimates the fair value of stock options using a Black-Scholes option pricing model.  Key input assumptions used to estimate the fair value of stock options include the expected term, expected volatility of the Company’s stock, the risk free interest rate, option forfeiture rates, and dividends, if any.  The expected term of the options is based upon the historical term until exercise or expiration of all granted options.  The expected volatility is derived from the historical volatility of the Company’s stock on the U.S. NASDAQ Capital Market (the Over-the-Counter market prior to October 3, 2007) for a period that matches the expected term of the option.  The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option.  ASC 718 requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  The estimate is based on the Company’s historical rates of forfeitures.  ASC 718 also requires estimated forfeitures to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the future.

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

Effective October 28, 1994, Fuel Tech, Inc., successor to Fuel-Tech N.V. (“Fuel Tech”), the company that spun CDT off in a rights offering in December 1995, granted two licenses to the Company for all patents and rights associated with its platinum fuel-based catalyst technology.  Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses.  In exchange for the assignment commencing in 1998, the Company was obligated to pay Fuel Tech a royalty of 2.5% of its annual gross revenue attributable to sales of the platinum fuel-borne catalysts.  The royalty obligation expired in December 2008.  CDT, as assignee and owner, maintains the technology at its expense.  Royalty expense incurred under this obligation for the three months and nine months ended September 30, 2008 was approximately $5,000 and $14,000, respectively.  Royalties payable to Fuel Tech at December 31, 2008 were $20,700.

Note 8.  Related Party Transactions

The Company terminated its Management and Services Agreement with Fuel Tech effective February 1, 2009.  That agreement required the Company to reimburse Fuel Tech for management, services and administrative expenses incurred on the Company’s behalf at a rate equal to an additional 3% to 10% of the costs paid on the Company’s behalf, dependent upon the nature of the costs incurred.  In 2008 and until the termination in 2009, the Company reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT.  This CDT officer/director became a part-time employee of the Company on February 1, 2009.  The Company’s condensed consolidated statements of operations include charges from Fuel Tech of certain management and administrative costs of $0 and $18,000, respectively, in the three-month periods ended September 30, 2009 and 2008 and approximately $6,000 and $53,000, respectively, in the nine months ended September 30, 2009 and 2008.

Index

Note 9.  Significant Customers

For the three and nine months ended September 30, 2009 and 2008, revenue derived from certain customers comprised 10% or more of our consolidated revenue (“significant customers”) as set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Customer A	*	*	13.6%	*
Customer B	20.0%	*	11.5%	*
Customer C	*	*	10.4%	*
Customer D	11.6%	*	*	*
Customer E	*	16.4%	*	15.6%

*	Represents less than 10% revenue for that customer in the applicable period. There were no other customers that represented 10% or more of revenue for the periods indicated.

At September 30, 2009, Clean Diesel had one customer (such customers is not included in the table above) that represented approximately 30.2% of its gross accounts receivable balance.

Note 10.  Comprehensive Loss

Components of comprehensive loss follow:

(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(1,900)	$(2,381)	$(5,449)	$(6,114)
Other comprehensive income (loss):
Foreign currency translation adjustment	(64)	(180)	(20)	(159)
Unrealized loss on available- for-sale securities	─	─	─	(750)
Comprehensive loss	$(1,964)	$(2,561)	$(5,469)	$(7,023)

Note 11.  Geographic Information

CDT sells its products and licenses its technologies throughout the world.  A geographic distribution of revenue consists of the following:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
U.S.	$111	$271	$489	$673
U.K./Europe	91	1,282	374	6,032
Asia	51	27	111	95
Total	$253	$1,580	$974	$6,800

Index

The Company has patent coverage in North and South America, Europe, Asia, Africa and Australia.  As of September 30, 2009 and December 31, 2008, the Company’s assets comprise the following:

(in thousands)
	September 30,	December 31,
	2009	2008
U.S.	$17,294	$17,214
Foreign	1,288	1,533
Total assets	$18,582	$18,747

Note 12.  Severance Charges

During the first quarter we incurred severance charges totaling $510,000 to be paid in monthly installments until September 2010.  On February 10, 2009, the Company’s Board of Directors elected Michael L. Asmussen, 38, as President and Chief Executive Officer replacing Dr. Bernhard Steiner.  Mr. Asmussen was also appointed to serve as a Director of the Company.  Effective February 11, 2009, Dr. Steiner resigned as a Director of the Company.  As a consequence of his termination of employment, Dr. Steiner is entitled to salary of approximately $315,445 (EUR 241,500) per annum until September 13, 2010, the remainder of his contract term, along with specified expenses not to exceed an aggregate of approximately $4,300, to be paid in monthly installments.

On August 4, 2009, the Board of Directors adopted a plan to implement a company-wide reduction in force effective August 7, 2009.  In accordance with ASC 420, Exit or Disposal Cost Obligations, we recognized approximately $448,000 in severance charges in the third quarter of 2009.

A summary of the activity in the severance accrual is as follows:

(in thousands)
Balance at December 31, 2008	$	
Provisions		958
Payments		413
Balance at September 30, 2009		$545

Note 13.  Subsequent Events

On October 1, 2009, CDT directors, Michael Asmussen and Derek Gray, purchased 10,000 shares and 25,684 shares, respectively, of Clean Diesel common stock.  Total shares acquired were 35,684 and total proceeds based on the October 1, 2009 Nasdaq closing price of $1.65, were $58,878.60.  The proceeds will be used for the general corporate purposes of the Company.

The shares are restricted shares issued pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

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

Results of Operations

Three Months ended September 30, 2009 Compared to Three Months ended September 30, 2008

Total revenue in the three months ended September 30, 2009 was $253,000 compared to $1,580,000 in the three months ended September 30, 2008, a decrease of $1,327,000, or 84.0%, reflecting declines in product sales as well as licensing fees and royalties.  Of our operating revenue for the three months ended September 30, 2009, approximately 88.9% was from product sales and 11.1% was from technology licensing fees and royalties.  Of our operating revenue for the three months ended September 30, 2008, approximately 89.6% was from product sales and 10.4% was from technology licensing fees and royalties.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Product sales were $225,000 in the third quarter of 2009 compared to $1,415,000 in the same 2008 quarter, a decrease of $1,190,000.  The decrease in product sales was attributable primarily to lower demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst, for compliance with the requirements of the London Low Emission Zone.  We received approval in October 2007 from Transport for London to supply our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  The deadlines for compliance with the London Low Emission Zone will be phased in over time for different classifications of vehicles.  February 2008 was the compliance deadline for vehicles greater than 12 metric tons and July 2008 was the compliance deadline for motor coaches and vehicles greater than 3.5 metric tons.  The next compliance deadlines for the London Low Emission Zone are in 2010 and 2012, although the Mayor of London has proposed suspension of the 2010 deadline.  The sales of our Purifier Systems for compliance with the requirements of the London Low Emission Zone provide us with recurring revenue from use of our Platinum Plus fuel-borne catalyst that enables the regeneration of the diesel particulate filter.  We believe we will have the opportunity to expand this business opportunity as additional low emission zones are established throughout Europe and elsewhere.

Our technology licensing fees and royalties were $28,000 in the three months ended September 30, 2009 compared to $165,000 in the same quarter of 2008 and were primarily attributable to royalties related to our ARIS® technologies.  We have not executed new technology licensing agreements in 2009.  We are continuing our efforts to consummate technology license agreements with manufacturers and component suppliers for the use of our ARIS technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.

Our total cost of revenue was $217,000 in the three-month period ended September 30, 2009 compared to $1,174,000 in the three-month period ended September 30, 2008.  The decrease in our cost of sales is due to lower product sales volume.  Our gross profit as a percentage of revenue was 14.2% and 25.7% for the three-month periods ended September 30, 2009 and 2008, respectively, with the decrease primarily attributable to adjustment of inventories to reflect realizable value.

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

Index

Selling, general and administrative expenses were $1,324,000 in the three months ended September 30, 2009 compared to $2,403,000 in the comparable 2008 period, a decrease of $1,079,000, or 44.9%.  The decrease in selling, general and administrative costs is primarily attributable to lower compensation and benefits, travel, professional services and bad debts.  Our cost control initiatives to strictly control spending are ongoing and certain improvements are apparent in our current operating costs.  Selling, general and administrative expenses are summarized as follows:

(in thousands)
	Three Months Ended
	September 30,
	2009	2008

Compensation and benefits	$784	$1,176
Non-cash stock-based compensation	159	259
Total compensation and benefits	943	1,435
Professional services	127	215
Travel	78	183
Sales and marketing expenses	13	108
Rents, utilities, property taxes, maintenance	75	103
Business taxes and insurance	40	1
Office supplies, postage, dues, seminars	22	62
Bad debt (recovery) provision	(14)	258
Depreciation and all other	40	38
Total selling, general and administrative expenses	$1,324	$2,403

Aggregate non-cash charges for the fair value of stock options and warrants in the three months ended September 30, 2009 were $161,000, of which $159,000 has been included in selling, general and administrative expenses and $2,000 in research and development expenses.  This compares to $262,000 in non-cash stock option compensation expense in the three months ended September 30, 2008 (of which $259,000 has been included in selling, general and administrative expenses and $3,000 in research and development expenses).

Excluding the non-cash stock-based charges, compensation and benefit expenses were $784,000 for the three months ended September 30, 2009 compared to $1,176,000 in the comparable prior year period, a decrease of $392,000, or 33.3%, due primarily to the reduction in force implemented effective August 7, 2009.

On August 4, 2009, the Board of Directors adopted a plan to implement a company-wide restructuring effective August 7, 2009.  We incurred severance charges totaling $448,000 in the third quarter related to the reduction of approximately 44% of the company’s workforce.  In addition, non-executive members of the Company’s Board of Directors agreed to receive 50% of their annual compensation for the second half of 2009, totaling $41,250.

Bad debt (recovery) provision decreased $272,000, or 105.4%, to a recovery of ($14,000) in 2009 compared to a provision of $258,000 in the prior year.  Bad debt as a percentage of product sales was (6.2%) in the three months ended September 30, 2009 compared to 18.2% in the same period of 2008.

Research and development expenses were $128,000 in the three months ended September 30, 2009 compared to $162,000 in the three months ended September 30, 2008, a decrease of $34,000, or 21.0%.  Presently, we are working to overcome gaps in our technology and product portfolios brought about by volatile markets and past development setbacks.  In addition to development of new products, our 2009 projects include field testing of fuel economy and emission control technologies.  Research and development expenses for the three months ended September 30, 2009 and 2008, respectively, include $2,000 and $3,000 of non-cash charges for the fair value of stock options.

Index

Patent amortization and other patent expenses were $56,000 in the three months ended September 30, 2009 compared to $65,000 in the same period in 2008, a decline of $9,000 (13.8%).

Interest income was $46,000 in the three months ended September 30, 2009 compared to $125,000 in the three months ended September 30, 2008, a decrease of $79,000, or 63.2%, due to lower rates of return and lower invested balances.

Other income (expense) was ($26,000) in the three months ended September 30, 2009 compared to ($282,000) in the comparable 2008 period, which 2008 amount was primarily attributable to foreign currency transaction losses, net of gains.  The 2009 other income (expense) includes foreign currency transaction losses, net of gains of ($24,000), interest expense of ($25,000) and gain, net on the fair value of investments of $24,000.

Nine months ended September 30, 2009 Compared to Nine months ended September 30, 2008

Total revenue for the nine months ended September 30, 2009 was $974,000 compared to $6,800,000 in the first nine months of 2008, a decrease of $5,826,000, or 85.7%, reflecting declines in product sales as well as licensing fees and royalties.  Operating revenue in the nine months ended September 30, 2009 consisted of approximately 90.2% in product sales and 9.8% in technology licensing fees and royalties.  Operating revenue in the nine months ended September 30, 2008 consisted of approximately 94.6% in product sales and 5.4% in technology licensing fees and royalties.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Product sales in the nine months ended September 30, 2009 were $879,000 compared to $6,432,000 in the same prior year period, a decrease of $5,553,000, or 86.3%.  The decrease in product sales was attributable primarily to lower demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst, for compliance with the requirements of the London Low Emission Zone.  We received approval in October 2007 from Transport for London to supply our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone.  The deadlines for compliance with the London Low Emission Zone will be phased in over time for different classifications of vehicles.  February 2008 was the compliance deadline for vehicles greater than 12 metric tons and July 2008 was the compliance deadline for motor coaches and vehicles greater than 3.5 metric tons.  The next compliance deadlines for the London Low Emission Zone are in 2010 and 2012, although the Mayor of London has proposed suspension of the 2010 deadline.  The sales of our Purifier Systems for compliance with the requirements of the London Low Emission Zone provide us with recurring revenue from use of our Platinum Plus fuel-borne catalyst that enables the regeneration of the diesel particulate filter.  We believe we will have the opportunity to expand this business opportunity as additional low emission zones are established throughout Europe and elsewhere.

Technology licensing fees and royalties were $95,000 in the nine months ended September 30, 2009 compared to $368,000 in the same 2008 period, a decrease of $273,000, or 74.2%.  Technology licensing fees and royalties included fees upon execution of new agreements and royalties from existing licensees, primarily for use of our ARIS technologies.  We did not execute new technology licensing agreements in 2009.  During the nine months ended September 30, 2008, we executed new technology licensing agreements with Headway Machinery Co., Ltd. (Zhucheng City, China) and Hilite International, Inc. (Cleveland, Ohio) and recognized revenue from license fees.  The Hilite license provides for their use of our ARIS technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.  Pursuant to the Headway license, pending finalization of regulatory mandates and successful completion of product testing, we intend to supply our wire mesh filters along with Platinum Plus fuel-borne catalyst to the supplier after the supplier completes initial testing, which testing had been anticipated to be concluded late in 2008 but has not yet been completed.  We are continuing our efforts to consummate technology license agreements with manufacturers and component suppliers.

Our total cost of revenue was $668,000 in the nine-month period ended September 30, 2009 compared to $5,232,000 in the nine-month period ended September 30, 2008.  The decrease in our cost of sales is due to lower product sales volume.  Our gross profit as a percentage of revenue was 31.4% and 23.1% for the nine-month periods ended September 30, 2009 and 2008, respectively, with the increase attributable to the mix of higher margin product sales.

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

Selling, general and administrative expenses were $4,837,000 in the nine months ended September 30, 2009 compared to $7,447,000 in the same 2008 period, a decrease of $2,610,000, or 35.0%.  The decrease in selling, general and administrative costs is primarily attributable to lower professional services, particularly investor relations and financial advisory services, lower compensation and benefits, travel, marketing and bad debts.  We are making a concerted effort in 2009 to contain our costs and eliminate those costs that are redundant or deemed unnecessary.  Selling, general and administrative expenses are summarized as follows:

(in thousands)
	Nine Months Ended
	September 30,
	2009	2008

Compensation and benefits	$2,833	$3,256
Non-cash stock-based compensation	569	797
Total compensation and benefits	3,402	4,053
Professional services	545	1,247	*
Travel	266	548
Sales and marketing expenses	70	337
Rents, utilities, property taxes, maintenance	295	302
Business taxes and insurance	200	193
Office supplies, postage, dues, seminars	77	173
Bad debt (recovery) provision	(148)	499
Depreciation and all other	130	95
Total selling, general and administrative expenses	$4,837	$7,447

*  Includes $227,000 of non-cash stock-based compensation charges for fair value of warrants.

The Company’s aggregate non-cash charges for the fair value of stock options and warrants in the nine months ended September 30, 2009 were $579,000, of which $569,000 has been included in selling, general and administrative expenses and $10,000 in research and development expenses.  This compares to $1,033,000 in total non-cash stock-based compensation expense in the nine months ended September 30, 2008 ($797,000 in compensation, $227,000 in professional and $9,000 in research and development expenses).

Excluding the non-cash stock-based charges, compensation and benefit expenses were $2,833,000 for the nine months ended September 30, 2009 compared to $3,256,000 in the comparable prior year period, a decrease of $423,000, or 13.0%, primarily due to a reduction in workforce.

On August 4, 2009, the Board of Directors adopted a plan to implement a company-wide restructuring effective August 7, 2009.  We incurred severance charges totaling $448,000 in the third quarter related to the reduction of approximately 44% of the company’s workforce.  In addition, non-executive members of the Company’s Board of Directors agreed to receive 50% of their annual compensation for the second half of 2009, totaling $41,250.  Total severance charges in the nine months ended September 30, 2009 were $958,000, comprised of the third quarter charge of $448,000 and a first quarter charge of $510,000.  On February 10, 2009, the Company’s Board of Directors elected Michael L. Asmussen, 38, as President and Chief Executive Officer replacing Dr. Bernhard Steiner.  Mr. Asmussen was also appointed to serve as a Director of the Company.  Effective February 11, 2009, Dr. Steiner resigned as a Director of the Company.  As a consequence of his termination of employment, Dr. Steiner is entitled to salary of approximately $315,445 (EUR 241,500) per annum until September 13, 2010, the remainder of his contract term, along with specified expenses not to exceed an aggregate of approximately $4,300, together totaling $510,000, to be paid in monthly installments until September 2010.

Index

We have restructured the Company so that each employee will manage resources based upon data-driven revenue expectations.  As such, new processes are being established to ensure organizational and individual discipline and accountability.

Professional fees include audit-related costs, investor relations and financial advisory fees.  In addition to curtailment of outside agency use, a significant component of the decrease in professional fees is attributable to stock-based compensation charges for the fair value of warrants issued for investor relations services.  Included in 2008 professional costs is a $227,000 non-cash compensation expense for stock warrants issued for financial advisory services which represented the remaining stock-based amount that was amortized over the period that services were rendered.

Bad debt (recovery) provision decreased $647,000, or 192.0%, reflecting a recovery of ($148,000) in 2009 compared to a provision of $499,000 in the prior year.  Bad debt as a percentage of product sales was (16.8%) in the nine months ended September 30, 2009 compared to 7.8% in the same period of 2008.

We relocated our U.S. corporate offices in January 2009 and incurred rent expense on both our old and new U.S. headquarters due to the timing of our relocation and expiration of the old lease.

Research and development expenses were $314,000 in the nine months ended September 30, 2009 compared to $316,000 in the nine months ended September 30, 2008.  Our work for the California Showcase is ongoing along with certain supplemental environmental programs sponsored by California Air Resources Board (“CARB”).  Presently, we are working to overcome gaps in our technology and product portfolios brought about by volatile markets and past development setbacks.  In addition to development of new products, our 2009 projects include field testing of fuel economy and emission control technologies.  The 2008 projects included laboratory testing on additive formulations.  Research and development expenses in the nine months ended September 30, 2009 and 2008 include $10,000 and $9,000, respectively, of non-cash charges for the fair value of stock options granted.

It is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the U.S. EPA and/or CARB protocols in order to qualify for funding within the EPA and/or CARB programs.  As promptly as possible, we intend to verify our Platinum Plus fuel-borne catalyst in combination with a high performance diesel particulate filter under the CARB protocol.  We have no assurance that our product will be verified by CARB or that such a verification will be acceptable to the EPA.

We believe that the lack of CARB verification will result in a shift of expected U.S. retrofit revenue into future periods and that increased sales of our Platinum Plus fuel-borne catalyst into several off-road market segments will potentially offset some of that expected shortfall from the CARB verification delay.  We do not expect to have full CARB verification in 2009 but once our application has been accepted by CARB, we will have the opportunity to be included on the U.S. Environmental Protection Agency (EPA) Emerging Technologies list which would allow us to access funding within the EPA and/or CARB programs.

Without full CARB verification, our U.S. retrofit opportunities are limited although certain jurisdictions have been satisfied with other of our certifications.  We received the EPA registration in December 1999 for the Platinum Plus fuel-borne catalyst for use in bulk fuel by refiners, distributors and truck fleets.  In 2000, we completed the certification protocol for particulate filters and additives for use with particulate filters with VERT, the main recognized authority in Europe that tests and verifies diesel particulate filters for emissions and health effects.  In 2001, the Swiss environmental agency BUWAL approved the Platinum Plus fuel-borne catalyst for use with particulate filters.  In 2002, the U.S. Mining, Safety and Health Administration accepted Platinum Plus fuel-borne catalyst for use in all underground mines.  In 2007, we received accreditation for our Purifier System, our Platinum Plus fuel-borne catalyst used with a diesel particulate filter, to be sold for compliance with the emission reduction requirements established for the London LEZ.

Index

We have shifted our focus for fuel economy and particulate matter reduction opportunities in the U.S. to non-road sectors, including rail, marine, mining and construction.  Our Platinum Plus fuel-borne catalyst is effective with regular sulfur diesel, ultra-low sulfur diesel, arctic diesel (kerosene) and biodiesel.  When used with blends of biodiesel and ultra-low sulfur diesel, our Platinum Plus fuel-borne catalyst prevents the normal increase in nitrogen oxides associated with biodiesel, as well as offering emission reduction in particulates and reduced fuel consumption.  Platinum Plus is used to improve combustion which acts to reduce emissions and improve the performance and reliability of emission control equipment.  Platinum Plus fuel-borne catalyst takes catalytic action into engine cylinders where it improves combustion, thereby reducing particulates, unburned hydrocarbons and carbon monoxide emissions, which also results in improving fuel economy.  Platinum Plus fuel-borne catalyst lends itself to a wide range of enabling solutions including fuel economy, diesel particulate filtration, low emission biodiesel, carbon reduction and exhaust emission reduction.  The improvement attributable to Platinum Plus fuel-borne catalyst may vary as a result of engine age, application in which the engine is used, load, duty cycle, speed, fuel quality, tire pressure and ambient air temperature.  Generally, after use of Platinum Plus fuel-borne catalyst during a conditioning period, our customers derive economic benefits from the use of our Platinum Plus fuel-borne catalyst whenever the price of diesel fuel is in excess of $1.75 per U.S. gallon.  Based upon recent field fuel economy demonstration trials in a range of transportation sectors, the improvements in fuel economy from using Platinum Plus fuel-borne catalyst in these demonstrations ranged up to 12%.

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

Patent amortization and other patent related expense, including abandonment of $13,000 of previously capitalized patents, was $128,000 in the nine months ended September 30, 2009 compared to $143,000 in the same prior year period, a decline of $15,000 (10.5%).  At each reporting period, the Company evaluates the events or changes in circumstances that may indicate that patents are not recoverable.

The types of events and changes in circumstances that would indicate the carrying value of our patents is not recoverable and therefore, impairment testing would be triggered include the following: permanent elimination of mandated compliance with emission reduction standards; reduction in overall market prevalence of diesel engines; obsolescence of our technologies due to new discoveries and inventions; and an adverse action or assessment against our technologies.

Our technology is comprised of patents, patent applications, trade or service marks, data and know-how.  We consider the life of our technologies to be commensurate with the remaining term of our U.S. and corresponding foreign patents.  Our patents have expiration dates ranging from 2009 through 2026, with the majority of the material patents upon which we rely expiring in 2018 and beyond.  We believe that we have sufficient patent coverage surrounding our core patents that effectively serves to provide us longer proprietary protection.  Our technologies comprise technologies that have been asserted as the technologies of choice by various automotive original equipment manufacturers (OEMs) to meet mandates to comply with upcoming regulatory requirements that go into effect starting in 2010 (EPA 2010).  We monitor evolving technologies in the automotive and other applicable industries to evaluate obsolescence of any of our patents.

Although we have seen certain suspensions and delays in mandated emissions requirements, we expect sufficient revenue over the remaining life of the underlying patents to recover the carrying value of our patents.  We believe the emission reduction mandates will be phased in over time so that despite volatility in our revenue streams, we should realize the expected revenue from our patents.  We have consistently applied our methodologies used for valuing intangible assets in 2009 compared to 2008 but believe we incorporated more educated assumptions about our opportunities based upon the third-party market data that we did not have in the prior year.  Our intellectual property strategy has been to build upon our base of core technology with newer advanced technology patents developed or purchased by us.  In many instances, we have incorporated the technology embodied in our core patents into patents covering specific product applications, including product design and packaging.  We believe this building-block approach provides greater protection to us and our licensees than relying solely on our core patents.

Index

In evaluating the viability of our patents, we used a cash flow model with the following assumptions:
•
Liquidity/cash – We will maintain our patents in force in the appropriate geographical areas by paying the required maintenance and annuity fees.  We expect to continue to invest in our patents to ensure adequate coverage and protection from inventions related to our existing patents.  Our expected capital expenditures include funds for prosecution of additional and pending patents.

•
Revenue/growth rates – We based our royalty revenue projections upon third-party market data regarding volume production projections for various engine sizes and vehicle classifications.  We estimated our market penetration rates based upon our understanding of market share of our current licensees and expectations of future licensing activities.  We recognize certain contingent license fee revenue once volume milestones have been achieved.  We used an expected rate for non-refundable, upfront fees from future licensees because historically the timing and amount of license fees have been unpredictable.  Our year over year growth rates assumed for Purifier Systems were up to 3.5% based upon further mandated low emission zones.

•	Sensitivity analysis – We evaluated the sensitivity of our revenue streams using judgmentally selected discount rates ranging from 8% to 15% should revenues not meet projected targets.

We continue to evaluate the impact of current revenue recognized versus budget and its impact on expected revenue streams to evaluate the sensitivity of revenue projections over the next 12 to 18 months.  We evaluate the impact of postponements of mandated emission requirements to understand how that affects our operating results and cash flows.  We believe that emissions mandated requirements will continue to be established as legislation tightens across the globe.  Our technologies as a group are proven in the emissions reduction marketplace and will be used while the patents are in effect.  We believe there will be expanded markets for our technologies and different ways to monetize them in the future.  Because of expected recoverability, we determined the patents are not impaired.

Interest income was $187,000 in the nine months ended September 30, 2009 compared to $481,000 in the nine months ended September 30, 2008, a decrease of $294,000, or 61.1%, due to lower invested balances and rates of return during the 2009 period.

Other income (expense) was $295,000 in the nine months ended September 30, 2009 and is comprised of foreign currency transaction gains, net of losses of $168,000, interest expense of ($57,000), a net gain on investments of $185,000 and ($1,000) all other. The Company had an unrealized gain on the fair value of its investment in auction rate securities ("ARS") of $441,000 and an unrealized loss of ($256,000) on its ARS put right ("ARSR"), resulting in an $185,000 net gain. The 2008 other income (expense) consists of foreign currency transaction losses, net of gains of $(244,000), interest expense of ($14,000) and $1,000 all other.

We compare the UBS-determined current value per the monthly statements from UBS to the par value of the ARS, noting that UBS may have an interest in being conservative in its values because we may seek additional loan advances from UBS based upon 75% of their ARS value.  The UBS current value of our ARS increased $1.5 million from December 31, 2008 to September 30, 2009.  Quarterly, we compare the UBS-determined current value to the fair value computed by the Company with the assistance from a third party valuation firm.  The compared values differed by approximately $1.6 million at December 31, 2008 and $0.5 million at September 30, 2009, with the UBS values being lower.  In making our fair value determination, we considered a range of fair value estimates with the assistance of our third party valuation firm’s understanding of all available factors resulting in low, mid-point and high fair value assessments with a total range of 3.3% between the low and high fair values.  We believe that the use of the mid-point range is appropriate based on the available information at September 30, 2009.

We note that the UBS Valuation Methodology for Student Loan ARS considers many variables in its cash flow modeling of student loan ARS including, but not limited to:
General ARS considerations:
(a) projected forward interest rates
(b) cost of funds (e.g., perpetually failed auctions)
(c) issuer optionality and redemption provisions
General collateral performance considerations:
(a) prepayment speeds
(b) deferment and forbearance
(c) delinquencies
(d) gross default rates

Index

The above assumptions, plus additional considerations, are formulated and applied by UBS.  A cash flow, or series of cash flows, is generated for both the student loan assets (i.e., the student loans and cash) as well as the corresponding liabilities (i.e., the ARS and other debt securities).  The scheduled interest and final principal payments on each ARS note are then discounted to arrive at a net present value (“NPV”).  Finally, the NPV for each security is adjusted to reflect the current market liquidity for ARS and UBS’s proprietary valuation methodology is routinely calibrated to observe market transactions.

We have not relied upon the UBS-determined values as our fair value.  We have used the third-party assessment to evaluate if the UBS values are reasonable as well as evaluating the discount from par that several other public companies used, companies that also have student loan ARS issued by UBS.  We continue to caution our investors about the credit risk should UBS be unable to fulfill its commitment under the Offer for a put right permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010).  There can be no assurance that the financial position of UBS will be such as to afford the Company the ability to acquire the par value of its ARS upon exercise of the ARS right.

In our assessment of fair values, we monitor developments and changes in the student loan ARS market.  Key general considerations for the third quarter included the following:

•  During the third quarter, indications of market liquidity have improved somewhat.  ARS spreads have remained relatively stable over the course of the quarter and, as such, we have held the liquidity risk premium constant on our student loan ARS at the reduced level used last quarter.
•  Spreads indicated by the Bloomberg/Bear Stearns Student Loan Index on AAA issues of 15 year or greater duration have decreased slightly from 187.36 basis points as of June 30, 2009 to 178.0 basis points as of September 30, 2009.  This is further evidence these spreads are on a downward trend from the all-time high of 436.37 bps as of December 31, 2008.
•  Probabilities of default are slightly lower on most securities given falling credit spreads in the market over the course of the quarter, and remain in the range of 0%-5% on a cumulative basis for AAA securities.
•  Probabilities of passing auction/return of capital within a 2-3 year period have remained stable over the quarter.
•  LIBOR interest rate forwards decreased relative to longer term treasury yields during the quarter, which caused slight downward pressure on prices.
•  Monetary actions over the past year have reduced yields on short-term treasury securities.  In September, the Federal Funds rate remained unchanged, at a target range of 0% to 0.25%.  Similarly, the discount rate remained unchanged at 0.5%.
•  Recovery rates remained unchanged for most securities over the course of the quarter.
•  General Credit Movements: The rating agencies continue their review of student loan ARS structures, with focus on three major factors: (1) changes in levels of over-collateralization, (2) excess spread compression, and (3) the impact of prolonged auction failures.  None of our ARS have been downgraded.
•  UBS has reported full or partial redemption notices for a number of transactions for which UBS served as lead broker-dealer that were redeemed for par amount.

Based upon the trends noted above, our key risk considerations for the third quarter included the following:

Counterparty - Moderate as counterparty structure remained unchanged in the quarter.
Complexity - Moderate as complexity of security remained unchanged in the quarter.
Quality - Minimal/Moderate as none of our ARS experienced downgrades, thus no increases in quality risk.
Default - Minimal/Moderate; this risk assessment remains unchanged for our ARS which maintained the same credit rating.
Liquidity - Easing pressures.
Trading Environment - Moderate due to easing liquidity pressures.
Asset Correlation - High as all of our ARS continued to fail auction, asset correlation risk remained high in the quarter.

In the event that UBS is unable to perform upon our exercise of the ARS put right on or after June 10, 2010, we would have to sell the underlying securities at a discount which would negatively impact our future cash flows.

Index

Liquidity and Capital Resources

We require capital resources and liquidity to fund our global development and for working capital.  Our working capital requirements vary from period to period depending upon manufacturing volumes, the timing of deliveries and payment cycles of our customers.  At September 30, 2009 and December 31, 2008, we had cash and cash equivalents of $4.2 million and $4.0 million, respectively, to use for our operations.  Our working capital was $8.4 million at September 30, 2009 compared to $8.2 million at December 31, 2008 reflecting an increase of $0.2 million primarily attributable to the classification of our investments to current from non-current, partially offset by the increase in our short-term loan.

Net cash used for operating activities was $4.2 million in the nine months ended September 30, 2009 and was used primarily to fund the net loss of $5.4 million, adjusted for non-cash items.  Included in the non-cash items was stock-based compensation expense of $579,000, gain on fair value of investments of ($185,000) and recovery of doubtful accounts ($148,000).

As noted in the Results of Operations discussion above, bad debt (recovery) provision as a percentage of product sales for the nine months ended September 30, 2009 and 2008 was (16.8%) and 7.7%, respectively.  The $647,000 decrease in our bad debt expense in 2009 compared to 2008 was attributable to lower sales activity and collections of past due amounts.  To the extent that we have past due customer balances, we require prepayment on new orders and establishment of payment plans on past due balances.  In September 2008, management added new staff in order to improve our collections of accounts receivables and communications with customers.  We are using available legal remedies as needed to improve our collection efforts, including enforcement of personal guarantees.

Accounts receivable, net decreased to $0.2 million at September 30, 2009 from $0.6 million at December 31, 2008 due primarily to collection of receivables and lower sales activity.  Inventories, net and other current assets were only slightly down at September 30, 2009 from the December 31, 2008 levels.  We increased our inventory reserve by $29,000 to reflect the net realizable value of our inventories for items that have been slow moving.  Our accounts payable, accrued expenses and other liabilities increased slightly at September 30, 2009 compared to December 31, 2008 reflecting decreases in accounts payable and other liabilities that were more than offset by an increase in accrued expenses.  The decreases in accounts payable and other liabilities is due to the slow business environment.  The increase in accrued expenses is primarily due to accrued severance provisions in 2009 totaling $958,000 of which $413,000 had been paid through September 30, 2009 (see Note 12 of Notes to the Condensed Consolidated Financial Statements).  The $545,000 balance at September 30, 2009 to be paid in monthly installments through September 2010 as outlined above.

Net cash used for investing activities was $0.2 million in the nine months ended September 30, 2009.  We capitalized fixed assets and improvements associated with our U.S. headquarters to which we relocated in January 2009.  We also used cash for investments in our patents, including patent applications in foreign jurisdictions.  We expect to continue to invest in our intellectual property portfolio.

Cash provided by financing activities was $4.7 million in the nine months ended September 30, 2009 and was attributable to proceeds from borrowing from our demand loan facility.  We are using the proceeds from short-term debt for general working capital purposes.

In May 2008, we arranged a $3 million demand loan facility using our ARS as collateral and in July 2008, borrowed those funds as a matter of financial prudence to secure available cash.  In January 2009, UBS approved a $6.5 million credit facility.  In January 2009, we drew down the additional available cash as a matter of financial prudence.  In September 2009, we arranged a further increase to the credit facility to $7.7 million and drew down the additional available cash totaling $1.3 million.  The ARS serve as collateral for the loan which is due upon demand (see Note 4 of Notes to the Condensed Consolidated Financial Statements).

At September 30, 2009, our investments are recorded at fair value and comprise ARS and an ARSR and together totaled $11.7 million.  At September 30, 2009 and December 31, 2008, we held approximately $10.7 million and $10.2 million ($11.7 million par value), respectively, in investments in ARS collateralized by student loans, primarily AAA/Aaa-rated, which are substantially guaranteed by the U.S. Department of Education and approximately $1.0 million and $1.3 million, respectively, in investment in ARSR.  We sold $7.1 million of the ARS investments in the nine months ended September 30, 2008.  However, starting on February 15, 2008 and continuing to date in 2009, the Company experienced difficulty in effecting additional sales of such securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders.  Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  These failed auctions represent liquidity risk exposure and are not defaults or credit events.  Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.

Index

In October 2008, the Company received an offer (the “Offer”) from UBS for a put right permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning September 30, 2010).  The Offer also included a commitment to loan us 75% of the UBS-determined value of the ARS at any time until the put is exercised.  The Offer was non-transferable and expired on November 14, 2008.  On November 6, 2008, the Company accepted the Offer.  The Company’s right under the Offer is in substance a put option (with the strike price equal to the par value of the ARS) which it recorded as an asset, measured at its fair value (pursuant to SFAS No. 159), with the resultant gain recognized in earnings.

The fair value of the Company’s ARS increased $441,000 in the nine months ended September 30, 2009, which gain was recognized in our condensed consolidated statement of operations.  The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.  The Company also recorded a loss on the ARSR of $256,000 and recognized the loss in operations, which, together with the $441,000 increase in fair value of the ARS, resulted in a $185,000 net gain to operations in 2009.  The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows was subtracted from the current fair market value of the securities and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.  The Company used an independent third party valuation firm to assist it with its determination of fair values of the ARS and ARSR.

Classification of investments as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions.  At September 30, 2009, the Company classified all investments as current based on management’s intention and ability to liquidate the investments within the next twelve months.  At December 31, 2008, the Company classified $6.4 million of the ARS as current based on management’s intention to use such securities as consideration if UBS demands payment on its loan prior to the date the Company exercises the ARSR.

The Company will be exposed to credit risk should UBS be unable to fulfill its commitment under the Offer.  There can be no assurance that the financial position of UBS will be such as to afford the Company the ability to acquire the par value of its ARS upon exercise of the put right.

Our management believes that based upon the Company’s cash and cash equivalents and investments at September 30, 2009, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations for at least the next 12 months.

We have evaluated our cash burn and determined that we have sufficient resources to fund operations through June 30, 2010, the date that the par value of the ARS will be available to us from UBS.  Presently, we do not have liquidity sources other than the UBS credit facility but believe we will have the ability to use the ARS as collateral for additional borrowings, including possible third-party financing as we near June 30, 2010.  We have reviewed a “worst case” scenario regarding our cash (including the assumption of no additional cash from collection of receivables) and concluded that we have sufficient resources for the next 12 months to accomplish our plans.  We continue to pay our obligations in the ordinary course as obligations become due.  We are making a concerted effort in 2009 to contain our costs and eliminate those costs that are redundant or considered unnecessary with strict controls over all discretionary spending and travel costs.  We have significantly reduced our ongoing cash requirements by curtailment of expenses and a 44% reduction in our work force, effective August 7, 2009.  We have restructured the Company so that each employee will manage resources based upon data-driven revenue expectations, and we are establishing processes to ensure organizational and individual discipline and accountability.

We have incurred losses since inception aggregating $64.3 million, which amount includes $4.8 million of non-cash preferred stock dividends.  We expect to incur losses through 2010 with the expectation that we will achieve profitability during 2011.  Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, catalyzed wire mesh filters and from technology licensing fees and royalties, revenue to date has been insufficient to cover our operating expenses, and we continue to be dependent upon sources other than operations to finance our working capital requirements.  Historically, we have been primarily dependent upon funding from new and existing stockholders.  The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, that it will be on acceptable terms.

Index

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

Capital Expenditures

As of September 30, 2009, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Index

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our results of operations are subject to both currency transaction risk and currency translation risk.  We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than our functional currency, which is the U.S. dollar.  With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency (U.K. pounds sterling) then translated into U.S. dollars for inclusion in our consolidated financial statements.  The Company held cash and cash equivalents denominated in pounds sterling that amounted to approximately GBP 0.5 million (U.S. $0.8 million) at September 30, 2009 compared to approximately GBP 1.5 million (U.S. $2.2 million) at December 31, 2008.  One pound sterling was equal to approximately $1.60 at September 30, 2009; $1.82 at September 30, 2008; and $1.45 at December 31, 2008.  A hypothetical 10% increase or decrease in the U.S. dollar versus the U.K. pound sterling would have resulted in an approximately $20,000 change of our revenues during 2009.

Commodity Risk

We are subject to the commodity risk of platinum prices, which could result in unfavorable pricing to us for production of our Platinum Plus fuel-borne catalyst.  We do not use any hedging or derivative contracts to purchase our platinum.  The closing price per troy ounce of platinum of $1,287 at September 30, 2009; $1,058 at September 30, 2008; and $922 at December 31, 2008.   A hypothetical 10% increase or decrease in the price of platinum would have resulted in approximately $80,000 change of our cost of goods sold in 2009.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that Clean Diesel had effective disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

In connection with the evaluation by the Company’s Chief Executive Officer and Chief Financial Officer of internal control over financial reporting that occurred during the Company’s last fiscal quarter, no change in the Company’s internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CLEAN DIESEL TECHNOLOGIES, INC.
(Registrant)

Date: November 9, 2009	By:	/s/ Michael L. Asmussen
Michael L. Asmussen
Director, President and
Chief Executive Officer

Date: November 9, 2009	By:	/s/ Ann B. Ruple
Ann B. Ruple
Chief Financial Officer,
Vice President and Treasurer