Form 10-K
period 2009-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2010-03-25
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________

Form 10-K
_____________
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price as of June 30, 2009 was $13,592,292.

As of March 22, 2010, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 8,213,988.

Documents incorporated by reference:

Certain portions of the proxy statement for the annual meeting of stockholders to be held in June 2010 are incorporated by reference into Part III of this report.

CLEAN DIESEL TECHNOLOGIES, INC.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2009

_____________________________

The information called for by Part III, Items 10, 11, 12, 13 and 14, to the extent not included in this Annual Report on Form 10-K, is incorporated herein by reference to the information to be included under the captions “Election of Directors,” “Directors and Executive Officers of Clean Diesel Technologies,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board,” “Executive Compensation,” “Directors’ Compensation,” “Employment Contracts and Termination of Employment and Change in Control Arrangements,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation,” “Security Ownership of Certain Owners,” “Security Ownership of Officers and Directors” and “Appointment of Independent Registered Public Accounting Firm” in the definitive proxy statement to be filed in connection with Clean Diesel Technologies, Inc.’s 2010 annual meeting of stockholders.

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

Key 2009 highlights and recent activities include the following:

•
We received a diesel emissions reduction technology development grant under the New Technology Research and Development (NTRD) program from the Houston Advanced Research Center (HARC).  This award totaled $961,971, of which $29,000 is included in 2009 revenue.  The grant period is from October 1, 2009 through February 28, 2011.  The project’s goal is to develop and verify a Nitrogen Oxide-Particulate Matter (NOx - PM) reduction retrofit system for on- and off-road engines.  Regulatory bodies such as the U.S. Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and others have recognized the need to develop more advanced emission reduction solutions for the retrofit market.

•
We received an order from Metroline, a leading London bus operator, valued at approximately $528,000, which amount will be included in our revenue the first half of 2010 upon fulfillment of this order.  We view this order as a confirmation of our decision to focus new product development efforts on the global retrofit market.

•	Our work for the California Showcase is ongoing along with certain supplemental environmental programs sponsored by California Air Resources Board (“CARB”) and amounted to $130,000 revenue in 2009.

•
After in-depth analysis of market dynamics and competitive activity, our management has determined that profitable growth can best be achieved by focusing on the growing global retrofit market.  Therefore, we have determined to focus primarily on that segment while pursuing original equipment manufacturer (OEM) licensing business as opportunities arise.

•
In support of our strategic course change, we are in the process of building a portfolio of products with verifications from government entities around the world.  It is our intent to leverage our broad and proven intellectual property to successfully address both public health and industry needs and therefore offer unique value to prospective customers and end users.

•
To better position the company for growth and sustained profitability, we restructured the organization significantly.  Changes included a reduction in force and new appointments at the Board of Director and executive management levels.  At the Board of Director level, Mr. Mungo Park was named Chairman to assist in the Company in its restructuring and lead the effort to reconstitute the Board of Directors.  Similarly, Michael Asmussen was named President & CEO to lead the change at the management level.

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

In 2009, we filed no U.S. or foreign patent applications.  In 2008, we filed 29 foreign patent applications but no U.S. patent applications.  In 2007, we filed ten U.S. and two foreign patent applications.

As of December 31, 2009, we held 171 granted patents, 71 pending patents and an extensive library of performance data and technological know-how.  We have patent coverage in North America, Europe, Asia and South America.  Our patent portfolio as of December 31, 2009 includes 26 U.S. patents and 145 corresponding foreign patents along with 71 pending U.S. and foreign patent applications.  We continue to make invention disclosures for which we are in the process of preparing patent applications.  Our patents have expiration dates ranging from 2010 through 2027, with the majority of the material patents upon which we rely expiring in 2018 and beyond.  We believe that we have sufficient patent coverage surrounding our core patents that effectively serves to provide us longer proprietary protection.

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

Our core patents, advanced patents and patent applications cover the means of controlling the principal emissions from diesel engines:

•	nitrogen oxides (NOx);
•	particulate matter (PM);
•	carbon monoxide (CO);
•	hydrocarbon (HC); and
•	carbon dioxide (CO2).

Our core patents, advanced patents and patent applications include the following:

•	Fuel-borne catalysts;
•	Selective catalytic reduction;
•	Catalyzed wire mesh diesel particulate filters;
•	Biofuels; and
•	Emission control systems.

Our key technologies include the following:

•	Cost effective means of controlling the principal emissions from diesel engines (nitrogen oxides, particulate matter, carbon monoxide and hydrocarbon).
•	Reduction of carbon dioxide and other greenhouse gas emissions by enhancing combustion efficiency and by enabling long-term reliable performance of emission control systems.
•	Effective utilization of strategic catalytic materials such as platinum enables reduced emission control system costs, recycling strategies and low nitrogen dioxide emission levels.
•	Low cost, reliable and durable diesel particulate filter performance through catalyzed wire mesh filter systems in retrofit applications.

Protecting our intellectual property rights is costly and time consuming.  We incur patent-related expenses for patent filings, prosecution, maintenance and annuity fees which amounted to $207,000, $227,000 and $364,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  We incur maintenance fees to maintain our granted U.S. patents and annuity fees to maintain foreign patents and the pending patent applications.

We rely on a combination of patent, trademark, copyright and trade secret protection in the U.S. and elsewhere as well as confidentiality procedures and contractual provisions to protect our proprietary technology.  Further, we enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with our consultants and other third parties.  There can be no assurance that pending patent applications will be approved or that the issued patents or pending applications will not be challenged or circumvented by competitors.  Certain critical technology incorporated in our products is protected by patent laws, trade secret laws, confidentiality agreements and licensing agreements.  There can be no assurance that such protection will prove adequate or that we will have adequate remedies for disclosure of our trade secrets or violations of our intellectual property rights.

Business Strategy

Our goal is to maximize profitable growth by strategically targeting segments of the diesel emission reduction market where use and regulatory requirements create customer needs specifically addressed by our intellectual property portfolio.  Tailored approaches utilizing license agreements, direct sales or distribution arrangements are employed to address individual market channels that include original equipment manufacturers (OEMs), Tier One suppliers, retrofit system integrators and others.  Our standard licensing agreements are structured so that we derive revenue from license fees and on-going royalties.  In 2010, we will seek broader market coverage by not only strengthening our marketing and distribution channels but also stressing value propositions that highlight our unique environmental benefits, fuel economy improvements and practical, lower cost emission control.  We intend to ensure that the full value of our technology is realized by the end user.

Solutions and Products

We have succeeded in developing technologies and products that, when combined with other aftertreatment devices, reduce particulates and nitrogen oxides emissions from diesel engines to or below the U.S. and international regulated emission levels, while also improving fuel economy.  This results in a reduction in fuel costs and greenhouse gas emissions, primarily carbon dioxide, as well as a reduction in emissions of particulate matter, nitrogen oxides, carbon monoxide and unburned hydrocarbons.

As described below, our products and solutions include our Platinum Plus® fuel-borne catalyst; ARIS®, an advanced reagent injection system used in selective catalytic reduction systems for control of emissions of nitrogen oxides from diesel engines and for hydrocarbon injection applications; diesel particulate filter technology based on catalyzed wire mesh filter elements; and biofuels technology including Biodiesel Plus™.

Platinum Plus Fuel-Borne Catalyst

We have developed and patented our Platinum Plus fuel-borne catalyst as a diesel fuel soluble additive, which contains minute amounts of organo-metallic platinum and cerium catalysts.  Platinum Plus is used to improve combustion which acts to reduce emissions and improve the performance and reliability of emission control equipment.  Platinum Plus fuel-borne catalyst takes catalytic action into engine cylinders where it improves combustion, thereby reducing particulates, unburned hydrocarbons and carbon monoxide emissions, which also results in improving fuel economy.  Thus, Platinum Plus fuel-borne catalyst lends itself to a wide range of enabling solutions including diesel particulate filtration, low emission biodiesel, carbon reduction, exhaust emission reduction and fuel economy.  Environmentally conscious corporations and fleets can utilize this solution to voluntarily reduce emissions while obtaining an economic benefit.

Our Platinum Plus fuel-borne catalyst can be used alone with all diesel fuels, including regular sulfur diesel, ultra-low sulfur diesel, arctic diesel (kerosene) and biodiesel fuel blends; to reduce particulate emissions by 10% to 25% from the engine, while also improving the performance of diesel oxidation catalysts and particulate filters.  When used with blends of biodiesel and ultra-low sulfur diesel, Platinum Plus fuel-borne catalyst prevents the normal increase in nitrogen oxides associated with biodiesel, as well as offering emission reduction in particulates and reduced fuel consumption.  Use of fuel-borne catalysts also keeps particulate filters cleaner by burning off the soot particles at lower temperatures and further reducing toxic emissions of carbon monoxide and unburned hydrocarbons.  Platinum Plus has also been shown to provide energy efficiency and emissions reduction benefits when applied with two-stroke gasoline powered engines, including those commonly used in Asian markets.

Through independent test laboratories from 1996 to the present, we have conducted research and development programs on platinum fuel-borne catalysts which were performed by Delft Technical University (Netherlands), Ricardo Consulting Engineers (U.K.), Cummins Engine Company (U.S.), West Virginia University (U.S.), the Technical University of Dresden (Germany) and Southwest Research Institute (U.S.).  This approach allows our technical team to execute programs on a cost effective basis while bringing in a wide range of expertise.  Most importantly, the results have been independently derived.

We received EPA registration in December 1999 for the Platinum Plus fuel-borne catalyst for use in bulk fuel by refiners, distributors and fleets.  In 2000, we completed the certification protocol for particulate filters and additives for use with particulate filters with VERT, the main recognized authority in Europe that tests and verifies diesel particulate filters for emissions and health effects.  In 2001, the Swiss environmental agency, BUWAL, approved the Platinum Plus fuel-borne catalyst for use with particulate filters.  In 2002, the U.S. Mining, Safety and Health Administration accepted Platinum Plus fuel-borne catalyst for use in all underground mines.  In July 2008, the EPA released a general statement regarding emissions from platinum-based fuel additives which indicated that the EPA is evaluating available emissions data and health effects studies in an effort to assess potential health risks associated with platinum- or cerium-based fuel additives.  We are cooperating with the EPA to plan and conduct further definitive testing with respect to these questions, which testing costs we have included in our 2010 budget.  As of the date hereof, the EPA has not approved our test plan.  In 2009, the German Federal Environment Agency, the Umweltbundesamt (UBA), issued a non disapproval for sale of Platinum Plus fuel-borne catalyst for use in conjunction with up to 2,000 diesel particulate filters in Germany; further work will be required to lift fully the 2,000 unit restriction.

Platinum Plus for Diesel Emission Reduction

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

Platinum Plus fuel-borne catalyst is increasingly utilized as a diesel particulate filter regeneration additive.  In Europe, it is currently being supplied into the U.K., Germany, Denmark, Belgium, Switzerland, Sweden, Austria and Holland markets through distribution sources for aftermarket retrofit applications.  Our Platinum Plus fuel-borne catalyst has also found application in the U.K. to alleviate soot blocking from light drive cycle bus applications.  In Asia, we are conducting field trials and developing relationships with Asian distributors to fully exploit this growing market.  In the U.S., the Platinum Plus fuel-borne catalyst has been accepted for use by the Mine Safety and Health Administration in underground mines and has been successfully used as a regeneration aid for vehicles fitted with lightly catalyzed diesel particulate filters.

Furthermore, in the passenger car market where fuel-borne catalyst technology dominates the diesel particulate filter regeneration market, engine testing conducted most recently in 2006 at a European testing institute reconfirmed the ability to reduce total platinum usage of an emission control device by up to 70%, thus, offering significant cost saving for passenger car manufacturers.

Effective January 1, 2009, the EPA adopted new regulations for nitrogen dioxide (NO2) emissions testing, now harmonized with the newly implemented California Air Resources Board (CARB) requirements.  Although we received the EPA’s Environmental Technology Verification in 2003 for our Platinum Plus fuel-borne catalyst and a diesel-oxidation catalyst (the Platinum Plus “Purifier™ e2 System”) for pre-1996 manufactured engines, which are higher emitters of particulates and nitrogen oxides than newer engines, as well as verification extension for our fuel-borne catalysts with diesel-oxidation catalysts to cover engines manufactured between 1994 and 2003, the Platinum Plus “Purifier e2 System” was removed from the EPA verified list.  We provided information to the EPA based on our prior testing to demonstrate the low NO2 performance features of this verified product.  Although the test results were positive, EPA determined that further testing in accordance with the new protocols would be required to restore the verified status.  Until satisfactorily completing test programs to meet these EPA requirements, our verification status has been moved by the EPA to the “Formerly Verified Systems” section of the EPA website.  In 2009, we believe the removal of the verified status on the Purifier e2 system had an adverse impact on our business.

Platinum Plus for Fuel Economy

We believe that recent volatility in the cost of fuel has made the economic impact of greater fuel economy an important consideration in many industries.  Further, recent media focus on climate change and the effects of fuel consumption on the environment has resulted in an increased interest in Platinum Plus fuel-borne catalyst from a standpoint of corporate social responsibility.  The improvement attributable to Platinum Plus fuel-borne catalyst may vary as a result of engine age, application in which the engine is used, load, duty cycle, speed, fuel quality, tire pressure and ambient air temperature.  Generally, after use of Platinum Plus fuel-borne catalyst during a conditioning period (dependent on the amount of platinum that gets introduced into the engine, which conditioning period varies by the surface area of the motor), our customers derive economic benefits from the use of our Platinum Plus fuel-borne catalyst whenever the price of diesel fuel is in excess of $1.75 per U.S. gallon.  In other words, at or above that level, the economic benefit our customers derive from use of our Platinum Plus fuel-borne catalyst exceeds the cost of the additive.  When coupled with the demand to reduce carbon dioxide emissions from transportation and distributed power generation, the argument for use of Platinum Plus is a persuasive one.

ARIS Selective Catalytic Reduction (SCR)

The ARIS (Advanced Reagent Injection System) is our patented airless, return-flow system for the injection of reducing reagents for such applications as the low-NOx trap, active diesel particulate filter regeneration, and selective catalytic reduction.  The primary use of the ARIS system to date has been in conjunction with selective catalytic reduction for both stationary diesel engines for power generation and mobile diesel engines used in transportation.  The system is comprised of our patented single fluid computer-controlled injector that provides precise injection of nontoxic urea-based reagents into the exhaust of a stationary or mobile engine, where the system then converts harmful nitrogen oxides across a catalyst to harmless nitrogen and water vapor.  The system works well with various reagents including hydrocarbon and has shown reduction of nitrogen oxides of up to 90% on a steady-state operation and of up to 85% in transient operations.  This process, known as selective catalytic reduction, has been in use for many years in power stations, and it is well proven in mobile and stationary applications.  The ARIS system is a compact version of the selective catalytic reduction injection system.  A principal advantage of the patented ARIS system is that compressed air is not required to operate the system and that a single fluid is used for both nitrogen oxides reduction and injector cooling.  The system is designed for high-volume production and is compact, with very few components, making it inherently cheaper to manufacture, install and operate than the compressed air systems, initially developed for heavy-duty engines.  ARIS technology is applicable for reduction of nitrogen oxides from all combustion engine types, ranging from passenger car and light duty to large scale reciprocating and turbine engines, including those using gaseous fuels such as liquefied petroleum gas and compressed natural gas.

Combined Use of Exhaust Gas Recirculation (EGR) and SCR

We believe as legislation tightens across the globe, exhaust gas recirculation in combination with selective catalytic reduction is becoming the preferred solution to meet strict nitrogen oxides (NOx) levels.  Once considered competing solutions, we recognized the benefits of combining these technologies to achieve very high levels of emissions reduction with maximum fuel economy.  EGR can be activated to reduce NOx when starting a cold engine, whereas SCR operates at higher temperature when its catalyst is fully active, and at low EGR rates.  With both EGR and SCR in place, engine systems can be fine-tuned to optimize fuel efficiency together with emissions reduction.  We have intellectual property holdings for the design and implementation of these systems.  Most heavy duty manufacturers in the U.S. have now announced their intentions to meet new regulations using the combination of EGR-SCR.  Several leading providers to the industry have already licensed this patent from us.

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

The catalyzed wire mesh filter technology is a durable, low-cost filter designed to bridge the gap between low efficiency diesel-oxidation catalysts and expensive, heavily catalyzed wall-flow particulate filters.  The wire mesh filter system is designed to work synergistically with a fuel-borne catalyst for reliable performance on a wide range of engines and with a broad range of fuels.  This combined Platinum Plus fuel-borne catalyst/catalyzed wire mesh filter technology is especially suited to solving the challenging problem of delivering a reliable pollution control solution which can be easily retrofitted for the older, higher-emission diesel engines expected to be in service for years to come, and in markets and applications where ultra-low sulfur diesel is not available.

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

Effective January 1, 2009, the EPA adopted new regulations for NO2 emissions testing, now harmonized with the newly implemented CARB requirements.  Although we received the EPA’s Environmental Technology Verification in June 2004 for our Platinum Plus fuel-borne catalyst and the catalyzed wire mesh filter (the Platinum Plus “Purifier e3 System”) as reducing toxic particulates by up to 76%, carbon monoxide by 60%, hydrocarbons by 80% and nitrogen oxides by 9%, the Platinum Plus “Purifier™ e3 System” was removed from the EPA verified list.  We provided information to the EPA based on our prior testing to demonstrate the low NO2 performance features of this verified product.  Although the test results were positive, EPA determined that further testing in accordance with the new protocols would be required to restore the verified status.  Until satisfactorily completing test programs to meet these EPA requirements, our verification status has been moved by the EPA to the “Formerly Verified Systems” section of the EPA website.  We do not believe the removal of the verified status on the Purifier e3 system has had a material impact on our business.

The Market and the Regulatory Environment

We estimate that worldwide annual consumption of diesel fuel exceeds 225 billion U.S. gallons, including approximately 42 billion in the U.S., 57 billion in Europe and 69 billion in Asia.

New Diesel Engines

While engine manufacturers have traditionally met emissions regulations by engine design changes, we believe that further reduction in emissions can best be achieved by using combinations of cleaner-burning fuels and aftertreatment systems such as diesel-particulate filters and catalytic systems for reducing nitrogen oxides.  Like many of the engine-based emissions control strategies, these also generally increase fuel consumption.  The use of our technologies decreases fuel consumption relative to the alternatives.

Emissions regulations for new mobile diesel engines in the major markets of North America, Europe and Asia have continued to tighten and are now 40% to 90% lower than previous regulations.  Regulations in effect by 2010 in the U.S. and by 2009 in Europe and in Asia are expected to reduce the emissions level for new mobile diesel engines from 85% to 99% of the levels mandated in the mid-1980s.  Management expects the market for nitrogen oxide reduction systems in mobile applications to more fully develop in 2010.  European engine manufacturers decided to use urea selective catalytic reduction in 2006, beginning with heavy-duty vehicles and likely for use on medium and light vehicles and passenger cars, as well.  There is a clear preference to use a single fluid system for the medium and light trucks, passenger cars and SUVs which have no compressed air system, which makes our ARIS technology attractive.  It also seems likely that European manufacturers will adopt particulate filters to meet 2009 regulations which have been ratified by the European Parliament.  We have intellectual property holdings for the design and implementation of these systems.

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

As an example, the California Air Resources Board declared diesel particulates to be toxic in 1998, and in 2000, it proposed reductions in particulate emissions from over one million existing engines in California as well as more stringent controls for new engines.  The EPA stated its objective for retrofitting vehicles with particulate controls and developed the Clean School Bus U.S.A. program and the Smartway Transport Program to reduce both diesel emissions and fuel consumption on over-the-road trucks and buses.

Competition

Because our principal strategy is the licensing of our technologies, those companies that could be considered as competitors should also be considered as our potential customers.

We face direct competition from companies that offer verified products with far greater financial, technological, manufacturing and personnel resources, including BASF (formerly Engelhard), Donaldson, Cummins Filtration, Catalytic Solutions, Inc. and Johnson Matthey.  We also face indirect competition in the form of alternative fuel consumption vehicles such as those using hydrogen, ethanol and electricity.

We believe that our technologies and products occupy a strong competitive position relative to others in the diesel emissions reduction technology market.  Competition in EPA verified, or formerly verified, particulate reduction systems for retrofit is from catalyst systems suppliers like Johnson Matthey, BASF and Catalytic Solutions, Inc.  These companies employ systems that rely on much greater quantities of platinum than we do and that have the undesirable effect of increasing emissions of nitrogen dioxide, a component of nitrogen oxides and a strong lung irritant.  Competition in the diesel fuel additive market is from additive suppliers such as Innospec and Rhodia, who market an iron-based product, and Energenics, who markets a cerium product for fuel economy improvement.  Our EPA-registered Platinum Plus fuel-borne catalyst provides fuel economy benefits as it competes on performance in regenerating filters and lowering system cost for the system provider by enabling reduced platinum levels and lower overall metal usage which results in less ash buildup on filters.  Platinum Plus fuel-borne catalyst also offers better performance in terms of carbon monoxide and hydrocarbon reduction.  Finally, in the nitrogen oxides control market, competition is from other suppliers of reagent-based post-combustion nitrogen oxides control systems such as Johnson Matthey (including Argillion which it acquired in 2007), Hilite International and KleenAir Systems for retrofit, and Bosch and Hilite International for OEMs.  Each of Bosch and Hilite has a worldwide, non-exclusive technology license agreement with us for the right to use our proprietary technology for a single fluid system which requires no compressed air.

Market Opportunity

We believe our technologies are applicable to all existing diesel engines, all new engines designed to meet upcoming emission standards and all types of fuel, including biodiesel and ultra-low sulfur diesel.  We view the market opportunity as one that may be divided by application and market drivers.  Because of the financial benefit of improved fuel economy along with reduction of greenhouse gases, we have continued to emphasize fuel economy in the markets we serve, enabling a lowest life cycle cost.

Our intellectual property and technologies are now at the center of developments in the on-road diesel market.  Selective catalytic reduction which utilizes our ARIS technology and diesel particulate filtration which can utilize our Platinum Plus technology are core technologies to the development of the pending generation of cleaner diesels.  We believe this places us in a strong position going forward.  To meet 2010 requirements, some alternative fuel strategies will also need to consider means of reducing nitrogen oxides emissions.

The two principal market drivers for our products are legislative compliance for emission control and the associated cost of compliance that includes product performance, cost, safety, efficiency and reliability among other factors.  Platinum Plus fuel-borne catalyst is an “enabling technology” that enables emission reductions from the engine itself and enhances performance of the exhaust aftertreatment systems while improving fuel economy.  The continued tightening of clean air standards, emissions control regulations, pressure for fuel efficiency and growing international awareness of the greenhouse effect should provide us with substantial opportunities in local markets throughout North America, Europe and Asia.

Without compromising the fuel economy benefits of diesel, a significant reduction of particulate and nitrogen oxides emissions can only be achieved by using combinations of improved engine design, cleaner burning fuels and aftertreatment systems such as diesel particulate filters and catalytic systems.  The Platinum Plus fuel-borne catalyst (which improves combustion catalytically and enables higher performance of exhaust treatment devices) and the ARIS selective catalytic reduction technology form key components of both of these aftertreatment systems.

The convergence of greater interest in regulated and greenhouse gas emissions reduction and the economic benefit of our products make their use attractive to end users.  In Europe, where diesel fuel retails in some countries for as much as four times the U.S. selling price because of the higher tax rate on fuels, the economic potential for fuel economy benefits are even more pronounced.

Marketing Strategy and Commercialization

Aftertreatment systems for emissions reduction from diesel engines are now penetrating the diesel market.  The introduction of selective catalytic reduction in Europe and Japan for heavy-duty applications and the move to include diesel particulate traps for diesel passenger cars has confirmed our technology as central to the diesel market.  PSA Peugeot has taken the lead and offers particulate filter systems with fuel-borne catalysts on several of its models.  Other manufacturers such as Volkswagen and Daimler Benz offer diesel particulate filters for their larger vehicles.  In the U.S., Daimler Benz is now promoting the “clean diesel” passenger car under the “Bluetec” brand name which uses selective catalytic reduction to achieve the high nitrogen oxides reduction standards and will likely use airless urea injection.

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

It is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the EPA and/or California Air Resources Board protocols to qualify for credits within the EPA and/or California Air Resources Board programs.  Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified.  As of the date of this report, we do not have EPA verifications which may disadvantage us in attracting customers with access to governmental funding for retrofit programs.  In 2010, we intend to verify our Platinum Plus fuel-borne catalyst in combination with a high performance diesel particulate filter and may also seek to verify our Platinum Plus fuel-borne catalyst with additional emissions control devices manufactured by other vendors.  We may receive recurring revenue from sales of such systems or devices in the event sales of these devices include the Platinum Plus fuel-borne catalyst product as part of the devices’ verification.

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

Engine tests in the U.S. and Switzerland show that, when used in conjunction with a diesel particulate filter, from 99% to 99.9% of the Platinum Plus catalyst metal introduced to the fuel system by the fuel-borne catalyst is retained within the engine and exhaust, and that the amount of platinum emitted from the use of Platinum Plus fuel-borne catalyst is roughly equivalent to platinum attrition from automotive and diesel catalytic converters.

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

Germany, Austria and Switzerland have set up a protocol (VERT) for approving diesel particulate filters and additive systems used with them.  We completed the required tests under the VERT protocol in 2000 and in January 2001, the Swiss environmental authority, BUWAL, approved our Platinum Plus fuel-borne catalyst fuel additive for use with a diesel particulate filter.

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

In 2010, we intend to file with the EPA completed third-party evaluations regarding secondary emissions from our fuel-born catalyst.  We initiated independent tests in 2005 to address questions from the EPA on the use of our fuel-borne catalyst resulting from growing commercial interest in its diesel emission control products.  The results from testing of our Platinum Plus fuel-borne catalyst over eight months at laboratories recognized and approved by the EPA confirmed that any potentially allergenic platinum emissions from the use of the Platinum Plus fuel-borne catalyst were hundreds to thousands of times below the lowest published safe level and were consistent with reported platinum emissions from catalyzed control devices, in the opinion of the scientists.

Revenue

We generate revenue from product sales comprised of fuel-borne catalysts, including our Platinum Plus fuel-borne catalyst products and concentrate, and hardware (primarily, our patented ARIS advanced reagent injector and dosing systems for selective catalytic reduction of nitrogen oxides, our Platinum Plus Purifier System, our fuel-borne catalyst and a diesel-oxidation catalyst, and catalyzed wire mesh filters, including catalyzed wire mesh filters used in conjunction with our Platinum Plus fuel-borne catalyst); license and royalty fees from the ARIS system and other technologies; and consulting fees and other (primarily, engineering and development consulting services).  The following table sets forth the percentage contribution of our revenue sources in relation to total revenue for the years ended December 31, 2009, 2008 and 2007.

(in thousands)
	For the years ended December 31,
	2009		2008		2007
Product sales	$1,042	85.3%	$7,024	94.0%	$1,466	29.8%
License and royalty revenue	150	12.3%	451	6.0%	3,459	70.2%
Consulting and other	29	2.4%				
Total	$1,221	100.0%	$7,475	100.0%	$4,925	100.0%

The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.  To date, we have been dependent on a few customers for a significant portion of our revenue (see “Significant Customers” in Note 2 of Notes to Consolidated Financial Statements).  The geographic areas from which our revenue was recognized for the years ended December 31, 2009, 2008 and 2007 are outlined in Note 14 of Notes to Consolidated Financial Statements.

Our Platinum Plus fuel-borne catalyst concentrate and finished product are sold to distributors, resellers and various transportation segments, including on-road, off-road, rail and marine, among other end users.  Our products and solutions are sold to customers through our distribution network, direct sales and the efforts of our sales consultants and agents.  We license the ARIS nitrogen oxides reduction system and the combination of EGR with SCR to others, generally with an up-front fee for the technology, know-how transfer and an on-going royalty per unit.  We also sell finished ARIS-based selective catalytic reduction systems to potential ARIS licensees and end users.  We believe that the ARIS system can most effectively be commercialized through licensing several companies with a related business in these markets.  We are actively seeking additional ARIS licensees for both mobile and stationary applications in the U.S., Europe and Asia.  We offer rights to the catalyzed wire mesh technology through license agreements as well as selling finished filters for use with our Platinum Plus fuel-borne catalyst.

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

Research and Development

We anticipate that we will continue to make significant research and development expenditures to maintain and expand our competitive position.  This includes improving our current technologies and products, and developing and acquiring newer technologies and products.

Our research and development costs include verification programs, evaluation and testing projects, salary and benefits, consulting fees, materials and testing gear, and are charged to operations as they are incurred.  Our research and development expenses, exclusive of patent costs, totaled approximately $386,000, $430,000 and $428,000, respectively, for the years ended December 31, 2009, 2008 and 2007.

Insurance

We maintain coverage for the customary risks inherent in our operations.  Although we believe our insurance policies to be adequate in amount and coverage for current operations, no assurance can be given that this coverage will be, or continue to be, available in adequate amounts or at a reasonable cost, or that such insurance will be adequate to cover any future claims.

Employees

As of March 22, 2010, we had 12 full-time employees and two part-time employees.  We also retain outside consultants, including sales and marketing consultants and agents.  As of March 1, 2010, our sales and marketing team consisted of six employees, sales consultants and agents supported by our executive officers.

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

We believe that it is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the EPA and/or California Air Resources Board protocols to qualify for funding from the EPA and/or California Air Resources Board programs.  Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified.  In 2010, we intend to verify our Platinum Plus fuel-borne catalyst in combination with a high performance diesel particulate filter with California Air Resources Board.  We have no assurance that our product will be verified by California Air Resources Board or that such a verification will be acceptable to the EPA.  Verification is also useful for commercial acceptability.

EPA verifications were withdrawn on two of our products in January 2009 because available test results were not accepted by EPA as meeting new emissions testing requirements for nitrogen dioxide (NO2) measurement.  Although prior testing indicates satisfactory performance can be achieved, we have no assurance that the EPA will determine that the results of the proposed evaluations will meet the new standards, nor whether additional testing which may be required by EPA will be adequate to remove any remaining concern the EPA may have regarding use of our fuel-borne catalyst.

Future growth of our business depends, in part, on enforcement of existing emissions-related environmental regulations and further tightening of emission standards worldwide.

We expect our future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide.  If such standards do not continue to become stricter or are loosened or are not enforced by governmental authorities, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

There is significant competition among companies that provide solutions for pollutant emissions from diesel engines.  Several companies market products that compete directly with our products.  Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services, including products that are verified by EPA and/or CARB, or other environmental authorities.  We face direct competition from companies with greater financial, technological, manufacturing and personnel resources.  Newly developed products could be more effective and cost efficient than our current or future products.  We also face indirect competition from vehicles using alternative fuels, such as methanol, hydrogen, ethanol and electricity.

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

Some of our patents, including a platinum fuel-borne catalyst patent, expired in 2008.  However, we believe that other longer lived patents, including those for platinum and other fuel-borne catalyst materials in combination with aftertreatment devices, will provide adequate protection of our proprietary technology, but there can be no assurance we will be successful in protecting our proprietary technology.

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

The cost of platinum or the processing cost associated with converting the metal may have a direct impact on the future pricing and profitability of our Platinum Plus fuel-borne catalyst.  The market price for platinum increased from $480 per ounce in early 2002 to $965 per ounce at December 31, 2005, $1,120 per ounce at December 31, 2006, $1,530 per ounce at December 31, 2007, decreased to $922 per ounce at December 31, 2008, and increased to $1,475 per ounce at December 31, 2009.  On February 16, 2010, the London Metal Exchange afternoon fixing for platinum was $1,536 per ounce.  Although we may minimize this risk through various purchasing and hedging strategies, there can be no assurance that this will be successful.  A shortage in the supply of platinum or a significant, prolonged increase in the price of platinum, in each case, could have a material adverse effect on our business, operating results and financial condition.

Failure to attract and retain key personnel could have a material adverse effect on our future success.

Our success depends, in part, on our ability to retain current key personnel, attract and retain future key personnel, additional qualified management, marketing, scientific and engineering personnel, and develop and maintain relationships with research institutions and other outside consultants.  The loss of key personnel or the inability to hire or retain qualified personnel, or the failure to assimilate effectively such personnel, could have a material adverse effect on our business, operating results and financial condition.

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

Risks Related to Our Financial Condition

We have incurred losses in the past and expect to incur losses in the near future.

We have incurred losses since inception totaling $65.6 million as of December 31, 2009, which amount includes approximately $4.8 million of non-cash preferred stock dividends.  At the date of this Annual Report on Form 10-K, our cash and cash equivalents and investments are estimated to be sufficient for our needs for the next twelve months.

We have recognized limited revenues through December 31, 2009 and expect to continue to incur operating losses at least through 2010.  There can be no assurance that we will achieve or sustain significant revenues, positive cash flows from operations or profitability in the future.  See the discussion below under the caption “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Historically, we have derived a significant portion of our revenue from a limited number of customers.  For the year ended December 31, 2009, two customers accounted for approximately 26% of our revenue.  For the year ended December 31, 2008, one customer accounted for approximately 15% of our revenue and for the year ended December 31, 2007, three customers accounted for approximately 70% of our revenue.  We intend to establish long-term relationships with existing customers and continue to expand our customer base.  While we diligently seek to become less dependent on any single customer, it is likely that certain contractual relationships may result in one or more customers contributing to a significant portion of our revenue in any given year for the foreseeable future.  The loss of one or more of our significant customers may result in a material adverse effect on our revenue, our ability to become profitable or our ability to continue our business operations.

Foreign currency fluctuations could impact financial performance.

Because of our activities in the U.K., Europe and Asia, we are exposed to fluctuations in foreign currency rates.  We may manage the risk to such exposure by entering into foreign currency futures and option contracts of which there were none in 2009.  Foreign currency fluctuations may have a significant effect on our operations in the future.

An inability to realize proceeds from our auction rate securities right issued by UBS may significantly impact our liquidity.

On November 6, 2008, the Company accepted from UBS an Offer to acquire a “put” right to sell to UBS commencing June 30, 2010 the Company's holdings of $11.7 million par value in auction rate securities (ARS).  Also, UBS has established a loan facility whereby the Company may borrow up to 75% of the UBS-determined value of these ARS collateralized by the securities.   There can be no assurance that the financial position of UBS will be such as to afford the Company the ability to receive the par value of ARS upon exercise of the put right.

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

Our common stock is currently listed on The NASDAQ Capital Market.

The trading volume in our common stock has been relatively limited and a consistently active trading market for our common stock may not develop.  Our common stock began trading on The NASDAQ Capital Market effective October 3, 2007.  Prior to this date, our common stock was traded on the OTC Bulletin Board.  The average daily trading volume in our common stock on The NASDAQ Capital Market in 2009 was approximately 9,600 shares.

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

We received a NASDAQ Staff Deficiency Letter and have not cured the deficiencies.

On September 15, 2009, we received a NASDAQ Staff Deficiency Letter indicating that the Company fails to comply with NASDAQ Listing Rule 5605(c)(4)(A) because it does not have at least three Audit Committee members and NASDAQ Listing Rule 5605(b)(1) because our Board does not have a majority of independent directors.  These deficiencies occurred on August 28, 2009 when Mr. John J. McCloy II, who had been an Audit Committee member, resigned as a director of the Registrant leaving the Audit Committee with two members and the Board with three independent directors and three non-independent directors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have a seven-year lease which expires on December 31, 2015 for our U.S. headquarters relocated in 2009 to 10 Middle Street, Bridgeport, Connecticut (5,515 square feet) at an annual cost of approximately $141,000, including utilities.  We have a lease for 1,942 square feet of office space outside London, U.K. through March 2013 at an annual cost of approximately $65,000, including utilities and parking.

Item 3.	Legal Proceedings

We are not involved in any legal proceedings, except for collection matters routine to our business.

Item 4.	(Removed and reserved)

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The NASDAQ Capital Market in the U.S. since October 3, 2007, and prior to that date, it traded on the Over-The-Counter Bulletin Board.  Our common stock had also been listed on the London Stock Exchange through the Alternative Investment Market (AIM) until a vote by our stockholders in 2009 to delist.  At the May 13, 2009 Annual Meeting of Stockholders of the Company, our stockholders approved the proposal to apply to the London Stock Exchange to delist the Company’s shares from trading on the AIM Market by a vote of 2,853,574 for, 3,603 against and 160 shares abstaining.  Reports of transactions of our shares are available on The NASDAQ Capital Market under the trading symbol “CDTI”.

The following table sets forth the high and low sale prices of our common stock on The NASDAQ Capital Market for each of the periods listed.  Prices indicated below with respect to our share price include inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	NASDAQ Capital Market
	High	Low
2008
1st Quarter	$24.85	$8.74
2nd Quarter	$15.98	$10.50
3rd Quarter	$12.25	$3.00
4th Quarter	$4.79	$1.54
2009
1st Quarter	$3.05	$1.00
2nd Quarter	$2.50	$1.41
3rd Quarter	$2.20	$1.25
4th Quarter	$2.23	$1.40

Holders

At March 22, 2010, there were 174 holders of record of our common stock representing approximately 1,600 beneficial owners.

Dividends

No dividends have been paid on our common stock and we do not anticipate paying dividends in the foreseeable future.

Sales and Uses of Unregistered Securities During the Period

In March 2009, we issued 40,000 restricted shares of our common stock under our Incentive Plan to the Company’s President and Chief Executive Officer (see Note 8 of Notes to the Consolidated Financial Statements).

On October 1, 2009, our directors, Michael Asmussen, who also serves as President and Chief Executive Officer, and Derek Gray, purchased 10,000 shares and 25,684 shares, respectively, of our common stock.  Total shares acquired were 35,684 and total proceeds based on the October 1, 2009 NASDAQ closing price of $1.65, were $58,878.60.  The proceeds will be used for the general corporate purposes of the Company.  The shares are restricted shares issued pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

Equity Compensation Plan Information as of December 31, 2009

The following table represents options and warrants outstanding as of December 31, 2009 (see Note 8 of Notes to Consolidated Financial Statements):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance
Options:

Equity compensation plans approved by security holders	876,410	1	$10.40	521,038	1

Equity compensation plans not approved by security holders	—		—	—

Total Options	876,410		$10.40	521,038

Warrants:

Equity compensation plans approved by shareholders	—		—	—

Equity compensation plans not approved by shareholders	407,493		$11.51	—

Total Warrants	407,493		$11.51	—

1
Represents awards issued under the Incentive Plan.  The maximum number of awards allowed under the Incentive Plan is 17.5% of our issued and outstanding common stock less the outstanding options, and is subject to a sufficient number of shares of authorized capital.

Performance Graph

The following line graph compares (i) CDT’s cumulative total return to stockholders per share of common stock of the Company for the five years ended December 31, 2009 to that of (ii) the NASDAQ Composite index and (iii) the Russell 2000 Index for the period December 31, 2004 through December 31, 2009, assuming a $100 investment.  The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09

Clean Diesel Technologies, Inc.	$100	$59	$106	$271	$31	$17

Russell 2000 Index	100	103	121	118	77	96

NASDAQ Composite Index	100	102	112	122	59	84

Item 6.	Selected Financial Data

The following selected financial data has been derived from our audited consolidated financial statements.  The Statements of Operations Data relating to 2009, 2008 and 2007, and the Balance Sheet Data as of December 31, 2009 and 2008 should be read in conjunction with the audited consolidated financial statements, including the notes thereto in Item 8, “Consolidated Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Historical results for any prior period are not necessarily indicative of future results for any period.

	For the years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA
Revenue:
Product sales	$1,042	$7,024	$1,466	$860	$760
License and royalty revenue	150	451	3,459	74	47
Consulting and other	29	─	─	189	5
Total revenue	1,221	7,475	4,925	1,123	812

Operating costs and expenses:
Cost of total revenue	801	5,717	1,126	658	471
Selling, general and administrative	6,073	9,992	8,041	5,278	4,963
Severance charge	958	─	─	─	─
Research and development	386	430	428	510	439
Patent amortization and other expense	207	227	364	235	170

Loss from operations	(7,204)	(8,891)	(5,034)	(5,558)	(5,231)
Foreign currency exchange gain (loss)	112	(845)	(11)	104	(221)
Interest income	245	602	509	58	26
Other income (expense), net	100	(239)	1	12	─
Net loss	$(6,747)	$(9,373)	$(4,535)	$(5,384)	$(5,426)

Basic and diluted loss per common share	$(0.83)	$(1.15)	$(0.66)	$(1.03)	$(1.48)

Basic and diluted weighted-average number of common shares outstanding	8,147	8,138	6,886	5,212	3,678

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
BALANCE SHEET DATA
Current assets	$15,998	$12,219	$11,871	$8,287	$5,505
Total assets	17,432	18,747	24,663	9,018	6,274
Current liabilities	8,669	4,056	1,663	1,070	496
Long-term liabilities	─	─	─	─	─
Working capital	7,329	8,163	10,208	7,217	5,009
Stockholders’ equity	8,763	14,691	23,000	7,948	5,778

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design and sell environmentally-proven technologies and solutions for the global emission reduction market based upon our portfolio of patents, extensive library of performance data and know-how.  We believe our core competencies to be the innovation, application, development and marketing of technological products and solutions to enable emission control.  Our suite of technologies offers a broad range of proven, market-ready solutions to reduce emissions while saving costs through fuel economy improvement and other engine operating efficiencies.

We believe that clean air, energy efficiency and sustainability continue to attract increasing attention around the world, as does the need to develop alternative energy sources.  Increasingly, combustion engine development is influenced by concern over climate change caused by carbon dioxide emissions from fossil fuels and toxic exhaust emissions.  Because carbon dioxide results from the combustion of fossil fuels, reducing fuel consumption is often cited as the primary way to reduce carbon dioxide emissions.  Further, because diesel engines are 35% or more fuel-efficient than gasoline engines, the increased use of diesel engines relative to gasoline engines is one way to reduce overall fuel consumption, and thereby, significantly reduce carbon dioxide emissions.  We believe the diesel engine is and will remain a strategic and economic source of motive power.  However, diesel engines emit higher levels of two toxic pollutants – particulate matter and nitrogen oxides – than gasoline engines fitted with catalytic converters.  Both of these pollutants affect human health and damage the environment.  These factors, among others, have led to legislation and standards that may drive demand for our products and solutions.

Our operating revenue consists of product sales, technology licensing fees and royalties, and consulting and other.  The following table sets forth the percentage contribution of our revenue sources in relation to total revenue for the years ended December 31, 2009, 2008 and 2007.

(in thousands)
	For the years ended December 31,
	2009		2008		2007
Product sales	$ 1,042	85.3%	$ 7,024	94.0%	$ 1,466	29.8%
License and royalty revenue	150	12.3%	451	6.0%	3,459	70.2%
Consulting and other	29	2.4%				
Total	$ 1,221	100.0%	$ 7,475	100.0%	$ 4,925	100.0%

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

Since inception, we have devoted efforts to the research and development of technologies and products in various areas, including platinum fuel-borne catalysts for emission reduction and fuel economy improvement and nitrogen oxides reduction systems to control emissions from diesel engines.  Although we believe we have made progress in commercializing our technologies, we have experienced recurring losses from our operations.  Our accumulated deficit amounted to approximately $65.6 million as of December 31, 2009.  The internally generated funds from our revenue sources have not been sufficient to cover our operating costs.  The ability of our revenue sources, especially product sales and technology license fees and royalties, to generate significant cash for our operations is critical to our long-term success.  We cannot predict whether we will be successful in obtaining market acceptance of our products or technologies or in completing our current licensing agreement negotiations.  To the extent our internally generated funds prove to be inadequate, we believe that we may need to obtain additional working capital through equity financings.  However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all.

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

Revenue Recognition

Revenue is recognized when earned.  For technology licensing fees paid by licensees that are fixed and determinable, accepted by the customer and nonrefundable, revenue is recognized upon execution of the license agreement, unless it is subject to completion of any performance criteria specified within the agreement, in which case it is deferred until such performance criteria are met.  Royalties are frequently required pursuant to license agreements or may be the subject of separately executed royalty agreements.  Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements.  Revenue from product sales is recognized when title has passed and our products are shipped to our customer, unless the purchase order or contract specifically requires us to provide installation for hardware purchases.  For hardware projects in which we are responsible for installation (either directly or indirectly by third-party contractors), revenue is recognized when the hardware is installed and/or accepted, if the project requires inspection and/or acceptance.  Other revenue primarily consists of grant income, engineering and development consulting services.  Revenue from technical consulting services is generally recognized and billed as the services are performed.  Revenue from grant income is recognized when grant income is earned.

Generally, our license agreements are non-exclusive and specify the geographic territories and classes of diesel engines covered, such as on-road vehicles, off-road vehicles, construction, stationary engines, marine and railroad engines.  At the time of the execution of our license agreements, we assign the right to the licensee to use our patented technologies.  The up-front fees are not subject to refund or adjustment.  We recognize the license fee as revenue at the inception of the license agreement when we have reasonable assurance that the technologies transferred have been accepted by the licensee and collectability of the license fee is reasonably assured.  The nonrefundable up-front fee is in exchange for the culmination of the earnings process as the Company has accomplished what it must do to be entitled to the benefits represented by the revenue.  Under our license agreements, there is no significant obligation for future performance required of the Company.  Each licensee must determine if the rights to our patented technologies are usable for their business purposes and must determine the means of use without further involvement by the Company.  In most cases, licensees must make additional investments to enable the capabilities of our patents, including significant engineering, sourcing of and assembly of multiple components.  Such investments are for the benefit of the licensee.  Our obligation to defend valid patents does not represent an additional deliverable to which a portion of an arrangement fee should be allocated.  Defending the patents is generally consistent with our representation in the license agreement that such patents are legal and valid.

Research and Development Costs

Costs relating to the research, development and testing of our technologies and products are charged to operations as they are incurred.  These costs include verification programs, evaluation and testing projects, salary and benefits, consulting fees, materials and testing gear.  Our research and development expenses totaled approximately $386,000, $430,000 and $428,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Patents and Patent Expense

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to twenty years.  Indirect and other patent-related costs are expensed as incurred.  Patent amortization expense for the years ended December 31, 2009, 2008 and 2007 was $54,000, $51,000 and $41,000, respectively.

We evaluate the remaining useful life of our patents each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.  If the evaluation determines that the patent’s remaining useful life has changed, the remaining carrying amount of the patent is amortized prospectively over that revised remaining useful life.  We also evaluate our patents for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable.  The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life.  The factors used in evaluating the undiscounted cash flows include current operating results, projected future operating results and cash flows, and any other material factors that may affect the continuity or the usefulness of the asset.  If impairment exists or if we decide to abandon a patent, the patent is written down to its fair value based upon discounted cash flows.  At December 31, 2009 and 2008, the Company’s patents, net, were $1,083,000 and $1,027,000, respectively.

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

Our technology is comprised of patents, patent applications, trade or service marks, data and know-how.  We consider the life of our technologies to be commensurate with the remaining term of our U.S. and corresponding foreign patents.  Our patents have expiration dates ranging from 2010 through 2027, with the majority of the material patents upon which we rely expiring in 2018 and beyond.  We believe that we have sufficient patent coverage surrounding our core patents that effectively serves to provide us longer proprietary protection.  Our technologies comprise technologies that have been asserted as the technologies of choice by various automotive original equipment manufacturers (OEMs) to meet mandates to comply with upcoming regulatory requirements that go into effect starting in 2010 (EPA 2010).  We monitor evolving technologies in the automotive and other applicable industries to evaluate obsolescence of any of our patents.

Although we have seen certain suspensions and delays in mandated emissions requirements, we expect sufficient revenue over the remaining life of the underlying patents to recover the carrying value of our patents.  We believe the emission reduction mandates will be phased in over time so that despite volatility in our revenue streams, we should realize the expected revenue from our patents.  We have consistently applied our methodologies used for valuing intangible assets during the year ended December 31, 2009 from the prior year but believe we incorporated more educated assumptions about our opportunities based upon the third-party market data that we did not have in the prior year.  Our intellectual property strategy has been to build upon our base of core technology with newer advanced technology patents developed or purchased by us.  In many instances, we have incorporated the technology embodied in our core patents into patents covering specific product applications, including product design and packaging.  We believe this building-block approach provides greater protection to us and our licensees than relying solely on our core patents.

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

•
Revenue/growth rates – We based our royalty revenue projections upon third-party market data regarding volume production projections for various engine sizes and vehicle classifications.  We estimated our market penetration rates based upon our understanding of market share of our current licensees and expectations of future licensing activities.  We recognize certain contingent license fee revenue once volume milestones have been achieved.  We used an expected rate for non-refundable, up-front fees from future licensees because historically the timing and amount of license fees have been unpredictable.  Our year over year growth rates assumed for Purifier Systems were up to 3.5% based upon further mandated low emission zones.

•	Sensitivity analysis – We evaluated the sensitivity of our revenue streams using judgmentally selected discount rates ranging from 8% to 15% should revenues not meet projected targets.

Recently Adopted and Recently Issued Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification for the quarter ended September 30, 2009.  Upon adoption, this standard had no material effect on the Company’s financial position, results of operations or cash flows.

Effective beginning second quarter 2009, the Financial Instruments Topic, ASC 825-10, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to accounting for business combinations which provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination.  This standard also expands required disclosures surrounding the nature and financial effects of business combinations.  This standard will be applied prospectively for acquisitions beginning in 2009 or thereafter.

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

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB that requires enhanced disclosures about an entity's derivative and hedging activities.  These enhanced disclosures require: (a) how and why a company uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for; and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows.  This standard had no material impact on the Company’s financial position, results of operations or cash flows.

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

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments.  This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods.  This guidance was effective for the Company’s interim periods ending after June 15, 2009 consolidated financial statements and is applied on a prospective basis.  This accounting guidance was adopted for the interim reporting period ended June 30, 2009 and had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued new requirements regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  This requirement is effective for the Company’s interim and annual periods ending after June 15, 2009 and will be applied on a prospective basis.  This rule was adopted for the interim reporting period ended June 30, 2009 and had no material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB amended accounting guidance for subsequent events to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance was effective for interim or annual financial periods ending after June 15, 2009.  In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements,” to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  The adoption of this guidance had no impact on the Company’s financial condition, results of operations or cash flows.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for the Company on October 1, 2009.  The adoption of this standard had no material impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB published ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  ASU No. 2010-06 clarifies improved disclosure requirements related to fair value measurements and disclosures in Overall Subtopic 820-10 of the FASB Codification.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this standard will not have an impact on the Company's financial position and results of operations.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Total revenue for the year ended December 31, 2009 was $1,221,000 compared to $7,475,000 in 2008, a decrease of $6,254,000, or 83.7%, reflecting declines in product sales as well as licensing fees and royalties.  Operating revenue in 2009 consisted of approximately 85.3% in product sales, 12.3% in technology licensing fees and royalties and 2.4% in grant revenue.  Of our 2008 operating revenue, 94.0% was from product sales and 6.0% was from technology licensing fees and royalties.  The mix of our revenue sources during any reporting period may have a material impact on our operating results.  In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Product sales in 2009 were $1,042,000 compared to $7,024,000 in 2008, a decrease of $5,982,000, or 85.2%.  The decrease in product sales was attributable primarily to lower demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst for compliance with the requirements of the London Low Emission Zone (LEZ) because in 2009, there was no London LEZ compliance deadline.  The next compliance deadlines for the London LEZ are in 2010 and 2012, although the Mayor of London has proposed suspension of the 2010 deadline to be continued until 2012.  We received approval in October 2007 from Transport for London to supply our Purifier Systems as an emission reduction solution that meets the standards established for the London LEZ.  The deadlines for compliance with the London LEZ will be phased in over time for different classifications of vehicles.  February 2008 was the compliance deadline for vehicles greater than 12 metric tons and July 2008 was the compliance deadline for motor coaches and vehicles greater than 3.5 metric tons.  The sales of our Purifier Systems for compliance with the requirements of the London LEZ provide us with recurring revenue from use of our Platinum Plus fuel-borne catalyst that enables the regeneration of the diesel particulate filter.  We believe we will have the opportunity to expand this business opportunity as additional low emission zones are established throughout Europe and elsewhere.

Technology licensing fees and royalties were $150,000 for the year ended December 31, 2009 compared to $451,000 in 2008, a decrease of $301,000, or 66.7%.  Our technology licensing fees and royalties include fees upon execution of new agreements and royalties from existing licensees, primarily for use of our ARIS technologies.  We did not execute new technology licensing agreements in 2009.  During 2008, we executed new technology licensing agreements with Headway Machinery Co., Ltd. (Zhucheng City, China), Hilite International, Inc. (Cleveland, Ohio) and Eaton Corporation (Cleveland, Ohio) and recognized revenue from license fees.  We are continuing our efforts to consummate technology license agreements with manufacturers and component suppliers.

Our total cost of revenue was $801,000 in 2009 compared to $5,717,000 for the year ended December 31, 2008.  The decrease in our cost of sales is due to lower product sales volume.  Our total gross profit as a percentage of revenue was 34.4% and 23.5% for the years ended December 31, 2009 and 2008, respectively, with the increase attributable to the mix of higher margin product sales.  Gross margin for product sales in 2009 was $241,000, or 23.1% of product sales, compared to $1,307,000, or 18.6% in 2008.  Our cost of license fee and royalty revenue was zero in 2009 and 2008 resulting in $150,000 and $451,000 gross margin, respectively.  Likewise, the cost of our grant revenue in 2009 was zero resulting in $29,000 gross margin.

Our cost of product sales includes the costs we incur to formulate our finished products into saleable form for our customers, including material costs, labor and processing costs charged to us by our outsourced blenders, installers and other vendors, packaging costs incurred by our outsourced suppliers, freight costs to customers and inbound freight charges from our suppliers.  Our inventory is primarily maintained off-site by our outsourced suppliers.  To date, our purchasing, receiving, inspection and internal transfer costs have been insignificant and have been included in cost of product sales.  In addition, the costs of our warehouse which we occupied through October 2009 are included in selling, general and administrative expenses.  Our gross margins may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of revenue and others like us exclude a portion of such costs from gross margin, including such costs instead within operating expenses.  Cost of licensing fees and royalties is zero as there are no incremental costs associated with the revenue.  Cost of consulting and other revenue includes incremental out of pocket costs to provide consulting services.

Selling, general and administrative expenses were $6,073,000 in the year ended December 31, 2009 compared to $9,992,000 in 2008, a decrease of $3,919,000, or 39.2%.  The decrease in selling, general and administrative costs is primarily attributable to lower professional services, particularly investor relations and financial advisory services, lower compensation and benefits, travel, marketing and bad debts.  We made a concerted effort in 2009 to contain our costs and eliminate those costs that were redundant or deemed unnecessary.  Selling, general and administrative expenses are summarized as follows:

(in thousands)
	Years ended December 31,
	2009	2008
Compensation and benefits	$3,463	$4,386
Non-cash stock-based compensation	725	1,204
Total compensation and benefits	$4,188	$5,590
Professional services	685	1,683	*
Travel	371	712
Occupancy, property and business taxes, supplies, postage and delivery	738	859
Sales and marketing expenses	94	400
(Recovery) provision for bad debts	(157)	629
Depreciation and all other	154	119
Total	$6,073	$9,992

*  Professional services includes $227,000 of non-cash stock-based compensation charges for fair value of warrants.

The Company’s aggregate non-cash charges for the fair value of stock options and warrants in the year ended December 31, 2009 were $735,000, of which $725,000 has been included in selling, general and administrative expenses and $10,000 in research and development expenses.  This compares to $1,444,000 in total non-cash stock-based compensation expense in 2008 of which $1,431,000 has been included in selling, general and administrative expenses ($1,204,000 in compensation, $227,000 in professional) and $13,000 included in research and development expenses.

Excluding the non-cash stock-based charges, compensation and benefit expenses were $3,463,000 for the year ended December 31, 2009 compared to $4,386,000 in 2008, a decrease of $923,000, or 21.0%, primarily due to a reduction in workforce in 2009.  In addition, 2009 includes no bonuses, whereas the 2008 compensation and benefits included bonuses of approximately $310,000.

Total severance charges in the year ended December 31, 2009 were $958,000, comprised of a third quarter charge of $448,000 and a first quarter charge of $510,000.  In August 2009, the Board of Directors adopted a plan to implement a company-wide restructuring effective August 7, 2009.  We incurred severance charges totaling $448,000 in the third quarter of 2009 related to the reduction of approximately 44% of the company’s workforce.  In addition, non-executive members of the Company’s Board of Directors agreed to receive 50% of their annual compensation effective commencing for the second half of 2009 ($41,250 reduction in 2009).  On February 10, 2009, the Company’s Board of Directors elected Michael L. Asmussen, then 38, as President and Chief Executive Officer replacing Dr. Bernhard Steiner.  Mr. Asmussen was also appointed to serve as a Director of the Company.  Effective February 11, 2009, Dr. Steiner resigned as a Director of the Company.  As a consequence of his termination of employment, Dr. Steiner is entitled to salary of approximately $315,445 (EUR 241,500) per annum until September 13, 2010, the remainder of his contract term, along with specified expenses not to exceed an aggregate of approximately $4,300, together totaling $510,000, to be paid in monthly installments until September 2010.

We have restructured the Company so that each employee will manage resources based upon data-driven revenue expectations.  As such, new processes are being established to ensure organizational and individual discipline and accountability.

Professional services decreased $998,000, or 59.3%, to $685,000 in 2009 compared to $1,683,000 in 2008.  The company’s professional services include audit-related costs, investor relations and financial advisory fees.  In addition to curtailment of outside agency use, a significant component of the decrease in professional services is attributable to stock-based compensation charges of $227,000 for the fair value of warrants issued for financial advisory services (such amount represented the remaining stock-based amount that was amortized over the period that services were rendered).

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

(Recovery) provision for bad debts decreased $786,000, or 125.0%, reflecting a recovery of ($157,000) in 2009 compared to a provision of $629,000 in the prior year.  Bad debt as a percentage of product sales was (15.1%) in 2009 compared to 9.0% in 2008.  The (recovery) provision for bad debts is attributable to specific aged account activity.

Research and development expenses were $386,000 in the year ended December 31, 2009 compared to $430,000 in 2008, a decline of $44,000 (10.2%).  Our work for the California Showcase is ongoing along with certain supplemental environmental programs sponsored by California Air Resources Board (“CARB”).  We continue work to overcome gaps in our technology and product portfolios brought about by volatile markets and past development setbacks.  In addition to development of new products, our 2009 projects included field testing of emission control technologies.  The 2008 projects included laboratory testing on additive formulations.  Research and development expenses in the year ended December 31, 2009 and 2008 include $10,000 and $13,000, respectively, of non-cash charges for the fair value of stock options granted.

In January 2009, EPA verifications were withdrawn on two of our products because available test results were not accepted by EPA as meeting new emissions testing requirements for NO2 measurement.  Presently, we do not intend to seek verification of these products.  We have no assurance of the extent of additional testing that may be required by EPA or whether it will be adequate to remove any remaining concern the EPA may have regarding use of our fuel-borne catalyst.

We believe that it is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the U.S. EPA and/or CARB protocols in order to qualify for funding from EPA and/or CARB programs.  Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified.  Verification is also useful for commercial acceptability.  We believe that the lack of CARB verification will result in a shift of expected U.S. retrofit revenue into future periods.  We expect to have CARB verification in the fourth quarter of 2010.  We may have the opportunity to obtain a conditional CARB verification before all of our testing has been concluded.

Without full CARB verification, our U.S. retrofit opportunities are limited although certain jurisdictions have been satisfied with other of our certifications.  We received the EPA registration in December 1999 for the Platinum Plus fuel-borne catalyst for use in bulk fuel by refiners, distributors and truck fleets.  In 2000, we completed the certification protocol for particulate filters and additives for use with particulate filters with VERT, the main recognized authority in Europe that tests and verifies diesel particulate filters for emissions and health effects.  In 2001, the Swiss environmental agency BUWAL approved the Platinum Plus fuel-borne catalyst for use with particulate filters.  In 2002, the U.S. Mining, Safety and Health Administration accepted Platinum Plus fuel-borne catalyst for use in all underground mines.  In 2007, we received accreditation for our Purifier Systems, our Platinum Plus fuel-borne catalyst used with a diesel particulate filter, to be sold for compliance with the emission reduction requirements established for the London LEZ.  In 2009, the German Federal Environment Agency, the Umweltbundesamt (UBA), issued a non disapproval for sale of Platinum Plus fuel-borne catalyst for use in conjunction with up to 2,000 diesel particulate filters in Germany; further work will be required to lift fully the 2,000 unit restriction.

In 2009 in addition to emphasis on the global retrofit market, we started to focus on fuel economy opportunities in the U.S. in non-road sectors, including rail, marine, mining and construction, and in 2010, expect continued focus on these sectors by our distributors rather than through our direct selling efforts.  Platinum Plus fuel-borne catalyst is effective with regular sulfur diesel, ultra-low sulfur diesel, arctic diesel (kerosene) and biodiesel.  When used with blends of biodiesel and ultra-low sulfur diesel, our Platinum Plus fuel-borne catalyst prevents the normal increase in nitrogen oxides associated with biodiesel, as well as offering emission reduction in particulates and reduced fuel consumption.  Platinum Plus is used to improve combustion which acts to reduce emissions and improve the performance and reliability of emission control equipment.  Platinum Plus fuel-borne catalyst takes catalytic action into engine cylinders where it improves combustion, thereby reducing particulates, unburned hydrocarbons and carbon monoxide emissions, which also results in improving fuel economy.  Our Platinum Plus fuel-borne catalyst lends itself to a wide range of enabling solutions including fuel economy, diesel particulate filtration, low emission biodiesel, carbon reduction and exhaust emission reduction.  The improvement attributable to Platinum Plus fuel-borne catalyst may vary as a result of engine age, application in which the engine is used, load, duty cycle, speed, fuel quality, tire pressure and ambient air temperature.  Generally, after use of Platinum Plus fuel-borne catalyst during a conditioning period, our customers derive economic benefits from the use of our Platinum Plus fuel-borne catalyst whenever the price of diesel fuel is in excess of $1.75 per U.S. gallon.

Patent amortization and other patent related expense, including abandonment of $13,000 of previously capitalized patents, was $207,000 in the year ended December 31, 2009 compared to $227,000 in 2008, a decline of $20,000 (8.8%).  At each reporting period, the Company evaluates the events or changes in circumstances that may indicate that patents are not recoverable.

Foreign currency transaction gains, net of losses, were $112,000 in 2009 compared to net transaction losses of $845,000 in 2008.

Interest income was $245,000 for the year ended December 31, 2009 compared to $602,000 in 2008, a decrease of $357,000, or 59.3%, due to lower invested balances and rates of return during 2009.

Other income (expense) was $100,000 in 2009 and is comprised of interest expense of ($85,000) and a net unrealized gain on investments of $185,000.  The Company had an unrealized gain on the fair value of its investment in auction rate securities (“ARS”) of $342,000 and an unrealized loss of ($157,000) on its ARS put right (“ARSR”), resulting in $185,000 net unrealized gain.  The 2008 other income (expense) consists of interest expense ($56,000), impairment loss on investments, net ($185,000) and miscellaneous other income of $2,000.  In 2008, the fair value of the ARS declined $1.5 million from par value, which loss was charged to other expense.  Upon the initial recording of the ARSR at a fair value of $1.3 million, we recognized a gain, which together with the $1.5 million decline in fair value of the ARS, resulted in a net charge to operations in 2008 of $0.2 million included in other income (expense) on our consolidated statement of operations.

We compare the UBS-determined current value per the monthly statements from UBS to the par value of the ARS, noting that UBS may have an interest in being conservative in its values because we may seek additional loan advances from UBS based upon 75% of their ARS value.  The UBS current value of our ARS increased $1.7 million from December 31, 2008 to December 31, 2009.  We compare the UBS-determined current value to the fair value computed by the Company with the assistance from a third party valuation firm.  The compared values differed by approximately $0.2 million at December 31, 2009 and $1.6 million at December 31, 2008, with the UBS values being lower.  In making our fair value determination, we considered a range of fair value estimates with the assistance of our third party valuation firm’s understanding of all available factors resulting in low, mid-point and high fair value assessments with a total range of 3% between the low and high fair values.  We believe that the use of the mid-point range is appropriate based on the available information at December 31, 2009.

We note that the UBS Valuation Methodology for Student Loan ARS considers many variables in its cash flow modeling of student loan ARS including, but not limited to:

General ARS considerations
(a)  projected forward interest rates
(b)  cost of funds (e.g., perpetually failed auctions)
(c)  issuer optionality and redemption provisions

General collateral performance considerations
(a)  prepayment speeds
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

In our assessment of fair values, we monitor developments and changes in the student loan ARS market.  Key general considerations for 2009 include the following:

•
During 2009, indications of market liquidity have improved.  ARS spreads have continued to contract over the course of the year.  As a result, we have reduced the liquidity risk premium on our student loan ARS.

•
Spreads indicated by the Bloomberg/Bear Stearns Student Loan Index on AAA issues of 15 year or greater duration have decreased substantially from the all-time high of 436.37 basis points as of December 31, 2008 to 208.02 basis points as of December 31, 2009.  This is further evidence these spreads are on a downward trend.

•
Probabilities of default are slightly lower on most securities given falling credit spreads in the market over the course of the year and remain in the range of 0%-5% on a cumulative basis for AAA securities.

•	Probabilities of passing auction/return of capital within a 2-3 year period have remained stable over the year.
•	LIBOR interest rate forwards rose during the year at a faster rate than treasury strip securities, which caused upward pressure on prices.
•
Monetary actions over the past year have reduced yields on short-term treasury securities and the Federal Funds rate remained unchanged, at a target range of 0% to 0.25%.  Similarly, the discount rate remained unchanged at 0.5%.  However, many market participants are now forecasting higher inflation over the longer term due to these actions.

•	Recovery rates remained unchanged for most securities over the course of the year.
•
General Credit Movements  The rating agencies continue their review of student loan ARS structures with focus on three major factors: (1) changes in levels of over-collateralization; (2) excess spread compression; and (3) the impact of prolonged auction failures.  None of our ARS have been downgraded.

•	UBS has reported full or partial redemption notices for a number of transactions for which UBS served as lead broker-dealer that were redeemed for par amount.

Based upon the trends noted above, our key risk considerations by investment metric for 2009 include the following.

Structure:
Counterparty - Moderate as counterparty structure remained unchanged.
Complexity - Moderate as complexity of security remained unchanged.
Collateral:
Quality - Minimal/Moderate as none of our ARS experienced downgrades, thus no increases in quality risk.
Default - Minimal/Moderate; this risk assessment remains unchanged for our ARS which maintained the same credit rating.
Liquidity:
Trading Environment - Moderate due to easing liquidity pressures.
Asset Correlation - High as all of our ARS continued to fail auction, asset correlation risk remained high in 2009.

In the event that UBS is unable to perform upon our exercise of the ARS put right on or after June 30, 2010, we would have to sell the underlying securities at a discount which would negatively impact our future cash flows.

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

Our technology license fees and royalties were $451,000 in 2008 compared to $3,459,000 in 2007, a decrease of $3,008,000, or 87.0%, with the decrease attributable to recognition of significant up-front license fees in 2007.  In 2008 and 2007, we executed new technology licensing agreements and recognized revenue from license fees for the use of our ARIS® technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.  Our license agreements executed in 2008 include Headway Machinery Co., Ltd. (Zhucheng City, China), Hilite International, Inc. (Cleveland, Ohio) and Eaton Corporation.  The new license agreements executed in 2007 included Robert Bosch GmbH and Tenneco Automotive Operating Company, Inc. and amendment of license agreement with Combustion Components Associates, Inc.  We are continuing our efforts to consummate technology license agreements with manufacturers and component suppliers for the use of our technologies.

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

(in thousands)
	Years ended December 31,
	2008		2007
Compensation and benefits	$4,386		$2,997
Non-cash stock-based compensation	1,204		1,966
Total compensation and benefits	$5,590		$4,963
Professional services	1,683	*	1,487	*
Travel	712		622
Occupancy, property and business taxes, supplies, postage and delivery	859		511
Sales and marketing expenses	400		341
Bad debt expense	629		28
Depreciation and all other	119		89
Total	$9,992		$8,041

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

Bad debt provision as a percentage of product sales for the year ended December 31, 2008 and 2007 was 9.0% and 1.9%, respectively.  The $601,000 increase in our bad debts in 2008 compared to 2007 was due to the difficult economic environment.  The 2008 provision is attributable to specific aged accounts.  Twelve customers comprised approximately 83% of our bad debt expense in 2008 and one of those customers filed for bankruptcy within six months of our successful LEZ product sales and collection activity.  That customer’s initial order from us was in January 2008, and we received payments within the normal billing cycle so there was no indication of pending bankruptcy.  That bankrupt customer was approximately $200,000 (in excess of 31% of our 2008 bad debt expense) and was written off in 2008.  To the extent that we have past due customer balances, we require prepayment on new orders and establishment of payment plans on past due balances.

Research and development expenses were $430,000 for the year ended December 31, 2008 compared to $428,000 in 2007, a decrease of $2,000, or 0.5%.  The research and development expenses included $13,000 and $14,000, respectively, in 2008 and 2007 of non-cash charges for the fair value of stock options granted.  The 2008 projects included laboratory testing on additive formulations, fuel economy and carbon reduction along with field testing of emission control technologies.  Our 2007 research and development projects included testing required to meet Transport for London’s certification standards for the London Low Emission Zone.  In October 2007, we received approval from Transport for London to supply our Purifier System as an emission reduction solution that meets the standards established for the London LEZ.

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

Liquidity and Capital Resources

We require capital resources and liquidity to fund our global development and for working capital.  Our working capital requirements vary from period to period depending upon manufacturing volumes, the timing of deliveries and payment cycles of our customers.  At December 31, 2009 and 2008, respectively, we had cash and cash equivalents of $2.8 million and $4.0 million to use for our operations.  Our working capital was $7.3 million at December 31, 2009 compared to $8.2 million at December 31, 2008 reflecting a decrease of $0.8 million.  The decline in working capital was primarily attributable to the use of cash to fund our operations along with increase in our short-term debt, partially offset by the classification of our investments to current from non-current.

Net cash used for operating activities was $5.7 million in the year ended December 31, 2009 and was used primarily to fund the net loss of $6.7 million, adjusted for non-cash items.  Included in the 2009 non-cash items was stock-based compensation expense of $735,000, depreciation and amortization expense of $184,000, unrealized gain on fair value of investments of ($185,000) and recovery of doubtful accounts ($157,000).

Accounts receivable, net decreased to $0.1 million at December 31, 2009 from $0.6 million at December 31, 2008 due primarily to lower sales activity.  As noted in the Results of Operations discussion above, our (recovery) provision for bad debts as a percentage of product sales for the year ended December 31, 2009 and 2008 was (15.1%) and 9.0%, respectively, and the $786,000 decrease in our bad debt expense in 2009 compared to 2008 was attributable to lower sales activity and collections of past due amounts.  To the extent that we have past due customer balances, we require prepayment on new orders and establishment of payment plans on past due balances.  We are using available legal remedies as needed to improve our collection efforts, including enforcement of personal guarantees.

Inventories, net was slightly higher at December 31, 2009 compared to the December 31, 2008 levels primarily due to year-end purchases to fulfill the London Metroline order in the first quarter of 2010, partially offset by an increase in our inventory reserves to reflect the net realizable value of our inventories for items that have been slow moving.  The increase in our other current assets was primarily due to tax refunds (VAT) due us as of December 31, 2009.

Current liabilities, excluding short-term debt, decreased slightly at December 31, 2009 compared to December 31, 2008.  The decreases in accounts payable and other liabilities were due to the slow business environment and more than offset the increase in accrued expenses.  The increase in accrued expenses was primarily due to accrued severance provisions in 2009 totaling $958,000 of which $569,000 had been paid through December 31, 2009 (see Note 6 of Notes to the Consolidated Financial Statements).  The $389,000 accrued severance balance at December 31, 2009 will be paid in monthly installments through September 2010 as outlined above in the Results of Operations.

Net cash used for investing activities was $0.2 million in the year ended December 31, 2009.  We capitalized fixed assets and improvements associated with our U.S. headquarters to which we relocated in January 2009.  We also used cash for investments in our patents, including patent applications in foreign jurisdictions.  We expect to continue to invest in our intellectual property portfolio.

Cash provided by financing activities was $4.7 million for the year ended December 31, 2009 and was attributable primarily to proceeds from borrowing from our demand loan facility.  We are using the proceeds from short-term debt for general working capital purposes.  In May 2008, we arranged a $3 million demand loan facility using our investments in auction rate securities (“ARS”) as collateral and in July 2008, borrowed those funds as a matter of financial prudence to secure available cash (see Note 9 of Notes to Consolidated Financial Statements).  In January 2009, the lender (UBS) approved a $6.5 million credit facility.  In September 2009, we arranged a further increase to the credit facility to $7.7 million and drew down the additional available cash totaling $1.3 million.  Our ARS serve as collateral for the debt which is due upon demand.

At December 31, 2009 and 2008, our investments are recorded at fair value and comprise ARS and an ARS put right (“ARSR”).  In October 2008, the Company received an offer (the “Offer”) from UBS for a put right permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010).  The Offer also included a commitment to loan us 75% of the UBS-determined value of the ARS at any time until the put is exercised.  The Offer was non-transferable and expired on November 14, 2008.  On November 6, 2008, the Company accepted the Offer.  The Company’s right under the Offer is in substance a put option (with the strike price equal to the par value of the ARS) which was recorded as an asset, measured at its fair value, with the resultant gain recognized in earnings.

At December 31, 2009 and 2008, respectively, our investments totaled $11.7 million and $11.5 million of which approximately $10.6 million and $10.2 million ($11.7 million par value) were investments in ARS collateralized by student loans, primarily AAA/Aaa-rated, which are substantially guaranteed by the U.S. Department of Education.  We sold $7.1 million of these investments in 2008.  However, starting on February 15, 2008 and continuing to date, the Company experienced difficulty in effecting additional sales of such securities because of the failure of the auction mechanism as a result of sell orders exceeding buy orders.  Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  These failed auctions represent liquidity risk exposure and are not defaults or credit events.  Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.

The fair value of the Company’s ARS increased $342,000 in the year ended December 31, 2009, which unrealized gain was recognized in our consolidated statement of operations.  The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.  The Company also recorded a unrealized loss on the ARSR of $157,000 and recognized the loss in operations, which, together with the $342,000 increase in fair value of the ARS, resulted in a $185,000 net unrealized gain to operations in 2009.  The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows was subtracted from the current fair market value of the securities and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.  The Company used an independent third party valuation firm to assist it with its determination of fair values of the ARS and ARSR.

Classification of investments as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions.  At December 31, 2009, the Company classified all investments as current based on management’s intention and ability to liquidate the investments within the next twelve months.  At December 31, 2008, the Company classified $6.4 million of the ARS as current based on management’s intention to use such securities as consideration if UBS demands payment on its loan prior to the date the Company exercises the ARSR.

The Company will be exposed to credit risk should UBS be unable to fulfill its commitment under the Offer.  There can be no assurance that the financial position of UBS will be such as to afford the Company the ability to acquire the par value of its ARS upon exercise of the put right.

Our management believes that based upon the Company’s cash and cash equivalents and investments at December 31, 2009, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations for at least the next twelve months.

We have evaluated our cash burn and determined that we have sufficient resources to fund operations for the next twelve months.  Presently, we do not have liquidity sources other than the UBS credit facility but believe we will have the ability to use the ARS as collateral for additional borrowings, including possible third-party financing as we near June 30, 2010, the date that the par value of the ARS will be available to us from UBS.  We have reviewed a “worst case” scenario regarding our cash (including the assumption of no additional cash from collection of receivables) and concluded that we have sufficient resources for the next twelve months to accomplish our plans.  We continue to pay our obligations in the ordinary course as obligations become due.  We made a concerted effort in 2009 and to date in 2010 to contain our costs and eliminate those costs that are redundant or considered unnecessary with strict controls over all discretionary spending and travel costs.  We have significantly reduced our ongoing cash requirements by curtailment of expenses and a 44% reduction in our work force, effective August 7, 2009.  We have restructured the Company so that each employee will manage resources based upon data-driven revenue expectations, and we are establishing processes to ensure organizational and individual discipline and accountability.

We have incurred losses since inception aggregating $65.6 million, which amount includes $4.8 million of non-cash preferred stock dividends.  We expect to incur losses through 2010.  Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, catalyzed wire mesh filters and from technology licensing fees and royalties, revenue to date has been insufficient to cover our operating expenses, and we continue to be dependent upon sources other than operations to finance our working capital requirements.  Historically, we have been primarily dependent upon funding from new and existing stockholders.  The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, that it will be on acceptable terms.

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

Capital Expenditures

As of December 31, 2009, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2009:

(in thousands)
	Total	1 Year	2 to 3 Years	4 to 5 Years	Over 5 Years
Operating Leases	$1,030	$180	$382	$316	$152

The operating leases include our facilities in the U.S. and U.K. and consist of leases with the following remaining terms:  72 months under an 84-month lease for our relocated U.S. headquarters and 39 months under a 64-month lease for our U.K. office.

Off-Balance Sheet Arrangements

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2009, there were no off-balance sheet transactions.

Factors Affecting our Business and Prospects

See Item 1A. “Risk Factors.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the opinion of management, with the exception of exposure to fluctuations in the cost of platinum, exchange rates for pounds sterling and Euros, and current turmoil in the capital markets, we are not subject to any significant market risk exposure.  We monitor the price of platinum and exchange rates and adjust our procurement strategies as needed.  See Item 1A. “Risk Factors—An extended interruption of the supply or a substantial increase in the price of platinum could have an adverse effect on our business.”  Please also see Item 1A. “Risk Factors—An inability to realize proceeds from our auction rate securities right issued by UBS may significantly impact our liquidity” for discussion of factors relating to our investments that may impact the Company.

Foreign Currency Risk

Our results of operations are subject to both currency transaction risk and currency translation risk.  We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than our functional currency, which is the U.S. dollar.  With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency (U.K. pounds sterling) then translated into U.S. dollars for inclusion in our consolidated financial statements.  The Company held cash and cash equivalents denominated in pounds sterling that amounted to approximately GBP 0.1 million (U.S. $0.2 million) at December 31, 2009 compared to approximately GBP 1.5 million (U.S. $2.2 million) at December 31, 2008.  Due to weakening of the U.S. dollar in 2009, the currency rate increase of the pound sterling from December 31, 2008 to December 31, 2009 was 12%.  One pound sterling was equal to approximately $1.45 at December 31, 2008; $1.43 at March 31, 2009; $1.64 at June 30, 2009; $1.60 at September 30, 2009; and $1.62 at December 31, 2009.  A hypothetical 10% increase or decrease in the U.S. dollar versus the U.K. pound sterling would have resulted in an approximately $40,000 change of our revenues during 2009.

Commodity Risk

We are subject to the commodity risk of platinum prices, which could result in unfavorable pricing to us for production of our Platinum Plus fuel-borne catalyst.  We do not use any hedging or derivative contracts to purchase our platinum.  During 2009, we noted wide fluctuations in the price of platinum with a quoted high closing price of $1,502 per troy ounce and quoted low closing price of $920 per troy ounce.  The closing price per troy ounce of platinum at December 31, 2008 was $922; $1,133 at March 31, 2009; $1,204 at June 30, 2009; $1,280 at September 30, 2009; and $1,475 at December 31, 2009.  A hypothetical 10% increase or decrease in the price of platinum would have resulted in approximately $24,000 change of our cost of goods sold in 2009.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Clean Diesel Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Clean Diesel Technologies, Inc. and subsidiary (the "Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009.  Our audits also included the financial statement schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2009 listed in Item 15(a)(2) in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged for 2009 to perform an audit of the Company’s internal control over financial reporting.  Our audit of the 2009 financial statements includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clean Diesel Technologies, Inc. and subsidiary as of December 31, 2009 and 2008 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the referred financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

As described in Note 2 to the consolidated financial statements, the Company elected to measure certain financial assets at fair value effective from January 1, 2008.

/s/ Eisner LLP

New York, New York
March 24, 2010

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,772	$3,976
Accounts receivable, net of allowance of $232 and $359, respectively	148	637
Investments	11,725	6,413
Inventories, net	1,059	974
Other current assets	294	219
Total current assets	15,998	12,219

Investments	─	5,127
Patents, net	1,083	1,027
Fixed assets, net of accumulated depreciation of $369 and $505, respectively	294	296
Other assets	57	78
Total assets	$17,432	$18,747

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$301	$501
Accrued expenses	675	534
Short-term debt	7,693	3,013
Customer deposits	─	8
Total current liabilities	8,669	4,056

Commitments (Note 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share: authorized 12,000,000; issued and outstanding 8,213,988 and 8,138,304 shares, respectively	82	81
Additional paid-in capital	74,694	73,901
Accumulated other comprehensive loss	(381)	(406)
Accumulated deficit	(65,632)	(58,885)
Total stockholders’ equity	8,763	14,691
Total liabilities and stockholders’ equity	$17,432	$18,747

The accompanying notes are an integral part of the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the years ended December 31,
	2009	2008	2007
Revenue:
Product sales	$1,042	$7,024	$1,466
Technology licensing fees and royalties	150	451	3,459
Consulting and other	29	─	─
Total revenue	1,221	7,475	4,925

Costs and expenses:
Cost of product sales	801	5,717	1,126
Cost of licensing fees and royalties	─	─	─
Cost of consulting and other revenue	─	─	─
Selling, general and administrative	6,073	9,992	8,041
Severance charge	958	─	─
Research and development	386	430	428
Patent amortization and other expense	207	227	364
Operating costs and expenses	8,425	16,366	9,959

Loss from operations	(7,204)	(8,891)	(5,034)

Other income (expense):
Foreign currency exchange gain (loss)	112	(845)	(11)
Interest income	245	602	509
Change in fair value of investments and interest expense	100	(239)	1

Net loss	$(6,747)	$(9,373)	$(4,535)

Basic and diluted loss per common share	$(0.83)	$(1.15)	$(0.66)
Basic and diluted weighted-average number of common shares outstanding	8,147	8,138	6,886

Consolidated Statements of Comprehensive Loss
(in thousands)

	For the years ended December 31,
	2009	2008	2007

Net loss	$(6,747)	$(9,373)	$(4,535)
Other comprehensive income (loss):
Foreign currency translation adjustment	25	(390)	(20)
Comprehensive loss	$(6,722)	$(9,763)	$(4,555)

The accompanying notes are an integral part of the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock		Common Stock To be Issued		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2006	5,964	$60	668	$7	$52,854	$4	$(44,977)	$7,948

Net loss	─	─	─	─	─	─	(4,535)	(4,535)
Warrants exercised	1,400	14	─	─	15,159	─	─	15,173
Options exercised	72	─	─	─	353	─	─	353
Compensation expense for stock options	─	─	─	─	2,208	─	─	2,208
Issuance of common stock	668	7	(668)	(7)	1,901	─	─	1,901
Foreign currency translation	─	─	─	─	─	(20)	─	(20)
Expenses of registration and reverse split	─	─	─	─	(168)	─	─	(168)
Payment of directors’ fees in common stock	20	─	─	─	140	─	─	140

Balance at December 31, 2007	8,124	$81	─	$ ─	$72,447	$(16)	$(49,512)	$23,000

Net loss	─	─	─	─	─	─	(9,373)	(9,373)
Options exercised	14	─	─	─	24	─	─	24
Compensation expense for stock options	─	─	─	─	1,444	─	─	1,444
Expenses of registration	─	─	─	─	(14)	─	─	(14)
Foreign currency translation	─	─	─	─	─	(390)	─	(390)

Balance at December 31, 2008	8,138	$81	─	$ ─	$73,901	$(406)	$(58,885)	$14,691

Net loss	─	─	─	─	─	─	(6,747)	(6,747)
Issuance of common stock	76	1	─	─	58	─	─	59
Compensation expense for issuance of stock awards	─	─	─	─	16	─	─	16
Compensation expense for stock options	─	─	─	─	719	─	─	719
Foreign currency translation	─	─	─	─	─	25	─	25

Balance at December 31, 2009	8,214	$82	─	$ ─	$74,694	$(381)	$(65,632)	$8,763

The accompanying notes are an integral part of the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Statements of Cash Flow
(in thousands)

	For the years ended December 31,
	2009	2008	2007
Operating activities
Net loss	$(6,747)	$(9,373)	$(4,535)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	184	142	112
(Recovery)/provision for doubtful accounts, net	(157)	629	28
Compensation expense for options, warrants and stock awards	735	1,444	2,208
Loss on disposition/abandonment of fixed assets/patents	16	38	58
Unrealized (gain)/loss on investments, net	(185)	185	─
Changes in operating assets and liabilities:
Accounts receivable	646	661	(1,855)
Inventories, net	(85)	119	(728)
Other current assets and other assets	(54)	12	(177)
Accounts payable and accrued expenses	(59)	(572)	677
Other liabilities	(8)	(48)	56
Net cash used for operating activities	(5,714)	(6,763)	(4,156)
Investing activities
Sale (purchase) of investments, net	─	7,100	(18,825)
Patent costs	(123)	(299)	(313)
Purchase of fixed assets	(124)	(212)	(154)
Net cash (used for) provided by investing activities	(247)	6,589	(19,292)
Financing activities
Proceeds from short-term debt	4,735	3,013	─
Repayment of short-term debt	(55)	─	─
Proceeds from issuance of common stock, net	59	─	4,313
Proceeds from exercise of warrants	─	─	15,173
Proceeds from exercise of stock options	─	24	353
Stockholder-related charges	─	(14)	(168)
Net cash provided by financing activities	4,739	3,023	19,671
Effect of exchange rate changes on cash	18	(390)	(20)

Net (decrease) increase in cash and cash equivalents	$(1,204)	$2,459	$(3,797)
Cash and cash equivalents at beginning of the year	3,976	1,517	5,314

Cash and cash equivalents at end of the year	$2,772	$3,976	$1,517

Supplemental non-cash activities:
Accumulated depreciation of abandoned assets	$270	$ ─	$ ─
Payment of accrued directors’ fees in common stock	─	─	140

Supplemental disclosures:
Cash paid for interest	$85	$32	$ ─

The accompanying notes are an integral part of the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

1.	Business and Basis of Presentation

Clean Diesel Technologies, Inc. (“CDT,” the “Company,” “we,” “us” or “our”) (a Delaware corporation) is a developer of technological solutions to reduce harmful emissions from internal combustion engines while improving fuel economy.   The Company licenses its patented technologies to leading manufacturers and suppliers, addressing original equipment manufacturer (OEM) and retrofit markets globally.  The Company’s products and patented technologies include Platinum Plus®, a fuel-borne catalyst; a range of Purifier™ Systems, which combines its fuel-borne catalyst in integrated emission control aftertreatment systems with diesel particulate filters, diesel oxidation catalysts, or with catalyzed wire mesh filter systems; and the ARIS® nitrogen oxides selective catalytic reduction (SCR) system.  CDT is establishing a network of licensed distributors to sell and market its SCR products and solutions.  For market development and technology validation purposes, CDT also directly markets and sells products based on its suite of technologies to end users, such as corporate fleets, generating demand, proving product performance and creating further innovations.  The success of the Company’s technologies will depend upon the commercialization opportunities as supported by federal, state and local governmental regulations and by incentives driving adoption around the world.

During 2009, 2008 and 2007, the Company incurred net losses of approximately $6.7 million, $9.4 million and $4.5 million, respectively, and at December 31, 2009, has an accumulated deficit of approximately $65.6 million.  Net cash used for operating activities for the year ended December 31, 2009 was approximately $5.7 million.  As of December 31, 2009, the Company’s cash and cash equivalents were $2.8 million, investments were $4.0 million, net of borrowing collaterialized by the investments, and working capital was $7.3 million.  Our availability to fund operations assumes that the Company will be able to exercise the put right and receive the par value of investments, net, of the outstanding short-term debt collateralized by the investments.  In the event of a default by UBS on its put right obligation, the Company would need to seek to sell such investments to a third party and may not be able to recover the face amount of the underlying securities.  Based upon the Company’s operating plan for 2010 and assuming UBS honors its put right obligation, management believes that the Company will have sufficient working capital to fund its operations through December 31, 2010.

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

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Revenue is recognized when earned.  For technology licensing fees paid by licensees that are fixed and determinable, accepted by the customer and nonrefundable, revenue is recognized upon execution of the license agreement, unless it is subject to completion of any performance criteria specified within the agreement, in which case it is deferred until such performance criteria are met.  Royalties are frequently required pursuant to license agreements or may be the subject of separately executed royalty agreements.  Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements.  Revenue from product sales is recognized when title has passed and our products are shipped to our customer, unless the purchase order or contract specifically requires us to provide installation for hardware purchases.  For hardware projects in which we are responsible for installation (either directly or indirectly by third party contractors), revenue is recognized when the hardware is installed and/or accepted, if the project requires inspection and/or acceptance.  Other revenue primarily consists of grant income, engineering and development consulting services.  Revenue from technical consulting services is generally recognized and billed as the services are performed.  Revenue from grant income is recognized when grant income is earned.

Generally, our license agreements are non-exclusive and specify the geographic territories and classes of diesel engines covered, such as on-road vehicles, off-road vehicles, construction, stationary engines, marine and railroad engines.  At the time of the execution of our license agreements, we assign the right to the licensee to use our patented technologies.  The up-front fees are not subject to refund or adjustment.  We recognize the license fee as revenue at the inception of the license agreement when we have reasonable assurance that the technologies transferred have been accepted by the licensee and collectability of the license fee is reasonably assured.  The nonrefundable up-front fee is in exchange for the culmination of the earnings process as the Company has accomplished what it must do to be entitled to the benefits represented by the revenue.  Under our license agreements, there is no significant obligation for future performance required of the Company.  Each licensee must determine if the rights to our patented technologies are usable for their business purposes and must determine the means of use without further involvement by the Company.  In most cases, licensees must make additional investments to enable the capabilities of our patents, including significant engineering, sourcing of and assembly of multiple components.  Such investments are for the benefit of the licensee.  Our obligation to defend valid patents does not represent an additional deliverable to which a portion of an arrangement fee should be allocated.  Defending the patents is generally consistent with our representation in the license agreement that such patents are legal and valid.

Cost of Revenue:

Our cost of product sales includes the costs we incur to formulate our finished products into salable form for our customers, including material costs, labor and processing costs charged to us by our outsourced blenders, installers and other vendors, packaging costs incurred by our outsourced suppliers, freight costs to customers and inbound freight charges from our suppliers.  Our inventory is primarily maintained off-site by our outsourced suppliers.  To date, our purchasing, receiving, inspection and internal transfer costs have been insignificant and have been included in cost of product sales.  In addition, the costs of the warehouse we used through October 2009 are included in selling, general and administrative expenses.  Cost of consulting and other revenue includes incremental out of pocket costs to provide consulting services.  Cost of licensing fees and royalties is zero as there are no incremental costs associated with the revenue.

Cash and cash equivalents:

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at date of acquisition.  At times, the Company maintains cash and cash equivalents in accounts in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.

Inventories:

Inventories are stated at the lower of cost or market with cost determined using the average cost method.  We assess the realizability of inventories by periodically conducting a physical inventory and reviewing the movement of inventory to determine the value of items that are slow moving and obsolete.  The potential for near-term product engineering changes and/or technological obsolescence and current realizability are considered in determining the adequacy of inventory reserves.  At December 31, 2009 and 2008, our inventory reserves were $73,000 and $22,000, respectively.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Fixed Assets:

Our fixed assets, comprised of leasehold improvements, furniture and fixtures, purchased software, office and computer equipment, are stated at cost.  Depreciation is computed over the estimated useful lives of the depreciable assets ranging from three to seven years using the straight-line method.  Depreciation expense was $130,000, $91,000 and $71,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Comprehensive Loss:

We report comprehensive loss by reflecting the changes in stockholders’ equity from all sources during the period other than those resulting from investments by and distributions to stockholders.  Accordingly, the consolidated statements of comprehensive loss are presented, while the caption “accumulated other comprehensive loss” is included on the consolidated balance sheets as a component of stockholders’ equity.  Due to availability of net operating losses and the resultant deferred tax benefit being fully reserved, there is no tax effect associated with any component of other comprehensive loss.  Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss, including foreign currency translation adjustments.

Foreign Currency Translation:

Gains or losses on foreign currency transactions are included in other income (expense) in the consolidated statements of operations and aggregated a gain of $112,000 in 2009 and losses in 2008 and 2007 of $845,000 and $11,000, respectively. The functional currency for CD International, the Company’s U.K. branch, is the British pound sterling.  Accordingly, assets and liabilities of CD International are translated at the exchange rates in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rates for the period.  The resulting foreign currency translation adjustment of $25,000 and $(390,000) for the years ended December 31, 2009 and 2008, respectively, is included in accumulated other comprehensive loss.  The Company’s policy is that exchange differences arising from the translation of the balance sheets of entities that have functional currencies other than the U.S. dollar are taken to accumulated other comprehensive loss, a component of stockholders’ equity on the consolidated balance sheet.  In entities where the U.S. dollar is the functional currency, unrealized gains and losses due to remeasurement of monetary assets held in currencies other than the U.S. dollar are reflected in foreign currency exchange gain (loss) on the consolidated statement of operations.

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

Management reviews the creditworthiness of a customer prior to accepting an initial order.  Upon review of the customer’s credit application and confirmation of the customer’s credit and bank references, management establishes the customer’s terms and credit limits.  Credit terms for payment of products are extended to customers in the normal course of business and no collateral is required.  We receive order acknowledgements from customers confirming their orders prior to our fulfillment of orders.  To determine the allowance for doubtful accounts receivable, management considers the ongoing financial stability of the Company’s customers, the aging of accounts receivable balances, historical losses and recoveries, and general business trends and existing economic conditions that impact our industry and customers.  In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due from that customer, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected.  An account is written off only after management has determined that all available means of collection, including legal remedies, are exhausted.

Basic and Diluted Loss per Common Share:

Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period.  Diluted loss per share is computed in a manner similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method.  The Company’s computation of diluted net loss per share for 2009, 2008 and 2007 does not include common share equivalents associated with 876,410, 972,578 and 812,800 options, respectively, and 407,493, 424,992 and 424,992 warrants, respectively, as the result would be anti-dilutive.  Further, per share effects of the 40,000 unvested restricted shares under a stock award in 2009 have not been included as the effect would be anti-dilutive.

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

The Company’s ARSR investment is accounted for based upon accounting guidance that permits irrevocable fair value option election as the initial and subsequent measurement attribute for certain assets and liabilities.  Changes in fair value are recognized in earnings as they occur for those assets or liabilities for which the election is made.  The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  Effective January 1, 2008, the Company elected to adopt ARSR at fair value.

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

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

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

Fair Value of Financial Instruments:

The Company’s assets carried at fair value on a recurring basis are its investments (see Note 5).  The investments have been classified within level 3 in the valuation hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  The valuation may be revised in future periods as market conditions evolve.

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

Significant Customers:

In each of the years ended December 31, 2009, 2008 and 2007, revenue derived from certain customers comprised 10% or more of our consolidated revenue (“significant customers”) as set forth in the table below:

As a percentage of consolidated revenue:
	Years ended December 31,
	2009	2008	2007
Customer A	13.8%	*	*
Customer B	11.7%	*	*
Customer C	*	15.1%	*
Customer D	*	*	30.5%
Customer E	*	*	24.3%
Customer F	*	*	15.5%

*	Represents less than 10% revenue for that customer in the applicable year. There were no other customers that represented 10% or more of revenue for the years indicated.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

At December 31, 2009, one customer represented greater than 10% of the Company’s gross accounts receivable balance (that customer is not included in the table above).  At December 31, 2008, no one customer represented greater than 10% of the Company’s gross accounts receivable balance.

Stock-Based Compensation:

The Company measures the cost of employee, officer and director services received in exchange for stock-based awards at the fair value of the award on the date of grant.

Research and Development Costs:

Costs relating to the research, development and testing of our technologies and products are charged to operations as they are incurred.  These costs include verification programs, evaluation and testing projects, salary and benefits, consulting fees, materials and testing gear.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses are comprised of the following:

(in thousands)
	Years ended December 31,
	2009	2008		2007
Compensation and benefits	$3,463	$4,386		$2,997
Non-cash stock-based compensation	725	1,204		1,966
Total compensation and benefits	$4,188	$5,590		$4,963
Professional services	685	1,683	*	1,487	*
Travel	371	712		622
Occupancy, property and business taxes, supplies, postage and delivery	738	859		511
Sales and marketing expenses	94	400		341
(Recovery) provision for bad debts	(157)	629		28
Depreciation and all other	154	119		89
Total	$6,073	$9,992		$8,041

*  Includes $227,000 of non-cash stock-based compensation charges for fair value of warrants.

Aggregate non-cash share-based compensation charges incurred by the Company in 2009, 2008 and 2007, were $735,000, $1,444,000 and $2,208,000, respectively, all of which was included in selling, general and administrative expenses, except $10,000, $13,000 and $14,000 in 2009, 2008 and 2007, respectively, included in research and development expenses.

Income Taxes:

Deferred income taxes are provided for the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

Recently Adopted and Recently Issued Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification for the quarter ended September 30, 2009.  Upon adoption, this standard had no material effect on the Company’s financial position, results of operations or cash flows.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Effective beginning second quarter 2009, the Financial Instruments Topic, ASC 825-10, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to accounting for business combinations which provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination.  This standard also expands required disclosures surrounding the nature and financial effects of business combinations.  This standard will be applied prospectively for acquisitions beginning in 2009 or thereafter.

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

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB that requires enhanced disclosures about an entity's derivative and hedging activities.  These enhanced disclosures require: (a) how and why a company uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for; and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows.  This standard had no material impact on the Company’s financial position, results of operations or cash flows.

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

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments.  This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods.  This guidance was effective for the Company’s interim periods ending after June 15, 2009 consolidated financial statements and is applied on a prospective basis.  This accounting guidance was adopted for the interim reporting period ended June 30, 2009 and had no material impact on the Company’s financial position, results of operations or cash flows.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

In April 2009, the FASB issued new requirements regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  This requirement is effective for the Company’s interim and annual periods ending after June 15, 2009 and will be applied on a prospective basis.  This rule was adopted for the interim reporting period ended June 30, 2009 and had no material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB amended accounting guidance for subsequent events to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance was effective for interim or annual financial periods ending after June 15, 2009.  In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements,” to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  The adoption of this guidance had no impact on the Company’s financial condition, results of operations or cash flows.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for the Company on October 1, 2009.  The adoption of this standard had no material impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB published ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  ASU No. 2010-06 clarifies improved disclosure requirements related to fair value measurements and disclosures in Overall Subtopic 820-10 of the FASB Codification.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this standard will not have an impact on the Company's financial position and results of operations.

3.	Inventories

Inventories are comprised of the following:

(in thousands)
	December 31,
	2009	2008
Finished Platinum Plus fuel-borne catalyst	$85	$144
Platinum concentrate/metal	449	578
Hardware	587	268
Other	11	6
	$1,132	$996
Less: inventory reserves	(73)	(22)
Inventories, net	$1,059	$974

At December 31, 2009 and 2008, U.S. inventories were approximately 45% and 80%, respectively, with foreign inventories comprising the balance of the total inventories, net.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

4.	Patents

Patents held by the Company consist of capitalized patent costs net of accumulated amortization and are as follows:

(in thousands)
	December 31,
	2009	2008
Patents	$1,330	$1,220
Less: accumulated amortization	(247)	(193)
Patents, net	$1,083	$1,027

Patent amortization expense for the years ended December 31, 2009, 2008 and 2007 was $54,000, $51,000 and $41,000, respectively.  Patent amortization expense for each of the five succeeding years based upon patents as of December 31, 2009 is estimated to be approximately $50,000 annually.  In each of 2009, 2008 and 2007, the Company wrote off net patent costs in jurisdictions the Company determined to abandon totaling approximately $13,000, $38,000 and $58,000, respectively.

5.	Investments

The Company’s investments as of December 31, 2009 have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  The fair value of the investments may be revised in future periods as market conditions evolve.  Investments are comprised of the following:

(in thousands)
	December 31,
	2009	2008
Auction rate securities	$10,577	$10,235
Auction rate securities put right	1,148	1,305
Total investments	$11,725	$11,540
Classified as current assets	11,725	6,413
Classified as non-current assets	$—	$5,127

Our ARS are variable-rate debt securities, most of which are AAA/Aaa rated, that are collateralized by student loans substantially guaranteed by the U.S. Department of Education.  While the underlying securities have a long-term nominal maturity, the interest rate is reset through dutch auctions that are typically held every 28 days.  The contractual maturities of our ARS range from 2027 to 2047.  Auctions for our ARS have failed since February 2008 resulting in illiquid investments for the Company.  Our ARS were purchased and held through UBS.  In October 2008, the Company received an offer (the “Offer”) from UBS AG for a put right permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010).  The Offer also included a commitment to loan us 75% of the UBS-determined value of the ARS at any time until the put is exercised.  We accepted the Offer on November 6, 2008.  Our right under the Offer is in substance a put option (with the strike price equal to the par value of the ARS) which we recorded as an asset, measured at its fair value, with the resultant gain recognized in operations.

For the period through the date the Company accepted the Offer, the Company classified the ARS as available-for-sale; thereafter, the Company transferred the ARS to the trading category.

The fair value of the ARS was approximately $10.6 million and $10.2 million (par value of $11.7 million) as of December 31, 2009 and 2008, respectively.  We sold $7.1 million of these investments in 2008.  The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk.  The Company also recorded the ARSR at an initial fair value of $1.3 million.  The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows were subtracted from the current fair market value of the securities and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

In the year ended December 31, 2009, we recorded a gain of $342,000 on the ARS and a loss of $157,000 on the ARSR, resulting in a $185,000 net unrealized gain included in other income (expense) on our consolidated statement of operations.  In 2008, the fair value of the ARS declined $1.5 million from par value, which loss was charged to other expense.  Upon the initial recording of the ARSR at fair value, we recognized an unrealized gain of $1.3 million, which together with the $1.5 million decline in fair value of the ARS, resulted in a net charge to operations in 2008 of $0.2 million included in other income (expense) on our consolidated statement of operations.

Classification of investments as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions.  At December 31, 2009, the Company classified all investments as current based on management’s intention and ability to liquidate the investments by June 30, 2010.  At December 31, 2008, the Company classified $6.4 million of the investments as current based on management’s intention to use such securities as consideration if UBS demands payment on its loan prior to the date the Company exercises the ARSR.

The Company will be exposed to credit risk should UBS be unable to fulfill its commitment under the Offer.  There can be no assurance that the financial position of UBS will be such as to afford the Company the ability to acquire the par value of its ARS upon exercise of the ARSR.

Interest income for the years ended December 31, 2009, 2008 and 2007 was approximately $245,000, $602,000 and $509,000, respectively.  Accrued interest receivable at December 31, 2009 and 2008 was approximately $7,000 and $11,000, respectively.

The table below includes a rollforward of the Company’s investments in ARS and ARSR:

(in thousands)
	2009	2008
	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value at beginning of year	$11,540	$18,825		$—
Purchases	—	—		—
Sales	—	(7,100)		—
Transfers (out) in	—	(11,725)		11,725
Unrealized gain (loss) included in statement of operations	185	—		(185)
Fair value at end of year	$11,725	$—		$11,540

Change in unrealized gain (loss)	$185		$	(185)

6.	Accrued Expenses

Accrued expenses are comprised of the following:

(in thousands)
	December 31,
	2009	2008
Professional fees	$146	$168
Accrued severance	389	─
Accrued compensation	24	234
Value added taxes payable	─	9
Travel and all other	116	123
Accrued expenses	$675	$534

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

During the first quarter of 2009, we incurred severance charges totaling $510,000 to be paid in monthly installments until September 2010.  On February 10, 2009, the Company’s Board of Directors elected Michael L. Asmussen as President and Chief Executive Officer replacing Dr. Bernhard Steiner.  Mr. Asmussen was also appointed to serve as a Director of the Company.  Effective February 11, 2009, Dr. Steiner resigned as a Director of the Company.  As a consequence of his termination of employment, Dr. Steiner is entitled to salary of approximately $315,445 (EUR 241,500) per annum until September 13, 2010, the remainder of his contract term, along with specified expenses not to exceed an aggregate of approximately $4,300, to be paid in monthly installments.

On August 4, 2009, the Board of Directors adopted a plan to implement a company-wide reduction in force effective August 7, 2009.  In accordance with ASC 420, Exit or Disposal Cost Obligations, we recognized approximately $448,000 in severance charges in the third quarter of 2009.

A summary of the activity in the severance accrual is as follows:

(in thousands)
	2009
Balance at beginning of year	$	
Provisions		958
Payments		569
Balance at end of year		$389

7.	Stockholders’ Equity

Authorized Capital Stock

As of December 31, 2009, the Company has 12.1 million shares authorized, 12 million shares of which are $0.01 par value common stock and 100,000 of which are $0.01 par value preferred stock.  At the Company’s annual meeting of stockholders held on June 7, 2007, the stockholders approved a five-to-one reverse split of the Company’s common stock, a reduction of the par value of the Company’s common stock from $0.05 per share to $0.01 per share and an increase to the number of shares of common stock the Company is authorized to issue from 9 million to 12 million.  Such actions became effective on June 15, 2007 when the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware.  The historical share numbers and per share amounts in these financial statements for all periods presented have been adjusted to give effect to the reverse split.  The Company believes that there is a sufficient number of shares authorized to cover its current needs.

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

Issuance of Common Shares

In March 2009, we issued 40,000 restricted shares of our common stock under our Incentive Plan to the Company’s President, Chief Executive Officer (see Note 8).  In October 2009 pursuant to an opportunity to acquire restricted shares of common stock that had been offered to all employees and directors of the Company, we issued 35,684 restricted shares of common stock to two CDT directors for proceeds of $58,879 based on the October 1, 2009 NASDAQ closing price of $1.65.  The proceeds will be used for the general corporate purposes of the Company.  The restricted shares were issued pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

In 2008, we issued 14,247 shares of our common stock upon the exercise of 27,166 stock options.  In connection therewith, we received approximately $24,000 in cash and the surrender of 12,920 stock options.  Also in 2008, the Company charged approximately $14,000 to additional paid-in capital for costs incurred in connection with our filing of a Post-effective Amendment to a Registration Statement on Form S-1.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

In 2007, we issued 2,159,649 shares of our common stock as follows:

Shares subscribed in the 2006 private placement	667,999
Shares issued upon exercise of warrants	1,399,873
Shares issued upon exercise of options	72,178
Shares issued for services	19,599
2,159,649

We issued 667,999 shares of our common stock upon collection of approximately $4.3 million, net of expenses, representing all of the remaining subscriptions from the December 2006 private placement in which we secured commitments for the purchase of 1,400,000 shares of our common stock, par value $0.01, and warrants for the purchase of an additional 1,400,000 shares of common stock.  From the exercise of 1,399,873 warrants, we received gross proceeds of $15.7 million which, after approximately $575,000 in placement agent fees, netted us $15.2 million.  The proceeds from the exercise of warrants were used for general corporate purposes.  Those newly issued shares were covered by an effective Registration Statement on file with the Securities and Exchange Commission.  Upon the exercise of these warrants, we also issued 143,432 five-year warrants to the placement agent as additional compensation.

We issued 72,178 shares of our common stock upon exercise of 93,609 options in 2007 and, in connection therewith, we received approximately $353,000 in cash and the surrender of 21,431 shares.  In January and June 2007, we issued 17,142 and 2,457, respectively, of our common stock to non-executive members of our board of directors in lieu of approximately $115,000 and $25,000 of directors’ fees earned for services provided during the year ended December 31, 2006 and the first quarter of 2007.  The number of shares of our common stock issued to the directors was determined based upon the average of the high and low share prices during each quarter.  The grant date for such shares of common stock for purposes of measuring compensation is the last day of the quarter in which the shares are earned, which is the date that the director begins to benefit from, or be adversely affected by, subsequent changes in the price of the stock.  Directors’ compensation charged to operations did not materially differ from such measurement.

8.	Stock Options, Stock Awards and Warrants

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

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

The Company estimates the fair value of stock options using a Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the expected term, expected volatility of the Company’s stock, the risk free interest rate, option forfeiture rates, and dividends, if any.  The expected term of the options is based upon the historical term until exercise or expiration of all granted options.  The expected volatility is derived from the historical volatility of the Company’s stock on the U.S. NASDAQ Capital Market (the Over-the-Counter market prior to October 3, 2007) for a period that matches the expected term of the option.  The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option.  ASC 718 requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards ultimately expected to vest.  The estimate is based on the Company’s historical rates of forfeitures.  ASC 718 also requires estimated forfeitures to be revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.  The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the future.

There were no stock options granted in 2009.  The weighted-average fair values at the date of grant for options granted during the years ended December 31, 2008 and 2007 were $3.18 and $11.65, respectively, and were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2009	2008	2007
Expected term in years	—	8.84	8.75
Risk-free interest rate	—	2.46%	2.38%
Expected volatility	—	89.1%	97.5%
Dividend yield	—	0%	0%

For the years ended December 31, 2009, 2008 and 2007, share-based compensation for options and warrants was $735,000, $1,444,000 and $2,208,000, respectively.  Compensation costs for stock options which vest over time are recognized over the vesting period.  As of December 31, 2009, the Company had $136,000 of unrecognized compensation cost related to granted stock options and warrants that remained to be recognized over vesting periods.  These costs are expected to be recognized over a weighted average period of 0.8 years.

The following table summarizes the Company’s stock option activity and related information for the years ended December 31:

	2009		2008		2007
	Shares *	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	972,578	$10.19	812,844	$11.72	648,087	$10.08
Options granted	—	$—	202,500	$4.18	291,166	$14.57
Options exercised	—	$—	(27,166)	$10.37	(93,609)	$7.55
Options expired	(24,500)	$4.50	(1,500)	$10.00	(20,333)	$23.02
Options forfeited	(71,668)	$9.60	(14,100)	$11.19	(12,467)	$6.17
Outstanding at end of year	876,410	$10.40	972,578	$10.19	812,844	$11.72

Options exercisable at year-end	838,410	$10.69	780,744	$10.62	657,177	$11.21
Options available for grant at year-end	521,038		451,625		608,866
Weighted-average fair value of options granted during the year		$—		$3.18		$11.65
Aggregate intrinsic value – options exercised		$—		$288,414		$880,974
Aggregate intrinsic value – options outstanding		$—
Aggregate intrinsic value – options exercisable		$—
*	Table does not include 40,000 shares issued to the President and Chief Executive Officer in 2009 as a stock award under the Plan.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.71	137,833	7.95	$ 2.71	107,500	$ 2.71
$5.10 - $7.88	95,267	3.00	$ 5.92	95,267	$ 5.92
$8.25 - $9.10	199,910	4.25	$ 8.78	193,243	$ 8.79
$9.20 - $10.13	124,200	2.31	$ 9.64	124,200	$ 9.64
$12.50 - $17.67	188,700	1.70	$ 14.48	187,700	$ 14.46
$19.13	130,500	5.90	$ 19.13	130,500	$ 19.13
	876,410	4.12	$ 10.40	838,410	$ 10.69

Stock Awards

On March 30, 2009, the board of directors awarded 40,000 restricted shares to the Company’s newly-elected President and Chief Executive Officer at an average market price of $1.625 per share, representing the high and low market price on the date of award.  These shares vest as to one-third of the total on each of February 10, 2010, 2011 and 2012.  The total fair value of the award was $65,000 which is being charged to expense over the vesting period.

Warrants

In 2009, 17,499 of the Company's outstanding warrants expired.  In 2008, there was no activity in the Company's 424,992 outstanding warrants.

In 2007, 1,399,873 warrants were exercised for total gross proceeds of $15.7 million (net proceeds of $15.2 million).  The warrants exercised were those that had been issued in connection with the Company’s December 2006 private placement.  In 2007, we issued 50,000 warrants to an adviser on the Company’s investor matters.  The computed fair value of this warrant was approximately $455,000 and was estimated using the Black-Scholes option pricing model with the following assumptions:  five year expected term, 4.04% risk-free interest rate, 77.6% expected volatility and 0% dividend yield.  The fair value of this warrant is being expensed over the four-month term of the agreement.  We included $227,000 of this stock compensation in our selling, general and administrative expenses in each of 2007 and 2008.  Also in 2007, we issued the remaining 74,142 warrants of the 140,542 warrants subject to the availability of authorized capital not otherwise committed, representing the balance of additional compensation due the placement agent for the Company’s December 2006 private placement.  The computed fair value of the placement agent’s 140,542 warrants was approximately $748,000 and was estimated using the Black-Scholes option pricing model with the following assumptions:  five year expected term, 4.65% risk-free interest rate, 83.2% expected volatility and 0% dividend yield.  There was no accounting impact on our financial statements because the fair value chargeable to stockholders’ equity was fully offset by the corresponding credit to stockholders’ equity.  Further, we were obligated to issue the placement agent 143,432 warrants as partial compensation for the financings generated upon exercise of certain warrants that were exercised in 2007.  Of this amount, 70,255 are exercisable at $12.50 per share and expire on July 2, 2012 and 73,177 warrants are exercisable at $15.625 per share and expire on December 29, 2012.  The computed fair value of the placement agent’s 143,432 warrants was approximately $1,599,000 and was estimated using the Black-Scholes option pricing model with the following assumptions:  five year expected term, 3.63% and 4.65% risk-free interest rates, 77.3% and 80.3% expected volatility and 0% dividend yield.  There was no accounting impact on our financial statements because the fair value chargeable to stockholders’ equity was fully offset by the corresponding credit to stockholders’ equity.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Warrant activity for the years ended December 31 is summarized as follows:

	2009			2008			2007
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Outstanding at beginning of year	424,992		$11.35	424,992		$11.35	1,557,424	$10.98
Warrants to be issued	─	$	─	─	$	─	143,432	$14.09
Warrants issued	─	$	─	─	$	─	124,142	$11.67
Warrants exercised	─	$	─	─	$	─	(1,399,873)	$11.25
Warrants expired / forfeited	(17,499)		$7.50	─	$	─	(133)	$7.71
Outstanding at end of year	407,493		$11.51	424,992		$11.35	424,992	$11.35
Warrants exercisable at year-end	407,493		$11.51	424,992		$11.35	424,992	$11.35

Aggregate intrinsic value		$	─		$	─		$4,953,662

The following table summarizes information about warrants outstanding as of December 31, 2009:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding And Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$8.15	45,553	3.74	$ 8.15
$8.44	140,542	2.00	$ 8.44
$10.00 - $12.50	98,220	2.02	$ 11.89
$15.63 - $16.45	123,178	2.93	$ 15.96
	407,493	2.48	$ 11.51

9.	Short-term Debt

At December 31, 2009, the principal amount of our short-term debt payable to UBS was $7.7 million ($3.0 million borrowed in July 2008, $3.4 million in January 2009 and $1.3 million in September 2009).  Our ARS serve as collateral for the loan which is payable upon demand.  If UBS should demand repayment prior to the commencement of the exercise period for our ARSR (June 30, 2010), UBS will arrange alternative financing with substantially the same terms and conditions.  If alternative financing cannot be established, UBS will purchase our pledged ARS at par value.

Interest is calculated at the weighted average rate of interest we earn on the ARS.  Interest is payable monthly.  Interest expense for the years ended December 31, 2009 and 2008 was $85,000 and $56,000, respectively.

On July 25, 2008, the Company borrowed $3.0 million from the demand loan facility with UBS collateralized by our ARS, a facility we had arranged on May 8, 2008.  Management determined to draw down the entire facility as a matter of financial prudence to secure available cash.  The loan facility was available for our working capital purposes and required that we continue to meet certain collateral maintenance requirements, such that our outstanding borrowings may not exceed 50% of the value of our ARS as determined by the lender.  No facility fee was required.  Borrowings under that facility bore interest at a floating interest rate per annum equal to the sum of the prevailing daily 30-day Libor plus 25 basis points.

In November 2008, the Company accepted the Offer from UBS AG (see Note 5).  UBS committed to loan us 75% of the value of the ARS as determined by UBS at any time until the ARS right is exercised.  We applied for the loan which UBS committed would be on a no net cost basis to the Company.  UBS approved our application on January 14, 2009 and approved a $6.5 million credit facility based upon acceptance of our credit application pursuant to its Offer.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

In January 2009, we received $3.4 million proceeds from UBS under the approved no net cost loan.  On September 4, 2009, we arranged an increase of the credit line from $6.5 million to $7.7 million and received $1.3 million proceeds from UBS.

10.	Commitments

The Company is obligated under a seven-year lease that expires December 2015 for its relocated U.S. headquarters (5,515 square feet) at an annual cost of approximately $141,000, including utilities.  In addition, the Company is obligated under a 64-month lease through March 2013 for 1,942 square feet of administrative space in the U.K. at an annual cost of approximately $65,000, including utilities and parking.  The Company has an early termination right to cancel its leases for (1) U.K. administrative space on November 16, 2010 with at least six months’ advance written notice and (2) U.S. headquarters on December 31, 2013 with at least nine months’ advanced written notice along with an early termination fee of $45,960; the landlord’s unamortized portion of construction costs with seven percent interest thereon; brokerage fees and attorney fees.  For the years ended December 31, 2009, 2008 and 2007, rental expense approximated $226,000, $225,000 and $205,000, respectively.  Our contractual obligations for each of the next five years ended December 31 and thereafter are as follows: $180,000, $191,000, $191,000, $164,000 and $152,000; and $152,000 thereafter.

Effective October 28, 1994, Fuel-Tech N.V., the company that spun CDT off in a rights offering in December 1995, granted two licenses to the Company for all patents and rights associated with its platinum fuel-based catalyst technology.  Effective November 24, 1997, the licenses were canceled and Fuel Tech assigned to CDT all such patents and rights on terms substantially similar to the licenses.  In exchange for the assignment commencing in 1998, the Company is obligated to pay Fuel Tech a royalty of 2.5% of its annual gross revenue attributable to sales of the platinum fuel catalysts.  The royalty obligation expired in 2008.  CDT, as assignee and owner, maintains the technology at its expense.  Royalty expense incurred under this obligation in 2008 and 2007 amounted to $21,000 and $14,000, respectively.  Royalties payable to Fuel Tech at each of December 31, 2009 and 2008 amounted to $21,000.

11.	Related Party Transactions

Board of Director Changes

On August 26, 2009, the Company’s Board of Directors increased the number of its directors from six to seven and elected Mungo Park, 53, as a director of the Company to fill the vacancy.  On August 28, 2009, the Directors accepted the resignation of Derek R. Gray as Chairman of the Board of the Company and elected Mr. Park as Chairman in Mr. Gray’s place.  Mr. Gray continues as a director of the Company and Chairman of the Audit Committee.

Also, on August 28, 2009, John J. McCloy II resigned as a director of the Company.  Mr. McCloy, who had been a member of the Audit and Compensation and Nominating Committees of the Board, advised the Company that he resigned because he objected both to the election of Mr. Park as Chairman and to the manner in which Mr. Park had been elected chairman.  On August 28, 2009 following Mr. McCloy’s resignation, the Directors reduced the number of the Company’s Board of Directors from seven to six.

Mr. Park, as a director and as Chairman, is entitled under the current directors’ compensation policy of the Company to an annual director’s retainer of $15,000 and a chairman’s retainer of $15,000, each paid quarterly in arrears; such amounts reflect the reduced rate approved in August 2009 wherein non-executive members of the Company’s Board of Directors agreed to receive 50% of their annual compensation.  For the year ended December 31, 2009, our selling, general and administrative expenses include approximately $10,300 of director fees for Mr. Park.

Mr. Park is the chairman of Innovator Capital Limited, a financial services company of London, England, which firm has provided services to the Company (see below).  Mr. Park is not an independent director within the meaning of NASDAQ Rule 5605(a)(2) and, as such, is and will not be a member of the Audit or the Compensation and Nominating Committees of the Board of the Company.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Innovator Capital

We have retained the services of Innovator and have incurred costs as summarized in the following table:

(in thousands)
	Years ended December 31,
	2009	2008	2007
Financial advisory fees	$30	$268	$207
Merger and acquisition fees	14		
Private placement fees			986
Total	$44	$268	$1,193

Innovator provided financial advice to the Company from 2006 through January 2009 and compensation for such advice, along with travel and other expenses, charged to expense was $30,000, $268,000 and $207,000 in the years ended December 31, 2009, 2008 and 2007, respectively.  In addition, as compensation for its financial advisory services to the Company, Innovator received and holds warrants to purchase 283,974 shares of common stock of the Company at exercise prices from $8.4375 to $15.625 which expire from December 29, 2011 through December 29, 2012.  Further, the Company paid Innovator $986,000 for fund raising services which amount was charged to stockholders’ equity as a reduction of proceeds received from investors.

On November 20, 2009, the Company entered into an engagement letter with Innovator to provide financing and merger and acquisition services.  The engagement letter has a three month term during which Innovator will (i) act for the Company in arranging a private placement financing of $3 million to $4 million from the sale of the Company’s common stock and warrants and (ii) assist the Company in merger and acquisition activities.

For its financing services, Innovator will receive (i) a placing commission of five percent (5%) of all monies received by the Company and (ii) financing warrants to acquire shares of common stock of the Company equal in value to fifteen percent (15%) of the total gross proceeds received by the Company in the financing, such financing warrants to be exercisable at a price equal to a ten percent (10%) premium to the price per share of common stock in the financing.  Issuance of the financing warrants is contingent on the stockholders of the Company authorizing additional common stock.

For its merger and acquisition services, Innovator will receive monthly retainer fees of $10,000 and success fees as a percentage of transaction value of five percent (5%) on the first $10 million, four percent (4%) on the next $3 million, three percent (3%) on the next $2 million, and two percent (2%) on amounts above $15 million in connection with possible merger and acquisition transactions.  Success fees are payable in cash or shares or a combination of cash or shares as determined by the Board of the Company.  In 2009, we incurred $14,000 for the monthly retainer to Innovator.

The engagement letter further provides that retainer fees may be deducted from success fees, that Innovator shall be reimbursed for its ordinary and necessary out of pocket expenses, that the engagement letter is subject to Delaware law, and that disputes between the parties are subject to arbitration.

Issuance of Common Stock

In October 2009, we issued 35,684 shares of common stock to CDT directors, Michael Asmussen (the Company’s President and Chief Executive Officer) and Derek Gray, who purchased 10,000 shares and 25,684 shares, respectively, of Clean Diesel common stock.  Total shares acquired were 35,684 and total proceeds based on the October 1, 2009 NASDAQ closing price of $1.65, were $58,879.  The proceeds will be used for the general corporate purposes of the Company.  The shares are restricted shares issued pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

As outlined in Note 7, in 2007, we issued 19,599 shares of our common stock to non-executive members of our board of directors in lieu of approximately $25,000 and $115,000 of directors’ fees earned in the first quarter of 2007 and the year ended December 31, 2006, respectively.  Such directors’ fees had been accrued and charged to expense during the respective periods.  The number of shares of our common stock issued to the directors was determined based upon the average of the high and low share prices during each quarter.  The grant date for such shares of common stock for purposes of measuring compensation is the last day of the quarter in which the shares are earned, which is the date that the director begins to benefit from, or be adversely affected by, subsequent changes in the price of the stock.  Directors’ compensation charged to operations did not materially differ from such measurement.

During 2007, directors and management exercised 14,446 warrants for an aggregate of $162,749 to acquire 14,446 shares of common stock.

Fuel Tech

The Company had a Management and Services Agreement with Fuel Tech that required the Company to reimburse Fuel Tech for management, services and administrative expenses incurred on its behalf at a rate from 3% to 10% of the costs paid on the Company’s behalf, dependent upon the nature of the costs incurred.  For the last three years, the Company has reimbursed Fuel Tech for the expenses associated with one Fuel Tech officer/director who also serves as an officer/director of CDT.  The Company’s financial statements include charges from Fuel Tech of certain management and administrative costs of approximately $6,000, $70,000 and $71,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company believes the charges under this Management and Services Agreement were reasonable and fair.  The Company and Fuel Tech terminated the Management and Services Agreement effective February 1, 2009.

12.	Technology Licensing Agreements and Other Revenue

We did not execute new license agreements in 2009.  In each of 2008 and 2007, we executed license agreements with new licensees for our selective catalytic reduction (SCR) emission control (our patented ARIS technologies for control of oxides of nitrogen) and the combination of exhaust gas recirculation (EGR) with SCR technologies.  The agreements provided for up-front fees and quarterly per-unit royalty payments during the term of the licenses.  The licenses will stay in effect for the remaining life of the underlying patents.  The licenses are non-exclusive and cover specific geographic territories.  For the year ended December 31, 2009, technology licensing fees and royalties totaled $150,000.  For the year ended December 31, 2008, technology licensing fees and royalties totaled $451,000.  The year ended December 31, 2007 includes approximately $3.5 million in technology licensing fees and royalties, including approximately $0.2 million from an existing licensee’s license and $0.5 million due to amendment of a license agreement with an existing licensee.

Other revenue of $29,000 in 2009 consists of grant income under an award from a diesel emissions reduction technology development grant under a program from the Houston Advanced Research Center (HARC) totaling $960,971.  The project goal is to develop and verify a Nitrogen Oxide-Particulate Matter (NOx-PM) reduction retrofit system for on- and off-road engines, including those used in Class 8 type diesel fleets that will result in an EPA verified, cost-effective and reliable NOx and PM reduction solution.  Revenue from grant income is recognized when grant income, comprised of cost reimbursements, is earned.

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

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

As of December 31, 2009, the Company has tax losses available for offset against future years’ taxable income of approximately $53.7 million, of which $8.6 million will expire over the next five years and the remaining tax losses expire from 2018 through 2029.  The Company also has research and development tax credit carryforwards of approximately $1.9 million, expiring between 2011 and 2029.  The Company has provided a full valuation allowance to reduce the related deferred tax asset to zero because of the uncertainty relating to realizing such tax benefits in the future.  The total valuation allowance increased by $2.4 million during the year ended December 31, 2009.  Deferred tax assets and valuation allowance at December 31, 2009 and 2008 are as follows:

(in thousands)
	December 31,
	2009		2008
Research and development		$1,871		$1,789
Net operating loss carryforwards		20,937		18,867
Reserves		118		140
Options		1,255		968
Deferred tax assets		24,181		21,764
Less: valuation allowance		(24,181)		(21,764)
Deferred tax assets, net	$		$	

There were no unrecognized tax benefits at the date of adoption of ASC 740, and there were no unrecognized tax benefits at December 31, 2009 and 2008.  It is the Company’s policy to classify in the financial statements accrued interest and penalties attributable to a tax position as income taxes. The Company believes, however, that there should be no change during the next twelve months.

Utilization of CDT's U.S. federal tax loss carryforwards for the period prior to December 12, 1995 is limited as a result of the ownership change in excess of 50% attributable to the 1995 Fuel Tech rights offering to a maximum annual allowance of $735,000.  Utilization of CDT's U.S. federal tax loss carryforwards for the period after December 12, 1995 and before December 30, 2006 is limited as a result of the ownership change in excess of 50% attributable to the private placement which was effective December 29, 2006 to a maximum annual allowance of $2,519,000.  To the extent the annual limitation is not met in any year, subsequent years’ annual limitations are increased by the unused amounts. Utilization of CDT's tax losses subsequent to 2006 may be limited due to cumulative ownership changes in any future three-year period.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate.  Our tax years ranging from 2006 through 2009 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

Reconciliations of the differences between income taxes computed at federal statutory rates (34%) and consolidated provisions (benefits) for income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Years ended December 31,
	2009	2008	2007
Federal taxes (benefits) at statutory rates	(34%)	(34%)	(34%)
State taxes (benefits) rate	(5%)	(5%)	(5%)
Change in valuation allowance	39%	39%	39%
Income taxes (benefits)	%	%	%

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

14.	Geographic Information

CDT sells its products and licenses its technologies throughout the world.  A geographic distribution of revenue consists of the following:

(in thousands)
	Years ended December 31,
	2009	2008	2007
U.S.	$602	$905	$2,563
Europe	451	6,405	2,255
Asia	168	165	107
Total revenue	$1,221	$7,475	$4,925

The Company has patent coverage in North and South America, Europe, Asia, Africa and Australia.  As of December 31, 2009 and 2008, the Company’s assets comprise the following:

(in thousands)
	December 31,
	2009	2008
U.S.	$15,576	$17,214
Foreign	1,856	1,533
Total assets	$17,432	$18,747

15.	Employee Retirement Savings Plans

The Company has a defined benefit pension plan available for all full-time U.S. employees who have met minimum length-of-service requirements.  If an employee contributes 5% to the plan, the Company matches 100% of employee contributions up to 4% of employee salary.  Costs related to this plan were $49,000, $59,000 and $34,000 in 2009, 2008 and 2007, respectively.

Effective January 1, 2009, the Company established a pension plan available for all full-time U.K. employees who have met minimum length-of-service requirements.  Under the pension plan, the Company will contribute an amount equal to 3% of employee’s base salary per annum.  An employee may make voluntary additional contributions which the Company will match up to a further 2%.  After five years of service, the Company will increase its contribution to an amount equal to 5% of employee’s base salary.  Costs related to this plan were $24,000 in 2009.

16.	Subsequent Events

Effective January 27, 2010, we engaged David F. Merrion, a director of the Company, to perform consulting services for us as an expert witness for patent prosecution with respect to diesel engine technology.  Mr. Merrion will be paid for his services, as requested from time to time by the Company, at the rate of $300 per hour or a daily maximum of $3,000 per day.

In March 2010, UBS purchased one of our ARS instruments at par value.  UBS applied the sale proceeds of $1,250,000 to reduce the outstanding debt.  This action is pursuant to the terms of the UBS Offer that grants UBS the right to purchase ARS from our account at par value plus accrued interest and apply all proceeds to the outstanding debt.  As such, UBS has modified the amount we are eligible to borrow based upon 75% of the UBS-determined value of the ARS.  On March 24, 2010, UBS advised us that we have approximately $500,000 available under our UBS credit facility.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

17.	Quarterly Financial Data (unaudited)

The table below presents the Company’s unaudited quarterly information for the last eight quarters.

(in thousands, except per share amounts)
	Three Months Ended
2009	March 31	June 30	September 30	December 31
Total revenue	$346	$375	$253	$247
Gross profit *	112	158	36	114
Net loss attributable to common stockholders	(2,473)	(1,076)	(1,900)	(1,298)
Basic and diluted net loss per common share	(0.30)	(0.13)	(0.23)	(0.16)

	Three Months Ended
2008	March 31	June 30	September 30	December 31
Total revenue	$2,601	$2,619	$1,580	$675
Gross profit *	536	626	406	190
Net loss attributable to common stockholders	(1,590)	(2,143)	(2,381)	(3,259)
Basic and diluted net loss per common share	(0.20)	(0.26)	(0.29)	(0.40)

*	Gross profit is defined as total revenue less total cost of revenue.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2009.

(c) Changes in Internal Control over Financial Reporting.  The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls.  This results in refinements to processes throughout the year.  We continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2009.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors and executive officers of the Company will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Clean Diesel Technologies,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board,” “Audit Committee” and “Audit Committee Financial Experts” in the Company’s proxy statement related to the 2010 annual meeting of stockholders and is incorporated by reference.  Information regarding our directors is available on our Internet site under “Investor Relations” as follows: http://www.cdti.com.

The Company has adopted a code of Ethics and Business Conduct (the “Code”) that applies to all employees, officers and Directors, including the Chief Executive Officer and Chief Financial Officer.  A copy of the code is available free of charge on written or telephone request to the secretary of the Company at the address or telephone number of the Company set out in the Company’s annual report to stockholders.  The Code may also be viewed on our website under “Investor Relations” as follows: http://www.cdti.com.

Item 11.	Executive Compensation

Information required by this item will be set forth under the caption “Executive Compensation,” “Directors’ Compensation,” “Report of Compensation and Nominating Committee on Executive Compensation” and “Compensation and Nominating Committee Interlocks and Insider Participation” in the proxy statement related to the 2010 annual meeting of stockholders and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be set forth under the caption “Principal Stockholders and Stock Ownership of Management” in the proxy statement related to the 2010 annual meeting of stockholders and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be set forth under the captions “Compensation and Nominating Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Director Independence” in the proxy statement related to the 2010 annual meeting of stockholders and is incorporated by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be set forth under the caption “Audit Fees” in the proxy statement related to the 2010 annual meeting of stockholders and is incorporated by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

The Financial Statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

(2)  Financial Statement Schedules

The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referred to above.

Schedule II - Valuation and Qualifying Accounts	Page 71

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

3(i)(a)	Restated Certificate of Incorporation dated as of March 21, 2007 (incorporated by reference to Exhibit 3(i)(a) to Annual Report on Form 10-K filed on March 30, 2007).

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

10(i)	Registration Rights Agreement between Clean Diesel Technologies, Inc. and Fuel-Tech N.V. of November 5, 1997 (incorporated by reference to Exhibit to Form 10-K for the year ended December 31, 1997).

10(j)	Registration Rights Agreement between Clean Diesel Technologies, Inc. and Fuel-Tech N.V. of March 24, 1997 (incorporated by reference to Exhibit to Form 10-K for the year ended December 31, 1996).

10(k)
Registration Rights Agreement between Clean Diesel Technologies, Inc. and the holders of Series A Convertible Preferred Stock as of November 11, 1998 (incorporated as reference to Exhibit to Form 10-Q for the period ended September 30, 1998).

10(l)
License Agreement of July 13, 2001 between Clean Diesel Technologies, Inc. and Mitsui Co., Ltd  as amended by Amendment No. 1 of December 18,  2002 (incorporated as reference to Exhibit to Form 10-Q for quarter ended June 30, 2004).

10(m)
License Agreement of March 31, 2003 between Clean Diesel Technologies, Inc. and Combustion Components Associates, Inc. (incorporated by reference to Exhibit to Form 10-Q for quarter ended June 30, 2004).

#10(n)
Employment Agreement dated September 23, 2003 between Tim Rogers and the Company (incorporated by reference to Exhibit10(x) to Annual Report on Form 10-K filed on March 30, 2007) and letter dated May 3, 2004.

10(o)	Employment Agreement dated June 14, 2005 between Walter Copan and the Company (incorporated by reference to Exhibit to Form 8-K dated as of August 3, 2005).

10(p)	Employment Agreement dated November 29, 2006 between Ann B. Ruple and the Company (incorporated by reference to Exhibit 10(z) to Annual Report on Form 10-K filed on March 30, 2007).

10(q)	Employment Agreement dated as of January 1, 2008 between Bernhard Steiner and the Company (incorporated by reference to Exhibit 10(t) to Annual Report on Form 10-K filed on March 17, 2008).

10(r)	Office lease dated as of September 2008 (incorporated by reference to Exhibit 10(t) to Annual Report on Form 10-K filed on March 16, 2009).

10(s)	Employment Agreement effective March 30, 2009 between Michael L. Asmussen and the Company (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q filed on May 11, 2009).

#10(t)	Employment Agreement effective January 16, 2009 between Dr. Daniel K. Skelton and the Company.

#10(u)	Consulting Services Agreement effective January 27, 2010 between David F. Merrion and the Company.

10(v)	Company Acceptance dated November 6, 2008 of UBS Offer relating to Auction Rate Securities (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 10, 2008).

#10(w)	UBS Bank USA Collateral and Credit Line Agreements dated December 24, 2008.

14	Code of Ethics and Business Conduct (incorporated by reference to Exhibit to Annual Report on Form 10-K for the year ended December 31, 2004).

#21	Subsidiaries.

#23(a)	Consent of Eisner LLP.

#31(a)	Section 302 CEO Certification.

#31(b)	Section 302 CFO Certification.

#32	Section 906 Certification by CEO and CFO.
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
#	Filed herewith.

Clean Diesel Technologies, Inc. and Subsidiary
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Accounts Receivable Allowance

(in thousands)
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions *	Balance at End of Period
Year Ended
December 31, 2007	$34	$28	$–	$13	$49
December 31, 2008	$49	$629	$–	$319	$359
December 31, 2009	$359	$(157)	$–	$30	$232

*  Uncollected receivables written off, net of recoveries and translation adjustment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.

March 24, 2010	By: /s/	Michael L. Asmussen
Date		Michael L. Asmussen
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the date indicated have duly signed this report below.

/s/ Michael L. Asmussen	Chief Executive Officer, President and Director
Michael L. Asmussen	(principal executive officer)

/s/ Ann B. Ruple	Chief Financial Officer, Vice President and Treasurer
Ann B. Ruple	(principal financial and accounting officer)

/s/ John A. de Havilland	Director
John A. de Havilland

/s/ Derek R. Gray	Director
Derek R. Gray

/s/ Charles W. Grinnell	Director, Vice President and Corporate Secretary
Charles W. Grinnell

/s/ David F. Merrion	Director
David F. Merrion

/s/ Mungo Park	Director, Non-Executive Chairman of the Board of Directors
Mungo Park

Dated:  March 24, 2010