Form 10-K/A
period 2009-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2010-04-30
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________

Form 10-K/A
(Amendment No. 1)
_____________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended: December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.:  001-33710
CLEAN DIESEL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1393453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1100, 10 Middle Street Bridgeport, CT 06604
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (203) 416-5290

Securities registered pursuant to Section 12(b):

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

As of April 28, 2010, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 8,213,988.

Documents incorporated by reference:

None.

CLEAN DIESEL TECHNOLOGIES, INC.

Amendment No. 1 to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2009

Table of Contents

PART III
10.	Directors, Executive Officers and Corporate Governance	4
11.	Executive Compensation	8
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
13.	Certain Relationships and Related Transactions, and Director Independence	18
14.	Principal Accounting Fees and Services	20
PART IV
15.	Exhibits and Financial Statement Schedules	21
SIGNATURES		22

_____________________________

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2010 (the “10-K”).  The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the Proxy Statement for our 2010 Annual Meeting of Stockholders, as well as to amend the exhibit table to add additional exhibits.  This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K.  This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 25, 2010) or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

In this report, “Clean Diesel,” “we,” “us,” and “our” refer to Clean Diesel Technologies, Inc. and its consolidated subsidiaries.

Part III

Item 10.Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following includes a brief biography of each member of our Board of Directors and our executive officers, including their ages as of April 28, 2010.  Each biography of each member of our Board of Directors includes information regarding the specific experience, qualifications, attributes or skills that led the Compensation and Nominating Committee and our Board of Directors to determine that the applicable director should serve as a member of our Board of Directors as of the date of this report.  The term of office of each director is until the 2010 annual meeting or until a successor is duly elected or, if before then, a director resigns, retires or is removed by the stockholders.

Michael L. Asmussen, 39, has been President, Chief Executive Officer and a director of Clean Diesel since February 2009.  He joined Clean Diesel in September 2008 as Vice President, Sales.  In 2007, Mr. Asmussen was Vice President, Sales and Marketing of Mirror Controls International, a mirror actuator manufacturer.  From 2002 to 2007, Mr. Asmussen held a variety of managerial positions at Eaton Corporation, a diversified power management company.  From 2000 to 2002, he was Customer Manager, North America for The Ford Motor Company.  Mr. Asmussen holds BS and MBA degrees.  When Mr. Asmussen was appointed as our Chief Executive Officer in 2009, our Board of Directors determined that it was important that our Chief Executive Officer also be a director of the Company and appointed Mr. Asmussen to the Board at that time.  Mr. Asmussen brings to the Board significant managerial experience.

John A. de Havilland, 72, has been a director of Clean Diesel since its inception in 1994.  Mr. de Havilland was a director of J. Henry Schroder Wagg & Co. Ltd., a merchant bank, from 1972 until his retirement in 1989.  Mr. de Havilland was one of the Company’s original founders.  He brings to the board his financial expertise from his former banking experience as well as his investor relation skills that he has gained throughout his history with the Company and his relationships with stockholders over the years.

Derek R. Gray, 76, has been a director of Clean Diesel since 1998.  Mr. Gray has been managing director of SG Associates Limited, a United Kingdom fiscal advisory firm, since 1971 and a director of Velcro Industries N.V., a manufacturing company, since 1974.  Mr. Gray has extensive financial expertise and is a knowledgeable advisor.  His extensive knowledge and experience in international business and tax matters make him a valued advisor to the Board.

Charles W. Grinnell, 73, has been Vice President, General Counsel, Corporate Secretary and a director of Clean Diesel since its inception.  He has been a director of Fuel Tech, Inc., an emissions control company, since 1987 and Vice President, General Counsel and Corporate Secretary of that company from 1987 until his retirement in February 2009.  Mr. Grinnell holds JD and LLM (Tax) degrees.  Mr. Grinnell has broad experience in commercial law, licensing, corporate law, and corporate governance.  Mr. Grinnell has been involved with the Company since its inception and has extensive knowledge of the Company and its history.  Mr. Grinnell’s legal experience and longstanding history with the Company make him a trusted advisor to the Board.

David F. Merrion, 73, has been a director of Clean Diesel since June 2006.  He is the principal of David F. Merrion LLC, a consulting practice.  Mr. Merrion is a retired Executive Vice President - Engineering of Detroit Diesel Corporation, his employer from 1988 to 1999.  He has been a director of Hy-Drive Technologies, Ltd., a hydrogen technology company, since 2007.  He has been a Director and Chairman of Greenvision Technology, LLC, an intellectual property holding company, since 2000.  Mr. Merrion was Chairman of the Clean Diesel Technical Advisory Board from 2005 until its termination in January 2009.  Mr. Merrion has extensive experience in the diesel manufacturing business and his technical expertise is directly applicable to Clean Diesel’s business and enhances the composition of the Board.

Mungo Park, 54, has been Chairman and a director of Clean Diesel since September 2009.  Mr. Park is the Chairman of Innovator Capital Limited, a financial services company of London, England.  Innovator Capital has significant experience in advising “Greentech” companies on financial matters.  Mr. Park was elected to the Board of Directors and appointed as Chairman of the Board at the suggestion of several significant stockholders of the Company to assist the Company in focusing on strategic objectives and creating value for stockholders.

Dr. Daniel K. Skelton, 36, has been Vice President, Global Sales since February 2009.  He was previously Vice President, International since August 2008; Commercial Director, Europe since September 2006 and Business Development Manager, International since January 2005.  From 2000 to 2004 Dr. Skelton was a Manager at Mitsui & Co. Ltd., an international diversified company, with responsibilities for developing emission control technology.  Dr. Skelton holds a PhD degree in metallurgy.

Dr. Bernhard Steiner, 61, left the Company as an officer and director in February 2009.  He was Chief Executive Officer of Clean Diesel since September 2004 and President since January 2006.  Dr. Steiner held Executive Director positions from 2003 until 2008 at both Wayfinder Systems AB of Sweden, a navigation and location software development company, and OWR AG, a leading nuclear, biological and chemical protection solutions company.  From 1999 until 2003, Dr. Steiner was General Manager of the Software Group of Motorola, Inc., an electronics company.

Timothy Rogers, 48, has been Executive Vice President of International Operations since 2006; had been Vice President, International of Clean Diesel from 2004; and had been a consultant to Clean Diesel from 2003.  From 2002 to September 2003, he was Director of Sales and Marketing of ADAS Consulting, Ltd. and from 1993 to 2002, was a director of Adastra, a wholly owned-subsidiary of Associated Octel Company, Ltd., a U.K.-based multinational petrochemical company.

Ann B. Ruple, 58, was Vice President, Treasurer and Chief Financial Officer of Clean Diesel from December 2006 until April 19, 2010.  Previously she had been Director, Financial Reporting, Planning and Analysis of NCT Group, Inc., her employer since 1998.  Ms. Ruple is a Certified Public Accountant and holds an MBA Degree.

John B. Wynne, 48, was appointed by our Board of Directors as Vice President, Treasurer and Interim Chief Financial Officer of Clean Diesel to be effective on April 23, 2010.  Mr. Wynne has been a partner of Tatum, LLC since 2005. Tatum is an executive services firm and is furnishing to Clean Diesel the services of Mr. Wynne as Interim Chief Financial Officer. During his association with Tatum, Mr. Wynne, who is a certified public accountant, served as Chief Financial Officer of Arbinet Corporation, a telecommunications company, from 2006 to 2009 and as Interim Chief Financial Officer of North American Airlines, Inc. from 2005 to 2006. Prior to his association with Tatum, Mr. Wynne held Chief Financial Officer positions with The Promptcare Companies, Inc, a health services company; Allied International Healthcare, Inc.; and Wassall USA, Inc., a conglomerate.

There are no family relationships among any of the directors or executive officers.  Other than the recommendation of the Compensation and Nominating Committee of the Board, there are no understandings or arrangements with any persons regarding the nomination or election of any of the above persons.  Please also see the text in Item 13 below under the caption “Agreements with Related Persons.”

Committees of the Board

The standing Committees of the Board are an Audit Committee and a Compensation and Nominating Committee.  Messrs. de Havilland and Gray are the members of the Audit Committee.  Messrs. de Havilland and Merrion are the members of the Compensation and Nominating Committee.  Mr. Gray is Chairman of the Audit Committee.  Mr. de Havilland is Chairman of the Compensation and Nominating Committee.  The Charters of the Audit Committee and the Compensation and Nominating Committees are available for viewing on our web site <www.cdti.com>.

We have adopted a code of Ethics and Business Conduct (the “Code”) that applies to all employees, officers and Directors, including the Chief Executive Officer and Chief Financial Officer.  A copy of the code is available free of charge on written or telephone request to the secretary of the Company at the address or telephone number of the Company set out in the Company’s annual report to stockholders.  The Code may also be viewed on our website under “Investor Relations” as follows: http://www.cdti.com.

The Audit Committee

The Audit Committee is responsible for review of audits, financial reporting and compliance, and accounting and internal controls policy.  For audit services, the Audit Committee is responsible for the engagement and compensation of independent auditors, oversight of their activities and evaluation of their independence.  The Audit Committee has instituted procedures for receiving reports of improper record keeping, accounting or disclosure.  The Board has also constituted the Audit Committee as a Qualified Legal Compliance Committee in accordance with Securities and Exchange Commission regulations.

In the opinion of the Board, each of the voting members of the Audit Committee has both business experience and an understanding of generally accepted accounting principles and financial statements enabling them to effectively discharge their responsibilities as members of that Committee.  Moreover, the Board has determined that Mr. Gray is a financial expert within the meaning of Securities and Exchange Commission regulations.  In making this determination the Board considered Mr. Gray’s formal training, and long experience in accounting and auditing and his former service for many years as the Chairman of the Audit Committee of another reporting company under the Securities Exchange Act.

On September 15, 2009, we received a Nasdaq Staff Deficiency Letter indicating that we fail to comply with Nasdaq Listing Rule 5605(c)(4)(A) because we do not have at least three Audit Committee members and Listing Rule 5605(b)(1) because its Board does not have a majority of independent directors. These deficiencies occurred on August 28, 2009 when Mr. John J. McCloy II, who had been an Audit Committee member, resigned as a director leaving the Audit Committee with two members and the Board with three independent directors and three non-independent directors.  We have a cure period to regain compliance which shall be until the earlier of the date of the next annual meeting of stockholders or August 28, 2010.  Our Board has determined to recruit an appropriate new director to cure the deficiencies mentioned above.

Compensation and Nominating Committee

The Compensation and Nominating Committee is responsible for establishing executive compensation and administering Clean Diesel’s Incentive Compensation Plan and also identifies director nominees for election to fill vacancies on our Board.  Nominees are approved by the Board on recommendation of the Committee.

In evaluating nominees, the Committee particularly seeks candidates of high ethical character with significant business experience at the senior management level who have the time and energy to attend to Board responsibilities.  Candidates should also satisfy such other particular requirements that the Committee may consider important to our business at the time.  When a vacancy occurs on the Board, the Committee will consider nominees from all sources, including stockholders, nominees recommended by other parties, and candidates known to the Directors or our management.  The Committee may, if appropriate, make use of a search firm and pay a fee for services in identifying candidates.  The best candidate from all evaluated will be recommended to the Board to consider for nomination.

Stockholders who wish to recommend candidates for consideration as nominees should on or before January 1 in each year furnish in writing detailed biographical information concerning the candidate to the Committee addressed to the Corporate Secretary of Clean Diesel at the address set out on the Notice of Meeting.  No material changes have been made to the procedures by which security holders may recommend nominees to our Board of Directors.

Compensation and Nominating Committee Diversity Policy

The Compensation and Nominating Committee does not have a diversity policy. When evaluating nominees, however, the Committee considers a candidate’s background, experience, education, skills and individual qualities that could contribute to heterogeneity and perspective in Board deliberations.

Corporate Governance

Meetings

During 2009, there were eleven meetings of our Board, five meetings of the Audit Committee and five meetings of the Compensation and Nominating Committee.  The Independent Directors met in executive session of the Board without the presence of Management or employee Directors on three occasions, the members of the Audit Committee met in executive session on three occasions, and the Compensation and Nominating Committee did not meet in executive session in 2009.  The policy of the Board is to hold at least two executive sessions of the Board annually and executive sessions of committees when needed.  Each Director attended during 2009 at least 75% of Board and Committee meetings of which he was a member.  Clean Diesel does not have a formal policy relating to director attendance at annual meetings.

Code of Business Ethics and Conduct

On the recommendation of the Audit Committee, the Board has adopted a Code of Business Ethics and Conduct applicable to all of our officers and which is available for viewing on the Clean Diesel web site <www.cdti.com>.  Changes to or waivers of the requirements of the Code will be posted to the web site and reflected in appropriate Securities and Exchange Commission filings.

Risk Oversight

The Board of Directors exercises ultimate risk oversight responsibility for Clean Diesel directly and through its committees. The direct role for the Board is to assist management in identifying risk, to evaluate management’s performance in managing risk, and, when appropriate, to request information and data to assist in that process. The Board believes that its leadership structure of a separate Chairman and Chief Executive Officer enhances the Board’s assessment of risk. The Audit Committee assesses financial risk, and reviews and approves all related party transactions and potential conflicts of interest. The Compensation and Nominating Committee oversees risks relating to the Company’s compensation policies and practices. Each Committee reports its activities and recommendations to the Board, including assessment of risk, when appropriate.

Board Leadership Structure

The Clean Diesel Board is led by a Chairman who is a non-executive director selected by the full Board on nomination of the Compensation and Nominating Committee. Except for a brief interim period in 2002 and 2003, the positions of Chairman and Chief Executive Officer have not been held by the same person since the inception of the Company. The Board believes that the Chairman is responsible for Board leadership and the Chief Executive Officer is responsible for leading the management, employees and operations of the Company and that these are two distinct and separate responsibilities. The Board believes this leadership structure is efficient and promotes good corporate governance. However, the Board continues to evaluate its leadership structure and may change it, if, in the opinion of the Board, a change is required by the needs of the Company’s business and operations.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on filings with the Securities and Exchange Commission, we believe that all our officers and directors were in compliance with 2009 filing requirements relating to beneficial ownership reports under Section 16(a) of the Securities Exchange Act of 1934, except that the following filing, relating to a single event or transaction, was delayed:  for Mr. Park a Form 3 due September 7 was filed November 2.

Item 11.Executive Compensation

SUMMARY COMPENSATION TABLE

The table below sets forth information for the year indicated with respect to compensation earned by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers as of December 31, 2009, as well as our former President and Chief Executive Officer who resigned in February 2009.  We refer to these individuals in this report as the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)		Stock Awards ($)(2)(3)		Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)		All Other Compensation ($) (5)	Total ($)
(a)	(b)	(c)	(d)		(e)		(f)	(g)		(i)	(j)

Michael L. Asmussen (6)	2009	$276,779	$	─		$16,366	$27,526	$	─	$273,212	$593,883
President and	2008	$68,385		$20,200	$	─	$33,478	$	─	$3,683	$125,746
Chief Executive
Officer

Bernhard Steiner (7)	2009	$55,675	$	─	$	─	$ ─	$	─	$296,080	$351,755
Former President and	2008	$334,574	$	─	$	─	$310,774		$47,317	$89,427	$782,092
Chief Executive
Officer

Ann B. Ruple (8)	2009	$210,000	$	─	$	─	$124,719	$	─	$27,550	$362,269
Former Vice	2008	$196,075	$	─	$	─	$149,348		$53,921	$29,229	$428,573
President, Treasurer
and Chief Financial
Officer

Timothy Rogers	2009	$217,063	$	─	$	─	$93,539	$	─	$34,981	$345,583
Executive Vice	2008	$257,056		$14,495	$	─	$129,004	$	─	$39,277	$439,832
President,
International

(1)
These bonus payments were for personal performance.  See Note 3 below.  Salary and incentive payments to Dr. Steiner and Mr. Rogers were paid in euros and sterling, respectively, and were valued by the dollar conversion rate for those currencies as reported in the Wall Street Journal with respect to banking transactions of $1 million or more as of the date accrued.

(2)	40,000 restricted shares issued to Mr. Asmussen in March 2009.
(3)
Option and restricted share awards do not represent cash paid to the optionees.  The amounts shown in these columns represent the aggregate grant date fair value of the options, as determined in accordance with FASB ASC Topic 718, disregarding any estimates of forfeitures relating to service-based vesting conditions.  The methodology of and all assumptions made in the valuation of these option awards are disclosed in Note 8 to Clean Diesel’s Consolidated Financial Statements for the fiscal year 2009.

(4)
The amount of the incentive bonus awarded to the Named Executive Officer in March 2009 for 2008 performance was based on the metrics and other criteria described below in the section regarding the 2008 Incentive Plan.

(5)
“All Other Compensation” includes 401(k) match, pension contributions, life insurance premiums, and medical and dental insurance premiums.  Further, for Mr. Asmussen, in 2009, “All Other Compensation” also includes $249,869 for the relocation of Mr. Asmussen from Michigan to Connecticut in 2009 and related tax gross-up.  For Dr. Steiner, in 2009, “All Other Compensation” also includes €201,250 ($278,374) in salary continuation and €10,000 ($13,832) as cash in lieu of medical and retirement plan benefits.  For Dr. Steiner, in 2008, “All Other Compensation” also includes €60,000 ($83,124) pursuant to his employment agreement as cash in lieu of medical and retirement plan benefits.

(6)	Mr. Asmussen commenced employment on September 3, 2008 as Vice President of Sales, Americas and became Director, President and Chief Executive Officer effective February 10, 2009.
(7)
Dr. Steiner resigned as Director, President and Chief Executive Officer of the Company in February 2009 and was replaced by Mr. Michael L. Asmussen.  Under Dr. Steiner’s Employment Agreement effective March 4, 2008 which continues until September 13, 2010, his salary and benefit continuation for the remaining term of the Agreement at April 1, 2010 will be approximately $137,000.

(8)	Ms. Ruple was terminated as Vice President, Treasurer and Chief Financial Officer effective as of April 19, 2010.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Base Salary

Executive base salaries are approved by the Compensation and Nominating Committee on recommendation of the Chief Executive Officer, except that the base salary of the Chief Executive Officer is fixed by the Committee itself.  In approving or fixing base salaries, the Committee acts in its collective business judgment and experience on what it understands to be fair, reasonable and equitable compensation in view of our requirements for recruiting and retention in a highly competitive market.  The Committee does not rely on compensation consultants.  In its deliberations, the Committee considers:

•	the executive’s compensation relative to other officers;
•	recent and expected performance of the executive;
•	our recent and expected overall performance; and
•	our overall budget for base salary increases.

In December 2008, a salary freeze was initiated, with the exception of increases for four employees, effective January 1, 2009.

Annual Incentive and Bonus Awards

2009

In 2009, no awards were made under our incentive cash bonus program, called the Management Incentive Program (“MIP”).

2008

In 2008, potential cash awards under MIP, were designed to focus our managers on the achievement of Company financial targets for that year, as well as on individual objectives established at the commencement of the year.

The 2008 MIP was structured as follows:

Participation in the incentive program was limited to managers.

Each participant in the 2008 MIP was assigned a Target Participation Percentage (“Target”) which was a percentage of annual gross salary.  The Targets assigned were:  50% for each of Mr. Rogers and Ms. Ruple.  For each participant, individual goals were set each representing a percentage of the Target, but all such goals in total not exceeding 100% of Target.  Payouts for goals attained would be evaluated as having been attained on a scale of from 70% to 125%.  No payout would be available for a goal evaluated at less than 70% and no payout could exceed 125% of a goal.

Dr. Steiner’s goals were 2008 revenues of $14 million, 40%; attain a minimum year end share price ranging from $17.50 to $22.50, 7.5% to 30%; enter into licensing arrangements, 30%.  Ms. Ruple’s goals were 2008 revenues of $14 million, 20%; implement management information technology reporting, 20%; staff development, 20%; implement credit facilities, 20%; office relocation and lease negotiation, 20%.  Mr. Roger’s goals were international revenues of $8,861,700, 50%; develop team, 20%; enter into licensing arrangements, 20%; develop business strategies, 10%.

Results under the 2008 MIP were as follows:

Dr. Steiner was recognized by the Committee as having attained in 2008, 100% of one individual goal in connection with the Company’s licensing program.  Ms. Ruple was recognized as having attained three individual goals, staff development evaluated at 75%, credit facilities evaluated at 100%, and office relocation evaluated at 100%.  In addition, while the Committee determined that Mr. Rogers had not met his individual goals, nevertheless, he was recognized by the Committee as having achieved substantial success in the management in 2008 of the Company’s international business activities and was awarded a cash bonus otherwise than pursuant to the 2008 MIP.

Long-Term Incentives

We have one equity based employee compensation plan, referred to as the Incentive Plan, approved by the stockholders in 1994 and in 2002, under which awards may be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based or non-share-based awards or combinations thereof.  Participants in the Incentive Plan may be our directors, officers, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the directors determine are key to the success of our business.

Our long-term equity incentives are stock options and are designed to focus management on the long-term success of the Company as evidenced by appreciation of the Company’s stock price over several years, by growth in its earnings per share and other elements, and thereby, to align the interests of the optionees with the interests of the stockholders.

Details concerning stock options awarded in 2009 to the Named Executive Officers and to the directors are set out in the Summary Compensation Table above.

Ownership Guidelines

We do not have a stock ownership policy for Senior Executives.

Hedging and Insider Trading Policies

We do not have a formal policy on hedging.  We prohibit trading in our securities during closed periods which are the two months before the release of annual results and one month before the release of quarterly results.

Equity Grant Practices

Under the Incentive Plan, the Board grants stock option awards for a term of not more than ten years.  Stock option awards are made by the full Board rather than the Compensation and Nominating Committee because the non-executive directors themselves are eligible for discretionary stock option awards.  The awards have an exercise price per share equal to fair market value on the grant date.  Fair market value is the mean of the high and low trading price, or if there are not trading prices, the bid and asked prices, reported in either case on The NASDAQ Stock Market LLC.  The grant date is the date of Board action but may be a future date tied to an event, such as commencement of employment.  Under the current policy of the Board, awards to employees may be exercised one-third on the grant date and one-third on each of the first and second anniversaries of the grant date; awards to new employees may be granted so as to be exercised one-third on each of the first through third anniversaries of grant; option awards may in the discretion of the Board be Incentive Stock Options under Internal Revenue Code Section 422, if awarded to U.S. employees; on resignation, options which once vested, i.e. which may then be exercised, will continue to be exercisable for time periods depending on length of employment, so that such options are exercisable for 180 days, if employed less than three years; for two years, if employed for between three and five years; for three years, if employed between five and seven years; for five years if employed more than seven years; but in no event later than the basic ten-year option term.  In case of death, total disability or normal retirement, the portion of the option then vested shall continue in force and be exercisable until the expiration of the basic ten-year term, but the then unvested portion of the option shall terminate and be of no effect.

Retirement Benefits

We have a 401(k) Plan covering substantially all U.S. employees.  The 401(k) Plan is an important factor in attracting and retaining employees as it provides an opportunity to accumulate retirement funds.  Our 401(k) Plan provides for annual deferral of up to $16,500 for individuals until age 50, $22,000 for individuals 50 and older, or, as allowed by the Internal Revenue Code.  If an employee contributes 5% to the 401(k) Plan, we match 100% of employee contributions up to 4% of employee salary.  Matching contributions vest immediately.  Costs related to this plan were $49,000, $59,000 and $34,000 in 2009, 2008 and 2007, respectively.  Effective January 1, 2009, we established a pension plan available for all full-time U.K. employees who have met minimum length-of-service requirements. Under the pension plan, the Company will contribute an amount equal to 3% of employee’s base salary per annum.  An employee may make voluntary additional contributions which the Company will match up to a further 2%.  After five years of service, the Company will increase its contribution to an amount equal to 5% of employee’s base salary.  Costs related to this plan were $24,000 in 2009.

Welfare Benefits

In order to attract and retain employees, we provide certain welfare benefit plans to its employees, which include medical and dental insurance benefits.  We may also provide other benefits to executives including term life insurance and disability insurance.  These benefits are not provided to non-employee directors.

Employment Agreements; Severance Arrangements

Each of the “Named Executive Officers” identified above in the Summary Compensation Table is party to our form of employment agreement with similar provisions.  These agreements are for indefinite terms except for Dr. Steiner whose agreement expires September 13, 2010.  Our employment agreements provide for certain severance benefits.  The severance benefit is payable in the event of termination of employment because of physical incapacity or without cause.  Termination of employment without cause is termination under circumstances other than resignation, retirement or cause and includes constructive discharge.  Termination for cause, for which no severance is payable, is termination on account of conviction or plea of guilty to a felony; any instance of fraud, embezzlement, self dealing, insider trading or similar malfeasance with respect to the Company regardless of amount; substance or alcohol abuse; or other conduct for which dismissal has been identified by us in writing as a potential disciplinary measure.

The severance benefit for incapacity for each of the officers is in the form of base salary for six months.  The severance benefit for termination without cause is base salary and benefit continuation for varying time periods depending on the employee or until the employee finds comparable employment.  Benefit continuation includes health and medical insurance and the employer’s portion of social security.  The time periods and estimated cash value of benefits are for Mr. Asmussen, twelve months ($319,000) and for Mr. Rogers, three months ($61,000).  The value of these estimated severance benefits is based on the amount of base salary and benefits payable from January 1, 2010 for the applicable time period.  For Dr. Steiner, the remaining severance benefit under his Employment Agreement effective March 4, 2008 which continues until September 13, 2010 will be, from April 1, 2010, approximately $137,000.

Under Mr. Asmussen’s employment agreement, he was awarded 40,000 restricted shares vesting one-third on each of February 10, 2010, 2011 and 2012 provided he is employed on those dates.  Mr. Asmussen was reimbursed for his reasonable expenses of relocation from Michigan to the vicinity of the Company’s headquarters in Connecticut.  Under his employment agreement, Mr. Asmussen is also eligible for a change of control bonus equal to one year’s base salary in the event of a change in control of the Company approved in advance by the Board of Directors.

Under the several employment agreements, each of the officers is indefinitely obligated to maintain confidentiality of our proprietary information and to assign inventions made in the course of employment by us.  Severance benefits are not explicitly conditioned on these undertakings.

Options Vesting on Change in Control

Under the Incentive Plan, all outstanding options shown in the table below “Outstanding Equity Awards at Fiscal Year End” for the Named Executive Officers will become immediately exercisable in the event that there is with respect to us, a “Change in Control.”  A “Change in Control” takes place if (a) any person or affiliated group becomes the beneficial owner of 51% or more of our outstanding securities; (b) in any two-year period, persons in the majority of the Board cease being so unless the nomination of the new directors was approved by the former directors when they were in office; (c) a business combination takes place where our shares of Common Stock are converted to cash, securities or other property, but not in a transaction in which our stockholders have proportionately the same share ownership before and after the transaction; or (d) our stockholders approve of a plan for our liquidation or dissolution.

Indemnification and Insurance

Under our Certificate of Incorporation, indemnification is afforded our directors and executive officers to the fullest extent permitted by Delaware law.  Such indemnification also includes payment of any costs which an indemnitee incurs because of claims against the indemnitee and provides for advancement to the indemnitee of those costs, including legal fees.  We are, however, not obligated to provide indemnity and costs where it is adjudicated that the indemnitee did not act in good faith in the reasonable belief that the indemnitee’s actions were in our best interests, or, in the case of a settlement of a claim, such determination is made by our Board.

We carry insurance providing indemnification, under certain circumstances, to all of our directors and officers for claims against them by reason of, among other things, any act or failure to act in their capacities as directors or officers.  The current annual premium for this policy is $43,000.

No payments have been made to any of our past or present directors or officers for such indemnification or under any insurance policy.

Compensation Recovery Policies

We maintain a policy that we will evaluate in appropriate circumstances whether to seek the reimbursement of certain compensation awards paid to an executive officer, if such executive engages in misconduct that caused or partially caused a restatement of our financial results, in accordance with section 304 of the Sarbanes-Oxley Act of 2002.  If circumstances warrant, we will seek to recover appropriate portions of the executive officer’s compensation for the relevant period, as provided by law.

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

Accounting for Equity-Based Compensation

On January 1, 2006, we began accounting for the equity-based compensation issued under the Incentive Plan in accordance with FASB ASC Topic 718.

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

OPTION EXERCISES AND STOCK VESTED

As mentioned above, we have one equity-based employee compensation plan, the Incentive Plan, under which awards may be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based or non-share-based awards or combinations thereof.  There were no exercises of stock options during 2009 by the Named Executive Officers and none of the stock awards vested in 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets out information as to the Named Executive Officers concerning their unexercised options awards, by award outstanding at fiscal 2009 year end.

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price		Option Expiration Date (1)
(a)	(b)	(c)	(d)		(e)
Michael L. Asmussen (2)	3,333 1,667	6,667 3,333	$ $	8.40 2.705	09/03/18 12/22/18

Bernhard Steiner	30,000 10,000 20,000 38,000 23,333 6,667	─ ─ ─ ─ ─ ─	$ $ $ $ $ $	9.20 9.70 5.10 9.10 19.125 2.705	02/11/11 02/11/11 02/11/11 02/11/11 02/11/11 02/11/11

Ann B. Ruple	10,000 20,000 13,333	─ ─ 6,667	$ $ $	8.25 19.125 2.705	12/13/16 12/18/17 12/22/18

Timothy Rogers	20,000 4,000 3,333 13,000 15,000 10,000	─ ─ ─ ─ ─ 5,000	$ $ $ $ $ $	9.75 9.70 5.10 9.10 19.125 2.705	09/30/13 12/09/14 12/20/15 01/04/17 12/18/17 12/22/18

(1)
The option expiration date indicated is the tenth anniversary of the date of grant.  Each of the foregoing options is for a ten-year term and vests as to the shares granted, one-third on grant and one-third on each of the first and second anniversaries of grant.  On resignation, those of the above options which are then vested may continue to be exercisable for time periods depending on length of employment, so that such options are exercisable for 180 days, if employed less than three years; for two years, if employed for between three and five years; for three years, if employed between five and seven years; for five years if employed more than seven years; but in no event later than the basic ten-year option term.  In case of death, total disability or normal retirement, the portion of the option then vested shall continue in force and be exercisable until the expiration of the basic ten-year term, but the then unvested portion of the option shall terminate and be of no effect.

(2)	40,000 shares restricted common stock award unvested.

DIRECTOR COMPENSATION

At the commencement of 2009, our directors were paid an annual retainer of $30,000, and the Chairman of the Board and the Chairman of the Audit Committee were each paid retainers of $30,000 and $10,000, respectively. Retainers are paid quarterly in arrears. Effective July 1, 2009, the Board agreed to reduce those retainers by 50%. Thus for the full year the retainers paid were $22,500 as a director, $22, 500 as Chairman of the Board and $7, 500 as Chairman of the Audit Committee. On March 26, 2010, the Board agreed to reinstate the original compensation schedule.  There are no meeting fees.  Directors are also eligible for stock option awards.  Stock option awards to non-executive directors are, under the current policy of the Board, for a ten-year term and are fully vested when granted.  Directors who are also our employees or executive officers receive no compensation for their service as directors as such, and accordingly, Messrs. Grinnell and Asmussen are not included in the table.

Summary Director Compensation Table

The following table shows for our non-executive directors all compensation earned in 2009 on account of fees, whether paid in cash or stock, and stock option awards.

Name	Fees Earned Or Paid in Cash ($)	Option Awards ($)	Total ($)

J. A. de Havilland	$22,500	─	$22,500

D. R. Gray (4)	47,379	─	47,379

J. J. McCloy II (2)	17,379	─	17,379

D. F. Merrion	22,500	─	22,500

M. Park (1)	10,323	─	10,323

D. R. Gammon (3)	11,083	─	11,083

(1) Elected as a director August 26, 2009. Elected as chairman August 28, 2009.
(2) Resigned as a director August 28, 2009.
(3) Resigned as a director May 13, 2009. (4) Resigned as chairman August 28, 2009.

NON-EMPLOYEE DIRECTORS OUTSTANDING STOCK OPTIONS AT 2009 FISCAL YEAR END

The following table sets out by grant date the outstanding options held at year end 2009 by the non-employee directors.  All of these options are vested.

Name	Number of Securities Underlying Unexercised Options #	Option Exercise Price	Option Expiration Date (1)
(a)	(b)	(c)	(d)

John A. de Havilland	2,000	$12.50	02/10/10
	2,000	$9.825	03/14/11
	5,000	$14.50	03/13/12
	4,000	$8.25	06/11/13
	2,000	$15.35	12/02/13
	3,000	$9.70	12/09/14
	3,000	$5.10	12/20/15
	5,000	$9.10	01/04/17
	7,000	$19.125	12/18/17
	7,000	$2.705	12/22/18

Derek R. Gray	2,000	$12.50	02/10/10
	2,000	$9.825	03/14/11
	5,000	$14.50	03/13/12
	7,000	$8.25	06/11/13
	4,000	$15.35	12/02/13
	5,000	$9.70	12/09/14
	3,000	$5.10	12/20/15
	10,000	$9.10	01/04/17
	12,500	$19.125	12/18/17
	12,500	$2.705	12/22/18

David F. Merrion	11,000	$8.375	11/13/16
	5,000	$9.10	01/04/17
	7,000	$19.125	12/18/17
	7,000	$2.705	12/22/18

Mungo Park	─	$ ─	─

(1) Each of these options is for a ten-year term and was fully vested on date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

The following table sets forth information known to us regarding the beneficial ownership of Common Stock as of April 28, 2010 by:  (i) each person owning beneficially more than five percent of the outstanding shares of Common Stock; (ii) each of our directors; (iii) the Named Executive Officers; and (iv) all directors and executive officers as a group.

Beneficial Owner Name and Address (1)	No. of Shares (2)(3)	Percentage Beneficially Owned (4)
Ruffer LLP (3)	1,196,561	14.6%
Hawkwood Fund Limited (3)	458,148	5.6%

Directors and Named Executive Officers

Michael L. Asmussen	68,333	*
John A. de Havilland	53,718	*
Derek R. Gray	195,791	2.3%
Charles W. Grinnell	62,193	*
David F. Merrion	30,000	*
Mungo Park	283,974	3.3%
Timothy Rogers	65,733	*
Ann B. Ruple	2,421	*
Bernhard Steiner	162,090	1.9%
All Directors and Officers as a Group (11 persons)	954,721	10.7%

* Less than 1%

(1)
The address of Ruffer LLP is 80 Queen Victoria Street, London SW1E 52C; and of Hawkwood Fund Limited is The Jersey Trust Company, Elizabeth House, 9 Castle Street, St. Helier, Jersey, Channel Islands JE4 2QP; of Avenir Finances S.A. is Channel House, Forest Lane, St. Peter Port, Guernsey GY1 4HL, U.K.; the address of directors and Named Executive Officers is c/o Clean Diesel Technologies, Inc., Suite 1100, 10 Middle Street, Bridgeport, Connecticut 06604.

(2)
In addition to shares issued and outstanding, includes shares subject to options or warrants exercisable within 60 days for Ruffer LLP, 8,090 shares; Mr. Asmussen, 18,333 shares; Mr. de Havilland, 40,430 shares; Mr. Gray, 64,749 shares; Mr. Grinnell, 56,000 shares; Mr. Merrion, 30,000 shares; Mr. Park, 283,974 shares held by Innovator Capital Limited of which Mr. Park is a principal; Mr. Rogers, 65,333 shares; Dr. Steiner, 128,000 shares; and, for all directors and officers as a group, 714,953 shares.  The amounts for Mr. de Havilland, Mr. Gray, and for directors and officers as a group do not include for Mr. de Havilland, 8,026 shares, and for Mr. Gray, 49,215 shares, which are held respectively by their adult children and as to which Mr. de Havilland and Mr. Gray disclaim beneficial ownership.

(3)
To our knowledge, the directors and Named Executive Officers hold sole beneficial ownership and investment power over the shares reported; and the remaining beneficial owners have at least shared investment power over their shareholdings.

(4)	The percentages are percentages of outstanding stock and have been calculated by including warrants and options exercisable within 60 days by the respective stockholders calculated individually.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Private Placements

In March 2009, we issued 40,000 restricted shares of our common stock under our Incentive Plan to the Company’s President and Chief Executive Officer.

On October 1, 2009, our directors, Michael Asmussen, who also serves as President and Chief Executive Officer, and Derek Gray, purchased 10,000 shares and 25,684 shares, respectively, of our common stock.  Total shares acquired were 35,684 and total proceeds based on the October 1, 2009 NASDAQ consolidated closing bid price of $1.65 on the effective date of the Company offer, were $58,878.60.  The proceeds will be used for the general corporate purposes of the Company.  The shares are restricted shares issued pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

Agreements with Related Persons

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

Innovator Capital

We have retained the services of Innovator and have incurred costs as summarized in the following table:

(in thousands)
	Years ended December 31,
	2009	2008	2007
Financial advisory fees	$30	$268	$207 $
Merger and acquisition fees	14		
Private placement fees			986
Total	$44	$268	$1,193

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

On November 20, 2009, the Company entered into an engagement letter with Innovator to provide financing and merger and acquisition services.  The engagement letter has a term expiring on June 30, 2010, during which Innovator will (i) act for the Company in arranging a private placement financing of $1 million to $1.5 million from the sale of the Company’s common stock and warrants and (ii) assist the Company in merger and acquisition activities.

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

David Merrion

Effective January 27, 2010, we engaged David F. Merrion, a director of the Company, to perform consulting services for us as an expert witness for a Clean Diesel patent application with respect to diesel engine technology.  Mr. Merrion earned a total of $19,963 for those services.

Director Independence

Messrs. Gray, de Havilland and Merrion are independent directors under the requirements of the NASDAQ listing standards.  The members of our Audit Committee, Messrs. de Havilland and Gray are also independent under the more restrictive independence standards applicable to Audit Committee members within the meaning of the applicable NASDAQ listing standards and SEC rules.  Mr. Asmussen, Mr. Grinnell, and Mr. Park are not independent under applicable NASDAQ listing standards and SEC rules.

On September 15, 2009, we received a Nasdaq Staff Deficiency Letter indicating that we fail to comply with Nasdaq Listing Rule 5605(c)(4)(A) because we do not have at least three Audit Committee members and Listing Rule 5605(b)(1) because its Board does not have a majority of independent directors. These deficiencies occurred on August 28, 2009 when Mr. John J. McCloy II, who had been an Audit Committee member, resigned as a director leaving the Audit Committee with two members and the Board with three independent directors and three non-independent directors.  We have a cure period to regain compliance which shall be until the earlier of the date of the next annual meeting of stockholders or August 28, 2010.  Our Board has determined to recruit an appropriate new director to cure the deficiencies mentioned above.

Item 14.Principal Accounting Fees and Services

Audit Fees

Fees for professional services provided by Eisner LLP in the last two fiscal years by category were:

	2009	2008

Audit Fees	$165,300	$224,500
Audit-Related Fees	1,300	11,632
Tax Fees	─	─
All Other Fees	─	─
	$166,600	$236,132

Audit fees include fees for the audit of the financial statements, quarterly reviews and Sarbanes-Oxley Section 404 internal controls.  Audit-related fees were for services in connection with Clean Diesel’s filing with the Securities and Exchange Commission of a registration statement for the resale of Common Stock and Warrants in 2009 and a registration statement for the shares reserved for sale under the Clean Diesel Incentive Plan.

Pre-Approval Policies and Procedures

The Clean Diesel Audit Committee policy is that it must approve in advance an engagement of our independent registered public accounting firm for any audit or non-audit service. All fees were pre-approved by the Audit Committee.

Part IV

Item 15.Exhibits and Financial Statement Schedules

(b)         Exhibits

10(x)	Form of 2000 Series Warrants (incorporated by reference to Schedule B of Exhibit 10(o) to Annual Report on Form 10-K filed on March 23, 2001)

#10(y)	Form of 2003 Series Warrants

#10(z)(1)	Description of Ardour Capital Warrants

#10(z)(2)	Description of Innovator Capital Warrants

#31(a)	Section 302 CEO Certification

#31(b)	Section 302 CFO Certification

___________________________________
#	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC

April 30, 2010	By:	/s/	Michael L. Asmussen
Date			Michael L. Asmussen
Chief Executive Officer, President and Director