Form 10-Q
period 2010-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2010-05-14
CIK 949428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33710

CLEAN DIESEL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1393453 (I.R.S. Employer Identification No.)

10 Middle Street, Suite 1100, Bridgeport, CT (Address of principal executive offices)	06604 (Zip Code)
(203) 416-5290
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 10, 2010, there were 8,213,988 outstanding shares of the registrant’s common stock, par value $0.01 per share.

CLEAN DIESEL TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2010

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$2,257	$2,772
Investments	10,475	11,725
Accounts receivable, net of allowance of $218 and $232, respectively	522	148
Inventories, net	887	1,059
Other current assets	128	294

Total current assets	14,269	15,998
Patents, net	908	898
Fixed assets, net of accumulated depreciation of $396 and $505, respectively	270	294
Other assets	55	57

Total assets	$15,502	$17,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$405	$301
Accrued expenses	618	675
Short-term debt	6,900	7,693

Total current liabilities	7,923	8,669
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 12,000,000; issued and outstanding 8,213,988 and 8,213,988 shares, respectively	82	82
Additional paid-in capital	74,724	74,694
Accumulated other comprehensive loss	(435)	(381)
Accumulated deficit	(66,792)	(65,817)

Total stockholders’ equity	7,579	8,578

Total liabilities and stockholders’ equity	$15,502	$17,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share amounts)
	(Unaudited)

Revenue:
Product sales	$612	$312
Technology licensing fees and royalties	33	34
Consulting and other	38	—

Total revenue	683	346
Costs and expenses:
Cost of product sales	465	234
Cost of licensing fees and royalties	—	—
Cost of consulting and other revenues	—	—
Selling, general and administrative	1,221	1,952
Severance charge	(103)	510
Research and development	53	59
Patent amortization and other expense	49	69

Operating costs and expenses	1,685	2,824
Loss from operations	(1,002)	(2,478)
Other income (expense):
Interest income	60	92
Other income (expense), net	(33)	(121)

Net loss	$(975)	$(2,507)

Basic and diluted loss per common share	$(0.12)	$(0.31)

Basic and diluted weighted-average number of common shares outstanding	8,181	8,138

The accompanying notes are an integral part of the condensed consolidated financial statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
	(Unaudited)

Operating activities
Net loss	$(975)	$(2,507)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	47	47
Compensation expense for options, warrants and stock awards	30	206
Unrealized loss on investments, net	—	72
Loss on abandonment of patents	3	34
Changes in operating assets and liabilities:
Accounts receivable	(374)	235
Inventories, net	172	11
Other current assets and other assets	168	12
Accounts payable, accrued expenses and other liabilities	47	123

Net cash used for operating activities	(882)	(1,767)

Investing activities
Sale of investments	1,250	—
Patent costs	(29)	(24)
Purchase of fixed assets	(9)	(116)

Net cash provided by (used for) investing activities	1,212	(140)

Financing activities
Proceeds from short-term debt	498	3,471
Repayment of short-term debt	(1,291)	(25)
Net cash (used for) provided by financing activities	(793)	3,446

Effect of exchange rate changes on cash	(52)	(9)
Net (decrease) increase in cash and cash equivalents	$(515)	$1,530
Cash and cash equivalents at beginning of the period	2,772	3,976

Cash and cash equivalents at end of the period	$2,257	$5,506

Supplemental non-cash activities:
Accumulated amortization of abandoned assets	$2	$3
Supplemental disclosures:
Cash paid for interest	$24	$20

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim condensed consolidated financial statements should be read in conjunction with Clean Diesel’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Revision of Prior Period Amounts:

In preparing its financial statements for the three months ended March 31, 2010, Clean Diesel discovered certain errors related to accounting for patents. These errors resulted in the overstatement of Patents, net and the understatement of patent costs for 2009. In accordance with SEC Staff accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), Clean Diesel evaluated these errors and determined that they were immaterial to the each reporting period affected and, therefore, amendment of previously filed reports was not required. However, if the adjustments to correct the cumulative errors had been recorded in the first quarter 2010, Clean Diesel believes the impact would have been significant to the first quarter and would impact comparisons to prior periods. As permitted by SAB 108, Clean Diesel revised in the current filing and plans to revise in the next filings of its quarterly and annual consolidated financial statements previously reported annual and quarterly results for 2009 for these immaterial amounts.

The Consolidated Balance Sheet at December 31, 2009 was revised to reflect the cumulative effect of these errors which resulted in an increase in Accumulated deficit of $185,000. Also, in accordance with SAB 108, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been revised as follows:

Condensed Consolidated Balance Sheet — December 31, 2009

	As previously
	reported	Adjustment	Revised
	(In thousands)

Patents, net	$1,083	$(185)	$898
Total assets	17,432	(185)	17,247
Accumulated deficit	(65,632)	(185)	(65,817)
Total stockholder’s equity	8,763	(185)	8,578
Total liabilities and stockholders’ equity	17,432	(185)	17,247

Condensed Consolidated Statement of Operations — Three Months Ended March 31, 2009

	As previously
	reported	Adjustment	Revised
	(In thousands)

Patent amortization and other expense	$35	$34	$69
Operating costs and expenses	2,790	34	2,824
Loss from operations	(2,444)	(34)	(2,478)
Net loss	(2,473)	(34)	(2,507)
Basic and diluted loss per common share	(0.30)	—	(0.31)

Condensed Consolidated Statement of Cash Flows — Three Months Ended March 31, 2009

	As previously
	reported	Adjustment	Revised
	(In thousands)

Net loss	$(2,473)	$(34)	$(2,507)
Loss on abandonment of patents	—	34	34
Accumulated amortization of abandoned assets	—	3	3

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

Patent Expense:

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to twenty years. During the three months ended March 31, 2010, we capitalized $29,000 of patent costs and recognized a $3,000 loss on the abandonment of certain patents and patent applications. Indirect and other patent-related costs are expensed as incurred. Patent amortization expense for the three months ended March 31, 2010 and March 31, 2009 was $16,000 and $11,000, respectively. At March 31, 2010 and December 31, 2009, the Company’s patents, net of accumulated amortization, were $908,000 and $898,000, respectively.

Basic and Diluted Loss per Common Share:

Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period. Diluted loss per share is computed in a manner similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method. The Company’s computation of diluted net loss per share for the three months ended March 31, 2010 and 2009 does not include common share equivalents associated with 818,744 and 972,078 options, respectively, and 407,493 and 424,992 warrants, respectively, as the result would be anti-dilutive. Further, per share effects of the 26,667 and 40,000 unvested restricted shares under a stock award have not been included in the diluted net loss per share for the three months ended March 31, 2010 and 2009, respectively, as the result would be anti-dilutive.

Income Taxes:

At March 31, 2010, there were no unrecognized tax benefits. It is the Company’s policy to classify in the financial statements accrued interest and penalties attributable to a tax position as income taxes.

Utilization of CDT’s U.S. federal tax loss carryforwards for the period prior to December 12, 1995 is limited as a result of the ownership change in excess of 50% attributable to the 1995 Fuel-Tech N.V. rights offering to a maximum annual allowance of $734,500. Utilization of CDT’s U.S. federal tax loss carryforwards for the period after December 12, 1995 and before December 30, 2006 is limited as a result of the ownership change in excess of 50% attributable to the private placement which was effective December 29, 2006 to a maximum annual allowance of $2,518,985. Utilization of CDT’s tax losses subsequent to 2006 may be limited due to cumulative ownership changes in any future three-year period.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our tax years after 2006 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

Selling, General and Administrative Expense:

Selling, general and administrative expense is summarized as the following:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Compensation and benefits	$620	$1,016
Non-cash stock-based compensation	30	202

Total compensation and benefits	650	1,218
Professional services	326	247
Travel	51	111
Occupancy	122	235
Sales and marketing expenses	7	52
Depreciation and all other	65	89

Total selling, general and administrative expenses	$1,221	$1,952

Aggregate non-cash stock-based compensation charges incurred by the Company in the three months ended March 31, 2010 and 2009 were $30,000 and $206,000, respectively, (including zero and $4,000, respectively, in research and development expenses).

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

Recently Adopted and Recently Issued Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (“FASB”) published Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies improved disclosure requirements related to fair value measurements and disclosures in Overall Subtopic 820-10 of the FASB Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard will not have a material impact on the Company’s financial position and results of operations.

Note 2.	Investments

The Company’s investments consist of auction rate securities (“ARS”) and an auction rate securities right (“ARSR”). The Company accounts for its ARS investments based upon accounting standards that provide for determination of the appropriate classification of investments. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders’ equity. Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on our condensed consolidated statements of operations.

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s investments as of March 31, 2010 and December 31, 2009 have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The fair value of the investments may be revised in future periods as market conditions evolve. Investments are comprised of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)

Auction rate securities	$9,461	$10,577
Auction rate securities right	1,014	1,148

Total investments	$10,475	$11,725
Classified as current assets	10,475	11,725

Classified as non-current assets	$—	$—

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

In March 2010, UBS purchased one of our ARS instruments at par value. UBS applied the sale proceeds of $1,250,000 to reduce the outstanding borrowing under our UBS credit facility (see Note 4.). This action is pursuant to the terms of the UBS Offer that grants UBS the right to purchase ARS from our account at par value plus accrued interest and apply all proceeds to the outstanding debt. As such, UBS has modified the amount we are eligible to borrow based upon 75% of the UBS-determined value of the ARS.

The fair value of the ARS was approximately $9.5 million (par value of $10.5 million) at March 31, 2010 and $10.6 million at December 31, 2009. The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk. The Company also recorded the ARSR at an initial fair value of $1.3 million. The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows were subtracted from the current fair market value of the securities and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk. In the three months ended March 31, 2010, we recorded a gain of $134,000 on the ARS and a loss of $134,000 on the ARSR, resulting in no impact on our results of operation. In the three months ended March 31, 2009, we recorded a gain of $34,000 on the ARS and a loss of $106,000 on the ARSR, resulting in a $72,000 net loss included in other income (expense) on our condensed consolidated statements of operations.

Classification of investments as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. At March 31, 2010 and December 31, 2009, the Company classified all investments as current based on management’s intention and ability to liquidate the investments by June 30, 2010.

The Company will be exposed to credit risk should UBS be unable to fulfill its commitment under the Offer. In the event that UBS is unable to perform upon our exercise of the ARS put right on or after June 30, 2010, we would have to sell the underlying securities at a discount which would negatively impact our future cash flows.

Interest income for the three months ended March 31, 2010 and March 31, 2009 was approximately $60,000 and $92,000, respectively. Accrued interest receivable at March 31, 2010 and December 31, 2009 was approximately $12,000 and $7,000, respectively.

The table below includes a rollforward of the Company’s investments in ARS and ARSR for the three months ended March 31, 2010:

2010
Significant
Unobservable
Inputs
(Level 3)
(In thousands)

Fair value at beginning of period	$11,725
Purchases	—
Sales	(1,250)
Transfers (out) in	—
Unrealized gain (loss) included in statement of operations	—

Fair value at end of period	$10,475

Change in unrealized gain (loss)	$—

Note 3.	Inventories

Inventories are stated at the lower of cost or market with cost determined using the average cost method. Inventories consist of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)

Finished Platinum Plus fuel-borne catalyst	$185	$85
Platinum concentrate/metal	262	449
Hardware	443	587
Other	67	11

	$957	$1,132
Less: inventory reserves	(70)	(73)

Inventories, net	$887	$1,059

Note 4.	Short-term Debt

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

In November 2008, the Company accepted the Offer from UBS AG (see Note 2). UBS committed to loan us 75% of the value of the ARS as determined by UBS at any time until the ARSR is exercised. We applied for the loan which UBS committed would be on a no net cost basis to the Company. UBS approved our credit application on January 14, 2009 and approved a $6.5 million credit facility pursuant to its Offer. On September 4, 2009, we arranged an increase of the credit line to $7.7 million.

In March 2010, UBS purchased one of our ARS instruments at par value. UBS applied the sale proceeds of $1,250,000 to reduce the outstanding debt. This action was pursuant to the terms of the UBS Offer that grants UBS the right to purchase ARS from our account at par value plus accrued interest and apply all proceeds to the outstanding debt. As such, UBS modified the amount we are eligible to borrow based upon 75% of the UBS-determined value of the ARS to approximately $6.9 million.

The outstanding balance of the short-term debt at March 31, 2010 and December 31, 2009 was $6.9 million and $7.7 million, respectively.

Our ARS serve as collateral for the loan which is payable upon demand. If UBS should demand repayment prior to the commencement of the exercise period for our ARSR (June 30, 2010), UBS will arrange alternative financing with substantially the same terms and conditions. If alternative financing cannot be established, UBS will purchase our pledged ARS at par value. Interest is calculated at the weighted average rate of interest we earn on the ARS. Interest is payable monthly. Interest expense for the three months ended March 31, 2010 and 2009 was approximately $27,000 and $20,000, respectively. Accrued interest payable at March 31, 2010 was approximately $3,000.

Note 5.	Stockholders’ Equity

In March 2009, we issued 40,000 restricted shares of our common stock under our Incentive Plan (see Note 6).

In the first three months of 2010, there was no activity in the Company’s warrants. At March 31, 2010, the Company had 407,493 warrants outstanding, exercisable at a weighted-average exercise price of $11.51 with a weighted-average remaining life of 2.2 years.

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

Share-based compensation cost recognized under ASC 718 was approximately $30,000 and $206,000 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was approximately $0.1 million of unrecognized compensation cost related to stock options and restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.7 years.

The following table summarizes information concerning stock options outstanding including the related transactions under the Plan for the three months ended March 31, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares*	Price	Term in Years	Value

Options Outstanding as of December 31, 2009	876,410	$10.40
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(57,666)	$12.30

Options outstanding as of March 31, 2010	818,744	$10.27	4.2	$—

Options exercisable as of March 31, 2010	781,744	$10.58	3.9	$—

*	Table does not include 40,000 shares issued in 2009 as a restricted stock award under the Plan.

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2010, which would have been received by the holders had all holders of awards and options in the money exercised their options as of that date.

No stock options were exercised in the three months ended March 31, 2010 and 2009.

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

Note 7.	Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of its business. The litigation process is inherently uncertain, and the Company cannot guarantee that the outcome of existing proceedings will be favorable for the Company or that they will not be material to the Company’s business, results of operations or financial position. However, the Company does not currently believe these matters will have a material adverse effect on its business, results or financial position.

Note 8.	Related Party Transactions

Mr. Park, our Chairman, is also a principal and chairman of Innovator Capital Limited, a financial services company based in London, England, which firm has provided services to the Company. On November 20, 2009, the Company entered into an engagement letter with Innovator to provide financing and merger and acquisition services (“Engagement Letter”). The Engagement Letter had an initial three month term during which Innovator would (i) act for the Company in arranging a private placement financing of $3.0 million to $4.0 million from the sale of the Company’s common stock and warrants and (ii) assist the Company in merger and acquisition activities. Effective February 20, 2010, the Company extended the term of the Engagement Letter to June 30, 2010 and revised the minimum and maximum range of private placement financing to $1.0 million to $1.5 million.

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

For its merger and acquisition services, Innovator will receive monthly retainer fees of $10,000 and success fees as a percentage of transaction value of five percent (5%) on the first $10.0 million, four percent (4%) on the next $3.0 million, three percent (3%) on the next $2.0 million, and two percent (2%) on amounts above $15.0 million in connection with possible merger and acquisition transactions. Success fees are payable in cash or shares or a combination of cash or shares as determined by the Board of the Company.

The Engagement Letter further provides that retainer fees may be deducted from success fees, that Innovator shall be reimbursed for its ordinary and necessary out of pocket expenses, that the Engagement Letter is subject to Delaware law, and that disputes between the parties are subject to arbitration.

Selling, general and administrative expenses for the three months ended March 31, 2010 include $30,000 related to services rendered by Innovator Capital under the terms of the Engagement Letter.

Effective January 27, 2010, we engaged David F. Merrion, a director of the Company, to perform consulting services for us as an expert witness in an administrative proceeding related to a patent application with respect to diesel engine technology. Mr. Merrion will be paid for his services, as requested from time to time by the Company, at the rate of $300 per hour or a daily maximum of $3,000 per day. In the three months ended March 31, 2010, the Company incurred costs of approximately $20,000 under this agreement.

Note 9.	Significant Customers

For the three months ended March 31, 2010 and 2009, revenue derived from certain customers comprised 10% or more of our consolidated revenue as set forth in the table below:

	Three Months Ended
	March 31,
	2010	2009

Customer A	53.9%	*
Customer B	*	38.3%

*	Represents less than 10% revenue for that customer in the applicable period. There were no other customers that represented 10% or more of revenue for the periods indicated.

At March 31, 2010, Clean Diesel had two customers (one customer is not included in the table above) that represented approximately 59.3% of its gross accounts receivable balance.

Note 10.	Comprehensive Loss

Components of comprehensive loss:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Net loss	$(975)	$(2,507)
Other comprehensive income (loss):
Foreign currency translation adjustment	(54)	(9)

Comprehensive loss	$(1,029)	$(2,516)

Note 11.	Geographic Information

CDT sells its products and licenses its technologies throughout the world. A geographic distribution of revenue consists of the following:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

U.S.	$138	$221
U.K./Europe	518	97
Asia	27	28

Total revenue	$683	$346

The Company has patent coverage in North and South America, Europe, Asia, Africa and Australia. As of March 31, 2010 and December 31, 2009, the Company’s assets comprise the following:

	March 31,	December 31,
	2010	2009
	(In thousands)

U.S.	$13,771	$15,551
Foreign	1,731	1,696

Total assets	$15,502	$17,247

Note 12.	Severance Charges

On February 10, 2009, the Company’s Board of Directors elected Michael L. Asmussen as President and Chief Executive Officer replacing Dr. Bernhard Steiner. As a consequence of his termination of employment, Dr. Steiner is entitled to salary of approximately $315,445 (EUR 241,500) per annum until September 13, 2010, the remainder of his contract term, along with specified expenses not to exceed an aggregate of approximately $4,300, to be paid in monthly installments. During the three months ended March 31, 2009, the Company recognized a severance charge of $510,000 for this obligation.

On August 4, 2009, the Board of Directors adopted a plan to implement a company-wide reduction in force effective August 7, 2009. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized approximately $448,000 in severance charges in the third quarter of 2009. During the three months ended March 31, 2010, the Company reversed $103,000 of its severance accrual to recognize a reduction in the Company’s obligations under these severance arrangements.

A summary of the activity in the severance accrual is as follows:

(In thousands)

Balance at December 31, 2009	$389
Provisions (Reversals)	(103)
Payments	(146)

Balance at March 31, 2010	$140

Note 13.	Subsequent Events

Effective April 19, 2010, our Board of Directors terminated the employment of Ann B. Ruple and her appointment as Vice President, Treasurer and Chief Financial Officer. Also on the same date, our Board of Directors appointed John B. Wynne, 48, as Vice President, Treasurer and Interim Chief Financial Officer to be effective on April 23, 2010. Mr. Wynne has been a partner of Tatum, LLC since 2005. Tatum is an executive services firm and is furnishing to Clean Diesel the services of Mr. Wynne as Interim Chief Financial Officer.

In May 2010, UBS purchased one of our ARS instruments at par value in the amount of $3.5 million and applied the proceeds to reduce the outstanding borrowing under our UBS credit facility (See Note 4). This action is pursuant to the terms of the UBS Offer that grants UBS the right to purchase ARS from our account at par value plus accrued interest and apply all proceeds to the outstanding debt. As such, UBS has modified the amount we are eligible to borrow based upon 75% of the UBS-determined value of the ARS. On May 6, 2010, UBS advised us that we have approximately $1.2 million available under our UBS credit facility.

Effective May 10, 2010, Mr. John A. de Havilland resigned as a director of the Company.

On May 13, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Catalytic Solutions, Inc. (“CSI”) (AIM: CTS and CTSU), a global manufacturer and distributor of emissions control systems and products based in Ventura, CA. The proposed merger is a transaction that will result in the combination of the businesses of Clean Diesel and CSI, whereby CSI will become a wholly-owned subsidiary of Clean Diesel (the “Merger”). Under the terms of the Merger Agreement:

•	In exchange for their shares of CSI common stock, the shareholders of CSI will receive shares, and warrants to purchase shares, of Clean Diesel common stock. CSI shareholders will receive such numbers of Clean Diesel common stock so that after the Merger, CSI will own approximately 60% of the outstanding shares of Clean Diesel common stock, subject to adjustment for the cash position, as defined in the Merger Agreement, of CSI and Clean Diesel, at the earlier of closing or June 30, 2010. In addition, CSI shareholders will receive warrants to purchase up to 3 million shares of Clean Diesel common stock.

•	The Merger is conditional among other matters on obtaining Clean Diesel stockholder approval and CSI shareholder approval and also a number of further closing requirements including that Clean Diesel has $4.5 million and CSI has $2.0 million in cash or equivalent at the time of the Merger.

In connection with the proposed merger, the Company in a Regulation S offering, has received commitment letters from existing stockholders to raise approximately $1.0 million for the issuance of additional shares of common stock and warrants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical facts, so-called “forward-looking statements,” are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company’s filings with the Securities and Exchange Commission. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Three Months ended March 31, 2010 Compared to Three Months ended March 31, 2009

Total revenue in the three months ended March 31, 2010 was $683,000 compared to $346,000 in the three months ended March 31, 2009, an increase of $337,000, or 97.4%, reflecting increased traction in the Company’s attempt to establish itself in the retrofit space. Operating revenue for the three months ended March 31, 2010 consisted of approximately 89.6% in product sales, 4.8% in technology licensing fees and royalties, and 5.6% in grant revenue. Of our operating revenue for the three months ended March 31, 2009, approximately 90.2% was from product sales and 9.8% was from technology licensing fees and royalties. The mix of our revenue sources during any reporting period may have a material impact on our operating results. In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Product sales were $612,000 in the first quarter of 2010 compared to $312,000 in the same quarter of 2009, an increase of $300,000. This increase in product sales was attributable primarily to higher demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst. We received approval in October 2007 from Transport for London to supply our Purifier Systems as an emission reduction solution that meets the standards established for the London Low Emission Zone. The deadlines for compliance with the London Low Emission Zone will be phased in over time for different classifications of vehicles. February 2008 was the compliance deadline for vehicles greater than 12 metric tons and July 2008 was the compliance deadline for motor coaches and vehicles greater than 3.5 metric tons. The next compliance deadlines for the London Low Emission Zone are in 2010 and 2012, although the Mayor of London has proposed suspension of the 2010 deadline. The sales of our Purifier Systems for compliance with the requirements of the London Low Emission Zone provide us with recurring revenue from use of our Platinum Plus fuel-borne catalyst that enables the regeneration of the diesel particulate filter. We believe we will have the opportunity to expand this business opportunity as we build the infrastructure required to address additional low emission zones throughout Europe and elsewhere.

Our technology licensing fees and royalties were essentially flat year over year with $33,000 in the three months ended March 31, 2010 compared to $34,000 in the same quarter of 2009. These revenues are primarily attributable to royalties related to our ARIS® technologies. While we have not executed new technology license agreements in 2010, we continue our efforts to consummate technology license agreements with manufacturers and component suppliers for the use of our ARIS technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.

Our total cost of revenue was $465,000 in the three month period ended March 31, 2010 compared to $234,000 in the three month period ended March 31, 2009. The increase in our cost of sales is due to higher product sales volume. Our gross profit as a percentage of revenue was 31.9% and 32.4% for the three month periods ended March 31, 2010 and 2009, respectively.

Our cost of revenue — product sales includes the costs we incur to formulate our finished products into saleable form for our customers, including material costs, labor and processing costs charged to us by our outsourced blenders, installers and other vendors, packaging costs incurred by our outsourced suppliers, freight costs to customers and inbound freight charges from our suppliers. Our inventory is primarily maintained off-site by our outsourced suppliers. To date, our purchasing, receiving, inspection and internal transfer costs have been insignificant and have been included in cost of revenue — product sales. In addition, in 2009 the costs of our warehouse of approximately $21,000 per year were included in selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of revenue and others like us exclude a portion of such costs from gross margin, including such costs instead within operating expenses. Cost of revenue — licensing fees and royalties is zero as there are no incremental costs associated with the revenue. Cost of consulting and other revenue includes incremental out of pocket costs to provide consulting services.

Selling, general and administrative expenses were $1,221,000 in the three months ended March 31, 2010 compared to $1,952,000 in the comparable 2009 period, a decrease of $731,000, or 37.4%. The decrease in selling, general and administrative costs is primarily attributable to lower compensation and benefits, travel, rent and related occupancy expenses. Our cost control initiatives to strictly control spending are ongoing and improvements are apparent in our current operating costs. Selling, general and administrative expenses are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Compensation and benefits	$620	$1,016
Non-cash stock-based compensation	30	202

Total compensation and benefits	650	1,218
Professional services	326	247
Travel	51	111
Occupancy	122	235
Sales and marketing expenses	7	52
Depreciation and all other	65	89

Total selling, general and administrative expenses	$1,221	$1,952

Excluding the non-cash stock-based charges, compensation and benefit expenses were $620,000 for the three months ended March 31, 2010 compared to $1,016,000 in the comparable prior year period. This decrease of $396,000, or 39.0%, is due primarily to the reduction in force implemented effective August 7, 2009. The reduction in non-cash stock-based compensation reflects a reduction in the Company’s workforce and related issuance of stock-based awards.

Research and development expenses were $53,000 in the three months ended March 31, 2010 compared to $59,000 in the three months ended March 31, 2009, a decrease of $6,000, or 10.2%. Presently, we are working to overcome gaps in our technology and product portfolios brought about by volatile markets and past development setbacks. In addition to development of new products, our 2010 projects include field testing of fuel economy and emission control technologies. Total research and development expenses for the three months ended March 31, 2009 included $4,000 of non-cash charges for stock-based compensation.

The U.S. Environmental Protection Agency (EPA) verifications were withdrawn on two of our products in January 2009 because available test results were not accepted by EPA as meeting new emissions testing requirements for NO2 measurement. Presently, we do not intend to seek verification of these products. We have no assurance of the extent of additional testing that may be required by EPA or whether it will be adequate to remove any remaining concern the EPA may have regarding use of our fuel-borne catalyst.

We believe that it is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the U.S. EPA and/or the California Air Resources Board (CARB) protocols in order to qualify for funding from EPA and/or CARB programs. Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified.

Verification is also useful for commercial acceptability. We believe that the lack of CARB verification will result in a shift of U.S. retrofit revenue into future periods. We expect to have CARB verification in the fourth quarter of 2010. We may have the opportunity to obtain a conditional CARB verification before all of our testing has been concluded.

Without full CARB verification, our U.S. retrofit opportunities are limited although certain jurisdictions have been satisfied with other of our certifications. We received the EPA registration in December 1999 for the Platinum Plus fuel-borne catalyst for use in bulk fuel by refiners, distributors and truck fleets. In 2000, we completed the certification protocol for particulate filters and additives for use with particulate filters with VERT, the main recognized authority in Europe that tests and verifies diesel particulate filters for emissions and health effects. In 2001, the Swiss environmental agency BUWAL approved the Platinum Plus fuel-borne catalyst for use with particulate filters. In 2002, the U.S. Mining, Safety and Health Administration accepted Platinum Plus fuel-borne catalyst for use in all underground mines. In 2007, we received accreditation for our Purifier System, our Platinum Plus fuel-borne catalyst used with a diesel particulate filter, to be sold for compliance with the emission reduction requirements established for the London LEZ. In 2009, the German Federal Environment Agency, the Umweltbundesamt (“UBA”), issued a non disapproval for sale of Platinum Plus fuel-borne catalyst for use in conjunction with up to 2,000 diesel particulate filters in Germany; further work will be required to lift fully the 2,000 unit restriction.

In addition to emphasis on the global retrofit market, we continued to focus on fuel economy opportunities in the U.S. in non-road sectors, including rail, marine, mining and construction, and expect continued focus on these sectors by our distributors rather than through our direct selling efforts. Our Platinum Plus fuel-borne catalyst is effective with regular sulfur diesel, ultra-low sulfur diesel, arctic diesel (kerosene) and biodiesel. When used with blends of biodiesel and ultra-low sulfur diesel, our Platinum Plus fuel-borne catalyst prevents the normal increase in nitrogen oxides associated with biodiesel, as well as offering emission reduction in particulates and reduced fuel consumption. Platinum Plus is used to improve combustion which acts to reduce emissions and improve the performance and reliability of emission control equipment. Platinum Plus fuel-borne catalyst takes catalytic action into engine cylinders where it improves combustion, thereby reducing particulates, unburned hydrocarbons and carbon monoxide emissions, which also results in improved fuel economy. Platinum Plus fuel-borne catalyst lends itself to a wide range of enabling solutions including fuel economy, diesel particulate filtration, low emission biodiesel, carbon reduction and exhaust emission reduction. The improvement attributable to Platinum Plus fuel-borne catalyst may vary as a result of engine age, application in which the engine is used, load, duty cycle, speed, fuel quality, tire pressure and ambient air temperature. Generally, after use of Platinum Plus fuel-borne catalyst during a conditioning period, our customers derive economic benefits from the use of our Platinum Plus fuel-borne catalyst whenever the price of diesel fuel is in excess of $1.75 per U.S. gallon.

Patent amortization and other patent related expense was $49,000 in the three months ended March 31, 2010 compared to $69,000 in the same prior year period, a decrease of $20,000. The 2009 expense includes the write-off of $34,000 in capitalized costs related to the abandonment of certain patents and patent applications not material to our business, the continued maintenance of which was judged by management to be uneconomic.

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

Our technology is comprised of patents, patent applications, trade or service marks, data and know-how. We consider the life of our technologies to be commensurate with the remaining term of our U.S. and corresponding foreign patents. Our patents have expiration dates ranging from 2010 through 2026, with the majority of the material patents upon which we rely expiring in 2018 and beyond. We believe that we have sufficient patent coverage surrounding our core patents that effectively serves to provide us longer proprietary protection. Our patents comprise technologies that have been asserted as the technologies of choice by various automotive original equipment manufacturers (OEMs) to meet mandates to comply with upcoming regulatory requirements that go into effect starting in 2010 (EPA 2010). We monitor evolving technologies in the automotive and other applicable industries to evaluate obsolescence of any of our patents.

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

Interest income was $60,000 in the three months ended March 31, 2010 compared to $92,000 in the three months ended March 31, 2009, a decrease of $32,000, or 34.8%, principally due to lower invested balances.

Other (expense) was ($33,000) in the three months ended March 31, 2010 compared to ($121,000) in the comparable 2009 period, a decrease of $88,000, which was primarily attributable to unrealized losses recognized on the fair value of our investments in the first quarter of 2009. The 2010 other income (expense) includes foreign currency transaction losses, net of gains of ($6,000), and interest expense of ($27,000).

Liquidity and Capital Resources

We require capital resources and liquidity to fund our global development and for working capital. Our working capital requirements vary from period to period depending upon manufacturing volumes, the timing of deliveries and payment cycles of our customers. At March 31, 2010 and December 31, 2009, we had cash and cash equivalents of $2.3 million and $2.8 million, respectively, to use for our operations. In addition, we have short-term investments net of outstanding borrowings with UBS of $3.6 million, which we expect to exercise our put right with UBS on June 30, 2010. Our working capital was $6.3 million at March 31, 2010 compared to $7.3 million at December 31, 2009 reflecting a decrease of $1.0 million primarily attributable to our operating losses during the period.

Net cash used for operating activities was $0.9 million in the three months ended March 31, 2010 and was used primarily to fund the net loss of $1.0 million, adjusted for non-cash items. Included in the non-cash items was stock-based compensation expense of $30,000 and depreciation and amortization of $47,000.

Accounts receivable, net increased to $0.5 million at March 31, 2010 from $0.1 million at December 31, 2009 due primarily to increased sales activity. Inventories, net decreased $172,000, reflecting increased product sales in the retrofit-market. Other current assets and other assets decreased $168,000 at March 31, 2010 from the December 31, 2009 levels, principally reflecting collections of other receivables. Our accounts payable, accrued expenses and other liabilities decreased at March 31, 2010 compared to December 31, 2009 reflecting increases in accounts payable that were more than offset by decreases in accrued expenses and other liabilities. The decrease in accrued expenses is principally due to the payment and adjustment of severance liabilities.

Net cash provided by investing activities was $1.2 million in the three months ended March 31, 2010, principally reflecting the sale of $1.25 million of our ARS investments. We also used cash for investments in our patents, including patent applications in foreign jurisdictions. We expect to continue to invest in our intellectual property portfolio.

Cash used in financing activities was approximately $0.8 million in the three months ended March 31, 2010 and was attributable to net repayment of borrowings under our demand loan facility with UBS.

In October 2008, the Company received an offer (the “Offer”) from UBS for a put right permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010). The Offer also included a commitment to loan us 75% of the UBS-

determined value of the ARS at any time until the put is exercised. The Offer was non-transferable and expired on November 14, 2008. On November 6, 2008, the Company accepted the Offer. The Company’s right under the Offer is in substance a put option (with the strike price equal to the par value of the ARS) which it recorded as an asset, measured at its fair value. The Company uses an independent third party valuation firm to assist it with its determination of fair values of the ARS and ARSR.

At March 31, 2010 our investments are recorded at fair value and comprise ARS and an ARSR and together totaled $10.5 million. At March 31, 2010 and December 31, 2009, we held approximately $9.5 million and $10.6 million ($11.7 million par value), respectively, in investments in ARS collateralized by student loans, primarily AAA/Aaa-rated, which are substantially guaranteed by the U.S. Department of Education and approximately $1.0 million and $1.1 million, respectively, in investment in ARSR. Starting on February 15, 2008 and continuing to date, the Company has experienced difficulty in effecting sales of its ARS because of the failure of the auction mechanism as a result of sell orders exceeding buy orders. Liquidity for these ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. These failed auctions represent liquidity risk exposure and are not defaults or credit events. Holders of the securities continue to receive interest on the investments, and the securities continue to be auctioned at the pre-determined intervals (typically every 28 days) until the auction succeeds, the issuer calls the securities, or they mature.

Classification of investments as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. At March 31, 2010 and December 31, 2009, the Company classified all investments as current based on management’s intention and ability to liquidate the investments within the next twelve months through exercise of its put right with UBS.

The Company will be exposed to credit risk should UBS be unable to fulfill its commitment under the Offer. In the event that UBS is unable to perform upon our exercise of the ARS put right on or after June 30, 2010, we would have to sell the underlying securities at a discount which would negatively impact our future cash flows.

Our management believes that based upon the Company’s cash and cash equivalents and investments at March 31, 2010, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations for at least the next twelve months.

We have evaluated our cash burn and determined that we have sufficient resources to fund operations for the next twelve months. We continue to pay our obligations in the ordinary course as obligations become due. We continue the efforts begun in 2009 to contain our costs and eliminate those costs that are redundant or considered unnecessary with strict controls over all discretionary spending and travel costs. We have significantly reduced our ongoing cash requirements by curtailment of expenses and a 44% reduction in our work force, effective August 7, 2009. We have also restructured the Company so that each employee will manage resources based upon data-driven revenue expectations, and we have established processes to ensure organizational and individual discipline and accountability.

We have incurred losses since inception aggregating $66.8 million, which amount includes $4.8 million of non-cash preferred stock dividends. We expect to incur losses through 2010. Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, catalyzed wire mesh filters and from technology licensing fees and royalties, revenue to date has been insufficient to cover our operating expenses, and we continue to be dependent upon sources other than operations to finance our working capital requirements. Historically, we have been primarily dependent upon funding from new and existing stockholders. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, that it will be on acceptable terms.

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

Capital Expenditures

As of March 31, 2010, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

Exhibit
Number	Description

10(a)	Amendment of Engagement Letter between Clean Diesel Technologies, Inc. and Innovator Capital Limited as of April 21, 2010.
10(b)	Interim Services Agreement between Clean Diesel Technologies, Inc. and SFN Professional Services LLC d/b/a Tatum as of April 23, 2010.
31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act.
31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Michael L. Asmussen
Michael L. Asmussen
Director, President and
Chief Executive Officer

Date: May 13, 2010

By:	/s/ John B. Wynne
John B. Wynne
Interim Chief Financial Officer,
Vice President and Treasurer

Date: May 13, 2010