Form 10-Q/A
period 2010-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2010-05-14
CIK 949428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE REGARDING RESTATEMENT

Clean Diesel Technologies, Inc is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, originally filed May 14, 2010 (the “Original Filing”) to amend and restate the following previously-filed condensed consolidated financial statements (and related disclosures) (the “Restatement”): (1) our condensed consolidated balance sheet as of March 31, 2009 and the related condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2009 contained in Part I Item 1 of this Amendment; and (2) management’s discussion and analysis of our financial condition and results of operations as of and for the quarter ended March 31, 2009 contained in Part I, Item 2 of this Amendment. The Restatement results from our management’s determination subsequent to the issuance of our financial statements for the year ended December 31, 2009 that there were cumulative immaterial errors in the recording of abandonment of patent and patent applications for the year ended December 31, 2009 that if recorded as of March 31, 2010 would be material to this quarter and therefore our unaudited condensed consolidated financial statements required restatement. In applying the accounting guidance of Staff Accounting Bulletin 108, the Company has restated its March 31, 2009 information to reflect the error noted above for comparative purposes. Refer to Note 1 to the condensed consolidated financial statements included in Item 1 for further discussion of the Restatement.

Financial information related to the interim period ended March 31, 2009 included in the reports on Form 10-Q and Form 8-K previously filed by us and all related earnings press releases and similar communications issued by us related to these periods, should not be relied upon and in the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall control.

CLEAN DIESEL TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2010

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Restated)
		Note 1
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
	(Unaudited)
		(Restated)
		Note 1

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
		(Restated
		Note 1)
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

Revision of Prior Period Amounts:

In preparing its financial statements for the three months ended March 31, 2010, Clean Diesel identified certain errors related to accounting for patents. These errors resulted in the overstatement of Patents, net and the understatement of patent costs for 2009. In accordance with SEC Staff accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), Clean Diesel evaluated these errors and determined that they were immaterial to the each reporting period affected and, therefore, amendment of previously filed reports was not required. However, if the adjustments to correct the cumulative errors had been recorded in the first quarter 2010, Clean Diesel believes the impact would have been significant to the quarter ended March 31, 2010 and would impact comparisons to prior periods. As permitted by SAB 108, Clean Diesel revised in the current filing and will revise in the future filings of its quarterly and annual consolidated financial statements previously reported annual and quarterly results for 2009 for these immaterial amounts.

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

Effective May 10, 2010, Mr. John A. de Havilland resigned as a director of the Company.

On May 13, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Catalytic Solutions, Inc. (“CSI”) (AIM: CTS and CTSU), a global manufacturer and distributor of emissions control systems and products based in Ventura, CA. The proposed merger is a transaction that will result in the combination of the businesses of Clean Diesel and CSI, whereby CSI will become a wholly-owned subsidiary of Clean Diesel (the “Merger”). Under the terms of the Merger Agreement:

•	For accounting purposes, CSI is considered to be acquiring the Company.

•	In exchange for their shares of CSI common stock, the shareholders of CSI will receive shares, and warrants to purchase shares, of Clean Diesel common stock. CSI shareholders will receive such numbers of Clean Diesel common stock so that after the Merger, CSI will own approximately 60% of the outstanding shares of Clean Diesel common stock, subject to adjustment for the cash position, as defined in the Merger Agreement, of CSI and Clean Diesel, at the earlier of closing or June 30, 2010. In addition, CSI shareholders will receive warrants to purchase up to 3 million shares of Clean Diesel common stock.

•	The Merger is conditional among other matters on obtaining Clean Diesel stockholder approval and CSI shareholder approval and also a number of further closing requirements including that Clean Diesel has $4.5 million and CSI has $2.0 million in cash or equivalent at the time of the Merger.

•	The Company will amend its certificate of incorporation to effect a 3 for 1 reverse stock split.

In connection with the Merger Agreement, if successful, Innovator Capital, an investment banking firm described in Note 8 is estimated to receive approximately $821,000 as compensation for its services.

The Merger Agreement may be terminated at any time prior to the effective time of the Merger by the mutual written consent. The Merger Agreement obligates to pay a termination fee of $300,000 in cash plus reasonable costs and expenses not to exceed $350,000 in the aggregate, to the counter party if either the Company or CSI fails to approve the merger under conditions stipulated in the Merger Agreement.

Through May 13, 2010, the Company has incurred $215,000 merger related expenses excluding investment banking fees described above.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

Exhibit
Number	Description

*	Amendment of Engagement Letter between Clean Diesel Technologies, Inc. and Innovator Capital Limited as of April 21, 2010.
**	Interim Services Agreement between Clean Diesel Technologies, Inc. and SFN Professional Services LLC d/b/a Tatum as of April 23, 2010.
31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act.
31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Previously filed as Exhibit 10(a) to Form 10-Q filed May 14, 2010 and incorporated by reference.

**	Prior filed as Exhibit 10(b) to Form 10-Q filed May 14, 2010 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Michael L. Asmussen
Michael L. Asmussen
Director, President and
Chief Executive Officer

Date: May 14, 2010

By:	/s/ John B. Wynne
John B. Wynne
Interim Chief Financial Officer,
Vice President and Treasurer

Date: May 14, 2010