Form 10-Q
period 2010-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2010-08-16
CIK 949428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 12, 2010, there were 8,213,988 outstanding shares of the registrant’s common stock, par value $0.01 per share.

CLEAN DIESEL TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2010
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CLEAN DIESEL TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
		(Restated)
		Note 1
ASSETS
Current assets:
Cash and cash equivalents	$8,106	$2,772
Investments	—	11,725
Accounts receivable, net of allowance of $214 and $232, respectively	218	148
Inventories, net	822	1,059
Other current assets	108	294

Total current assets	9,254	15,998
Patents, net	957	898
Fixed assets, net of accumulated depreciation of $425 and $369, respectively	239	294
Other assets	55	57

Total assets	$10,505	$17,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$454	$301
Accrued expenses	567	675
Short-term debt	3,243	7,693

Total current liabilities	4,264	8,669
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 12,000,000; issued and outstanding 8,213,988 and 8,213,988 shares, respectively	82	82
Additional paid-in capital	74,751	74,694
Accumulated other comprehensive loss	(449)	(381)
Accumulated deficit	(68,143)	(65,817)

Total stockholders’ equity	6,241	8,578

Total liabilities and stockholders’ equity	$10,505	$17,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
		Note 1		Note 1
Revenue:
Product sales	$370	$342	$982	$654
Technology licensing fees and royalties	41	33	74	67

Total revenue	411	375	1,056	721
Costs and expenses:
Cost of product sales	220	217	685	451
Cost of licensing fees and royalties	—	—	—	—
Selling, general and administrative	1,512	1,561	2,733	3,513
Reimbursement of expenses under grant program	(77)	—	(115)	—
Severance charge	(60)	—	(163)	510
Research and development	136	127	189	186
Patent amortization and other expense	28	140	77	209

Operating costs and expenses	1,759	2,045	3,406	4,869
Loss from operations	(1,348)	(1,670)	(2,350)	(4,148)
Other income (expense):
Interest income	31	49	91	141
Other income (expense), net	(34)	442	(67)	321

Net loss	$(1,351)	$(1,179)	$(2,326)	$(3,686)

Basic and diluted loss per common share	$(0.17)	$(0.14)	$(0.28)	$(0.45)

Basic and diluted weighted-average number of common shares outstanding	8,187	8,138	8,184	8,138

The accompanying notes are an integral part of the condensed consolidated financial statements

CLEAN DIESEL TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
		(Restated)
		Note 1
Operating activities
Net loss	$(2,326)	$(3,686)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	94	93
Compensation expense for options, warrants and stock awards	57	418
Recovery for doubtful accounts, net	—	(134)
Unrealized gain on investments, net	—	(161)
Loss on abandonment of patents	3	150
Changes in operating assets and liabilities:
Accounts receivable	(70)	424
Inventories, net	237	51
Other current assets and other assets	188	53
Accounts payable, accrued expenses and other liabilities	45	14

Net cash used for operating activities	(1,772)	(2,778)

Investing activities
Sale of investments	11,725	—
Patent costs	(95)	(48)
Purchase of fixed assets	(9)	(127)

Net cash provided by (used for) investing activities	11,621	(175)

Financing activities
Proceeds from short-term debt	2,161	3,471
Repayment of short-term debt	(6,611)	(51)

Net cash (used for) provided by financing activities	(4,450)	3,420

Effect of exchange rate changes on cash	(65)	44
Net increase in cash and cash equivalents	$5,334	$511
Cash and cash equivalents at beginning of the period	2,772	3,976

Cash and cash equivalents at end of the period	$8,106	$4,487

Supplemental non-cash activities:
Accumulated amortization of abandoned assets	$2	$4
Supplemental disclosures:
Cash paid for interest	$46	$29
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
Reclassifications:
     Some amounts in the prior period financial statements have been reclassified to conform to current period presentation.
Revision of Prior Period Amounts:
     In preparing its financial statements for the three months ended March 31, 2010, Clean Diesel identified certain errors related to accounting for patents. These errors resulted in the overstatement of Patents, net and the understatement of patent costs for 2009. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), Clean Diesel evaluated these errors and determined that they were immaterial to each reporting period affected and, therefore, amendment of previously filed reports was not required. However, if the adjustments to correct the cumulative errors had been recorded in the first quarter 2010, Clean Diesel believes the impact would have been significant to the quarter ended March 31, 2010 and would impact comparisons to prior periods. As permitted by SAB 108, Clean Diesel revised in its first quarter 2010 filing and will revise in future filings of its quarterly and annual consolidated financial statements previously reported annual and quarterly results for 2009 for these immaterial amounts.
     The Consolidated Balance Sheet at December 31, 2009 was revised to reflect the cumulative effect of these errors which resulted in an increase in Accumulated deficit of $185,000. Also, in accordance with SAB 108, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been revised as follows:
     Condensed Consolidated Balance Sheet — December 31, 2009

	As previously
	reported	Adjustment	Revised
	(In thousands)
Patents, net	$1,083	$(185)	$898
Total assets	17,432	(185)	17,247
Accumulated deficit	(65,632)	(185)	(65,817)
Total stockholder’s equity	8,763	(185)	8,578
Total liabilities and stockholders’ equity	17,432	(185)	17,247

     Condensed Consolidated Statement of Operations — Three Months Ended June 30, 2009

	As previously
	reported	Adjustment	Revised
	(In thousands)
Patent amortization and other expense	$37	$103	$140
Operating costs and expenses	1,942	103	2,045
Loss from operations	(1,567)	(103)	(1,670)
Net loss	(1,076)	(103)	(1,179)
Basic and diluted loss per common share	(0.13)	—	(0.14)
Condensed Consolidated Statement of Operations — Six Months Ended June 30, 2009

	As previously
	reported	Adjustment	Revised
	(In thousands)
Patent amortization and other expense	$72	$137	$209
Operating costs and expenses	4,732	137	4,869
Loss from operations	(4,011)	(137)	(4,148)
Net loss	(3,549)	(137)	(3,686)
Basic and diluted loss per common share	(0.44)	—	(0.45)
     Condensed Consolidated Statement of Cash Flows — Six Months Ended June 30, 2009

	As previously
	reported	Adjustment	Revised
	(In thousands)
Net loss	$(3,549)	$(137)	$(3,686)
Loss on abandonment of patents	13	137	150
Accumulated amortization of abandoned assets	—	4	4
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
Patent Expense:
     Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to twenty years. During the six months ended June 30, 2010, we capitalized $95,000 of patent costs and recognized a $3,000 loss on the abandonment of certain patents and patent applications. Indirect and other patent-related costs are expensed as incurred. Patent amortization expense for the three and six months ended June 30, 2010 was $17,000 and $33,000, respectively. For the three and six months ended June 30, 2009, amortization expense was $15,000 and $26,000, respectively. At June 30, 2010 and December 31, 2009, the Company’s patents, net of accumulated amortization, were $957,000 and $898,000, respectively.
Basic and Diluted Loss per Common Share:
     Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period. Diluted loss per share is computed in a manner similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method. The Company’s computation of diluted net loss per share for the three and six months ended June 30, 2010 and 2009 does not include common share equivalents associated with 768,744 and 948,078 options, respectively, and 399,528 and 407,493 warrants, respectively, as the result would be anti-dilutive. Further, per share effects of the 26,667 and 40,000 unvested restricted shares under a stock award have not been included in the diluted net loss per share for the three and six months ended June 30, 2010 and 2009, respectively, as the result would be anti-dilutive.

Income Taxes:
     At June 30, 2010, there were no unrecognized tax benefits. It is the Company’s policy to classify in the financial statements accrued interest and penalties attributable to a tax position as income taxes.
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
Note 2. Investments
     Classification of investments as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. At December 31, 2009, the Company classified all investments as current based on management’s intention and ability to liquidate the investments within twelve months.
     At December 31, 2009, the Company’s investments consist of auction rate securities (“ARS”) and an auction rate securities right (“ARSR”). The Company accounts for its ARS investments based upon accounting standards that provide for determination of the appropriate classification of investments. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders’ equity. Trading securities are carried at fair value, with unrealized holding gains and losses included in other income (expense) on our condensed consolidated statements of operations.
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
     The Company’s investments as of December 31, 2009 have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. Investments are comprised of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Auction rate securities	$—	$10,577
Auction rate securities right	—	1,148

Total investments	$—	$11,725
Classified as current assets	—	11,725

Classified as non-current assets	$—	$—

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
     The fair value of the ARS was approximately $10.6 million at December 31, 2009. The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk. The Company also recorded the ARSR at an initial fair value of $1.3 million. The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows were subtracted from the current fair market value of the securities and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk. In the three and six months ended June 30, 2010, recognized gains on the ARS were directly offset by losses on the ARSR, resulting in no impact on our results of operations. In the three and six months ended June 30, 2009, we recorded a gain of $377,000 and $411,000, respectively, on the ARS and a loss of $144,000 and $250,000, respectively, on the ARSR, resulting in a $233,000 and $161,000 net gain, respectively, included in other income (expense) on our unaudited condensed consolidated statements of operations.
     During the first quarter of 2010, UBS began purchasing certain of our ARS investments at par value and on June 30, 2010 we exercised our put option under the Offer and sold to UBS our remaining ARS for approximately $5.2 million, representing par value. Of this amount, approximately $3.2 million was used in July 2010 to pay down the Company’s outstanding borrowings to UBS.
     Interest income for the three months ended June 30, 2010 and 2009 was approximately $31,000 and 49,000, respectively, and for the six-month periods then ended was approximately $91,000 and $141,000, respectively. Accrued interest receivable at June 30, 2010 and December 31, 2009 was approximately $3,000 and $7,000, respectively.
     The table below includes a roll-forward of the Company’s investments in ARS and ARSR for the six months ended June 30, 2010:

2010
Significant
Unobservable
Inputs
(Level 3)
(In thousands)
Fair value at beginning of period	$11,725
Purchases	—
Sales	(11,725)
Transfers (out) in	—
Unrealized gain (loss) included in statement of operations	—

Fair value at end of period	$—

Change in unrealized gain (loss)	$—

Note 3. Inventories
     Inventories are stated at the lower of cost or market with cost determined using the average cost method. Inventories consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Finished Platinum Plus fuel-borne catalyst	$164	$85
Platinum concentrate/metal	251	449
Hardware	413	587
Other	63	11

	$891	$1,132
Less: inventory reserves	(69)	(73)

Inventories, net	$822	$1,059

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
     In November 2008, we accepted the Offer from UBS AG (see Note 2). UBS committed to loan us 75% of the value of the ARS as determined by UBS at any time until the ARSR is exercised. We applied for the loan which UBS committed would be on a no net cost basis to the Company. UBS approved our credit application on January 14, 2009 and approved a $6.5 million credit facility pursuant to its Offer. On September 4, 2009, we arranged an increase of the credit line to $7.7 million.

     The outstanding balance of the short-term debt at June 30, 2010 and December 31, 2009 was $3.2 million and $7.7 million, respectively. In July 2010, pursuant to the terms of our agreement with UBS, we used a portion of the proceeds from our sale of ARS investments to pay down the remaining UBS borrowings.
     Interest expense was approximately $20,000 and $12,000 for the three months ended June 30, 2010 and 2009, respectively and $47,000 and $32,000 for the six months ended June 30, 2010 and 2009 respectively. Accrued interest payable at June 30, 2010 was approximately $1,000.
Note 5. Stockholders’ Equity
     In March 2009, we issued 40,000 restricted shares of our common stock under our Incentive Plan (see Note 6).
     In the first six months of 2010, 7,965 of the Company’s outstanding warrants expired. At June 30, 2010, the Company had 399,528 warrants outstanding, exercisable at a weighted-average exercise price of $11.52 with a weighted-average remaining life of 2.0 years.
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
     Share-based compensation cost recognized under ASC 718 was approximately $27,000 and $212,000 for the three months ended June 30, 2010 and 2009, respectively and $57,000 and $418,000 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was approximately $0.1 million of unrecognized compensation cost related to stock options and restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.7 years.
     The following table summarizes information concerning stock options outstanding including the related transactions under the Plan for the six months ended June 30, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares*	Price	Term in Years	Value
Options Outstanding as of December 31, 2009	876,410	$10.40
Granted	—	$—
Exercised	—	$—
Forfeited	(6,667)	$2.71
Expired	(100,999)	$11.98

Options outstanding as of June 30, 2010	768,744	$10.26	3.7	$—

Options exercisable as of June 30, 2010	738,411	$10.52	3.5	$—

*	Table does not include 40,000 shares issued in 2009 as a restricted stock award under the Plan.
     The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2010, which would have been received by the holders had all holders of awards and options in the money exercised their options as of that date.
     No stock options were exercised in the six months ended June 30, 2010 and 2009.
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
     On April 30, 2010, the Company received a complaint from the Hartford, Connecticut office of the U.S. Department of Labor under Section 806 of the Corporate and Criminal Fraud Accountability Act of 2001, Title VIII of the Sarbanes-Oxley Act of 2002, alleging that Ms. Ann B. Ruple, former Vice President, Treasurer and Chief Financial Officer of Clean Diesel, had been subject to discriminatory employment practices. The Company’s Board of Directors terminated Ms. Ruple’s employment on April 19, 2010. The complainant in this proceeding does not demand specific relief. However, the statute provides that a prevailing employee shall be entitled to all relief necessary to make the employee whole, including compensatory damages which may be reinstatement, back pay with interest, front pay, and special damages such as attorney’s and expert witness fees. The Company responded on June 14, 2010, denying the allegations of the complaint. Based upon current information, management, after consultation with legal counsel defending the Company’s interests, believes the ultimate disposition will have no material effect upon the Company’s business, results or financial position.
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
     For its merger and acquisition services, Innovator will receive monthly retainer fees of $10,000 and success fees as a percentage of transaction value of five percent (5%) on the first $10.0 million, four percent (4%) on the next $3.0 million, three percent (3%) on the next $2.0 million, and two percent (2%) on amounts above $15.0 million in connection with possible merger and acquisition transactions. Success fees are payable in cash or shares or a combination of cash or shares as determined by the Board of the Company (see Note 14).

     The Engagement Letter further provides that retainer fees may be deducted from success fees, that Innovator shall be reimbursed for its ordinary and necessary out of pocket expenses, that the Engagement Letter is subject to Delaware law, and that disputes between the parties are subject to arbitration.
     Selling, general and administrative expenses for the three and six months ended June 30, 2010 include $30,000 and $60,000, respectively, related to services rendered by Innovator Capital under the terms of the Engagement Letter.
     Effective January 27, 2010, we engaged David F. Merrion, a director of the Company, to perform consulting services for us as an expert witness in an administrative proceeding related to a patent application with respect to diesel engine technology. For these services, which commenced February 1, 2010 and were completed on March 16, 2010, Mr. Merrion was paid approximately $20,000, at the rate of $300 per hour or a daily maximum of $3,000 per day.
Note 9. Significant Customers
     For the three and six months ended June 30, 2010 and 2009, revenue derived from certain customers comprised 10% or more of our consolidated revenue (“significant customers”) as set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Customer A	36.8%	*	49.2%	*
Customer B	*	13.3%	*	*
Customer C	*	26.9%	*	14.0%
Customer D	*	*	*	18.4%

*	Represents less than 10% revenue for that customer in the applicable period. There were no other customers that represented 10% or more of revenue for the periods indicated.
     At June 30, 2010, Clean Diesel had two customers (not included in the table above) that represented approximately 37.9% of its gross accounts receivable balance.
Note 10. Comprehensive Loss
     Components of comprehensive loss follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Net loss	$(1,351)	$(1,179)	$(2,326)	$(3,686)
Other comprehensive income (loss):
Foreign currency translation adjustment	14	53	68	44

Comprehensive loss	$(1,337)	$(1,126)	$(2,258)	$(3,642)

Note 11. Geographic Information
     CDT sells its products and licenses its technologies throughout the world. A geographic distribution of revenue consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Revenue:
U.S.	$118	$157	$218	$378
U.K./Europe	293	186	811	283
Asia	—	32	27	60

Total	$411	$375	$1,056	$721

     The Company has patent coverage in North and South America, Europe, Asia, Africa and Australia. As of June 30, 2010 and December 31, 2009, the Company’s assets comprise the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
U.S.	$8,841	$15,551
Foreign	1,664	1,696

Total assets	$10,505	$17,247

Note 12. Severance Charges
     On February 10, 2009, the Company’s Board of Directors elected Michael L. Asmussen as President and Chief Executive Officer replacing Dr. Bernhard Steiner. As a consequence of his termination of employment, Dr. Steiner was entitled to salary of approximately $315,445 (EUR 241,500) per annum until September 13, 2010, the remainder of his contract term, along with specified expenses not to exceed an aggregate of approximately $4,300, to be paid in monthly installments. During the three months ended March 31, 2009, the Company recognized a severance charge of $510,000 for this obligation. As a result of Dr. Steiner’s death on June 26, 2010, the Company’s obligation under his severance arrangement ceased and the remaining severance accrual of $60,000 was reversed into income.
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
     A summary of the activity in the severance accrual is as follows:

(In thousands)
Balance at December 31, 2009	$389
Provisions (Reversals)	(163)
Payments	(226)

Balance at June 30, 2010	$—

Note 13. Merger
     On May 13, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Catalytic Solutions, Inc. (“CSI”) (AIM: CTS and CTSU), a global manufacturer and distributor of emissions control systems and products based in Ventura, CA. The proposed merger is a transaction that will result in the combination of the businesses of Clean Diesel and CSI, whereby CSI will become a wholly-owned subsidiary of Clean Diesel (the “Merger”). Under the terms of the Merger Agreement:

•	For accounting purposes, CSI is considered to be acquiring the Company.

•	In exchange for their shares of CSI common stock, the shareholders of CSI will receive shares, and warrants to purchase shares, of Clean Diesel common stock. CSI shareholders will receive such numbers of Clean Diesel common stock so that after the Merger, CSI will own approximately 60% of the outstanding shares of Clean Diesel common stock. In addition, CSI shareholders will receive warrants to purchase up to 3 million shares of Clean Diesel common stock.

•	The Merger is conditional among other matters on obtaining Clean Diesel stockholder approval and CSI shareholder approval and also a number of further closing requirements including that Clean Diesel and CSI each have $1.0 million in cash or equivalent at the time of the Merger.

•	The Company will amend its certificate of incorporation to effect a reverse stock split in a ratio ranging from 1-for-3 to 1-for-8 of all issued and outstanding shares of Clean Diesel common stock, the final ratio to be determined within the discretion of the Clean Diesel Board of Directors, to occur immediately before the closing of the Merger.
     In connection with the Merger, if successful, Innovator Capital, an investment banking firm described in Note 8, is estimated to receive a fee of approximately $761,000 (see Note 14).
     The Merger Agreement may be terminated at any time prior to the effective time of the Merger by mutual written consent. The Merger Agreement obligates each party to pay a termination fee of $300,000 in cash plus reasonable costs and expenses not to exceed $350,000 in the aggregate, to the counter party if either the Company or CSI fails to approve the merger under conditions stipulated in the Merger Agreement.
     Both CSI and Clean Diesel intend to issue additional securities prior to the Merger in order that they can finance current operations. The Company has received commitment letters from existing stockholders to raise approximately $1.0 million for the issuance of additional shares of common stock and warrants in a Regulation S offering. Under the terms of the Company’s private placement, the closing of which is conditioned upon the consummation of the Merger, Clean Diesel will sell units consisting of up to 654,118 shares of its common stock and warrants to purchase up to 1,000,000 shares of its common stock. In connection with this offering, Innovator Capital will receive a fee of $50,000, in cash and 15% of the gross proceeds of the capital raise through the issuance of 89,180 warrants to purchase common stock.
     In connection with the Merger, the Company has entered into certain employee agreements, including a Transition Services Agreement with Charles W. Grinnell, Vice President, General Counsel, Corporate Secretary and a Director of the Registrant. The agreements provide for aggregate retention and transition bonuses of $250,000. Each agreement contains a termination clause to the effect that if the Merger does not occur on or before September 6, 2010, or such later date as determined by the Company, the agreements will be void and no bonus will be paid.
Note 14. Subsequent Events
     On July 15, 2010, the Company entered into an Employment Agreement (the “Agreement”) with Michael L. Asmussen, our Chief Executive Officer, President and Director. The Agreement will become effective upon the closing of the proposed Merger with CSI. Pursuant to the Agreement, Mr. Asmussen will become the Vice President and Chief Commercial Officer of the Company and CSI, and will also be a member of the board of directors. In addition, Mr. Asmussen will receive 40,000 restricted shares under the Company’s Incentive Plan. Mr. Asmussen is also entitled to certain relocation benefits under the Agreement in order to facilitate Mr. Asmussen’s move to the vicinity of the Company’s relocated headquarters in California following the Merger. The Agreement will not become effective if the Merger is not completed.
     On July 21, 2010, the Company’s board formed a Special Committee of Independent Directors (“Special Committee”) to review and consider various matters in connection with the Company’s proposed merger with CSI.
     On August 6, 2010, based upon a recommendation from the Special Committee, the Company’s board voted to extend the term of Innovator Capital’s engagement to the earlier of September 30, 2010 or the closing of the Merger and to determine the form of payment of Innovator Capital’s fee for merger and acquisition services. In connection with a successful merger with CSI, Innovator Capital’s fee will be comprised of $500,000 in cash (inclusive of monthly retainers) and 194,486 shares of Clean Diesel common stock.

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
Results of Operations
     Three Months ended June 30, 2010 Compared to Three Months ended June 30, 2009
     Total revenue in the three months ended June 30, 2010 was $411,000 compared to $375,000 in the three months ended June 30, 2009, an increase of $36,000, or 9.6%, reflecting increased traction in the Company’s attempt to establish itself in the retrofit space. Revenue for the three months ended June 30, 2010 consisted of approximately 90.0% in product sales and 10.0% in technology licensing fees and royalties. Of our operating revenue for the three months ended June 30, 2009, approximately 91.2% was from product sales and 8.8% was from technology licensing fees and royalties. The mix of our revenue sources during any reporting period may have a material impact on our operating results. In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.
     Product sales were $370,000 in the second quarter of 2010 compared to $342,000 in the same quarter of 2009, an increase of $28,000. This increase in product sales was attributable primarily to higher demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst. The sales of our Purifier Systems provide us with recurring revenue from use of our Platinum Plus fuel-borne catalyst that enables the regeneration of the diesel particulate filter. We believe we will have the opportunity to expand this business opportunity as we build the certified product portfolio and infrastructure required to address additional low emission zones throughout the globe.
     Our technology licensing fees and royalties were slightly higher in 2010 with $41,000 in the three months ended June 30, 2010 compared to $33,000 in the same quarter of 2009. These revenues are primarily attributable to royalties related to our ARIS technologies. While we have not executed new technology license agreements in 2010, we continue our efforts to consummate technology license agreements with manufacturers and component suppliers for the use of our ARIS technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.
     Our total cost of revenue was $220,000 in the three month period ended June 30, 2010 compared to $217,000 in the three month period ended June 30, 2009. The increase in our cost of sales is due to higher product sales volume. Our gross profit as a percentage of revenue was 46.5% and 42.1% for the three month periods ended June 30, 2010 and 2009, respectively.
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

     Selling, general and administrative expenses were $1,512,000 in the three months ended June 30, 2010 compared to $1,561,000 in the comparable 2009 period, a decrease of $49,000, or 3.1%. The decrease in selling, general and administrative costs is primarily attributable to lower compensation and benefits, travel, rent and related occupancy expenses. These cost reductions were substantially offset by increased professional fees incurred in connection with our proposed merger with Catalytic Solutions, Inc. Selling, general and administrative expenses are summarized as follows:

	Three Months Ended
	June 30,
	2010	2009
	(In thousands)
Compensation and benefits	$647	$1,033
Non-cash stock-based compensation	27	208

Total compensation and benefits	674	1,241
Professional services	616	171
Travel	69	77
Occupancy	101	209
Bad debt (recovery) provision	—	(134)
Depreciation and all other	52	(3)

Total selling, general and administrative expenses	$1,512	$1,561

     Excluding the non-cash stock-based charges, compensation and benefit expenses were $647,000 for the three months ended June 30, 2010 compared to $1,033,000 in the comparable prior year period. This decrease of $386,000, or 37.4%, is due primarily to the reduction in force implemented effective August 7, 2009. The reduction in non-cash stock-based compensation reflects a reduction in the Company’s workforce and related issuance of stock-based awards.
     Expenses related to professional services increased by $445,000 to $616,000 in the three months ended June 30, 2010 compared to $171,000 in the comparable prior year period. The increase principally reflects legal, accounting and investment banking fees incurred in connection with our proposed merger with Catalytic Solutions, Inc.
     Reimbursement of expenses under grant program represents amounts reimbursed under a $961,000 diesel emissions reduction technology development grant from the Houston Advanced Research Center (HARC). The project goal is to develop and verify a Nitrogen Oxide-Particulate Matter (NOx-PM) reduction retrofit system for on- and off-road engines, including those used in Class 8 type diesel fleets. The program is administered by HARC on behalf of the Texas Environmental Research Consortium utilizing funding provided by the State of Texas. We anticipate completing the HARC program by the first quarter of 2011.
     As a result of our former Chief Executive Officer’s death on June 26, 2010, the Company’s obligation under his severance arrangement ceased. The remaining severance accrual of $60,000, was reversed into income during the three months ended June 30, 2010.
     Research and development expenses were $136,000 in the three months ended June 30, 2010 compared to $127,000 in the three months ended June 30, 2009, an increase of $9,000. Presently, we are working to overcome gaps in our technology and product portfolios brought about by volatile markets and past development setbacks. In addition to development of new products, our 2010 projects include field testing of fuel economy and emission control technologies in connection with our HARC project. Total research and development expenses for the three months ended June 30, 2009 included $4,000 of non-cash charges for stock-based compensation.
     Patent amortization and other patent related expense was $28,000 in the three months ended June 30, 2010 compared to $140,000 in the same prior year period, a decrease of $112,000. The 2009 expense includes the write-off of $133,000 in capitalized costs related to the abandonment of certain patents and patent applications not material to our business, the continued maintenance of which was judged by management to be uneconomic.
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
     Our technology is comprised of patents, patent applications, trade or service marks, data and know-how. We consider the life of our technologies to be commensurate with the remaining term of our U.S. and corresponding foreign patents. Our patents have expiration dates ranging from 2010 through 2026, with the majority of the material patents upon which we rely expiring in 2018 and beyond. We believe that we have sufficient patent coverage surrounding our core patents that effectively serves to provide us longer proprietary protection. Our patents comprise technologies that have been asserted as the technologies of choice by various automotive original equipment manufacturers (OEMs) to meet mandates to comply with regulatory requirements that went into effect starting in 2010 (EPA 2010). We monitor evolving technologies in the automotive and other applicable industries to evaluate obsolescence of any of our patents.
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
     Interest income was $31,000 in the three months ended June 30, 2010 compared to $49,000 in the three months ended June 30, 2009, a decrease of $18,000, or 36.7%, principally due to lower invested balances.
     Other income (expense) was ($34,000) in the three months ended June 30, 2010 compared to $442,000 in the comparable 2009 period, a decrease of $476,000. The 2010 other income (expense) includes foreign currency transaction losses, net of gains of ($14,000), and interest expense of ($20,000). The 2009 other income (expense) is comprised of foreign currency transaction gains, net of losses of $221,000, interest expense of ($12,000) and gain on the fair value of investments of $233,000. In the three months ended June 30, 2009, the Company had an unrealized gain on the fair value of its investment in ARS of $377,000 and an unrealized loss of ($144,000) on its ARSR, resulting in a $233,000 net gain.
Six Months ended June 30, 2010 Compared to Six Months ended June 30, 2009
     Total revenue for the first half of 2010 was $1,056,000 compared to $721,000 in the first half of 2009, an increase of $335,000, or 46.5%, reflecting an increase in product sales as well as licensing fees and royalties. Operating revenue in the six months ended June 30, 2010 consisted of approximately 93.0% in product sales and 7.0% in technology licensing fees and royalties. Total revenues in the six months ended June 30, 2009 consisted of approximately 90.7% in product sales and 9.3% in technology licensing fees and royalties. The mix of our revenue sources during any reporting period may have a material impact on our operating results. In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.
     Product sales in the six months ended June 30, 2010 were $982,000 compared to $654,000 in the same prior year period, an increase of $328,000 or 50.2%. The increase in product sales was attributable primarily to higher demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst.
     Our technology licensing fees and royalties were slightly higher in 2010 with $74,000 in the six months ended June 30, 2010 compared to $67,000 in the same period of 2009. These revenues are primarily attributable to royalties related to our ARIS technologies. We have not executed new technology license agreements in 2010.
     Our total cost of revenue was $685,000 in the six-month period ended June 30, 2010 compared to $451,000 in the six-month period ended June 30, 2009. The increase in our cost of sales is due to an increase in sales volume. Our gross profit as a percentage of revenue was 35.1% and 37.4% for six-month periods ended June 30, 2010 and 2009, respectively, with the decrease largely attributable to the mix of revenues during the periods.

     Selling, general and administrative expenses were $2,733,000 in the six months ended June 30, 2010 compared to $3,513,000 in the comparable 2009 period, a decrease of $780,000, or 22.2%. The decrease in selling, general and administrative costs is primarily attributable to lower compensation and occupancy expenses partially offset with an increase in professional services. Selling, general and administrative expenses are summarized as follows:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Compensation and benefits	$1,267	$2,049
Non-cash stock-based compensation	57	410

Total compensation and benefits	1,324	2,459
Professional services	942	418
Travel	120	188
Occupancy	223	444
Bad debt (recovery) provision	—	(134)
Depreciation and all other	124	138

Total selling, general and administrative expenses	$2,733	$3,513

     The Company’s aggregate non-cash charges for the fair value of stock options and warrants in the six months ended June 30, 2010 were $57,000. This compares to $418,000 in total non-cash stock-based compensation expense in the six months ended June 30, 2009, of which $410,000 was included in selling, general and administrative expenses and $8,000 in research and development expenses.
     Excluding the non-cash stock-based charges, compensation and benefit expenses were $1,267,000 for the six months ended June 30, 2010 compared to $2,049,000 in the comparable prior year period, a decrease of $782,000, or 38.2%.
     Professional services include audit-related costs, legal fees, as well as investor relations and financial advisory fees. The increase principally reflects legal, accounting and investment banking fees incurred in connection with our proposed merger with Catalytic Solutions, Inc.
     We relocated our U.S. corporate offices in January 2009 and incurred rent expense on both our old and new U.S. headquarters due to the timing of our relocation and expiration of the old lease.
     Reimbursement of expenses under grant program represents amounts reimbursed under a $961,000 diesel emissions reduction technology development grant from the Houston Advanced Research Center (HARC). The project goal is to develop and verify a Nitrogen Oxide-Particulate Matter (NOx-PM) reduction retrofit system for on- and off-road engines, including those used in Class 8 type diesel fleets. The program is administered by HARC on behalf of the Texas Environmental Research Consortium utilizing funding provided by the State of Texas. We anticipate completing the HARC program by the first quarter of 2011.
     On February 10, 2009, the Company’s Board of Directors elected Michael L. Asmussen, as President and Chief Executive Officer replacing Dr. Bernhard Steiner. Mr. Asmussen was also appointed to serve as a Director of the Company. Effective February 11, 2009, Dr. Steiner resigned as a Director of the Company. As a consequence of his termination of employment, Dr. Steiner was entitled to salary of approximately $315,445 (EUR 241,500) per annum until September 13, 2010, the remainder of his contract term, along with specified expenses not to exceed an aggregate of approximately $4,300, to be paid in monthly installments. We recognized a severance charge of $510,000 in the six months ended June 30, 2009 for this obligation.
     Following Dr. Steiner’s death on June 26, 2010, the Company’s obligation to provide severance payments to him ceased. As a result, during the six months ended June 30, 2010, we reversed $163,000 of our severance accrual to recognize a reduction in our obligations due Dr. Steiner as well as certain severance arrangements related to our August 2009 workforce reduction.
     Research and development expenses were $189,000 in the six months ended June 30, 2010 compared to $186,000 in the six months ended June 30, 2009. Presently, we are working to overcome gaps in our technology and product portfolios brought about by volatile markets and past development setbacks. Research and development expenses in the six months ended June 30, 2009 include $8,000 of non-cash charges for the fair value of stock options granted in accordance with ASC 718.
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
     We believe that it is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the U.S. EPA and/or the California Air Resources Board (CARB) protocols in order to qualify for funding from EPA and/or

CARB programs. Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified. Verification is also useful for commercial acceptability. We believe that the lack of CARB verification will result in a shift of U.S. retrofit revenue into future periods. We are currently working to achieve CARB verification and may have the opportunity to obtain a conditional CARB verification before all of our testing has been concluded.
     Without full CARB verification, our U.S. retrofit opportunities are limited although certain jurisdictions have been satisfied with other of our certifications. We received the EPA registration in December 1999 for the Platinum Plus fuel-borne catalyst for use in bulk fuel by refiners, distributors and truck fleets. In 2000, we completed the certification protocol for particulate filters and additives for use with particulate filters with VERT, the main recognized authority in Europe that tests and verifies diesel particulate filters for emissions and health effects. In 2001, the Swiss environmental agency BUWAL approved the Platinum Plus fuel-borne catalyst for use with particulate filters. In 2002, the U.S. Mining, Safety and Health Administration accepted Platinum Plus fuel-borne catalyst for use in all underground mines. In 2007, we received accreditation for our Purifier System, our Platinum Plus fuel-borne catalyst used with a diesel particulate filter, to be sold for compliance with the emission reduction requirements established for the London LEZ. In 2009, the German Federal Environment Agency, the Umweltbundesamt (“UBA”), issued a non disapproval for sale of Platinum Plus fuel-borne catalyst for use in conjunction with up to 2,000 diesel particulate filters in Germany; further work will be required to remove the 2,000 unit restriction.
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
     Patent amortization and other patent related expense was $77,000 in the six months ended June 30, 2010 compared to $209,000 in the same prior year period, a decrease of $132,000. The 2009 expense includes the write-off of $150,000 in capitalized costs related to the abandonment of certain patents and patent applications not material to our business, the continued maintenance of which was judged by management to be uneconomic.
     Interest income was $91,000 in the six months ended June 30, 2010 compared to $141,000 in the six months ended June 30,2009, a decrease of $50,000, or 35.5%, due to lower invested balances and rates of return during the 2010 period.
     Other income (expense) was ($67,000) in the six months ended June 30, 2010 and is comprised of foreign currency transaction losses, net of gains of ($20,000) and interest expense of ($47,000). The 2009 other income (expense) of $321,000 consists of foreign currency transaction gains, net of losses of $192,000, interest expense of ($32,000) and net gain on investments of $161,000. In the six months ended June 30, 2009, the Company had an unrealized gain on the fair value of its investment in ARS of $411,000 and an unrealized loss of ($250,000) on our ARSR, resulting in a $161,000 net gain.
Liquidity and Capital Resources
     We require capital resources and liquidity to fund our global development and for working capital. Our working capital requirements vary from period to period depending upon manufacturing volumes, the timing of deliveries and payment cycles of our customers. At June 30, 2010, we had cash and cash equivalents of $8.1 million to use for our operations. Our working capital was $5.0 million at June 30, 2010 compared to $7.3 million at December 31, 2009 reflecting a decrease of $2.3 million primarily attributable to our operating losses during the period.
     Net cash used for operating activities was $1.8 million in the six months ended June 30, 2010 and was used primarily to fund the net loss of $2.3 million, adjusted for non-cash items and changes in working capital items. Included in the non-cash items was stock-based compensation expense of $57,000 and depreciation and amortization of $94,000.

     Accounts receivable, net increased $70,000 to $218,000 at June 30, 2010 from $148,000 at December 31, 2009 due primarily to increased sales activity. Inventories, net decreased $237,000, reflecting increased product sales in the retrofit-market. Other current assets and other assets decreased $188,000 at June 30, 2010 from the December 31, 2009 levels, principally reflecting collections of other receivables. Our accounts payable, accrued expenses and other liabilities increased at June 30, 2010 compared to December 31, 2009 reflecting increases in accounts payable that were partially offset by decreases in accrued expenses and other liabilities. The decrease in accrued expenses is principally due to the payment and adjustment of severance liabilities.
     Net cash provided by investing activities was $11.6 million in the six months ended June 30, 2010, principally reflecting the sale of of our ARS investments. We also used cash for investments in our patents, including patent applications in foreign jurisdictions. We expect to continue to invest in our intellectual property portfolio.
     Cash used in financing activities was approximately $4.5 million in the six months ended June 30, 2010 and was attributable to net repayment of borrowings under our demand loan facility with UBS.
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
     Classification of investments as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. At December 31, 2009, the Company classified all investments as current based on management’s intention and ability to liquidate the investments within the next twelve months through exercise of its put right with UBS. On June 30, 2010 we exercised our put option under the Offer and sold to UBS all our remaining ARS investments for approximately $5.2 million, representing par value. Of this amount, approximately $3.2 million was used in July 2010, to pay down our outstanding borrowings to UBS.
     Our management believes that our current cash and cash equivalents at June 30, 2010, will be sufficient to fund our operations for at least the next twelve months.
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
     We have incurred losses since inception aggregating $68.1 million, which amount includes $4.8 million of non-cash preferred stock dividends. We expect to incur losses through 2010. Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, catalyzed wire mesh filters and from technology licensing fees and royalties, revenue to date has been insufficient to cover our operating expenses, and we continue to be dependent upon sources other than operations to finance our working capital requirements. Historically, we have been primarily dependent upon funding from new and existing stockholders. The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, that it will be on acceptable terms.
     In the event that our business does not generate sufficient cash and external financing is not available or timely, we would be required to substantially reduce our level of operations in order to conserve cash and possibly seek joint ventures or other transactions, including the sale of assets. These reductions could have an adverse effect on our relationships with our customers and suppliers. Our long-term continuation is dependent upon the achievement of profitable operations and the ability to generate sufficient cash from operations, equity financings and other funding sources to meet our obligations.
     No dividends have been paid on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Capital Expenditures
     As of June 30, 2010, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.
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

PART II. OTHER INFORMATION
Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description
31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act.

31(b)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC. (Registrant)
By:	/s/ Michael L. Asmussen
Michael L. Asmussen
Director, President and Chief Executive Officer

Date: August 16, 2010

By:	/s/ John B. Wynne
John B. Wynne
Interim Chief Financial Officer, Vice President and Treasurer

Date: August 16, 2010