Form 10-Q/A
period 2009-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2010-09-02
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Clean Diesel Technologies, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, originally filed November 9, 2009 (the "Original Filing") to amend the following previously-filed condensed consolidated financial statements (and related disclosures): (1) our condensed consolidated balance sheet as of September 30, 2009; condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and condensed consolidated statement of cash flows for the nine months ended September 30, 2009 contained in Part I, Item 1 of this Amendment; and (2) management's discussion and analysis of our financial condition and results of operations as of and for the three and nine months ended September 30, 2009 contained in Part I, Item 2 of this Amendment. The restatement results from our management's determination subsequent to the issuance of our financial statements for the year ended December 31, 2009 that there were cumulative immaterial errors in the recording of abandonment of patent and patent applications for the year ended December 31, 2009 that if recorded as of March 31, 2010 would be material to the March 2010 quarter and therefore our unaudited 2009 condensed consolidated financial statements required restatement. The Company revised its consolidated balance sheet at December 31, 2009 to reflect the cumulative effect of these errors which resulted in an increase in accumulated deficit of $185,000 and the related changes in the consolidated statement of operations and consolidated statements of cash flows for the year ended December 31, 2009 at the time of filing our Form 10-Q for the period ended March 31, 2010. In applying the accounting guidance of Staff Accounting Bulletin 108, the Company has restated its March 31, 2009 and June 30, 2009 condensed consolidated financial statements (and related disclosures) on its Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 filed May 14, 2010 and August 16, 2010, respectively, to reflect the error noted above for comparative purposes.

Financial information related to the interim period ended September 30, 2009 included in the reports on Form 10-Q previously filed by us and all related earnings press releases and similar communications issued by us related to these periods, should not be relied upon and in the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall control. This Amendment should be read in conjunction with the Quarterly Report, which continues to speak as of the date of the Quarterly Report. Other than as stated above, this Amendment does not modify or update our disclosures in the Quarterly Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update any related or other disclosures.

CLEAN DIESEL TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2009

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets	(Restated) Note 1
Current assets:
Cash and cash equivalents	$4,224	$3,976
Investments	11,725	6,413
Accounts receivable, net of allowance of $263 and $359, respectively	163	637
Inventories, net	901	974
Other current assets	124	219
Total current assets	17,137	12,219

Investments	─	5,127
Patents, net	883	1,027
Fixed assets, net of accumulated depreciation of $338 and $505, respectively	322	296
Other assets	61	78
Total assets	$18,403	$18,747

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$184	$501
Accrued expenses	900	534
Short-term debt	7,697	3,013
Customer deposits	─	8
Total current liabilities	8,781	4,056

Commitments

Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share: authorized 12,000,000; issued and outstanding 8,178,304 and 8,138,304 shares, respectively	82	81
Additional paid-in capital	74,479	73,901
Accumulated other comprehensive loss	(426)	(406)
Accumulated deficit	(64,513)	(58,885)
Total stockholders’ equity	9,622	14,691
Total liabilities and stockholders’ equity	$18,403	$18,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:	(Restated) Note 1		(Restated) Note 1
Product sales	$225	$1,415	$879	$6,432
Technology licensing fees and royalties	28	165	95	368
Total revenue	253	1,580	974	6,800

Costs and expenses:
Cost of product sales	217	1,174	668	5,232
Cost of licensing fees and royalties	─	─	─	─
Selling, general and administrative	1,324	2,403	4,837	7,447
Severance charge	448	─	958	─
Research and development	128	162	314	316
Patent amortization and other expense	98	65	307	143
Operating costs and expenses	2,215	3,804	7,084	13,138

Loss from operations	(1,962)	(2,224)	(6,110)	(6,338)

Other income (expense):
Interest income	46	125	187	481
Other income (expense), net	(26)	(282)	295	(257)

Net loss	$(1,942)	$(2,381)	$(5,628)	$(6,114)
Basic and diluted loss per common share	$(0.24)	$(0.29)	$(0.69)	$(0.75)
Basic and diluted weighted-average number of common shares outstanding	8,138	8,138	8,138	8,137

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities	(Restated) Note 1
Net loss	$(5,628)	$(6,114)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	139	110
(Recovery) provision for doubtful accounts, net	(148)	499
Compensation expense for equity instruments	579	1,033
Gain on investment, net	(185)	─
Abandonment of patents and equipment	195	─
Changes in operating assets and liabilities:
Accounts receivable	622	335
Inventories, net	73	262
Other current assets and other assets	112	68
Accounts payable, accrued expenses and other liabilities	41	(640)
Net cash used for operating activities	(4,200)	(4,447)

Investing activities
Sale of investments	─	7,100
Patent costs	(88)	(220)
Purchase of fixed assets	(121)	(110)
Net cash (used for) provided by investing activities	(209)	6,770

Financing activities
Proceeds from short-term debt	4,735	3,000
Repayment of short-term debt	(51)	─
Stockholder-related charges	─	(14)
Proceeds from exercise of stock options	─	24
Net cash provided by financing activities	4,684	3,010

Effect of exchange rate changes on cash	(27)	(159)

Net increase in cash and cash equivalents	$248	$5,174
Cash and cash equivalents at beginning of the period	3,976	1,517
Cash and cash equivalents at end of the period	$4,224	$6,691

Supplemental non-cash activities:
Unrealized loss on available-for-sale securities	$ ─	$750
Accumulated depreciation of abandoned assets	$277	$ ─

Supplemental disclosures:
Cash paid for interest	$55	$ ─

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

Revision of September 2009 Period Amounts:

In preparing its financial statements for the three months ended March 31, 2010, Clean Diesel identified certain errors related to accounting for patents. These errors resulted in the overstatement of Patents, net and the understatement of patent costs for 2009. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), Clean Diesel evaluated these errors and determined that they were immaterial to each reporting period affected and, therefore, amendment of previously filed reports was not required. However, if the adjustments to correct the cumulative errors had been recorded in the first quarter 2010, Clean Diesel believes the impact would have been significant to the quarter ended March 31, 2010 and would impact comparisons to prior periods. As permitted by SAB 108, Clean Diesel revised in its first and second quarter 2010 filing and is revising in this filing previously reported annual and quarterly results for 2009 for these immaterial amounts.

The Condensed Consolidated Balance Sheet at September 30, 2009 was revised to reflect the cumulative effect of these errors which resulted in an increase in Accumulated deficit of $179,000. Also, in accordance with SAB 108, the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows have been revised as follows:

Index

Condensed Consolidated Balance Sheet — September 30, 2009

	As previously reported	Adjustment	Revised
	(In thousands)
Patents, net	$1,062	$(179)	$883
Total assets	18,582	(179)	18,403
Accumulated deficit	(64,334)	(179)	(64,513)
Total stockholders’ equity	9,801	(179)	9,622
Total liabilities and stockholders’ equity	18,582	(179)	18,403

Condensed Consolidated Statement of Operations — Three Months Ended September 30, 2009

	As previously reported	Adjustment	Revised
	(In thousands)
Patent amortization and other expense	$56	$42	$98
Operating costs and expenses	2,173	42	2,215
Loss from operations	(1,920)	(42)	(1,962)
Net loss	(1,900)	(42)	(1,942)
Basic and diluted loss per common share	(0.23)	(0.01)	(0.24)

Condensed Consolidated Statement of Operations — Nine Months Ended September 30, 2009

	As previously reported	Adjustment	Revised
	(In thousands)
Patent amortization and other expense	$128	$179	$307
Operating costs and expenses	6,905	179	7,084
Loss from operations	(5,931)	(179)	(6,110)
Net loss	(5,449)	(179)	(5,628)
Basic and diluted loss per common share	(0.67)	(0.02)	(0.69)

Condensed Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2009

	As previously reported	Adjustment	Revised
	(In thousands)
Net loss	$(5,449)	$(179)	$(5,628)
Abandonment of patents and equipment	16	179	195
Accumulated amortization of abandoned assets	270	7	277

Index

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

Patent Expense:

Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to twenty years.  During the nine months ended September 30, 2009, we capitalized $88,000 of patent costs and recorded abandonment of approximately $192,000 of patents, net.  Indirect and other patent-related costs are expensed as incurred.  Patent amortization expense for the three and nine months ended September 30, 2009 was $14,000 and $40,000, respectively, and for the three and nine months ended September 30, 2008 was $17,000 and $45,000, respectively.  At September 30, 2009 and December 31, 2008, the Company’s patents, net of accumulated amortization, were $883,000 and $1,027,000, respectively.

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

Note 10.  Comprehensive Loss

Components of comprehensive loss follow:

(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(1,942)	$(2,381)	$(5,628)	$(6,114)
Other comprehensive income (loss):
Foreign currency translation adjustment	(64)	(180)	(20)	(159)
Unrealized loss on available- for-sale securities	─	─	─	(750)
Comprehensive loss	$(2,006)	$(2,561)	$(5,648)	$(7,023)

Note 11.  Geographic Information

CDT sells its products and licenses its technologies throughout the world.  A geographic distribution of revenue consists of the following:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
U.S.	$111	$271	$489	$673
U.K./Europe	91	1,282	374	6,032
Asia	51	27	111	95
Total	$253	$1,580	$974	$6,800

Index

The Company has patent coverage in North and South America, Europe, Asia, Africa and Australia.  As of September 30, 2009 and December 31, 2008, the Company’s assets comprise the following:

(in thousands)
	September 30,	December 31,
	2009	2008
U.S.	$17,269	$17,214
Foreign	1,134	1,533
Total assets	$18,403	$18,747

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

A summary of the activity in the severance accrual is as follows:

(in thousands)
Balance at December 31, 2008	$-
Provisions	958
Payments	413
Balance at September 30, 2009	$545

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

Index

Patent amortization and other patent expenses were $98,000 in the three months ended September 30, 2009 compared to $65,000 in the same period in 2008, an increase of $33,000 (50.8%). The 2009 expense includes the write-off of $42,000 in capitalized costs related to the abandonment of certain patents and patent applications not material to our business, the continued maintenance of which was judged by management to be uneconomic.

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

Patent amortization and other patent related expense, including abandonment of $192,000 of previously capitalized patents, was $307,000 in the nine months ended September 30, 2009 compared to $143,000 in the same prior year period, an increase of $164,000 (114.7%).  At each reporting period, the Company evaluates the events or changes in circumstances that may indicate that patents are not recoverable.

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

Net cash used for operating activities was $4.2 million in the nine months ended September 30, 2009 and was used primarily to fund the net loss of $5.6 million, adjusted for non-cash items.  Included in the non-cash items was stock-based compensation expense of $579,000, abandonment of patents and equipment of $195,000, gain on fair value of investments of ($185,000) and recovery of doubtful accounts ($148,000).

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

We have incurred losses since inception aggregating $64.5 million, which amount includes $4.8 million of non-cash preferred stock dividends.  We expect to incur losses through 2010 with the expectation that we will achieve profitability during 2011.  Although we have generated revenue from sales of our Platinum Plus fuel-borne catalyst, Purifier Systems, ARIS advanced reagent injector and dosing systems for selective catalytic reduction, catalyzed wire mesh filters and from technology licensing fees and royalties, revenue to date has been insufficient to cover our operating expenses, and we continue to be dependent upon sources other than operations to finance our working capital requirements.  Historically, we have been primarily dependent upon funding from new and existing stockholders.  The Company can provide no assurance that it will be successful in any future financing effort to obtain the necessary working capital to support operations or if such financing is available, that it will be on acceptable terms.

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

CLEAN DIESEL TECHNOLOGIES, INC.
(Registrant)

Date: September 2, 2010	By:	/s/ Michael L. Asmussen
Michael L. Asmussen
Director, President and
Chief Executive Officer

Date: September 2, 2010	By:	/s/ John B. Wynne
John B. Wynne
Interim Chief Financial Officer,
Vice President and Treasurer