Form 10-Q
period 2010-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2010-11-15
CIK 949428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33710

CLEAN DIESEL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1393453
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4567 Telephone Road, Suite 206, Ventura, CA	93003
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (805) 639-9458
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2010, there were 3,788,354 outstanding shares of the registrant’s common stock, par value $0.01 per share.

CLEAN DIESEL TECHNOLOGIES, INC.
EXPLANATORY NOTE
On October 15, 2010, we completed the merger of our wholly-owned subsidiary, CDTI Merger Sub, Inc., with and into Catalytic Solutions, Inc., a California corporation (“CSI”), as contemplated by that certain Agreement and Plan of Merger dated May 13, 2010, as amended by letter agreements dated September 1, 2010 and September 14, 2010 (the “Merger Agreement”). We refer to this transaction as the “Merger,” see Note 14 to our Notes to Condensed Consolidated Financial Statements. On October 15, 2010, we also effected a one-for-six reverse stock split of the shares of our common stock. When we refer to our shares of common stock on “post-split” basis, it means after giving effect to the one-for-six reverse stock split. The Merger was accounted for as a reverse acquisition and, as a result, our company’s (the legal acquirer) consolidated financial statements will, in substance, be those of CSI (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of our company being included effective from the date of the closing of the Merger. However, because the Merger was not completed until October 15, 2010, after the end of our most recent fiscal quarter on September 30, 2010, we are required to include in this quarterly report on Form 10-Q for the quarter ended September 30, 2010, the unaudited consolidated financial statements (and discussion thereof in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our company, the legal acquirer, as of September 30, 2010 (i.e., prior to the closing of the Merger). CSI’s unaudited financial statements for the nine months ended September 30, 2010 will be filed on a current report on Form 8-K.
As used in this quarterly report on Form 10-Q and unless otherwise indicated, the terms “the company,” “we,” “us,” and “our” refer to Clean Diesel Technologies, Inc. after giving effect to the Merger, unless the context requires otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements in this report are forward-looking statements. You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.
Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual results could differ from those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2010, as amended on April 30, 2010 (the “Form 10-K”), and in Amendment No. 4 to our Registration Statement on Form S-4/A filed with the SEC on September 23, 2010 (the “Form S-4/A”) including without limitation the following:
•	our ability to successfully integrate the operations of Catalytic Solutions, Inc. (“CSI”) and realize the benefits of the Merger;

•	our need to refinance CSI’s credit facility and obtain additional financing to support our business;

•	any failure of our new management team to operate effectively;
All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.
Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. Although we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our plans and expectations change.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CLEAN DIESEL TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
		(Restated)
		Note 1
ASSETS
Current assets:
Cash and cash equivalents	$3,525	$2,772
Investments	—	11,725
Accounts receivable, net of allowance of $248 and $232, respectively	198	148
Inventories, net	907	1,059
Other current assets	172	294

Total current assets	4,802	15,998
Patents, net	968	898
Fixed assets, net of accumulated depreciation of $424 and $369, respectively	219	294
Other assets	56	57

Total assets	$6,045	$17,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$665	$301
Accrued expenses	563	675
Short-term debt	—	7,693

Total current liabilities	1,228	8,669
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 12,000,000; issued and outstanding 1,368,998 and 1,368,988 shares, respectively	14	14
Additional paid-in capital	74,846	74,762
Accumulated other comprehensive loss	(407)	(381)
Accumulated deficit	(69,636)	(65,817)

Total stockholders’ equity	4,817	8,578

Total liabilities and stockholders’ equity	$6,045	$17,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
		Note 1		Note 1
Revenue:
Product sales	$283	$225	$1,265	$879
Technology licensing fees and royalties	58	28	132	95

Total revenue	341	253	1,397	974
Costs and expenses:
Cost of product sales	131	217	816	668
Cost of licensing fees and royalties	—	—	—	—
Selling, general and administrative	1,662	1,324	4,395	4,837
Reimbursement of expenses under grant program	(44)	—	(159)	—
Severance charge	—	448	(163)	958
Research and development	55	128	244	314
Patent amortization and other expense	32	98	109	307

Operating costs and expenses	1,836	2,215	5,242	7,084
Loss from operations	(1,495)	(1,962)	(3,845)	(6,110)
Other income (expense):
Interest income	2	46	93	187
Other income (expense), net	—	(26)	(67)	295

Net loss	$(1,493)	$(1,942)	$(3,819)	$(5,628)

Basic and diluted loss per common share	$(1.09)	$(1.43)	$(2.80)	$(4.15)

Basic and diluted weighted-average number of common shares outstanding (Note 1)	1,365	1,356	1,364	1,356

The accompanying notes are an integral part of the condensed consolidated financial statements

CLEAN DIESEL TECHNOLOGIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
		(Restated)
		Note 1
Operating activities
Net loss	$(3,819)	$(5,628)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	140	139
Compensation expense for options, warrants and stock awards	84	579
Provision (Recovery) for doubtful accounts, net	23	(148)
Unrealized gain on investments, net	—	(185)
Loss on abandonment of patents and equipment	3	195
Changes in operating assets and liabilities:
Accounts receivable	(73)	622
Inventories, net	152	73
Other current assets and other assets	122	112
Accounts payable, accrued expenses and other liabilities	252	41

Net cash used for operating activities	(3,116)	(4,200)

Investing activities
Sale of investments	11,725	—
Patent costs	(125)	(88)
Purchase of fixed assets	(15)	(121)

Net cash provided by (used for) investing activities	11,585	(209)

Financing activities
Proceeds from short-term debt	2,161	4,735
Repayment of short-term debt	(9,854)	(51)

Net cash (used for) provided by financing activities	(7,693)	4,684

Effect of exchange rate changes on cash	(23)	(27)
Net increase in cash and cash equivalents	$753	$248
Cash and cash equivalents at beginning of the period	2,772	3,976

Cash and cash equivalents at end of the period	$3,525	$4,224

Supplemental non-cash activities:
Accumulated amortization of abandoned assets	$35	$277
Supplemental disclosures:
Cash paid for interest	$47	$55
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
The unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
On October 15, 2010, the Company effected a 1-for-6 reverse split of its common stock. All share information related to periods prior to October 15, 2010 in the accompanying financial statements have been restated retroactively to reflect the reverse stock split. The common stock and additional paid-in capital accounts at December 31, 2009 were adjusted retroactively to reflect the reverse stock split.
Our management believes that our current cash and cash equivalents at September 30, 2010 were sufficient to fund our operations for at least the next twelve months on a standalone basis (pre-Merger). However, on October 15, 2010, we completed the Merger with CSI. CSI has suffered recurring losses and negative cash flows from operations since inception, and prior to the Merger, CSI’s working capital was severely limited. As of September 30, 2010, CSI had an accumulated deficit of approximately $152 million and a working capital deficit of $6.3 million. As of December 31, 2009, CSI had an accumulated deficit of approximately $149.3 million and a working capital deficit of $4.4 million. As a result, CSI’s auditors’ report for fiscal year 2009 included an explanatory paragraph that expresses substantial doubt about CSI’s ability to continue as a “going concern.” In addition, CSI’s principal credit agreement has been in default since March 31, 2009, although a forbearance agreement is in place that expires on January 13, 2011 (that date that is 90 days after the effective date of the Merger). At September 30, 2010, CSI’s outstanding balance on the line of credit was $2.6 million with $2.8 million available. Although the Merger and the respective equity capital raises (CSI’s $4.0 million aggregate issuance of secured convertible notes, which converted to equity immediately prior to the Merger, and Clean Diesel’s $1.0 million Regulation S offering of common stock and warrants, which closed immediately prior to the Merger) provided necessary capital to the combined company, we nevertheless will need to replace CSI’s credit facility and may require additional capital in order to conduct our operations for any reasonable length of time. If we are not able to replace CSI’s credit facility or otherwise recapitalize the combined company, it would have a material adverse effect on our business, operating results, financial condition and long-term prospects
Reclassifications:
Some amounts in the prior period financial statements have been reclassified to conform to current period presentation.
Revision of Prior Period Amounts:
In preparing its financial statements for the three months ended March 31, 2010, Clean Diesel identified certain errors related to accounting for patents. These errors resulted in the overstatement of Patents, net and the understatement of patent costs for 2009. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), Clean Diesel evaluated these errors and determined that they were immaterial to each reporting period affected and, therefore, amendment of previously filed reports was not required. However, if the adjustments to correct the cumulative errors had been recorded in the first quarter 2010, Clean Diesel believes the impact would have been significant to the quarter ended March 31, 2010 and would impact comparisons to prior periods. Clean Diesel has subsequently amended its 2009 quarterly filings for these immaterial amounts.

The Consolidated Balance Sheet at December 31, 2009 was revised to reflect the cumulative effect of these errors which resulted in an increase in Accumulated deficit of $185,000. Also, in accordance with SAB 108, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been revised as follows:
Condensed Consolidated Balance Sheet — December 31, 2009

	As previously
	reported	Adjustment	Revised
	(In thousands)
Patents, net	$1,083	$(185)	$898
Total assets	17,432	(185)	17,247
Accumulated deficit	(65,632)	(185)	(65,817)
Total stockholder’s equity	8,763	(185)	8,578
Total liabilities and stockholders’ equity	17,432	(185)	17,247

Condensed Consolidated Statement of Operations — Three Months Ended September 30, 2009

	As previously
	reported	Adjustment	Revised
	(In thousands)
Patent amortization and other expense	$56	$42	$98
Operating costs and expenses	2,173	42	2,215
Loss from operations	(1,920)	(42)	(1,962)
Net loss	(1,900)	(42)	(1,942)
Basic and diluted loss per common share	(1.40)	(0.03)	(1.43)
Condensed Consolidated Statement of Operations — Nine Months Ended September 30, 2009

	As previously
	reported	Adjustment	Revised
	(In thousands)
Patent amortization and other expense	$128	$179	$307
Operating costs and expenses	6,905	179	7,084
Loss from operations	(5,931)	(179)	(6,110)
Net loss	(5,449)	(179)	(5,628)
Basic and diluted loss per common share	(4.02)	(0.13)	(4.15)
Condensed Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2009

	As previously
	reported	Adjustment	Revised
	(In thousands)
Net loss	$(5,449)	$(179)	$(5,628)
Loss on abandonment of patents	16	179	195
Accumulated amortization of abandoned assets	270	7	277
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
Patent Expense:
Patents, which include all direct incremental costs associated with initial patent filings and costs to acquire rights to patents under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to twenty years. During the nine months ended September 30, 2010, we capitalized $125,000 of patent costs and recognized a $3,000 loss on the abandonment of certain patents and patent applications. Indirect and other patent-related costs are expensed as incurred. Patent amortization expense for the three and nine months ended September 30, 2010 was $18,000 and $51,000, respectively. For the three and nine months ended September 30, 2009, amortization expense was $14,000 and $40,000, respectively. At September 30, 2010 and December 31, 2009, the Company’s patents, net of accumulated amortization, were $968,000 and $898,000, respectively.
Basic and Diluted Loss per Common Share:
Basic loss per share is computed by dividing net loss by the weighted-average shares outstanding during the reporting period. Diluted loss per share is computed in a manner similar to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive, using the treasury stock method. The Company’s computation of diluted net loss per share for the three and nine months ended September 30, 2010 and 2009 does not include common share equivalents associated with 127,911 and 146,068 options, respectively, and 66,562 and 67,916 warrants, respectively, as the result would be anti-dilutive. Further, per share effects of the 4,444 and 6,667 unvested restricted shares under a stock award have not been included in the diluted net loss per share for the three and nine months ended September 30, 2010 and 2009, respectively, as the result would be anti-dilutive.

Income Taxes:
At September 30, 2010, there were no unrecognized tax benefits. It is the Company’s policy to classify in the financial statements accrued interest and penalties attributable to a tax position as income taxes.
Utilization of CDT’s U.S. federal tax loss carryforwards for the period prior to December 12, 1995 is limited as a result of the ownership change in excess of 50% attributable to the 1995 Fuel-Tech N.V. rights offering to a maximum annual allowance of $734,500. Utilization of CDT’s U.S. federal tax loss carryforwards for the period after December 12, 1995 and before December 30, 2006 is limited as a result of the ownership change in excess of 50% attributable to the private placement which was effective December 29, 2006 to a maximum annual allowance of $2,518,985. Utilization of CDT’s tax losses subsequent to 2006 may be limited due to cumulative ownership changes in any future three-year period. Losses through October 15, 2010 will be limited due to a change in control as a result of our merger with Catalytic Solutions, Inc. (“CSI”) (see Notes 13 and 14).
We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our tax years after 2006 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.
Fair Value of Financial Instruments:
The Company’s assets carried at fair value on a recurring basis are its investments (see Note 2). At December 31, 2009, the investments have been classified within level 3 in the valuation hierarchy as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.
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
The Company’s investments as of December 31, 2009 have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. Investments are comprised of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Auction rate securities	$—	$10,577
Auction rate securities right	—	1,148

Total investments	$—	$11,725
Classified as current assets	—	11,725

Classified as non-current assets	$—	$—

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
The fair value of the ARS was approximately $10.6 million at December 31, 2009. The fair value of the ARS was determined utilizing a discounted cash flow approach and market evidence with respect to the ARS’s collateral, ratings and insurance to assess default risk, credit spread risk and downgrade risk. The Company also recorded the ARSR at an initial fair value of $1.3 million. The fair value of the ARSR was based on an approach in which the present value of all expected future cash flows were subtracted from the current fair market value of the securities and the resultant value was calculated as a future value at an interest rate reflective of counterparty risk. In the nine months ended September 30, 2010, recognized gains on the ARS were directly offset by losses on the ARSR, resulting in no impact on our results of operations. In the three and nine months ended September 30, 2009, we recorded a gain of $31,000 and $441,000, respectively, on the ARS and a loss of $7,000 and $256,000, respectively, on the ARSR, resulting in a $24,000 and $185,000 net gain, respectively, included in other income (expense) on our unaudited condensed consolidated statements of operations.

During the first quarter of 2010, UBS began purchasing certain of our ARS investments at par value and on June 30, 2010 we exercised our put option under the Offer and sold to UBS our remaining ARS for approximately $5.2 million, representing par value. Of this amount, approximately $3.2 million was used in July 2010 to pay down the Company’s outstanding borrowings to UBS.
Interest income for the three months ended September 30, 2010 and 2009 was approximately $2,000 and $46,000, respectively, and for the nine-month periods then ended was approximately $93,000 and $187,000, respectively. Accrued interest receivable at September 30, 2010 and December 31, 2009 was approximately zero and $7,000, respectively.
The table below includes a roll-forward of the Company’s investments in ARS and ARSR for the nine months ended September 30, 2010:

2010
Significant
Unobservable
Inputs
(Level 3)
(In thousands)
Fair value at beginning of period	$11,725
Purchases	—
Sales	(11,725)
Transfers (out) in	—
Unrealized gain (loss) included in statement of operations	—

Fair value at end of period	$—

Change in unrealized gain (loss)	$—

Note 3. Inventories
Inventories are stated at the lower of cost or market with cost determined using the average cost method. Inventories consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Finished Platinum Plus fuel-borne catalyst	$130	$85
Platinum concentrate/metal	246	449
Hardware	510	587
Other	93	11

	$979	$1,132
Less: inventory reserves	(72)	(73)

Inventories, net	$907	$1,059

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

The outstanding balance of the short-term debt at December 31, 2009 was $7.7 million. In July 2010, pursuant to the terms of our agreement with UBS, we used a portion of the proceeds from our sale of ARS investments to pay down the remaining UBS borrowings.
Interest expense was approximately zero and $25,000 for the three months ended September 30, 2010 and 2009, respectively and $47,000 and $57,000 for the nine months ended September 30, 2010 and 2009 respectively.
Note 5. Stockholders’ Equity
In March 2009, we issued 6,666 restricted shares of our common stock under our Incentive Plan (see Note 6).
In the first nine months of 2010, 1,328 of the Company’s outstanding warrants expired. At September 30, 2010, the Company had 66,562 warrants outstanding, exercisable at a weighted-average exercise price of $69.10 with a weighted-average remaining life of 1.77 years.
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
Share-based compensation cost recognized under ASC 718 was approximately $27,000 and $161,000 for the three months ended September 30, 2010 and 2009, respectively and $84,000 and $579,000 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was approximately $0.1 million of unrecognized compensation cost related to stock options and restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.5 years.
The following table summarizes information concerning stock options outstanding including the related transactions under the Plan for the nine months ended September 30, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares*	Price	Term in Years	Value
Options Outstanding as of December 31, 2009	146,068	$62.41
Granted	—	$—
Exercised	—	$—
Forfeited	(1,111)	$16.23
Expired	(17,046)	$71.79

Options outstanding as of September 30, 2010	127,911	$61.57	3.4	$—

Options exercisable as of September 30, 2010	123,413	$63.06	3.2	$—

*	Table does not include 6,667 shares issued in 2009 as a restricted stock award under the Plan.
The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2010, adjusted for the effect of the Company’s 1 for 6 reverse stock split (see Note 1), which would have been received by the holders had all holders of awards and options in the money exercised their options as of that date.

No stock options were exercised in the nine months ended September 30, 2010 and 2009.
In 2009, the board of directors awarded 6,667 shares to its newly-elected Chief Executive Officer at an average market price of $9.75 per share, representing the high and low market price on the date of award, March 30, 2009. These shares vest as to one-third of the total on each of February 10, 2010, 2011 and 2012. The total fair value of the award was $65,000 which is being charged to expense over the vesting period. As a result of the Chief Executive Officer’s resignation on October 8, 2010, no further expense for this award will be recognized.
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
Note 8. Related Party Transactions
Mr. Park, our Chairman, is also a principal and chairman of Innovator Capital Limited, a financial services company based in London, England, which firm has provided services to the Company. On November 20, 2009, the Company entered into an engagement letter with Innovator to provide financing and merger and acquisition services (“Engagement Letter”). The Engagement Letter had an initial three month term during which Innovator would (i) act for the Company in arranging a private placement financing of $3.0 million to $4.0 million from the sale of the Company’s common stock and warrants and (ii) assist the Company in merger and acquisition activities. Effective February 20, 2010, the Company extended the term of the Engagement Letter to June 30, 2010 and revised the minimum and maximum range of private placement financing to $1.0 million to $1.5 million. On August 6, 2010, the Company further extended the term of the Engagement Letter (see Note 13).
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

For its merger and acquisition services, Innovator will receive monthly retainer fees of $10,000 and success fees as a percentage of transaction value of five percent (5%) on the first $10.0 million, four percent (4%) on the next $3.0 million, three percent (3%) on the next $2.0 million, and two percent (2%) on amounts above $15.0 million in connection with possible merger and acquisition transactions. Success fees are payable in cash or shares or a combination of cash or shares as determined by the Board of the Company (see Notes 13 and 14).
The Engagement Letter further provides that retainer fees may be deducted from success fees, that Innovator shall be reimbursed for its ordinary and necessary out of pocket expenses, that the Engagement Letter is subject to Delaware law, and that disputes between the parties are subject to arbitration.
Selling, general and administrative expenses for the three and nine months ended September 30, 2010 include $30,000 and $90,000, respectively, related to services rendered by Innovator Capital under the terms of the Engagement Letter.
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
Note 9. Significant Customers
For the three and nine months ended September 30, 2010 and 2009, revenue derived from certain customers comprised 10% or more of our consolidated revenue (“significant customers”) as set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Customer A	*	*	38.7%	*
Customer B	15.5%	*	*	*
Customer C	13.8%	*	*	*
Customer D	10.6%	*	*	*
Customer E	*	20.0%	*	11.5%
Customer F	*	*	*	10.4%
Customer G	*	11.6%	*	*
Customer H	*	*	*	13.6%

*	Represents less than 10% revenue for that customer in the applicable period. There were no other customers that represented 10% or more of revenue for the periods indicated.
At September 30, 2010, Clean Diesel had two customers (not included in the table above) that represented approximately 48.1 % of its gross accounts receivable balance.

Note 10. Comprehensive Loss
Components of comprehensive loss follow:
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(1,493)	$(1,942)	$(3,819)	$(5,628)
Other comprehensive income (loss):
Foreign currency translation adjustment	(42)	(64)	26	(20)

Comprehensive loss	$(1,535)	$(2,006)	$(3,793)	$(5,648)

Note 11. Geographic Information
CDT sells its products and licenses its technologies throughout the world. A geographic distribution of revenue consists of the following:
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
U.S.	$88	$111	$306	$489
U.K./Europe	239	91	1,050	374
Asia	14	51	41	111

Total	$341	$253	$1,397	$974

The Company has patent coverage in North and South America, Europe, Asia, Africa and Australia. As of September 30, 2010 and December 31, 2009, the Company’s assets comprise the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
U.S.	$4,274	$15,551
Foreign	1,771	1,696

Total assets	$6,045	$17,247

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
A summary of the activity in the severance accrual is as follows:

(In thousands)
Balance at December 31, 2009	$389
Provisions (Reversals)	(163)
Payments	(226)

Balance at September 30, 2010	$—

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

In connection with the Merger, if successful, Innovator Capital, an investment banking firm described in Note 8, is expected to receive a fee of approximately $761,000. On July 21, 2010, the Company’s board formed a Special Committee of Independent Directors (“Special Committee”) to review and consider various matters in connection with the Company’s proposed merger with CSI. On August 6, 2010, based upon a recommendation from the Special Committee, the Company’s board voted to extend the term of Innovator Capital’s engagement to the earlier of September 30, 2010 or the closing of the Merger and to determine the form of payment of Innovator Capital’s fee for merger and acquisition services. In connection with a successful merger with CSI, Innovator Capital’s fee will be comprised of $500,000 in cash (inclusive of monthly retainers) and 32,414 shares (194,486 shares on a pre-split basis) of Clean Diesel common stock.
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
Both CSI and Clean Diesel intend to issue additional securities prior to the Merger in order that they can finance current operations. The Company has received commitment letters from existing stockholders to raise approximately $1.0 million for the issuance of additional shares of common stock and warrants in a Regulation S offering. Under the terms of the Company’s private placement, the closing of which is conditioned upon the consummation of the Merger, Clean Diesel will sell units consisting of up to 109,020 shares (654,118 shares on a pre-split basis) of its common stock and warrants to purchase up to 166,666 shares (1,000,000 on a pre-split basis) of its common stock. In connection with this offering, Innovator Capital will receive a fee of $50,000, in cash and 15% of the gross proceeds of the capital raise through the issuance of 14,863 warrants (89,180 warrants on a pre-split basis) to purchase common stock.
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
Note 14. Subsequent Events
On October 15, 2010, Clean Diesel’s wholly-owned subsidiary, CDTI Merger Sub, Inc., merged with and into CSI, with CSI continuing as the surviving corporation and as a wholly-owned subsidiary of Clean Diesel. Immediately prior to the Merger, and as contemplated by the Merger Agreement, a one-for-six reverse stock split took effect.

Pursuant to the terms of the Merger Agreement, each outstanding share of (i) CSI Class A Common Stock was converted into and became exchangeable for 0.007888 fully paid and non-assessable shares of Clean Diesel common stock on a post-split basis (0.04732553 on a pre-split basis) with any fractional shares to be paid in cash and warrants to acquire 0.006454 fully paid and non-assessable shares of Clean Diesel common stock for $7.92 per share on a post-split basis (0.03872267 shares for $1.32 per share on a pre-split basis); and (ii) CSI Class B Common Stock was converted into and became exchangeable for 0.010039 fully paid and non- assessable shares of Clean Diesel common stock on a post-split basis (0.06023308 on a pre-split basis) with any fractional shares to be paid in cash. In connection with the Merger and as contemplated by the Merger Agreement, we also issued 166,666 shares of common stock on a post-split basis (1,000,000 shares on a pre-split basis) and warrants to purchase an additional 166,666 shares of common stock on a post-split basis (1,000,000 shares on a pre-split basis) to Allen & Company LLC, CSI’s financial advisor. The warrants issued in the Merger expire on the earlier of (x) October 15, 2013 (the third anniversary of the effective time of the Merger) and (y) the date that is 30 days after we give notice to the warrant holder that the market value of one share of our common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days.
As provided in the Merger Agreement, Clean Diesel is issuing (or reserving for issuance pursuant to “in-the-money” warrants) approximately 2,287,873 shares of Clean Diesel common stock on a post-split basis (13,727,658 on a pre-split basis) and warrants to purchase an additional 666,583 shares of Clean Diesel common stock (4,000,000 on a pre-split basis) in connection with the Merger. Based on the closing price of $0.82 per share of Clean Diesel common stock on The NASDAQ Capital Market (“NASDAQ”) on October 15, 2010, the last trading day before the effectiveness of the reverse stock split and the closing of the Merger, the aggregate value of the Clean Diesel common stock issued in connection with the Merger was approximately $11,256,680.
In addition, on October 15, 2010, prior to the completion of the Merger, pursuant to binding commitment letters from investors in our Regulation S private placement we sold units consisting of 109,020 shares of our common stock on a post-split basis (654,118 on a pre-split basis) and warrants to purchase 166,666 shares of our common stock on a post-split basis (1,000,000 on a pre-split basis) for approximately $1,000,000 in cash before commissions and expenses. The warrants issued in our Regulation S private placement have an exercise price of $7.92 on a post-split basis ($1.32 on a pre-split basis) and expire on the earlier of (i) October 15, 2013 (the third anniversary of the effective time of the Merger) and (ii) the date that is 30 days after we give notice to the warrant holder that the market value of one share of our common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days.
In connection with the Merger, Innovator Capital, an investment banking firm described in Note 8, received a fee of approximately $761,000 comprised of $500,000 in cash (inclusive of monthly retainers) and 32,414 shares (194,486 shares on a pre-split basis) of Clean Diesel common stock. In addition, Innovator Capital received a fee of $50,000, in cash and 15% of the gross proceeds of the Company’s Regulation S private placement through the issuance of 14,863 warrants (89,180 warrants on a pre-split basis) to purchase common stock.
Following the consummation of the Merger, the holders of CSI securities (including the holders of its secured convertible notes) and CSI’s financial advisor collectively hold approximately 60% of our outstanding common stock and Clean Diesel stockholders (including investors in its Regulation S offering discussed herein) hold the remaining 40% of our outstanding common stock. For legal purposes, Clean Diesel acquired CSI, although the combination will be accounted for as a reverse merger with CSI deemed to be the “acquiror” for accounting and financial reporting purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our business and analysis of our financial condition and results of operations reflects our business as of September 30, 2010, prior to giving effect to the Merger, and should be read in conjunction with our unaudited condensed consolidated interim financial statements and the related notes thereto appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes thereto and the description of our business appearing in the Form 10-K. For additional financial information on CSI, please see the historical financial data of CSI, the unaudited pro forma condensed financial information of the combined company, and other information materials filed with the Form S-4.
This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under the caption “Risk Factors” in the Form 10-K and the Form S-4.
Results of Operations
Three Months ended September 30, 2010 Compared to Three Months ended September 30, 2009
Total revenue in the three months ended September 30, 2010 was $341,000 compared to $253,000 in the three months ended September 30, 2009, an increase of $88,000, or 34.8%, reflecting increased traction in our attempt to establish the company in the retrofit space. Revenue for the three months ended September 30, 2010 consisted of approximately 83.0% in product sales and 17.0% in technology licensing fees and royalties. Of our operating revenue for the three months ended September 30, 2009, approximately 88.9% was from product sales and 11.1% was from technology licensing fees and royalties. The mix of our revenue sources during any reporting period may have a material impact on our operating results. In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.
Product sales were $283,000 in the third quarter of 2010 compared to $225,000 in the same quarter of 2009, an increase of $58,000. This increase in product sales was attributable primarily to higher demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst. The sales of our Purifier Systems provide us with recurring revenue from use of our Platinum Plus fuel-borne catalyst that enables the regeneration of the diesel particulate filter. We believe we will have the opportunity to expand this business opportunity as we build the certified product portfolio and infrastructure required to address additional low emission zones throughout the globe.
Our technology licensing fees and royalties were also higher in 2010 with $58,000 in the three months ended September 30, 2010 compared to $28,000 in the same quarter of 2009. These revenues are primarily attributable to royalties related to our ARIS technologies. While we have not executed new technology license agreements in 2010, we continue our efforts to consummate technology license agreements with manufacturers and component suppliers for the use of our ARIS technologies for control of oxides of nitrogen (NOx) using our selective catalytic reduction (SCR) emission control, the combination of exhaust gas recirculation (EGR) with SCR technologies, and hydrocarbon injection for lean NOx traps, NOx catalysts and diesel particulate filter regeneration.
Our total cost of revenue was $131,000 in the three month period ended September 30, 2010 compared to $217,000 in the three month period ended September 30, 2009. Our gross profit as a percentage of revenue was 61.6% and 14.2% for the three month periods ended September 30, 2010 and 2009, respectively. The increase in gross margin was principally due to changes in sales mix during the periods, combined with a charge in the prior year period to adjust the carrying value of inventories to reflect realizable value.
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

Selling, general and administrative expenses were $1,662,000 in the three months ended September 30, 2010 compared to $1,324,000 in the comparable 2009 period, an increase of $338,000, or 25.5%. The increase in selling, general and administrative costs is primarily attributable to increased professional fees incurred in connection with our merger with CSI, which was completed on October 15, 2010. The increased professional fees were partially offset by lower compensation and benefits, travel, rent and related occupancy expenses in 2010. Selling, general and administrative expenses are summarized as follows:

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Compensation and benefits	$634	$784
Non-cash stock-based compensation	27	159

Total compensation and benefits	661	943
Professional services	753	127
Travel	68	78
Occupancy	93	115
Bad debt (recovery) provision	23	(14)
Depreciation and all other	64	75

Total selling, general and administrative expenses	$1,662	$1,324

Excluding the non-cash stock-based charges, compensation and benefit expenses were $634,000 for the three months ended September 30, 2010 compared to $784,000 in the comparable prior year period. This decrease of $150,000, or 19.1%, is due primarily to the reduction in force implemented effective August 7, 2009. The reduction in non-cash stock-based compensation reflects a reduction in our workforce and related issuance of stock-based awards.
Expenses related to professional services increased by $626,000 to $753,000 in the three months ended September 30, 2010 compared to $127,000 in the comparable prior year period. The increase principally reflects legal, accounting, investment banking fees and other expenses incurred in connection with our merger with CSI, which was completed on October 15, 2010.
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
Research and development expenses were $55,000 in the three months ended September 30, 2010 compared to $128,000 in the three months ended September 30, 2009, a decrease of $73,000. Presently, we are working to overcome gaps in our technology and product portfolios brought about by volatile markets and past development setbacks. In addition to development of new products, our 2010 projects include field testing of fuel economy and emission control technologies in connection with our HARC project. Total research and development expenses for the three months ended September 30, 2009 included $2,000 of non-cash charges for stock-based compensation.
Patent amortization and other patent related expense was $32,000 in the three months ended September 30, 2010 compared to $98,000 in the same prior year period, a decrease of $66,000. The 2009 expense includes the write-off of $42,000 in capitalized costs related to the abandonment of certain patents and patent applications not material to our business, the continued maintenance of which was judged by management to be uneconomic.
At each reporting period, we evaluate the events or changes in circumstances that may indicate that patents are not recoverable. The types of events and changes in circumstances that would indicate the carrying value of our patents is not recoverable and therefore, impairment testing would be triggered include the following: permanent elimination of mandated compliance with emission reduction standards; reduction in overall market prevalence of diesel engines; obsolescence of our technologies due to new discoveries and inventions; and an adverse action or assessment against our technologies.

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
Interest income was $2,000 in the three months ended September 30, 2010 compared to $46,000 in the three months ended September 30, 2009, a decrease of $44,000, principally due to lower invested balances and rates of return during the 2010 period.
Other income (expense) was zero in the three months ended September 30, 2010 compared to ($26,000) in the comparable 2009 period. The 2009 other income (expense) is comprised of foreign currency transaction losses, net of gains of ($24,000), interest expense of ($25,000) and gain, net on the fair value of investments of $23,000.
Nine Months ended September 30, 2010 Compared to Nine Months ended September 30, 2009
Total revenue for the first nine months of 2010 was $1,397,000 compared to $974,000 in the first nine months of 2009, an increase of $423,000, or 43.4%, reflecting an increase in product sales as well as licensing fees and royalties. Operating revenue in the nine months ended September 30, 2010 consisted of approximately 90.6% in product sales and 9.4% in technology licensing fees and royalties. Total revenues in the nine months ended September 30, 2009 consisted of approximately 90.2% in product sales and 9.8% in technology licensing fees and royalties. The mix of our revenue sources during any reporting period may have a material impact on our operating results. In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.
Product sales in the nine months ended September 30, 2010 were $1,265,000 compared to $879,000 in the same prior year period, an increase of $386,000 or 43.9%. The increase in product sales was attributable primarily to higher demand for our Platinum Plus Purifier Systems, a product comprised of a diesel particulate filter along with our Platinum Plus fuel-borne catalyst.
Our technology licensing fees and royalties were also higher in 2010 with $132,000 in the nine months ended September 30, 2010 compared to $95,000 in the same period of 2009. These revenues are primarily attributable to royalties related to our ARIS technologies. We have not executed new technology license agreements in 2010.
Our total cost of revenue was $816,000 in the nine-month period ended September 30, 2010 compared to $668,000 in the nine-month period ended September 30, 2009. The increase in our cost of sales is due to an increase in sales volume. Our gross profit as a percentage of revenue was 41.6% and 31.4% for nine-month periods ended September 30, 2010 and 2009, respectively, with the increase largely attributable to the mix of revenues during the periods.

Selling, general and administrative expenses were $4,395,000 in the nine months ended September 30, 2010 compared to $4,837,000 in the comparable 2009 period, a decrease of $442,000, or 9.1%. The decrease in selling, general and administrative costs is primarily attributable to lower compensation and occupancy expenses partially offset with an increase in professional services related to our merger with CSI which was completed on October 15, 2010. Selling, general and administrative expenses are summarized as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Compensation and benefits	$1,901	$2,833
Non-cash stock-based compensation	84	569

Total compensation and benefits	1,985	3,402
Professional services	1,695	545
Travel	188	266
Occupancy	316	495
Bad debt (recovery) provision	23	(148)
Depreciation and all other	188	277

Total selling, general and administrative expenses	$4,395	$4,837

Our aggregate non-cash charges for the fair value of stock options and warrants in the nine months ended September 30, 2010 were $84,000. This compares to $579,000 in total non-cash stock-based compensation expense in the nine months ended September 30, 2009, of which $569,000 was included in selling, general and administrative expenses and $10,000 in research and development expenses.
Excluding the non-cash stock-based charges, compensation and benefit expenses were $1,901,000 for the nine months ended September 30, 2010 compared to $2,833,000 in the comparable prior year period, a decrease of $932,000, or 32.9%.
Professional services include audit-related costs, legal fees, as well as investor relations and financial advisory fees. The increase principally reflects legal, accounting and investment banking fees incurred in connection with our merger with CSI, which was completed on October 15, 2010.
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
On February 10, 2009, our Board of Directors elected Michael L. Asmussen, as President and Chief Executive Officer replacing Dr. Bernhard Steiner. Mr. Asmussen was also appointed to serve as a Director of the Company. Effective February 11, 2009, Dr. Steiner resigned as a Director of the Company. As a consequence of his termination of employment, Dr. Steiner was entitled to salary of approximately $315,445 (EUR 241,500) per annum until September 13, 2010, the remainder of his contract term, along with specified expenses not to exceed an aggregate of approximately $4,300, to be paid in monthly installments. We recognized a severance charge of $510,000 in the nine months ended September 30, 2009 for this obligation.
Following Dr. Steiner’s death on June 26, 2010, our obligation to provide severance payments to him ceased. As a result, during the nine months ended September 30, 2010, we reversed $163,000 of our severance accrual to recognize a reduction in our obligations due Dr. Steiner as well as certain severance arrangements related to our August 2009 workforce reduction.
Research and development expenses were $244,000 in the nine months ended September 30, 2010 compared to $314,000 in the nine months ended September 30, 2009. Presently, we are working to overcome gaps in our technology and product portfolios brought about by volatile markets and past development setbacks. Research and development expenses in the nine months ended September 30, 2009 include $10,000 of non-cash charges for the fair value of stock options granted in accordance with ASC 718.
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
Patent amortization and other patent related expense was $109,000 in the nine months ended September 30, 2010 compared to $307,000 in the same prior year period, a decrease of $198,000. The 2009 expense includes the write-off of $192,000 in capitalized costs related to the abandonment of certain patents and patent applications not material to our business, the continued maintenance of which was judged by management to be uneconomic.
Interest income was $93,000 in the nine months ended September 30, 2010 compared to $187,000 in the nine months ended September 30, 2009, a decrease of $94,000, due to lower invested balances and rates of return during the 2010 period.
Other income (expense) was ($67,000) in the nine months ended September 30, 2010 and is comprised of foreign currency transaction losses, net of gains of ($20,000) and interest expense of ($47,000). The 2009 other income (expense) of $295,000 consists of foreign currency transaction gains, net of losses of $168,000, interest expense of ($57,000), a net gain on investments of $185,000 and ($1,000) all other. In the nine months ended September 30, 2009, the Company had an unrealized gain on the fair value of its investment in ARS of $441,000 and an unrealized loss of ($256,000) on our ARSR, resulting in an $185,000 net gain.
Liquidity and Capital Resources
We require capital resources and liquidity to fund our global development and for working capital. Our working capital requirements vary from period to period depending upon manufacturing volumes, the timing of deliveries and payment cycles of our customers. At September 30, 2010, we had cash and cash equivalents of approximately $3.5 million to use for our operations. Our working capital was approximately $3.6 million at September 30, 2010 compared to $7.3 million at December 31, 2009 reflecting a decrease of $3.7 million primarily attributable to our operating losses during the period.

Net cash used for operating activities was $3.1 million in the nine months ended September 30, 2010 and was used primarily to fund the net loss of $3.8 million, adjusted for non-cash items and changes in working capital items. Included in the non-cash items was stock-based compensation expense of $84,000, a provision for doubtful accounts of $23,000 and depreciation and amortization of $140,000.
After adjusting for the provision for doubtful accounts, trade accounts receivable, net increased $73,000 to $198,000 at September 30, 2010 from $148,000 at December 31, 2009 due primarily to increased sales activity. Inventories, net decreased $152,000, reflecting increased product sales in the retrofit-market. Other current assets and other assets decreased $122,000 at September 30, 2010 from the December 31, 2009 levels, principally reflecting collections of other receivables. Our accounts payable, accrued expenses and other liabilities increased at September 30, 2010 compared to December 31, 2009 reflecting increases in accounts payable that were partially offset by decreases in accrued expenses and other liabilities. The decrease in accrued expenses is principally due to the payment and adjustment of severance liabilities.
Net cash provided by investing activities was $11.6 million in the nine months ended September 30, 2010, principally reflecting the sale of our ARS investments. We also used cash for investments in our patents, including patent applications in foreign jurisdictions. We expect to continue to invest in our intellectual property portfolio.
Cash used in financing activities was approximately $7.7 million in the nine months ended September 30, 2010 and was attributable to net repayment of borrowings under our demand loan facility with UBS.
In October 2008, we received an offer (the “Offer”) from UBS for a put right permitting us to sell to UBS at par value all ARS previously purchased from UBS at a future date (any time during a two-year period beginning June 30, 2010). The Offer also included a commitment to loan us 75% of the UBS- determined value of the ARS at any time until the put is exercised. The Offer was non-transferable and expired on November 14, 2008. On November 6, 2008, we accepted the Offer. Our right under the Offer is in substance a put option (with the strike price equal to the par value of the ARS) which it recorded as an asset, measured at its fair value.
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
Our management believes that our current cash and cash equivalents at September 30, 2010 were sufficient to fund our operations for at least the next twelve months on a standalone basis (pre-Merger). However, on October 15, 2010, we completed the Merger with CSI. CSI has suffered recurring losses and negative cash flows from operations since inception, and prior to the Merger, CSI’s working capital was severely limited. As of September 30, 2010, CSI had an accumulated deficit of approximately $152 million and a working capital deficit of $6.3 million. As of December 31, 2009, CSI had an accumulated deficit of approximately $149.3 million and a working capital deficit of $4.4 million. As a result, CSI’s auditors’ report for fiscal year 2009 included an explanatory paragraph that expresses substantial doubt about CSI’s ability to continue as a “going concern.” In addition, CSI’s principal credit agreement has been in default since March 31, 2009, although a forbearance agreement is in place that expires on January 13, 2011 (that date that is 90 days after the effective date of the Merger). At September 30, 2010, CSI’s outstanding balance on the line of credit was $2.6 million with $2.8 million available. Although the Merger and the respective equity capital raises (CSI’s $4.0 million aggregate issuance of secured convertible notes, which converted to equity immediately prior to the Merger, and Clean Diesel’s $1.0 million Regulation S offering of common stock and warrants, which closed immediately prior to the Merger) provided necessary capital to the combined company, we nevertheless will need to replace CSI’s credit facility and may require additional capital in order to conduct our operations for any reasonable length of time. If we are not able to replace CSI’s credit facility or otherwise recapitalize the combined company, it would have a material adverse effect on our business, operating results, financial condition and long-term prospects
No dividends have been paid on our common stock and we do not anticipate paying cash dividends in the foreseeable future.
Capital Expenditures
As of September 30, 2010, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Subsequent Event
On October 15, 2010, we completed the Merger with CSI. Accordingly, our annual report for the year ended December 31, 2010 will reflect the description of our business and operations as a combined entity, and the audited financial statements included in that annual report of the combined entity will, in substance, be those of CSI (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of our company being included effective from the date of the closing of the Merger. For additional information relating to the business and operations of CSI, please see the Form S-4.
Selected Financial Data

	Year Ended
	December 31,
	2009	2008
Reflecting post one-for-six split capitalization	(In thousands)
Revenue	$1,221	$7,475
Net loss	$(6,932)	$(9,373)
Net loss per share, basic and diluted	$(5.10)	$(6.91)
Dividends per share	$—	$—
Weighted average number of common shares, basic and diluted	1,358	1,356
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we had effective disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Controls
In connection with the evaluation by our Chief Executive Officer and Chief Financial Officer of internal control over financial reporting that occurred during our last fiscal quarter, no change in our internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Removed and Reserved]
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC. (Registrant)
	By:	/s/ Charles F. Call
Charles F. Call
Director and Chief Executive Officer

Date: November 15, 2010

	By:	/s/ Nikhil A. Mehta
Nikhil A. Mehta
Chief Financial Officer and Treasurer
Date: November 15, 2010