Form 10-K
period 2010-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2011-03-31
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.: 001-33710
CLEAN DIESEL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1393453

(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
4567 Telephone Road, Suite 206
Ventura, CA 93003
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (805) 639-9458
Securities registered pursuant to Section 12(b):

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g): None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2010 was $7,324,391 based on the number of shares held by non-affiliates of the registrant and the reported last sale price of common stock on June 30, 2010 ($6.48, after adjusting to reflect the one-for-six reverse stock split of the registrant’s common stock that took effect October 15, 2010), which was the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. The registrant does not have non-voting common stock outstanding.
As of March 23, 2011, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 3,987,812.
Documents incorporated by reference:
The registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

CLEAN DIESEL TECHNOLOGIES, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2010

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions, that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements generally are identified by the words “may,” “will,” “project,” “might,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “should,” “could,” “would,” “strategy,” “plan,” “continue,” “pursue,” or the negative of these words or other words or expressions of similar meaning. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. These forward-looking statements are based on information available to us, are current only as of the date on which the statements are made, and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K. The discussion in the section “Risk Factors” highlights some of the more important risks identified by management but should not be assumed to be the only factors that could affect our future performance. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should not place undue reliance on any forward-looking statements. Risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.
HELPFUL INFORMATION
     As used throughout this Annual Report on Form 10-K, unless the context otherwise requires, “CDTI” means Clean Diesel Technologies, Inc. and its consolidated subsidiaries on stand-alone basis prior to the October 15, 2010 business combination with CSI. We refer to this business combination as the “Merger.” “CSI” means Catalytic Solutions, Inc. and its consolidated subsidiaries prior to the Merger. The terms “Clean Diesel” or the “Company” or “we,” “our” and “us” means Clean Diesel Technologies, Inc. and its consolidated subsidiaries as of the date of this Annual Report on Form 10-K, including CSI.
     On October 15, 2010, prior to the Merger, we effected a one-for-six reverse stock split of our common stock. When we refer to our shares of common stock on a “post-split” basis, it means after giving effect to the one-for-six reverse stock split.
     The Merger was accounted for as a reverse acquisition and, as a result, our company’s (the legal acquirer) consolidated financial statements are now those of CSI (the accounting acquirer), with the assets and liabilities and revenues and expenses of CDTI being included in our financial statements effective from October 15, 2010, the date of the closing of the Merger.
TRADEMARKS
     The Clean Diesel Technologies name with logo, CDT logo, CSI®, CATALYTIC SOLUTIONS®, CSI logo, ARIS®, BARETRAP®, CATTRAP ®, COMBICLEAN®, COMBIFILTER®, MPC®, PATFLUID®, PLATINUM PLUS®, PURIFIER and design, PURIFILTER®, PURIMUFFLER®, TERMINOX® and UNIKAT®, among others, are registered or unregistered trademarks of Clean Diesel (including its subsidiaries).

ii

PART I
ITEM 1. BUSINESS
Overview
     We are a Delaware corporation formed in 1994 as a wholly-owned subsidiary of Fuel Tech, Inc., a Delaware corporation (formerly known as Fuel-Tech N.V., a Netherlands Antilles limited liability company) (“Fuel Tech”), and were spun off by Fuel Tech in a rights offering in December 1995. Since inception, and as set forth below, we have developed a substantial portfolio of patents and related proprietary rights and extensive technological know-how.
     On October 15, 2010, our wholly-owned subsidiary, CDTI Merger Sub, Inc., merged with and into Catalytic Solutions, Inc. We refer to this transaction as the “Merger.” On October 15, 2010, prior to the Merger, we also effected a one-for-six reverse stock split. When we refer to our shares of common stock on a “post-split” basis, it means after giving effect to the one-for-six reverse stock split. The Merger was accounted for as a reverse acquisition and, as a result, our company’s (the legal acquirer) consolidated financial statements are now those of CSI (the accounting acquirer), with the assets and liabilities and revenues and expenses of CDTI being included effective from October 15, 2010, the date of the closing of the Merger.
     CSI is a California corporation formed in 1996, has over 30 years of experience in the heavy duty diesel systems market through its Heavy Duty Diesel Systems division and has proven technical and manufacturing competence in the light duty vehicle catalyst market meeting auto makers’ most stringent requirements. CSI’s Catalyst division has supplied over 10 million catalyst parts to light duty vehicle customers since 1996. From November 22, 2006 through the Merger, CSI’s common stock was listed on the AIM of the London Stock Exchange (AIM: CTS and CTSU).
     Following the Merger, we are now a vertically integrated global manufacturer and distributor of emissions control systems and products, focused in the heavy duty diesel and light duty vehicle markets. As a cleantech company, we utilize our proprietary patented Mixed Phase Catalyst (MPC®) technology, as well as our ARIS® selective catalytic reduction, Platinum Plus® Fuel-Borne Catalyst (FBC), and other technologies to provide high-value sustainable solutions to reduce emissions and lower the carbon intensity of on- and off-road engine applications. We, along with our wholly-owned subsidiary CSI, are now headquartered in Ventura, California and currently have operations in the United States, Canada, the United Kingdom, France, Japan and Sweden as well as an Asian joint venture.
     The following discussion of our business has been restated to reflect our operations following the closing of the Merger.
Our Divisions
     In light of the Merger, we now organize our operations in two business divisions: a Heavy Duty Diesel Systems division and a Catalyst division. We have included all of the operations of CDTI in our Heavy Duty Diesel Systems division.
•	Heavy Duty Diesel Systems: Our Heavy Duty Diesel Systems division is a leading environmental business specializing in the design and manufacture of verified exhaust emissions control solutions. Globally, our Heavy Duty Diesel Systems division offers a full range of products for the verified retrofit and OEM markets through our distribution/dealer network and direct sales. These Engine Control Systems (“ECS”) and Clean Diesel Technologies-branded products, such as Purifilter®, Purifier and ARIS® and exhaust gas recirculation with selective catalytic reduction are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. We will continue to promote our Platinum Plus® range of fuel-borne catalyst solutions to global markets.

•	Catalyst: Our Catalyst division houses our proprietary MPC® technology. This technology enables us to produce catalyst formulations for gasoline, diesel and natural gas induced emissions that offer superior performance, proven durability and cost effectiveness for multiple markets and a wide range of applications. Using our proprietary MPC® technology, we have developed a family of unique high-

performance catalysts — with base-metals or low platinum group metal and zero-platinum group metal content — to provide increased catalytic performance and value for technology-driven automotive industry customers and for our Heavy Duty Diesel Systems division.
     Financial information about our divisions can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Market Overview
     Governments around the world have adopted tighter emission standards related to nitrogen oxide and particulate matter from diesel-powered vehicles and various regulatory programs have been put in place to address the millions of diesel engines already in use.
     According to the U.S. Environmental Protection Agency, or EPA, reducing emissions from diesel engines is one of the most important air quality challenges facing the country today. The EPA established the National Clean Diesel Campaign to promote diesel emission reduction strategies. The National Clean Diesel Campaign includes regulatory programs to address new diesel engines as well as innovative programs to address the millions of diesel engines already in use. Diesel engines power the movement of goods across the nation, help construct buildings, help build roads, and carry millions of children to school each day. While diesel engines provide mobility and are critical to the nation’s economy, exhaust from diesel engines contains pollutants that negatively impact human health and the environment. Diesel engines emit large amounts of nitrogen oxide, particulate matter and air toxics, which contribute to serious public health problems. The EPA estimates that more than 20 million diesel engines in operation today do not meet the new clean diesel standards, yet the engines can continue to operate for 20 to 30 years.
     Current techniques for diesel engines to meet emissions standards require the use of several methods, including diesel oxidation catalysts, catalyzed diesel particulate filters and selective catalytic reduction systems.
     Similar standards have been adopted worldwide to regulate the emissions of nitrogen oxide, particulate matter, carbon monoxide and carbon dioxide from motor vehicles. In the United States, emissions standards are managed by the EPA. The State of California has special dispensation to promulgate more stringent vehicle emissions standards, and other states may choose to follow either the national or California standards.
     According to a 2005 EPA study, the largest emission of nitrogen oxide came from on-road motor vehicles, with the second largest contributor being non-road equipment (which is mostly gasoline and diesel engines). The study also lists on-road vehicles as the second largest source of volatile organic compounds at 26%, with and 19% from non-road equipment. According to the same study, on-road vehicles were responsible for 60% of carbon monoxide emissions and motor vehicle use is increasing. Nationwide, three-quarters of carbon monoxide emissions come from on-road motor vehicles (cars and trucks) and non-road engines (such as boats and construction equipment). Control measures have reduced pollutant emissions per vehicle over the past 20 years, but the number of cars and trucks on the road and the miles they are driven have doubled in the past 20 years. Vehicles are now driven two trillion miles each year in the United States. With more and more cars traveling more and more miles, growth in vehicle travel may eventually offset progress in vehicle emissions controls.
     Emission control catalysts eliminate dangerous engine pollutants from a range of fuels, including gasoline, diesel, natural gas and alternative fuels. Our target markets include:
•	Diesel: U.S. and European legislation requiring significant reduction in particulate matter and nitrogen oxide emissions from on-road and off-road diesel vehicles is expected to be phased in through 2015. This provides an opportunity for growth for both our diesel retrofit systems and catalyst products. Catalysts using traditional technology will require high loadings of platinum group metals to comply with these standards, and diesel engine manufacturers are very concerned about the high price of these units. Our low platinum group metals catalysts are able to effectively address this concern. Additionally, fleet owners and operators complying with existing on-road legislation and regulations will be looking for more cost-effective suppliers for existing retrofit technology applications as well as potential expansion into urea-based selective catalytic reduction technologies. Our portfolio of California Air Resources Board, or CARB, and EPA verified products provides effective solutions to address this need. This growing market is highly driven by increasingly stringent worldwide regulatory standards and is sometimes funded by both public and private sources for early, voluntary compliance.

•	Automotive: Since 2005, 100% of new cars sold in the United States and over 90% of all new cars sold worldwide have been equipped with a catalytic converter as the principal means of meeting emissions standards (Manufacturers of Emissions Controls Association, Clean Air Facts, The Catalytic Converter: Technology for Clean Air). The regulations controlling auto emissions in countries throughout the world have become increasingly restrictive and will continue to tighten in the future.
     Our catalyst and heavy duty diesel systems, which utilize our proprietary MPC®, Platinum Plus®, ARIS® and exhaust gas recirculation with selective catalytic reduction technologies, provide customers with high value-added, cost-effective and efficient emission control systems. We are a vertically-integrated provider of emission control systems whose customers benefit from purchasing systems where the embedded catalyst technology is optimized for system performance.
Competitive Advantages
     Traditional automotive catalytic coating technologies currently utilize high loadings of platinum group metals — platinum, palladium and rhodium — to satisfy performance requirements mandated by governmental regulations, resulting in high costs to the automotive OEMs. Platinum group metals have become increasingly expensive over the past 15 years due to growing demand and limited supply. In 2010, the average troy ounce costs of platinum group metals were $526 for palladium, $1,609 for platinum and $2,384 for rhodium compared to the base metals used in certain of our catalysts that cost less than $1 per troy ounce. Our technology offers performance equal to or exceeding that of competing catalytic coatings with a significant reduction in platinum group metal loadings. In addition, increasingly stringent emission standards for diesel engines and gas turbines continue to drive demand for superior catalytic solutions in the diesel and energy markets.
     Our proprietary patented MPC® technology was developed in response to the need for a more cost-effective solution for automotive catalytic converters as emission standards around the world continue to tighten.
     Platinum Plus®, our fuel-borne catalyst technology, along with our Purifier technology provide unique catalyst performance in urban and space-constrained applications while enabling cost-efficient emission reduction capability in the often challenging high sulfur fuel environment, prevalent in developing regions of the world.
     In addition, our ARIS® urea injection technology, exhaust gas recirculation with selective catalytic reduction technology and patent coverage continues to proliferate within the selective catalytic reduction market through our licensees as global emission standards tighten.
     We believe that our technologies and products represent a fundamentally different emissions control portfolio of solutions, which delivers the following key benefits:
•	Broad Portfolio of Verified Heavy Duty Diesel Systems: We offer one of the industry’s most comprehensive portfolios of system products that have been evaluated and verified (approved) by the EPA and CARB for use in engine retrofit programs, as well as in several European countries. Additionally, we have a thorough understanding of the verification process and the demonstrated ability to get products broadly verified specifically for the retrofit market.

•	Superior Catalyst Performance: Our proprietary MPC® technology enables us to produce catalytic coatings capable of significantly better catalytic performance than previously available. We have achieved this demonstrated performance advantage by creating a catalyst using unique nanostructures with superior stability under prolonged exposure to high temperatures. This nanostructure technology enables the oxide catalysts in its compounds to resist sintering, or fusing, thereby maintaining a high catalytic surface area. As a result, in heavy duty diesel and automotive applications, our catalyst formulations are able to maintain high levels of performance over time using substantially lower platinum group metals than products previously available.

•	Cost Advantage: In the automotive market in particular, where platinum group metal costs represent a large portion of manufacturers’ costs, a significant benefit of our catalyst technology is that it offers performance equal to or exceeding that of competing catalytic coatings with a 30% — 80% reduction in platinum group metal loadings.

•	Wide Range of Applications: Our proprietary MPC® technology is a design approach, as opposed to a single chemical formulation. We have developed this technology since inception as a platform that can be tailored for a range of different industrial catalyst applications. Specifically, our formulations can be tailored in two distinct ways. First, the oxide compounds used in our formulations can be adapted for specific applications by adding to them, or doping them with, a wide range of chemical elements, a process known as tuning. By contrast, the catalyst offerings of our competitors can be tuned only by adjusting the platinum group metal content. Second, we are able to vary the mixtures of our compounds to create customized solutions for specific applications. These two independent design mechanisms allow for customization and optimization for different vehicle platforms within the auto industry, complex heavy duty diesel equipment for the OEM, aftermarket and retrofit markets, and for completely different applications in the energy sector, such as selective catalyst reduction nitrogen oxide control for industrial and utility boilers, process heaters, gas turbines and generator sets. We believe that our portfolio of technologies are applicable to all existing diesel engines, all new engines designed to meet upcoming emission standards and all types of fuel, including biodiesel and ultra-low sulfur diesel. We offer a full range of EPA and CARB verified heavy duty diesel emission control products.

•	Proven Durability: Our products and systems have undergone substantial laboratory and field testing by our existing and prospective customers and have demonstrated their durability and reliability in a wide range of applications in actual use for many years. In addition, our products and systems have achieved numerous certifications and match or exceed industry standards.

•	Compatibility with Existing Manufacturing Infrastructure and Operating Specifications: Catalytic converters using our catalysts are compatible with existing automotive manufacturing processes as well as specific vehicle operating specifications. There is no need for our customers to change their manufacturing operations, processes, or how their products operate, in order to utilize our proprietary technology. Our heavy duty diesel emission control products and solutions are engineered to each customer’s specific application and designed to deliver custom and industry-leading solutions that meet or exceed environmental mandates.
Strategy
     Our strategy is to grow a diversified, vertically integrated emissions control business. We are focused on certain segments that will benefit most from our unique catalyst technology and strengths in the heavy duty diesel systems space. Over the last several years, our Catalyst division has made several advances in low platinum group metal and zero- platinum group metal technology, as well as in the ability to tailor catalyst performance to particular environments. In addition, the catalyst technology has been proven to provide benefit outside the traditional light duty vehicle and gasoline markets such as the heavy duty diesel markets. Our Heavy Duty Diesel Systems division has a proven track record spanning several decades and has one of the broadest ranges of EPA and CARB verified emission systems and products. Vertical integration enables us to offer systems products incorporating customized catalysts. This ability is unique in the emission control industry.
     Vertical Integration
     We believe that our strategy of vertical integration provides several advantages in each of our divisions. These advantages include reduced manufacturing and delivery times, lower costs, direct sourcing of raw materials and quality control. We also believe that it offers significant added value to our customers by providing a full range of vertically-integrated services including catalyst design and customization, subsystem concept design and application engineering, product prototyping and development, and efficient pre-production, short-run and high volume manufacturing. We believe that our vertical integration differentiates us from many of our competitors and provides value to our customers who can rely on us to be an integrated supplier. In addition, we believe that our ability to supply our own manufactured catalyst products to our Heavy Duty Diesel Systems division will help improve gross margins. We intend to continue to leverage our vertically integrated services to create greater value for our customers in the design and manufacture of our products.
     Capitalize on growing market for heavy duty diesel systems

     Our Heavy Duty Diesel Systems division operates in a market that is expected to grow substantially over the next decade as new emission targets for particulate matter and nitrogen oxide reduction are legislated in North America and Europe, and similar legislation is enacted in major countries such as China and India. For example, we see renewed commitment for on-road diesel emission reductions from state governments, such as California, where it has mandated that all 1996 through 2006 Class 7 and 8 diesel trucks be retrofit with diesel particulate filters (if not so equipped) to meet state emission standards between 2012 and 2014. In addition, governments outside of the United States are taking steps to address emission reductions, as evidenced by the more than 160 low emission zones (“LEZ”) in operation throughout Europe, with others being planned in Europe and Asia. We believe that the London LEZ regulations will require an estimated 20,000 heavy duty diesel vehicles entering the LEZ to meet certain emission standards by January 2012. This has resulted in an extensive retrofit program being undertaken in 2011, which follows a smaller-scale program implemented in 2008. We believe we were the second largest supplier in the 2008 program having earned a market share of approximately 14% of all retrofit systems sold. With a broad array of existing products, new products in the pipeline and with the benefit of our catalyst technology, we expect to benefit from this market growth.
     Focused growth of catalyst business
     Our Catalyst division is focused on gaining more business from existing light duty vehicle customers and selectively acquiring new customers who value the benefits of our technology. In addition, this division will increase its presence in the growing off-road and on-road heavy duty diesel catalyst markets through organic growth and key partnerships. The development and production of catalysts to supply the Heavy Duty Diesel Systems division is a top priority.
     Partnerships and Acquisitions
     Our Heavy Duty Diesel Systems division has been strengthened through the expansion of our North American distribution channel and through partnerships with major companies operating in the on-road heavy duty diesel markets. We may selectively enter new partnerships to acquire new technologies or distribution capabilities. In addition, given the fragmented nature of this industry, we expect to target complementary businesses for acquisition.
     Our Catalyst division participates in a joint venture in Asia (described below under “—Sales and Marketing—Asian Joint Venture). This division will continue to seek partnerships that may encompass technology sharing, manufacturing or distribution, in order to expand presence in the heavy duty diesel on-road and off-road markets. Opportunities to monetize our intellectual property estate outside these areas may be pursued through sale and licensing or through partnerships to maximize the return on our investment.
Technology
     Our MPC® and Platinum Plus® fuel-borne catalyst technologies, system design and packaging know-how are at the core of our business.
     We have developed and patented intellectual property rights to a novel technology for creating and manufacturing catalysts known as mixed phase catalyst (MPC®). This technology involves the self-assembly of a ceramic oxide matrix with catalytic metals precisely positioned within three-dimensional structures. The MPC® design gives our catalyst products two critical attributes that differentiate them from competing offerings: superior stability that allows heat, resistance and high performance with very low levels of precious metals; and base metal activation allows base metals to be used instead of costly platinum group metals without compromising catalytic performance.
     We have developed and patented our Platinum Plus® fuel-borne catalyst as a diesel fuel soluble additive, which contains minute amounts of organo-metallic platinum and cerium catalysts. Platinum Plus® is used to improve combustion which acts to reduce emissions and improve the performance and reliability of emission control equipment. Platinum Plus® fuel-borne catalyst takes catalytic action into engine cylinders where it improves combustion, thereby reducing particulates, unburned hydrocarbons and carbon monoxide emissions. Thus, Platinum Plus® fuel-borne catalyst lends itself to a wide range of enabling solutions including diesel particulate filtration, low emission biodiesel, carbon reduction and exhaust emission reduction. Environmentally conscious corporations and fleets can utilize this solution to voluntarily reduce emissions. In addition to these technologies, we have strong patent positions in urea injection (ARIS®) and exhaust gas recirculation with selective catalytic reduction technologies. The integration of core technologies and design into cost-effective, robust emission control systems is also a core competency.
     We protect our proprietary technologies, along with our other intellectual property, through the use of patents, trade secrets and registered and common law trademarks. See “— Intellectual Property” below.
Products
     Heavy Duty Diesel Systems Division
     Our Heavy Duty Diesel Systems division offers a full range of products globally for OEM, occupational health driven and verified retrofit markets for the reduction of exhaust emissions of on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. These division products include closed crankcase ventilation systems, diesel oxidation catalysts, diesel particulate filters, alternative fuel products and exhaust accessories.
     Closed Crankcase Ventilation Systems
     Contaminated crankcase emissions are a serious problem for diesel engine owners and the environment. These emissions are a result of gas escaping past the piston rings due to high cylinder pressure into the crankcase. In the crankcase, these gases are contaminated with oil, mist, water, etc. These contaminated emissions escape through the engine breather into the engine compartment and the engine intake system or into the environment in general. Closed crankcase ventilation systems assist in elevating the level of exhaust emission reduction by eliminating crankcase emissions.
     In combination with select emission control solutions, our ECS-branded verified closed crankcase ventilation system elevates the level of exhaust emission reduction by eliminating crankcase emissions. Unlike exhaust emissions, crankcase gases normally escape into the environment through the crankcase vent tube. Our closed crankcase ventilation system is a truly closed crankcase ventilation system that effectively eliminates 100% of crankcase emissions at all times. The system is designed to improve passenger compartment air quality, which is particularly important in all types of buses (school, shuttle, urban, etc.), as well as refuse and municipal fleets, while improving air quality for personnel working in the vicinity of an operating piece of equipment. In addition, the system increases efficiency by reducing fouling in the engine compartment of charge air coolers, radiators, etc. Closed crankcase ventilation systems have been proven by the EPA to reduce pollutants released from closed crankcases when combined with a diesel oxidation catalyst, by up to 40%. When paired with a diesel oxidation catalyst, our closed crankcase ventilation systems can lead to a cleaner engine environment, improve vehicle and equipment reliability with less need for maintenance, keep the engine compartment as well as components cleaner, and, reduce the use of oil and lower vehicle operating costs. The ECS-branded line of closed crankcase ventilation systems are EPA verified, helping customers not only lower emissions, but lower operating costs as well.
     Diesel Oxidation Catalysts
     A diesel oxidation catalyst is a device that utilizes a chemical process in order to break down pollutants from diesel engines in the exhaust stream, turning them into less harmful components. They are normally a honeycomb shaped configuration coated in a catalyst designed to trigger a chemical reaction to reduce particulate matter. A diesel oxidation catalyst is an excellent example of a device that can be utilized to upgrade a diesel engine or “retrofit” it in order to pollute less. Diesel oxidation catalysts typically reduce emissions of particulate matter by 20% to 40% or more.
     We have two verified diesel oxidation catalysts: the AZ Purifier and Purimuffler®. When combined with our ECS-branded closed crankcase ventilation system, these diesel oxidation catalysts increase EPA verified particulate matter reduction to 40% for most 1991 to 2004 medium and heavy duty on-road engine applications. We also offer ECS-branded DZ and EZ Purifier diesel oxidation catalysts supported on a metallic substrate, which affords exceptionally low exhaust restriction and resistance to vibration. Our DZ series of diesel oxidation catalysts were the first in the industry to feature quick release band clamps. This allows the center body to be readily removed for periodic engine-out opacity measurements or for purifier cleaning. The DZ Purifier is also available with modular add-on DMS and DMXS silencers. The EZ Purifier offers the same metallic substrate based catalyst as the DZ Purifier but in an all-welded purifier to afford the most compact size and lower cost.
     Diesel Particulate Filters
     A diesel particulate filter is a device designed to remove diesel particulate matter, or soot, from the exhaust of diesel engines. Diesel particulate filters typically remove more than 85% to 90% of the soot found in diesel emissions. Diesel-powered vehicles that are equipped with a diesel particulate filter emit no visible black carbon emissions from the exhaust pipe and are far less harmful to the environment and the general health of people in the vicinity. Diesel particulate filter systems can employ catalyst systems to passively oxidize accumulated soot as well as active regeneration strategies where external energy sources are employed to initiate thermal oxidation. We market both passively and actively regenerating diesel particulate filters under the Purifilter®, Combifilter®, Purifilter® Plus, Purifier and Cattrap® brand names.
•	Purifilter® was the first passively regenerating diesel particulate filter to attain an industry-leading 90% particulate matter emissions reduction credit value. We believe our Purifilter® is more efficient than competing products as it is manufactured with silicon carbide substrates, which offer superior filtration and durability compared to other diesel particulate filter materials. The Purifilter® employs a base and precious metal catalyst impregnated onto the silicon carbide diesel particulate filter surface to passively oxidize accumulated particulate while complying with stringent CARB limits on nitrogen dioxide emissions.

•	Combifilter® is an actively regenerated diesel particulate filter system that typically removes over 90% of particulate matter while reducing nitrogen dioxide emissions. The system is comprised of electric heating elements integrated with a diesel particulate filter and silencer assembly. Periodically the system is plugged into an off-board regeneration control panel or station to energize the electric elements when the engine is not in service. Unlike passively regenerating diesel particulate filters that rely on minimum exhaust temperature conditions to initiate the catalytic oxidation of accumulated soot, Combifilter® equipped engines are simply plugged in when not in service to heat the filter to a temperature where oxygen can directly oxidize the soot.

•	Purifilter® Plus combines the benefits of Combifilter’s® active regeneration with Purifilter’s® passive operation to provide the combined benefits of both products. Purifilter® Plus employs a passive Purifilter® diesel particulate filter to allow extended periods of passive operation with periodic active regeneration (i.e., weekly, biweekly, every preventative maintenance, etc.). This combination increases Purifilter® tolerance of colder duty cycle variations and provides a proactive fleet management tool that improves vehicle uptime and insures low backpressure and fuel economy. Periodic active regeneration via connection to a common off-board regeneration station allows on-board filter service that virtually eliminates the need to remove a diesel particulate filter except for de-ashing at 1,500 engine hour intervals. We believe that Purifilter® Plus is the perfect solution for high utilization fleets (i.e., cargo handling at ports) or rental construction fleets who need a quick way to insure the condition of diesel particulate filters installed on rental equipment to a wide variety of customers with different equipment uses.

•	Purifier e4 and e3 technologies integrate our Platinum Plus® fuel-borne catalyst technology into passive particulate reduction systems for demanding applications such as high sulfur or urban environments. Successfully implemented in London for the initial stages of London’s LEZ, we anticipate further customer acceptance of these products with the introduction of Phase 3 and 4 of London’s LEZ and the expected increased demand for low emission zone technology elsewhere in Europe and Asia.

•	Cattrap® is a passively regenerating diesel particulate filter designed specifically for mining and other heavy industrial applications. Cattrap® employs an advanced base metal soot ignition catalyst system that eliminates diesel particulate emissions in excess of 85%, while actually reducing toxic nitrogen dioxide emissions. Because it is listed on the U.S. Mine Safety Health Administration (MSHA) Table 2 List of Diesel Particulate Matter Control Technologies, our ECS-branded Cattrap® can be employed in mining environments where most other diesel particulate filters cannot.

     Platinum Plus® Fuel-Borne Catalyst
     Platinum Plus® is a patented fuel-borne catalyst that can be used alone with all diesel fuels, including regular sulfur diesel, ultra-low sulfur diesel, arctic diesel (kerosene) and biodiesel fuel blends; to reduce particulate emissions by 10% to 25% from the engine, while also improving the performance of diesel oxidation catalysts and particulate filters. It can be used alone or in synergistic combination with our MPC® technology. Platinum Plus® fuel-borne catalyst is increasingly utilized as a diesel particulate filter regeneration additive. In Europe, it is currently being supplied into the U.K., Germany, Denmark, Belgium, Switzerland, Sweden, Austria and Holland markets through distribution sources for aftermarket retrofit applications, as well as in the U.K. to alleviate soot blocking from light drive cycle bus applications. In Asia, we are conducting field trials and developing relationships with Asian distributors to fully exploit this growing market. Because it is listed on the MSHA Table 2 List of Diesel Particulate Matter Control Technologies, our Platinum Plus® has been successfully used as a regeneration aid for vehicles fitted with lightly catalyzed diesel particulate filters in mining environments.
     ARIS® Selective Catalytic Reduction
     The ARIS® (Advanced Reagent Injection System) is our patented airless, return-flow system for the injection of reducing reagents for such applications as the low-nitrogen oxide trap, active diesel particulate filter regeneration, and selective catalytic reduction. To date, the ARIS® system has been primarily used in conjunction with selective catalytic reduction for both stationary diesel engines for power generation and mobile diesel engines used in transportation. The ARIS® system is comprised of our patented single fluid computer-controlled injector that provides precise injection of nontoxic urea-based reagents into the exhaust of a stationary or mobile engine, where the system then converts harmful nitrogen oxides across a catalyst to harmless nitrogen and water vapor. Our ARIS® system has shown reduction of nitrogen oxides of up to 90% on a steady-state operation and of up to 85% in transient operations. A principal advantage of our patented ARIS® system is that compressed air is not required to operate the system and that a single fluid is used for both nitrogen oxides reduction and injector cooling. It is designed for high-volume production and is compact, with very few components, making it inherently cheaper to manufacture, install and operate than the compressed air systems, initially developed for heavy duty engines. Our ARIS® technology is applicable for reduction of nitrogen oxides from all combustion engine types, ranging from passenger car and light duty to large scale reciprocating and turbine engines, including those using gaseous fuels such as liquefied petroleum gas and compressed natural gas.
     Combined Use of Exhaust Gas Recirculation and Selective Catalytic Reduction
     We believe as legislation tightens across the globe, exhaust gas recirculation in combination with selective catalytic reduction is a key solution to meet strict nitrogen oxide levels. Exhaust gas recirculation can be activated to reduce nitrogen oxide when starting a cold engine, whereas selective catalytic reduction operates at higher temperature when its catalyst is fully active, and at low exhaust gas recirculation rates. With both exhaust gas recirculation and selective catalytic reduction in place, engine systems can be fine-tuned to optimize fuel efficiency together with emissions reduction. We have intellectual property holdings for the design and implementation of these combination systems and have licensed these patents to several industry providers.
     Catalyzed Wire Mesh Diesel Particulate Filter
     The catalyzed wire mesh filter technology was initially developed by Mitsui Co., Ltd. for use in conjunction with our Platinum Plus® fuel-borne catalyst as a lower cost and reliable alternative to the traditional heavily catalyzed filter systems. It also provides lower nitrogen dioxide emissions levels relative to traditional, heavily catalyzed filter systems. The catalyzed wire mesh filter technology was transferred to us under a technology transfer agreement with Mitsui and PUREarth in 2005. Under the agreement, we acquired the worldwide title (excluding Japan) to the patents and other intellectual properties. The catalyzed wire mesh filter technology is designed for use in a wide range of diesel engine particulate emission control applications. The catalyzed wire mesh filter technology is a durable, low-cost filter designed to bridge the gap between low efficiency diesel oxidation catalysts and expensive, heavily catalyzed wall-flow particulate filters. The wire mesh filter system is designed to work synergistically with a fuel-borne catalyst for reliable performance on a wide range of engines and with a broad range of fuels. Commercial systems of Platinum Plus® fuel-borne catalyst with this durable catalyzed wire mesh filter have demonstrated performance in buses, delivery vehicles, refuse trucks, cranes and off-road equipment.

     Alternative Fuel Products
     We design and supply products to address the emissions issues of liquefied petroleum gas and compressed natural gas fueled engines used in industrial applications such as forklifts, aerial platforms, etc.
     Our TermiNOx® system converts any open-loop liquefied petroleum gas or compressed natural gas fueled off-road engine into a state of the art, digitally programmable, closed-loop, 3-way controlled engine that simultaneously reduces carbon monoxide, hydrocarbon and nitrogen oxide emissions by a CARB-verified 85 to 90%. In addition, the fuel efficiency of the vehicle typically improves by as much as 20%. TermiNOx® upgrades uncontrolled spark ignited engines used in industrial applications with state-of-the-art, electronic closed-loop fuel control and 3-way catalytic emissions control to reduce: smog-causing emissions by over 90%, toxic carbon monoxide emissions by over 85%, and fuel consumption by 10 to 20%.
     We also offer a 2-Way Purimuffler® product for liquefied petroleum gas, and gasoline industrial engines. The 2-Way Purimuffler® product features a built-in tube, referred to as a venturi, which introduces additional air into the catalytic muffler to insure high conversion of deadly carbon monoxide and reduction of hydrocarbon odors over the catalyst while preventing excessive exhaust temperatures.
     Exhaust Accessories and Miscellaneous Products
     We manufacture a wide array of ECS-branded exhaust accessories including connectors, elbows, mounting brackets, clamps, exhaust stacks and guards, and intake air components. These exhaust accessories are used as aftermarket replacement components or in the installation of ECS-branded OEM and verified retrofit products.
     The CombiClean® system utilizes economical, safe and environmentally friendly technology developed to clean diesel filters, whether it is a passive filter, or active, cordierite or silicon carbide filter. The cleaning process uses a gradual temperature increase with a constant air supply during the regeneration process in order to prevent damage to catalytic coatings and substrate materials. These systems are typically contained within stand alone units with protective enclosures to prevent injury due to accidental contact with hot surfaces and to prevent employee exposure to suspended air particles.
     The Back Pressure Monitor and Logger provides onboard monitoring of retrofitted emissions control systems, providing the operator notification of required maintenance. The Back Pressure Monitor and Logger also logs information for diagnostic purposes to facilitate engine and emission control system maintenance and reduce downtime.
     In addition, we have a pipeline of new heavy duty diesel systems products under development. We are working on the next generation of current product offerings and in growing the portfolio of systems products that incorporate our proprietary MPC® catalyst technology.
     Catalyst Division
     Our Catalyst division produces catalyst formulations for gasoline, diesel and natural gas induced emissions that offer superior performance, proven durability and cost effectiveness for multiple markets and a wide range of applications. The Catalyst division products include catalysts for gasoline (light duty vehicle) engines, diesel engines and for energy applications.
     Catalysts for Gasoline (Light Duty Vehicle) Engines
     Our technology for light duty vehicles significantly improves catalytic performance, is highly durable and cost-effective. We have developed unique nanostructures that are extremely thermally stable and resistant to sintering. Catalytic converters using our technology have superior catalytic performance, can cost substantially less as a result of significantly reduced platinum group metal or zero- platinum group metal loadings, have comparable or better durability and are physically and operationally compatible with all existing manufacturing processes and operating requirements. Our solution is based on industry-leading, patent-protected technology and a scalable manufacturing business model.

     Catalysts for Diesel Engines
     Diesel engines are more durable and are more fuel efficient than gasoline engines, but can pollute significantly more. Current techniques for diesel engines to meet emissions standards require the use of several methods, including diesel oxidation catalysts, catalyzed diesel particulate filters and selective catalytic reduction systems. We have been producing diesel oxidation catalysts since 2000. In addition, we are working with leading heavy duty diesel engine and substrate manufacturers to develop diesel oxidation catalysts, catalyzed diesel particulate filters and selective catalytic reduction systems utilizing our catalyst technology to meet United States and European light and heavy duty regulations with minimal or no platinum group metals. We offer a full range of catalyst products for the control of carbon monoxide, hydrocarbons, particulate matter and nitrogen oxide in light and heavy duty applications.
     Catalysts for Energy Applications
     We develop and manufacture catalysts for use in selective catalytic reduction and carbon monoxide reduction systems, which are used to reduce nitrogen oxide and carbon monoxide emissions from major utility plants, industrial process plants, OEMs, refineries, food processors, product manufacturers and universities. Our customized catalysts provide design flexibility and our proprietary MPC® coating technology allows for optimal temperature operation of the plant and an overall superior system design when compared to existing technologies. We have achieved this demonstrated performance advantage by creating a catalyst using unique nanostructures with superior stability under prolonged exposure to high temperatures.
     In addition to the portfolio of products already developed from our proprietary MPC® technology platform, we have a pipeline of new products under development. We are working on the next generation of our current product offerings and in growing the portfolio of zero-platinum group metal products and verified technologies.
Sales and Marketing
     We sell our heavy duty diesel systems and catalysts worldwide. Our Asian joint venture partnership is responsible for manufacturing, sales and marketing of our catalysts in the Asian market including China, Japan and South Korea among other countries.
     We sell our heavy duty diesel system products to customers throughout the world using North American and European dealers and distributors. We have over 100 distributors in several countries. The dealers and distributors receive a discount from list price or a commission, which varies depending on the product sold. Customers purchase these heavy duty diesel system products to reduce emissions for either retrofit or OEM applications. Retrofit applications generally involve funded projects that use “approved systems” that are one-off in nature. Typical retrofit end-user customers include school districts, municipalities and other fleet operators. OEM customers include manufacturers of heavy duty diesel equipment such as mining equipment, vehicles, generator sets and construction equipment. The market for our heavy duty diesel systems products is heavily influenced by government funding of emissions control projects. In addition, adoption and implementation of diesel emission control regulations drives demand for our products.
     The catalyst industry is mainly comprised of a few suppliers serving large, sophisticated customers such as automobile manufacturers. Purchase cycles for catalysts tend to be long, resulting in generally predictable and stable revenue streams. Catalysts are technology intensive products that have a profound effect on the performance of the large, expensive systems in which they are embedded. Extensive interaction is required between catalyst manufacturers and their customers in the course of developing an effective, reliable catalyst for a particular application. For this reason it would appear that even the largest customers prefer to work with only two or three preferred catalyst suppliers on a specific application. The collaboration required for catalyst development and the technical hurdles involved in making effective and reliable catalysts create barriers to entry and provide an opportunity for catalyst manufacturers to earn attractive margins. We are an approved supplier of catalysts for major automotive manufacturers, including Honda and Renault. In addition, the Catalyst division targets large heavy duty diesel engine manufacturers as potential buyers of our catalyst products. Our Heavy Duty Diesel Systems division is also a customer of our catalyst products.

     Asian Joint Venture
     In February 2008, CSI entered into an agreement with Tanaka Kikinzoku Kogyo Kabushiki Kaisha (TKK) to form a new joint venture company, TC Catalyst Incorporated (TCC) to manufacture and distribute catalysts in the Asia-Pacific territories including China, Japan, South Korea and other Asian countries.
     Under the terms of the agreement, CSI and TKK each originally owned 50% of TCC. TKK provided TCC with $1.0 million in equity and capital and $5.0 million in debt financing, while CSI provided $1.0 million of equity and licensed specific patents, and technology as well as intellectual property for use in the defined territory royalty free to the venture. In exchange for the licensed technology, TCC issued CSI a promissory note for JPY 500 million (approximately U.S. $4.7 million) that accrued interest at 2.8%, due in March 2018.
     In December of 2008, CSI entered into an agreement with TKK to alter the Joint Venture Agreement. CSI sold 40% of its ownership interest in TCC to TKK for $0.4 million, reducing its ownership share of TCC from 50% to 30%. CSI agreed to sell and transfer specific heavy duty diesel catalyst technology and intellectual property to TKK for use in the defined territory for a total selling price of $7.5 million. TKK agreed to provide that intellectual property to TCC on a royalty free basis. $5.0 million of the sale was completed and recognized as a gain in 2008, with the balance of $2.5 million being recognized in 2009. The promissory note from TCC was reduced from JPY 500 million to JPY 250 million. As a result of this sale, a gain of $5.0 million was recorded in the year ended December 31, 2008 and $2.5 million in year ended December 31, 2009.
     In December of 2009, CSI entered into another agreement with TKK to further alter the Joint Venture Agreement. CSI sold 83% of its remaining ownership of TCC to TKK for $0.1 million, reducing its ownership share from 30% to 5%. CSI agreed to sell and transfer specific three-way catalyst technology and intellectual property for use in the defined territory for a total selling price of $3.9 million. TKK agreed to provide that intellectual property to TCC on a royalty-free basis. $3.9 million of the sale was completed and the full amount was recognized as a gain in January 2010. The promissory note with a remaining balance of JPY 250 million was retired.
Competition
     Our Heavy Duty Diesel Systems division competes directly against other companies that market verified products. Competitors with EPA verified products include: Donaldson Company, Inc., Cummins Emissions Solutions, Johnson Matthey plc, Caterpillar Inc. and BASF. Competitors with CARB verified products include: Johnson Matthey plc, Donaldson Company, Inc., Cleaire Advanced Emission Controls, LLC, Huss LLC, DCL International Inc., and Environmental Solutions Worldwide, Inc. In Europe, we compete with Dinex and Pirelli.
     The catalyst industry is concentrated with a few major competitors as a result of continuing consolidation through acquisitions. The major competitors are diversified enterprises with catalysts representing one of several lines of business. We compete directly against BASF Gmbh and Johnson Matthey plc in all of our catalyst markets. Other Catalyst division competitors include Umicore Limited Liability Company and Haldor-Topsoe.
Manufacturing Operations
     Our Heavy Duty Diesel Systems division engineers our emissions control products to customer-specific applications. We believe that this approach reduces installation or assembly time and optimizes operating uptime. Our Heavy Duty Diesel Systems division works as the customer’s partner to deliver custom, industry leading solutions that address each customer’s particular environmental mandates. Our heavy duty diesel systems are designed and manufactured in facilities located in Reno, Nevada; Thornhill, Ontario; Malmö, Sweden and South Godstone, Surrey, United Kingdom.
     Our Catalyst division developed an innovative and sophisticated manufacturing process for coating substrates using our MPC® catalytic coatings. The manufacturing process consists of mixing specially formulated catalytic coatings, applying the coatings to ceramic substrates, then firing the coated substrates in a furnace. The process of mixing and applying the various types of coatings onto high cell density substrates is complex and requires sophisticated manufacturing technology. We have been manufacturing automotive catalysts since 1999. Our first generation manufacturing line, currently producing coated substrates for several vehicles, has satisfied all requirements for process control, accountability and quality required by our automotive customers. Our second generation line has process control up to three times better than our first generation line and operates at significantly higher throughput. Our manufacturing lines are designed to provide a high level of quality control at every step of the unique manufacturing process. We manufacture our catalysts in our manufacturing facility in Oxnard, California.
     We maintain ISO 9001:2008, ISO/TS 16949:2009 and ISO 14001:2004 certifications.
     Our raw material requirements vary by division. Our Catalyst division purchases ceramic substrates that we coat with specialty formulated catalysts comprised of platinum group metals and various chemicals. Platinum group metals are either provided on a consignment basis by the customers of the division or are purchased by us on behalf of the customer. Our Heavy Duty Diesel Systems division purchases filters, filters coated with catalysts and other materials to manufacture our emission systems, which are purchased from third party suppliers as well as internally from our Catalyst division.
Intellectual Property
     Our intellectual property includes patent rights, trade secrets and registered and common law trademarks. In the past, we primarily protected our intellectual property, particularly in the area of three way catalysts (and particularly in the automotive area) by maintaining our innovative technology as trade secrets. We believe that the protection provided by trade secrets for our intellectual property was the most suitable protection available for the automotive industry where our business initially started and in which we currently sell our commercial products. Our automotive competitors also largely rely on trade secret protection for their innovative technology.
     Since we began pursuing additional catalyst markets, we have sought patent protection in relation to any new industries and new countries in which we expect to do business. We currently have 186 issued patents and 107 pending applications covering the following main technologies: fundamental catalyst formulations based on perovskite mixed metal oxides applicable to all catalyst markets, Mixed Phase Catalyst (MPC®) technology, platinum group metal-free catalyzed diesel particulate filter, selective catalytic reduction, diesel oxidation catalyst, zero-platinum group metal three-way catalyst formulations, fuel-borne catalysts, exhaust gas recirculation with selective catalytic reduction and exhaust systems for diesel engines incorporating particulate filters.
     We now rely on a combination of trade secrets, know-how, trademark registrations, confidentiality and other agreements with employees, customers, partners and others, as well as patents in selective areas and other protective measures to protect our intellectual property rights pertaining to our products and technology.
     We currently have registered trademarks for the Clean Diesel Technologies name with logo, CDT logo, CSI®, CATALYTIC SOLUTIONS®, CSI logo, ARIS®, BARETRAP®, CATTRAP ®, COMBICLEAN®, COMBIFILTER®, MPC®, PATFLUID®, PLATINUM PLUS®, PURIFIER and design, PURIFILTER®, PURIMUFFLER®, TERMINOX® and UNIKAT®.
Regulation
     We are committed to complying with all federal, state and international environmental laws governing production, use, transport and disposal of substances and control of emissions. In addition to governing our manufacturing and other operations, these laws often impact the development of our emissions control products, including, but not limited to, required compliance with emissions standards applicable to new product diesel, gasoline and alternative fuel engines. These regulations include those developed in Japan, in the United States by the EPA and CARB and in the E.U. by the European Environment Agency.
     Many of our products must receive regulatory approval prior to sale. In the United States, regulatory approval is obtained from the EPA or CARB through a verification process. The verification process includes a thorough technical review of the technology as well as tightly controlled testing to quantify statistically significant levels of emission reductions. For example, the EPA verification process begins with a verification application and a test plan. Once this is completed, the testing phase begins and is then followed by a data analysis to determine if the technology qualifies for verification. Once a technology is placed on the verified technologies list and 500 units are sold, the manufacturer is responsible for conducting in-use testing and reporting of results to the EPA. Similar product approval schemes exist in other countries around the world.

Research and Development
     Our research and development in catalyst technology has resulted in a broad array of products for the light duty vehicle and heavy duty diesel markets. Our greatest strength in the catalyst business lies in the technical sophistication and cost-to-performance ratio of our products. Product development in our Heavy Duty Diesel Systems division has resulted in a broad family of verified products and systems, with additional products in the pipeline. We credit our accomplishments to strong engineering capabilities, an experienced team, streamlined product development processes and solid experience in the verification and approval process. We seek to acquire competitive advantage through the use of customized catalysts for our emission control systems. We spent approximately $4.4 million and $7.3 million on research and development activities in the years ended December 31, 2010 and 2009, respectively.
Employees
     As of December 31, 2010, we had 152 full time employees and 4 part time employees. None of our employees is a party to a collective bargaining agreement. We also retain outside consultants and sales and marketing consultants and agents.

ITEM 1A. RISK FACTORS
     We are subject to many risks and uncertainties that may affect our future financial performance and our stock price. Some of the risks and uncertainties that may cause our financial performance to vary or that may materially or adversely affect our financial performance or stock price are discussed below. Investors should carefully consider the risks described below and the other information contained in this Annual Report on Form 10-K before making an investment decision. We cannot assure you of a profit or protect you against a loss on an investment in our company.
Risks Relating to Our Business and Recent Merger
We will need to have additional sources of funding in order to conduct our operations for any reasonable length of time, and no such funding is yet in place or committed, nor do we have any assurances of additional funding.
     Although we and certain of our subsidiaries entered into a $7.5 million secured demand facility backed by our receivables and inventory on February 14, 2011 and used a portion of the initial advances under this facility to pay in full the balance of our obligations under the credit facility with Fifth Third Bank, we will nevertheless need additional sources of funding in order to conduct our operations for any reasonable length of time. Any such additional funding may be in the form of debt financing or a private or public offering of equity securities. We believe that debt financing would be difficult to obtain because of our limited assets and cash flows as well as current general economic conditions. Any offering of shares of our common stock or of securities convertible into shares of our common stock may result in dilution to our existing stockholders. Our ability to consummate a financing will depend not only our ability to achieve operating efficiencies and other synergies post-Merger, as well as our success in integrating CDTI’s and CSI’s operations, but also on conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available if needed, or on acceptable terms. In the event that we need additional funds and are unable to raise such funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.
Our auditor’s report for the year ended December 31, 2010 includes a “going concern” explanatory paragraph.
     The Merger was accounted for as a reverse acquisition and, as a result, our company’s (the legal acquirer) consolidated financial statements are those of CSI (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of CDTI being included effective from the date of the closing of the Merger. As of December 31, 2010, we had an accumulated deficit of approximately $157.7 million. As a result, our auditor’s report for year ended December 31, 2010 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Although the Merger provided some capital to the combined company, we nevertheless require additional capital in order to conduct our operations for any reasonable length of time. If we are not able to obtain additional sources of funding, it would have a material adverse effect on our business, operating results, financial condition and long term prospects.
Future growth of our business depends, in part, on the general availability of funding for emissions control programs, as well as enforcement of existing emissions-related environmental regulations and further tightening of emission standards worldwide.
     Future growth of our business depends in part on the general availability of funding for emissions control programs, which can be affected for economic as well as political reasons. For example, in light of the recent budget crisis in California, funding was not available for a state-funded emissions control project and its start date was pushed back. A recent budget proposal put forth by the Obama administration did not include funding for the EPA’s diesel emissions reduction act program in fiscal 2012. Funding for these types of emissions control projects drives demand for our projects. If such funding is not available, it can negatively affect our future growth prospects. In addition to funding, we also expect that our future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide. If such standards do not continue to become stricter or are loosened or are not enforced by governmental authorities due to commercial and business pressure or otherwise, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

We have not experienced positive cash flow from our operations, and our ability to achieve positive cash flow from operations, or finance negative cash flow from operations, could depend on reductions in our operating costs, which may not be achievable, or from increased sales, which may not occur.
     Both CDTI and CSI historically operated with negative cash flow from operations. Although we have identified areas where economies can be affected, whether or not we will be successful in realizing these cost-savings, as well as when we are able to effect these economies and the overall restructuring costs we will incur cannot be known at this time. In addition, while we have identified revenue opportunities that if realized would positively affect our cash flows, there is no assurance that such opportunities will be realized. All of these will be important factors in determining whether we will have sufficient cash resources available to maintain our operations for any appreciable length of time.
We may not realize all of the anticipated benefits of the Merger.
     To be successful after the Merger, we need to combine and integrate the businesses and operations of CDTI and CSI. The combination of two independent companies is a complex, costly and time-consuming process. As a result, we must devote significant management attention and resources to integrating the diverse business practices. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt the business of either or both of the companies and, if implemented ineffectively, preclude realization of the expected full benefits of the Merger. We have not completed a merger or acquisition comparable in size or scope to the Merger. Our failure to meet the challenges involved in successfully integrating the operations of CDTI and CSI or otherwise to realize any of the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships, and may cause our stock price to decline. The difficulties of combining the operations of the companies include, among others:
•	maintaining employee morale and retaining key employees;

•	preserving important strategic and customer relationships;

•	the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information, communications and other systems;

•	coordinating marketing functions;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	integrating the cultures of CDTI and CSI.
     In addition, even if we are successful in integrating the businesses and operations of CDTI and CSI, we may not fully realize the expected benefits of the Merger, including sales or growth opportunities that were anticipated, within the intended time frame, or at all. Further, because our respective businesses differ, our results of operations and market price of our common stock may be affected by factors different from those existing prior to the Merger and may suffer as a result of the Merger. As a result, we cannot assure you that the combination of the businesses and operations of CDTI and CSI will result in the realization of the full benefits anticipated from the Merger.
The Merger will likely adversely affect our ability to take advantage of the significant U.S. Federal tax loss carryforwards accumulated.
     We performed a study to evaluate the status of net operating loss carryforwards as a result of the Merger. Because the Merger caused an “ownership change” (as defined for U.S. federal income tax purposes) as of the date of the Merger, our ability to use our net operating losses and credits in future tax years will be significantly limited. In addition, due to the “ownership change,” our federal research and development credits have also been limited and, consequently, we do not anticipate being able to use any of these credits that existed as of the date of the Merger in future tax years. Our limited ability to use these tax credits as a result of the Merger could have an adverse effect on our results of operations.

We have incurred significant expenses as a result of the Merger, and anticipate incurring additional Merger-related expenses, which will reduce the amount of capital available to fund the business after the Merger.
     We have incurred significant expenses relating to the Merger and expect to continue to incur expenses related to the Merger. These expenses include investment banking fees, legal fees, accounting fees, and printing and other costs. There may also be unanticipated costs related to the Merger that we have not yet determined. As a result, we will have less capital available to fund our activities, which could have an adverse effect on our business, financial condition and results of operations.
We will continue to incur significant costs as a result of operating as a public company, and our management may be required to devote substantial time to compliance initiatives.
     As a public company, we currently incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls as well as mandating certain corporate governance practices. Our management and other personnel devote a substantial amount of time and financial resources to these compliance initiatives.
     For example, we have devoted a significant amount of time and attention to bring our financial reporting procedures up to public-company standards so as to allow management in the future to report on our internal control over financial reporting. These include ongoing costs in documenting, evaluating, testing and remediating our internal control procedures and systems as well as engaging consultants and specialists in Sarbanes-Oxley and SEC reporting and hiring additional personnel.
     If we fail to staff our accounting and finance function adequately, or maintain internal control systems adequate to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. The costs of being a public company, as well as diversion of management’s time and attention, may have a material adverse effect on our future business, financial condition and results of operations.
We have incurred losses in the past and expect to incur losses in the near future.
     Each of CDTI and CSI has suffered losses from operations since inception. As of December 31, 2010, we had an accumulated deficit of $157.7 million. Although we expect to realize certain operating synergies from the Merger, we nevertheless expect to continue to incur operating losses in the foreseeable future. There can be no assurance that we will achieve or sustain significant revenues, positive cash flows from operations or profitability in the future.
Historically, we have been dependent on a few major customers for a significant portion of our company’s revenue and the revenue could decline if we are unable to maintain or develop relationships with current or potential customers, or if such customers reduce demand for our products.
     Historically, each of CDTI and CSI derived a significant portion of our revenue from a limited number of customers. Although the Merger provided additional customers to the combined company, for the year ended December 31, 2010, two customers accounted for approximately 32% of our revenue. For the year ended December 31, 2009, two customers accounted for approximately 46% of CSI’s revenue and two customers accounted for approximately 26% of CDTI’s revenue. We intend to establish long-term relationships with existing customers and continue to expand our customer base. While we diligently seek to become less dependent on any single customer, and we anticipate that we will see reduced dependency on a number of customers as a combined company, it is likely that certain business relationships may result in one or more customers contributing to a significant portion of our revenue in any given year for the foreseeable future. In addition, because our relationships with our customers are based on purchase orders rather than long-term formal supply agreements, we are exposed to the risk of reduced sales if such customers reduce demand for our products. Reduced demand may arise for a variety of reasons over which we have no control, such as slow downs in vehicle production due to economic concerns, or as a result of the effects of natural disasters, including earthquakes and/or tsunamis. The loss of one or more of our significant customers, or reduced demand from one or more of our significant customers, would result in an adverse effect on our revenue, and could affect our ability to become profitable or our ability to continue our business operations.
Foreign currency fluctuations could impact financial performance.
     Because of our activities in the U.K., Europe, Canada, South Africa and Asia, we are exposed to fluctuations in foreign currency rates. We may manage the risk to such exposure by entering into foreign currency futures and option contracts of which there was one in 2009 and none in 2010. Foreign currency fluctuations may have a significant effect on our operations in the future.
Risks Related to Our Industry
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
     There is significant competition among companies that provide solutions for pollutant emissions from diesel engines. Several companies market products that compete directly with our products. Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services, including products that are verified by the EPA and/or the CARB or other environmental authorities. We face direct competition from companies with greater financial, technological, manufacturing and personnel resources. Newly developed products could be more effective and cost efficient than our current or future products. We also face indirect competition from vehicles using alternative fuels, such as methanol, hydrogen, ethanol and electricity.
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
     The patents protecting our proprietary technologies expire after a period of time. Currently, our patents have expiration dates ranging from 2011 through 2027. Although we have attempted to incorporate technology from our core patents into specific patented product applications, product designs and packaging to extend the lives of our patents, there can be no assurance that this building block approach will be successful in protecting our proprietary technology. If we are not successful in protecting our proprietary technology, it could have a material adverse effect on our business, financial condition and results of operations.
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
     Third parties may claim that our products and systems infringe upon third-party patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult, notably because patent applications are generally not published until up to 18 months after their filing dates. If a competitor were to challenge our patents, or assert that our products or processes infringe their patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive product modifications, pay substantial damages or even be forced to cease some operations. Third-party infringement claims, regardless of their outcome, would not only drain financial resources but also divert the time and effort of management and could result in customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.
Our results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.
     The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:
•	Actions taken by regulatory bodies relating to the verification, registration or health effects of our products.

•	The extent to which our Platinum Plus® fuel-borne catalyst and ARIS® nitrogen oxides reduction products obtain market acceptance.

•	The timing and size of customer purchases.

•	Customer concerns about the stability of our business, which could cause them to seek alternatives to our solutions and products; and

•	Increases in raw material costs, particularly platinum group metals and rare earth metals.
Failure of one or more key suppliers to timely deliver could prevent, delay or limit us from supplying products. Delays in delivery times for platinum group metal purchases could also result in losses due to fluctuations in prices. Delays in the delivery times and cost impact of the world-wide shortage of rare earth metals could delay us from supplying products and could result in lower profits.
     Due to customer demands, we are required to source critical materials and components such as ceramic substrates from single suppliers. Failure of one or more of the key suppliers to deliver timely could prevent, delay or limit us from supplying products because we would be required to qualify an alternative supplier. For certain products and customers, we are required to purchase platinum group metal materials. As commodities, platinum group metal materials are subject to daily price fluctuations and significant volatility, based on global market conditions. Historically, the cost of platinum group metals used in the manufacturing process has been passed through to the customer. This limits the economic risk of changes in market prices to platinum group metal usage in excess of nominal amounts allowed by the customer. However, going forward there can be no assurance that we will continue to be successful passing platinum group metal price risk onto its current and future customers to minimize the risk of financial loss. Additionally, platinum group metal material is accounted for as inventory and therefore subject to lower of cost or market adjustments on a regular basis at the end of accounting periods. A drop in market prices relative to the purchase price of platinum group metal could result in a write-down of inventory. Due to the high value of platinum group metal materials, special measures have been taken to secure and insure the inventory. There is a risk that these measures may be inadequate and expose us to financial loss. We utilize rare earth metals in the production of some of our catalysts. Due to a reduction in export from China of these materials, there has been a world-wide shortage, leading to a lack of supply and higher prices. We risk delays in shipment due to this constrained supply and potentially lower margins if we are unable to pass the increased costs on to our customers.

Qualified management, marketing, and sales personnel are difficult to locate, hire and train, and if we cannot attract and retain qualified personnel, it will harm the ability of the business to grow.
     Our success depends, in part, on our ability to retain current key personnel, attract and retain future key personnel, additional qualified management, marketing, scientific, and engineering personnel, and develop and maintain relationships with research institutions and other outside consultants. Competition for qualified management, technical, sales and marketing employees is intense. In addition, as we work to integrate personnel following the Merger, some employees might leave the combined company and go to work for competitors. The loss of key personnel or the inability to hire or retain qualified personnel, or the failure to assimilate effectively such personnel could have a material adverse effect on our business, operating results and financial condition.
We may not be able to successfully market new products that are developed or obtain direct or indirect verification or approval of our new products.
     Some of our catalyst products and heavy duty diesel systems are still in the development or testing stage with targeted customers. We are developing technologies in these areas that are intended to have a commercial application, however, there is no guarantee that such technologies will actually result in any commercial applications. In addition, we plan to market other emissions reduction devices used in combination with our current products. There are numerous development and verification issues that may preclude the introduction of these products for commercial sale. These proposed operations are subject to all of the risks inherent in a developing business enterprise, including the likelihood of continued operating losses. If we are unable to demonstrate the feasibility of these proposed commercial applications and products or obtain verification or approval for the products from regulatory agencies, we may have to abandon the products or alter our business plan. Such modifications to our business plan will likely delay achievement of revenue milestones and profitability.
Any liability for environmental harm or damages resulting from technical faults or failures of our products could be substantial and could materially adversely affect our business and results of operations.
     Customers rely upon our products to meet emissions control standards imposed upon them by government. Failure of our products to meet such standards could expose us to claims from customers. Our products are also integrated into goods used by consumers and therefore a malfunction or the inadequate design of our products could result in product liability claims. Any liability for environmental harm or damages resulting from technical faults or failures could be substantial and could materially adversely affect our business and results of operations. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products, which would materially impact our financial condition and operating results.
Future growth of our business depends, in part, on market acceptance of our catalyst products, successful verification of our products and retention of our verifications.
     While we believe that there exists a viable market for our developing catalyst products, there can be no assurance that such technology will succeed as an alternative to competitors’ existing and new products. The development of a market for the products is affected by many factors, some of which are beyond our control. The adoption cycles of our key customers are lengthy and require extensive interaction with the customer to develop an effective and reliable catalyst for a particular application. While we continue to develop and test products with key customers, there can be no guarantee that all such products will be accepted and commercialized. Our relationships with our customers are based on purchase orders rather than long-term formal supply agreements. Generally, once a catalyst has successfully completed the testing and certification stage for a particular application, it is generally the only catalyst used on that application and therefore unlikely that, unless there are any defects, the customer will try to replace that catalyst with a competing product. However, our customers usually have alternate suppliers for their products and there is no assurance that we will continue to win the business. Also, although we work with our customers to obtain product verifications in accordance with their projected production requirements, there is no guarantee that we will be able to receive all necessary approvals for our catalysts by the time a customer needs such products, or that a customer will not accelerate its requirements. If we are not successful in having verified catalyst products to meet customer requirements, it will have a negative effect on our revenues, which could have a material adverse affect on our results of operations.

     If a market fails to develop or develops more slowly than anticipated, we may be unable to recover the costs we will have incurred in the development of our products and may never achieve profitability. In addition, we cannot guarantee that we will continue to develop, manufacture or market our products or components if market conditions do not support the continuation of the product or component.
     We believe that it is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the EPA and/or CARB protocols to qualify for funding from the EPA and/or CARB programs. Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified. Verification is also useful for commercial acceptability. Notably, EPA verifications were withdrawn on two of our products in January 2009 because available test results were not accepted by EPA as meeting new emissions testing requirements for nitrogen dioxide (NO2) measurement. As a general matter, we have no assurance that our products will be verified by the CARB or that such a verification will be acceptable to the EPA. If we are not able to obtain necessary product verifications, it will limit our ability to commercialize such products, which could have a negative effect on our revenues and on our results of operations.
New metal standards, lower environmental limits or stricter regulation for health reasons of platinum or cerium could be adopted and affect use of our products.
     New standards or environmental limits on the use of platinum or cerium metal by a governmental agency could adversely affect our ability to use our Platinum Plus® fuel-borne catalyst in some applications. In addition, the CARB requires “multimedia” assessment (air, water, soil) of the fuel-borne catalyst. The EPA could require a “Tier III” test of the Platinum Plus® fuel-borne catalyst at any time to determine additional health effects of platinum or cerium, which tests may involve additional costs beyond our current resources.
Risks Related to Our Common Stock
The investors in CSI’s capital raise, who converted their shares of Class B common stock into shares of our common stock in the Merger, collectively hold a large percentage of our outstanding common stock, and, should they choose to act together, will have significant influence over the outcome of corporate actions requiring stockholder approval; such shareholders’ priorities for our business may be different from our other stockholders.
     A significant amount of our outstanding common stock is collectively held by the purchasers of CSI’s secured convertible notes in its capital raise (which notes converted into CSI’s Class B common stock and were exchanged for shares of our common stock in the Merger). Accordingly, the investors in CSI’s capital raise, should they choose to act together, will be able to significantly influence the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction, such that the investors in CSI’s capital raise, should they choose to act together, could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The interests of the investors in CSI’s capital raise may differ from the interests of our other stockholders.
The price of our common stock may be adversely affected by the sale of a significant number of new common shares.
     The sale, or availability for sale, of substantial amounts of our common stock could adversely affect the market price of our common stock and could impair our ability to raise additional working capital through the sale of equity securities. On October 15, 2010, we issued (or reserved for issuance) an aggregate 2,287,872 shares of our common stock and warrants to purchase an additional 666,581 shares of our common stock, each on a post-split basis after eliminating fractional shares, in connection with the Merger. We also issued 109,020 shares and warrants to purchase an additional 166,666 shares of our common stock, each on a post-split basis after eliminating fractional shares, in a Regulation S offering, as well as 32,414 shares and warrants to purchase an additional 14,863 shares, each on a post-split basis after eliminating fractional shares, as compensation for services rendered in connection with the Merger and our Regulation S offering. Resales of these shares by the holders thereof (some of whom received registered shares and some of whom have registration rights), resales of the shares received upon exercise of the warrants, or the sale of additional shares by us in the public market or a private placement to fund our operations, or the perception by the market that these sales could occur, could contribute to downward pressure on the trading price of our stock.

The risk of dilution, perceived or actual, may contribute to downward pressure on the trading price of our stock.
     We have outstanding warrants and stock options to purchase shares of our common stock, and it is contemplated that additional shares or options to acquire shares of our common stock will be issued for certain employees and others affiliated with our company. The exercise of these securities will result in the issuance of additional shares of our common stock. We may also issue additional shares of our common stock or securities exercisable for or convertible into shares of our common stock, whether in the public market or in a private placement to fund our operations, or as compensation. These issuances, particularly where the exercise price or purchase price is less than the current trading price for our common stock, could be viewed as dilutive to the holders of our common stock. The risk of dilution, perceived or actual, may cause existing stockholders to sell their shares of stock, which would contribute to a decrease in the price of shares of our common stock. In that regard, downward pressure on the trading price of our common stock may also cause investors to engage in short sales, which would further contribute to downward pressure on the trading price of our stock.
There has historically been limited trading volume in, and significant volatility in the price of, our common stock on The NASDAQ Capital Market.
     CDTI’s common stock began trading on The NASDAQ Capital Market effective October 3, 2007. Prior to this date, CDTI’s common stock was traded on the OTC Bulletin Board. Historically, the trading volume in our common stock has been relatively limited and a consistently active trading market for our common stock may not develop. The average daily trading volume in CDTI’s common stock on the NASDAQ Capital Market in 2010 prior to the Merger was approximately 5,700 shares (on a pre-split basis). However, in the period immediately following the Merger and the reverse stock split, we experienced significantly higher trading volume than typical for our company.
     There has been significant volatility in the market prices of publicly traded shares of emerging growth technology companies, including our shares. During the last two weeks of October 2010 following the Merger and the reverse stock split, the price for a share of our common stock ranged from as low as $3.00 per share to as high as $44.38 per share. On March 23, 2011, the closing price for a share of our common stock was $5.51 per share. Factors such as announcements of technical developments, verifications, establishment of distribution agreements, significant sales orders, changes in governmental regulation and developments in patent or proprietary rights may have a significant effect on the future market price of our common stock. As noted above, there has historically been a low average daily trading volume of our common stock. To the extent this trading pattern continues, the price of our common stock may fluctuate significantly as a result of relatively minor changes in demand for our shares and sales of our stock by holders.
We have not and do not intend to pay dividends on shares of our common stock.
     We have not paid dividends on our common stock since inception, and do not intend to pay any dividends to our stockholders in the foreseeable future. We intend to reinvest earnings, if any, in the development and expansion of our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We occupy approximately 2,700 square feet of office space at 4567 Telephone Road, Suite 206, Ventura, California, under a lease agreement that expires on August 31, 2013 for our corporate headquarters.
     Our Heavy Duty Diesel Systems division uses approximately 51,000 square feet of space in Ontario, Canada under a lease agreement that expires on December 31, 2018 for administrative, research and development, manufacturing, sales and marketing functions; approximately 54,000 square feet of space in Reno, Nevada under a lease agreement that expires on January 31, 2015 for sales and manufacturing purposes; approximately 5,515 square feet of office space in Bridgeport, Connecticut under a lease agreement that expires on December 31, 2015 for administrative and sales and marketing offices, and which served as our corporate headquarters prior to the Merger; and approximately 1,942 square feet in Surrey, United Kingdom (outside London) for administrative, sales and marketing and assembly that we have occupied on a month-to-month basis pending finalization of the terms of a definitive 5-year lease agreement. We also own a 6,700 square foot condominium in Malmö, Sweden that our Heavy Duty Diesel Systems division uses for administrative, research and development and European sales and marketing.
     Our Catalyst division uses approximately 77,500 square feet of space in Oxnard, California under four separate lease agreements that expire on December 31, 2011, March 31, 2012 and two on December 31, 2012 for manufacturing and research and development. This space includes a warehouse that is also used for shipping and receiving. Our Catalyst division also leases 624 square feet of office space near Paris in Gif sur Yvette, France under a lease agreement that provides for expiration as early as July 31, 2011, but no later than July 31, 2017, that is used for sales; and approximately 767 square feet of space in Tokyo, Japan under a lease agreement that expires on June 15, 2013, which is used for sales and marketing purposes.
     We may exercise our early termination right to cancel our Bridgeport, Connecticut office lease. The early termination right allows us to cancel on December 31, 2013 with at least nine months’ advanced written notice along with an early termination fee of $45,960; the landlord’s unamortized portion of construction costs with seven percent interest thereon; brokerage fees and attorney fees.
     We do not anticipate the need to acquire additional space in the near future and consider our current capacity to be sufficient for current operations and projected growth. As such, we do not expect that our rental costs will increase substantially from the amounts historically paid in 2010.
ITEM 3. LEGAL PROCEEDINGS
     On April 30, 2010, CDTI received a complaint from the Hartford, Connecticut office of the U.S. Department of Labor under Section 806 of the Corporate and Criminal Fraud Accountability Act of 2001, Title VIII of the Sarbanes-Oxley Act of 2002, alleging that a former employee had been subject to discriminatory employment practices. CDTI’s Board of Directors terminated the employee’s employment on April 19, 2010. The complainant in this proceeding does not demand specific relief. However, the statute provides that a prevailing employee shall be entitled to all relief necessary to make the employee whole, including compensatory damages, which may be reinstatement, back pay with interest, front pay, and special damages such as attorney’s and expert witness fees. CDTI responded on June 14, 2010, denying the allegations of the complaint. Based upon current information, management, after consultation with legal counsel defending our interests, believes the ultimate disposition will have no material effect upon our business, results or financial position.
     In addition to the foregoing, we are involved in legal proceedings from time to time in the ordinary course of our business. We do not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on our consolidated financial condition or results of operations. For more information relating to our legal proceedings see Note 19 to our Annual Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
ITEM 4. REMOVED AND RESERVED

Part II
ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock is traded on The NASDAQ Capital Market under the symbol “CDTI.” For a twenty-trading day period immediately following the Merger and the one-for-six reverse stock split, both of which took effect October 15, 2010, it temporarily traded under the symbol “CDTID” in accordance with NASDAQ’s rules.
     The following table sets forth the high and low prices of our common stock on The NASDAQ Capital Market for each of the periods listed. Prices indicated below with respect to our share price include inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions. Periods prior to and including October 15, 2010 have been restated to reflect the one-for-six reverse stock split that took effect October 15, 2010 after the end of trading.

	NASDAQ Capital Market
	High	Low
2009
1st Quarter	$18.30	$6.00
2nd Quarter	$15.00	$8.46
3rd Quarter	$13.20	$7.50
4th Quarter	$13.38	$8.40
2010
1st Quarter	$13.32	$8.70
2nd Quarter	$10.68	$5.70
3rd Quarter	$8.52	$4.08
4th Quarter	$44.38	$3.00
Holders
     At March 23, 2011, there were 312 holders of record of our common stock, which excludes stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.
Dividends
     No dividends have been paid on our common stock and we do not anticipate paying dividends in the foreseeable future.
Issuances of Unregistered Securities
     All sales of unregistered securities during the period covered by this Annual Report on Form 10-K have been previously reported.
Issuer Purchases of Equity Securities
     No shares were repurchased during the fourth quarter ended December 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data has been derived from our audited consolidated financial statements. The statements of operations data relating to the years ended December 31, 2010 and 2009, and the balance sheet data as of December 31, 2010 and 2009 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Beginning in the year ended December 31, 2010, we combined “Selling and marketing” and “General and administrative” expenses into “Selling, general and administrative” expenses on our statement of operations and have reclassified prior periods to reflect this presentation.

		For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA
Revenues
Heavy Duty Diesel Systems division	$31,161	$25,916	$27,126	$342	$—
Catalyst division	17,726	25,074	26,311	29,792	37,847
Eliminations	(770)	(476)	(874)	—	—

Total revenues	$48,117	$50,514	$52,563	$30,134	$37,847

Gross profit	$12,035	$11,967	$8,217	$3,176	$6,912
Gross margin	25.0%	23.7%	15.6%	10.5%	18.3%

Selling, general and administrative	11,923	12,480	15,776	11,445	7,653
Research and development	4,373	7,257	8,942	7,702	6,486
In-process research and development (1)	—	—	—	6,635	—
Delphi bid (2)	—	—	—	2,668	—
Severance expense	261	1,429	234	—	—
Recapitalization expense	3,247	1,258	—	—	—
Impairment of long-lived assets	—	—	4,928	—	—
Gain on sale of intellectual property	(3,900)	(2,500)	(5,000)	—	—

Total operating expenses	15,904	19,924	24,880	28,450	14,139

Loss from operations	(3,869)	(7,957)	(16,663)	(25,274)	(7,227)
Total other (expense) income, net	(5,463)	(2,577)	(2,601)	1,376	(25,520)
Income tax expense (benefit) from continuing operations	12	(1,036)	624	16	20

Net loss from continuing operations	(9,344)	(9,498)	(19,888)	(23,914)	(32,767)
Net income (loss) from discontinued operations	968	1,522	(916)	748	592

Net loss	$(8,376)	$(7,976)	$(20,804)	$(23,166)	$(32,175)

Basic and diluted loss per common share:
Net loss from continuing operations	$(7.55)	$(17.27)	$(36.16)	$(47.07)	$(65.02)
Net income (loss) from discontinued operations	0.78	2.77	(1.67)	1.47	1.17

Net loss	$(6.77)	$(14.50)	$(37.83)	$(45.60)	$(63.84)

Weighted average shares outstanding — basic and diluted	1,238	550	550	508	504

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
BALANCE SHEET DATA
Total current assets	$17,645	$18,596	$30,806	$38,164	$41,195
Total assets	$32,648	$30,243	$49,714	$65,739	$54,381
Total current liabilities	$14,753	$22,949	$35,853	$13,603	$5,713
Total long-term liabilities	$2,552	$1,411	$2,448	$18,029	$3,000
Stockholders’ equity	$15,343	$5,883	$11,413	$34,447	$45,716

Short-term debt	$2,431	$8,147	$17,880	$408	—
Long-term debt	$1,456	$75	$33	$15,494	$3,000

(1)	In process research and development is related to the acquisition of Engine Control Systems and was expensed at acquisition.

(2)	Delphi bid represents expense incurred in our unsuccessful attempt to acquire Delphi’s catalyst business out of bankruptcy and consists primarily of legal and consulting fees.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Merger was accounted for as a reverse acquisition and, as a result, our company’s (the legal acquirer) consolidated financial statements are now those of CSI (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of CDTI included effective from October 15, 2010, the date of the closing of the Merger. For information regarding CDTI’s financial condition and results of operations as well as CDTI’s financial statements and related notes thereto reflecting CDTI’s business as a stand-alone company for periods prior to the Merger, please see our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for periods prior to the closing of the Merger.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual consolidated financial statements and related notes included elsewhere in this report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, see “Cautionary Statement Concerning Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, as a result of many important factors, including the consolidation of CDTI for periods after October 15, 2010, as well as those set forth in the Item 1A “Risk Factors.”
Overview
     We are a vertically-integrated global manufacturer and distributor of emissions control systems and products, focused in the heavy duty diesel and light duty vehicle markets. Our emissions control systems and products are designed to deliver high value to our customers while benefiting the global environment through air quality improvement, sustainability and energy efficiency.
     In light of the Merger, we now organize our operations in two business divisions: the Heavy Duty Diesel Systems division and the Catalyst division. We have included all of the operations of CDTI in our Heavy Duty Diesel Systems division effective from the date of the closing of the Merger.
     Heavy Duty Diesel Systems: Through our Heavy Duty Diesel Systems division we design and manufacture verified exhaust emissions control solutions. Our Heavy Duty Diesel Systems division offers a full range of products for the verified retrofit and original equipment manufacturer, or OEM, markets through its distribution/dealer network and direct sales. These ECS and Clean Diesel Technologies-branded products, such as Purifilter®, Purifier, ARIS® and exhaust gas recirculation with selective catalytic reduction are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 64.9% and 51.3% of total consolidated revenues for the years ended December 31, 2010 and 2009, respectively.
     Catalyst: Through our Catalyst division, we produce catalyst formulations for gasoline, diesel and natural gas induced emissions that are offered for multiple markets and a wide range of applications. A family of unique high-performance catalysts has been developed — with base-metals or low platinum group metal and zero- platinum group metal content — to provide increased catalytic function and value for technology-driven automotive industry customers. Our technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and we have supplied over ten million parts to light duty vehicle customers since 1996. Our Catalyst division also provides catalyst formulations for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 36.8% and 49.7% of total consolidated revenues for the years ended December 31, 2010 and 2009, respectively.
Sources of Revenues and Expenses
Revenues
     We generate revenues primarily from the sale of our emission control systems and products. We generally recognize revenues from the sale of our emission control systems and products upon shipment of these products to our customers. However, for certain customers, where risk of loss transfers at the destination (typically the customer’s warehouse), revenue is recognized when the products are delivered to the destination (which is generally within five days of the shipment).

Cost of revenues
     Cost of revenues consists primarily of direct costs for the manufacture of emission control systems and products, including cost of raw materials, costs of leasing and operating manufacturing facilities and wages paid to personnel involved in production, manufacturing quality control, testing and supply chain management. In addition, cost of revenues include normal scrap and shrinkage associated with the manufacturing process and a expense from write down of obsolete and slow moving inventory. We include the direct material costs and factory labor as well as factory overhead expense in the cost of revenue. Indirect factory expense includes the costs of freight (inbound and outbound for direct material and finished goods), purchasing and receiving, inspection, testing, warehousing, utilities and deprecation of facilities and equipment utilized in the production and distribution of products.
Selling, general and administrative expenses
     In prior periods we presented “Selling and marketing” expenses and “General and administrative” expenses separately on our statement of operations. Beginning in the year ended December 31, 2010, we now combine these categories of expenses into “Selling, general and administrative expenses” because there is considerable overlap between management functions pertaining to sales and marketing and general administrative duties, and as such, estimating allocation of expenses associated with these overlapping functions is not meaningful. Prior periods have been reclassified to reflect this change in presentation.
     Selling, general and administrative expenses consists of our selling and marketing expenses, as well as our general and administrative expenses. Selling and marketing expenses consist primarily of compensation paid to sales and marketing personnel, and marketing expenses. Costs related to sales and marketing are expensed as they are incurred. These expenses include the salary and benefits for the sales and marketing staff as well as travel, samples provided at no-cost to customers and marketing materials. General and administrative expenses consist primarily of compensation paid to administrative personnel, legal and professional fees, corporate expenses and regulatory, bad debt and other administrative expenses. These expenses include the salary and benefits for management and administrative staff as well as travel. Also included is any depreciation related to assets utilized in the selling, marketing and general and administrative functions.
Research and development expenses
     Research and development expenses consist of costs associated with research related to new product development and product enhancement expenditures. Research and development costs also include costs associated with getting our heavy duty diesel systems verified and approved for sale by the EPA, the CARB and other regulatory authorities. These expenses include the salary and benefits for the research and development staff as well as travel, research materials, testing and legal expense related to patenting intellectual property. Also included is any depreciation related to assets utilized in the development of new products.
Recapitalization expenses
     Recapitalization expense consists primarily of the expense for legal, accounting and other advisory professional services as a result of our efforts in the years ended December 31, 2010 and 2009 to explore strategic opportunities resulting in the Merger.
Total other income (expense)
     Total other income (expense) primarily reflects interest expense, including amounts related to the beneficial conversion feature of the secured convertible notes issued by CSI prior to the Merger, and changes in the fair value of certain of our financial instrument liabilities related to such secured convertible notes and changes in fair value of our liability classified warrants. It also includes interest income as well as our share of income and losses from our Asian joint venture and income or losses from sale of fixed assets.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Revenue Recognition
     We generally recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the related receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Where installation services, if provided, are essential to the functionality of the equipment, we defer the portion of revenue for the sale attributable to installation until we have completed the installation. When terms of sale include subjective customer acceptance criteria, we defer revenue until the acceptance criteria are met. Concurrent with the shipment of the product, we accrue estimated product return reserves and warranty expenses. Critical judgments include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not the customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of the revenue that we recognize. Critical judgments also include estimates of warranty reserves, which are established based on historical experience and knowledge of the product.
Allowance for Doubtful Accounts
     The allowance for doubtful accounts involves estimates based on management’s judgment, review of individual receivables and analysis of historical bad debts. We monitor collections and payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We also assess current economic trends that might impact the level of credit losses in the future. If the financial condition of our customers were to deteriorate, resulting in difficulties in their ability to make payments as they become due, additional allowances could be required, which would have a negative effect on our earnings and working capital.
Inventory Valuation
     Inventory is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. We write down inventory for slow-moving and obsolete inventory based on assessments of future demands, market conditions and customers who are expected to reduce purchasing requirements as a result of experiencing financial difficulties. Such assessments require the exercise of significant judgment by management. If these factors were to become less favorable than those projected, additional inventory write-downs could be required, which would have a negative effect on our earnings and working capital.
Accounting for Income Taxes
     Our income tax expense is dependent on the profitability of our various international subsidiaries including Canada and Sweden, and going forward, the United Kingdom. These subsidiaries are subject to income taxation based on local tax laws in these countries. Our U.S. operations have continually incurred losses since inception. Our annual tax expense is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. If these factors were to become less favorable than those projected, or if there are changes in the tax laws in the jurisdictions in which we operate, there could be an increase in tax expense and a resulting decrease in our earnings and working capital.
     Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry-forwards. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates. To provide insight, we use our historical experience and our short and long-range business forecasts. We believe it is more likely than not that a portion of the deferred income tax assets may expire unused and have established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, primarily related to foreign tax jurisdictions, we believe it is more likely than not that the deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if our estimates of taxable income in certain jurisdictions are significantly reduced or available tax planning strategies are no longer viable.
Business Combinations
     Under the acquisition method of accounting, we record the purchase price of acquired companies to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of purchase price over the aggregate fair values as goodwill. We engage third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make significant estimates and assumptions, particularly with respect to intangible assets. Critical estimates in valuing purchased technology, customer lists and other identifiable intangible assets include future cash flows that we expect a marketplace participant would generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.
Goodwill
     We test goodwill for impairment at the reporting unit level at least annually using a two-step process, and more frequently upon the occurrence of certain triggering events. Only our Heavy Duty Diesel Systems reporting unit has goodwill subject to impairment testing, which totalled $4.6 million and $4.2 million at December 31, 2010 and 2009, respectively. Goodwill impairment testing requires us to estimate the fair value of the reporting unit. The estimate of fair value is based on internally developed assumptions approximating those that a market participant would use in valuing the reporting unit. We derived the estimated fair value of the Heavy Duty Diesel Systems reporting unit at December 31, 2010 primarily from a discounted cash flow model. Significant assumptions used in deriving the fair value of the reporting unit included: annual revenue growth over the next six years ranging from -0.9% to 50.2%, long-term revenue growth of 3% and a discount rate of 25.5%. We deemed that estimating cash flows discretely for six years was the most appropriate for our Heavy Duty Diesel Systems division reporting unit, as this division’s business growth is driven by changes in the regulation of diesel emissions. We anticipate the changing regulation of diesel emission in various countries over this period as well as the number of vehicles that will need to have updated emission systems installed. We believe that we have a reasonable estimate of the opportunities over this period. These new emission regulations are a driver of business growth for our Heavy Duty Diesel Systems division. In order to take into account the business implications of such regulations and the population of vehicles that must meet those regulations, we estimated revenues and cash flows to meet the demands of this marketplace for a six year time period. The discount rate of 25.5% was developed based on a weighted cost of capital (WACC) analysis. Within the WACC analysis, the cost of equity assumption was developed using the Capital Asset Pricing Model (CAPM). The inputs in both the CAPM and the cost of debt assumption utilized in the WACC were developed for our Heavy Duty Diesel Systems division reporting unit using data from comparable companies. While the revenue growth rates used are consistent with our historical growth patterns and consider future growth potential identified by management, there is no assurance such growth will be achieved. In addition, we considered the overall fair value of our reporting units as compared to our fair value. Because the estimated fair value of the reporting unit exceeded its carrying value by 64%, we determined that no goodwill impairment existed as of December 31, 2010. However, it is reasonably possible that future results may differ from the estimates made during 2010 and future impairment tests may result in a different conclusion for the goodwill of our Heavy Duty Diesel Systems division reporting unit. In addition, the use of different estimates or assumptions by management could lead to different results. Our estimate of fair value of the reporting unit is sensitive to certain factors, including but not limited to the following: movements in our share price, changes in discount rates and our cost of capital, growth of the reporting unit’s revenue, cost structure of the reporting unit, successful completion of research and development, capital expenditures, customer acceptance of new products, competition, general economic conditions and approval of the reporting unit’s product by regulatory agencies.
Impairment of Long-Lived Assets Other Than Goodwill
     We evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If an impairment does exist, we measure the impairment loss and record it based on discounted estimated future cash flows. In estimating future cash flows, we group assets at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Considerable judgment is necessary to estimate the fair value of the assets and, accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows. These estimates and judgments are based upon, among other things, certain assumptions about expected future operating performance and growth rates and other factors, actual results of which may vary significantly. In 2008, we recorded a $4.9 million impairment charge and wrote down the assets of our Catalyst division to fair value. In 2009 and again in 2010, we considered whether any events or changes in circumstance indicated that the carrying amount of our Catalyst division’s long-lived assets, totalling $0.7 million at December 31, 2010, may not be recoverable. With the disruption of sales described in “—Factors Affecting Future Results” below, we conducted a recoverability test on the fixed assets of the Catalyst division as of June 30, 2010 and concluded that the expected undiscounted cash flows associated with the assets substantially exceed their carrying value. Our analysis utilized two different scenarios over a five year period with a probability weighting. One scenario assumed no additional program wins while the other scenario was based on a set of assumed program wins, resulting of revenue growth ranging from zero to 35% over the next 5 years. Each scenario also included a terminal value based upon an estimated value of intellectual property that could be sold off. No events occurred during the second half of 2010 that significantly altered the assumptions made at June 30, 2010 and would necessitate further analysis. For the remaining long-lived assets, all of which are included in the Heavy Duty Diesel Systems reporting unit, we concluded the expected undiscounted cash flows associated with these assets substantially exceed their carrying value. In the event that actual results differ from our forecasts or the future outlook diminishes, the future cash flows and fair value of these assets could potentially decrease in the future, requiring further impairment charges. Although we believe the assumptions and estimates made in the past have been reasonable and appropriate, different assumption and estimates could materially affect our reported financial results. To the extent additional events or changes in circumstances occur, we may conclude that a non-cash impairment charge against earnings is required, which could have an adverse effect on its financial condition and results of operations.
Fair Value of Embedded Financial Instruments
     The secured convertible notes issued to investors by CSI prior to the Merger (see “— Recent Developments — CSI Pre-Merger Capital Raise” below) contain two embedded financial instruments that require separate accounting at fair value: the premium redemption feature and the contingent equity forward. The estimate of fair value of such financial instruments involves the exercise of significant judgment and the use of estimates by management.
     The premium redemption instrument represents the fair value of the additional penalty premium of two times (2x) the outstanding principal amount plus the default interest that would have been due if the secured convertible notes were in default. Because the noteholders had the option of demanding payment or providing additional time extensions after August 2, 2010, this instrument was considered a put option. We estimated the fair value of the premium redemption instrument by calculating the present value of $4.0 million plus accrued interest, based on an assumed payment date (eleven months after default date) using a high yield discount rate of 17%, multiplied by an estimated probability of its exercise. Because the secured convertible notes were converted into CSI common stock immediately prior to the Merger, the premium redemption instrument expired unexercised, resulting in gain of $0.7 million. This amount represents the difference between the initial proceeds allocated to the instrument and its ultimate fair value of zero.
     The contingent equity forward represents the additional $2.0 million that the investors committed to fund immediately prior to closing of the Merger. Because the funding would only have occurred from the same events that caused the secured convertible notes to automatically convert to CSI equity prior to the Merger, we considered it a commitment to purchase equity. We estimated its fair value based on the intrinsic value of the forward, discounted at a risk free rate multiplied by the estimated probability that the forward will fund. During the year ended December 31, 2010, we recognized a loss of $1.0 million. This reflects the difference between the intrinsic value on the settlement date of $1.7 million and the initial proceeds allocated to the instrument of $0.7 million.
Stock-Based Compensation Expense
     We account for share-based compensation using fair value recognition and record stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants.
     The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using a Monte Carlo univariate pricing model for awards with market conditions and the Black-Scholes option-valuation model for the remaining awards, which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially for future grants.
Warrant Derivative Liability
     In light of the terms of certain of our outstanding warrants, we have determined that we are required to carry them at fair value until exercised or expired, and record changes in their fair value recorded in our results of operations in each reporting period. At December 31, 2010, we had a liability of $1.2 million related to liability-classified warrants. For the year ended December 31, 2010, we recorded a non-cash charge of $0.8 million to other expense in our statement of operations to reflect the change in fair value of these liability-classified warrants. The determination of fair value requires the use of judgment and estimates by management. For common stock warrants with market conditions, we use the Monte Carlo pricing model to determine fair value on the grant date. For other common stock warrants, we use the Black-Scholes option-valuation model, which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the contractual terms of the warrants. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrant derivative liability.
Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board, or FASB, issued guidance designed to improve disclosures about fair value measurements. The guidance requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements, and provide information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. We have included such additional disclosures in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
     In December 2010, the FASB issued ASU 2010-28, Intangibles —Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28) to clarify when testing for goodwill impairment is required. The modifications clarify that when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. We do not expect the adoption of this accounting update to have an impact on our financial statements.
     In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We will adopt this accounting update for acquisitions with acquisition dates on or after January 1, 2011, as required.
     For additional discussion regarding these, and other recent accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Recent Developments
New Financing Agreement with FGI; repayment of Fifth Third Bank
     On February 14, 2011, we and certain of our subsidiaries entered into separate Sale and Security Agreements with Faunus Group International, Inc., or FGI, to provide for a $7.5 million secured demand financing facility backed by our receivables and inventory. On February 16, 2011, we used approximately $2.1 million of proceeds from advances under this facility to pay in full the balance of our obligations under our credit facility with Fifth Third Bank. For more information relating to the FGI and Fifth Third facilities, see “— Description of Indebtedness” below and Notes 10 and 21 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Loan from Shareholder; Repayment of Settlement Obligation
     On December 30, 2010, we executed a Loan Commitment Letter with Kanis S.A., a shareholder of our company, pursuant to which Kanis S.A. loaned us $1.5 million. The unsecured loan bears interest on the unpaid principal at a rate of six percent (6%) per annum, with interest only payable quarterly on each March 31, June 30, September 30 and December 31, commencing March 31, 2011 and matures on June 30, 2013. For more information relating to Kanis S.A. loan, see “— Description of Indebtedness” below and Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As contemplated by the loan commitment, on December 30, 2010 we issued Kanis S.A. warrants to acquire 25,000 shares of our common stock at $10.40 per share, which warrants are exercisable on or after June 30, 2013 and expire on the earlier of (x) June 30, 2016 and (y) the date that is 30 days after we give notice to the warrant holder that the market value of one share of our common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days, which 10 consecutive days commence on or after June 30, 2013. We did not receive any cash consideration for the issuance of the warrants and relied on the private placement exemption provided by Regulation S.
     On January 4, 2011, using proceeds of the loan from Kanis S.A. and cash on hand, we paid in full our obligation to make subsequent payments under our October 20, 2010 settlement agreement with respect to the litigation and other disputes in connection with our purchase of Applied Utility Systems assets in August 2006. For more information relating to the settlement agreement, see “—Settlement of Litigation and Disputes Regarding August 2006 Purchase of Applied Utility Systems” below and Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Settlement of Litigation and Disputes Regarding August 2006 Purchase of Applied Utility Systems
     On October 20, 2010, we entered into a comprehensive agreement with M.N. Mansour and M.N. Mansour, Inc. to end all outstanding litigation and arbitration claims and other disputes between the parties relating to the agreements entered into in connection with the August 2006 purchase of Applied Utility Systems assets. As contemplated by the settlement agreement, on October 22, 2010, we made an initial payment of $1.5 million and in the agreement, commitment to pay up to an additional $2.0 million in eight equal installments through the period ending September 30, 2012. In January 2011, we paid in full these subsequent payment obligations using the proceeds from the Kanis S.A. loan described above. For more information relating to the settlement agreement, see Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Closing of Merger
     On October 15, 2010, following receipt of necessary shareholder approvals, our wholly-owned subsidiary, CDTI Merger Sub, Inc., merged with and into CSI, with CSI as the surviving corporation pursuant to the Merger Agreement. CSI is now our wholly-owned subsidiary. Immediately prior to the Merger, and as contemplated by the Merger Agreement, a one-for-six reverse stock split took effect.
     Pursuant to the terms of the Merger Agreement, each outstanding share of (i) CSI Class A Common Stock was converted into and became exchangeable for 0.007888 fully paid and non-assessable shares of our common stock on a post-split basis (with any fractional shares to be paid in cash) and warrants to acquire 0.006454 fully paid and non-assessable shares of our common stock for $7.92 per share on a post-split basis (Merger Warrants); and (ii) CSI Class B Common Stock was converted into and became exchangeable for 0.010039 fully paid and non-assessable shares of our common stock on a post-split basis (with any fractional shares to be paid in cash). Accordingly, we issued 611,017 shares of common stock (including 9,859 shares reserved for CSI’s outstanding in-the-money warrant) and warrants to purchase 499,915 shares of common stock (including 8,067 warrants reserved for issuance for CSI’s outstanding in-the-money warrants) in exchange for all outstanding CSI Class A Common Stock and 1,510,189 shares of common stock in exchange for all outstanding CSI Class B Common Stock. In connection with the Merger and as contemplated by the Merger Agreement, we also issued 166,666 shares of our common stock on a post-split basis and Merger Warrants to purchase an additional 166,666 shares of common stock on a post-split basis to Allen & Company LLC, CSI’s financial advisor. The Merger Warrants expire on the earlier of (x) October 15, 2013 (the third anniversary of the effective time of the Merger) and (y) the date that is 30 days after we give notice to the warrant holder that the market value of one share of our common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days. Accordingly, we issued (or reserved for issuance pursuant to CSI’s outstanding “in-the-money” warrants) 2,287,872 shares of our common stock and warrants to purchase an additional 666,581 shares of our common stock in connection with the Merger, in each case reflecting the elimination of fractional shares that were cashed out in accordance with the Merger Agreement. Based on the closing price of $4.90 per share of our common stock on The NASDAQ Capital Market on October 15, 2010, the last trading day before the effectiveness of the reverse stock split and the closing of the Merger, the aggregate value of our common stock issued in connection with the Merger was approximately $11,210,572.
     Immediately prior the Merger, the investors in CSI’s capital raise (described below under “—CSI Pre-Merger Capital Raise”) acquired the remaining $2.0 million principal amount of secured convertible notes, and all $4.0 million of CSI’s secured convertible notes converted into CSI’s Class B common stock, which was then exchanged for shares of our common stock at the effective time of the Merger. Immediately prior the Merger, CSI also issued additional shares of common stock (which was designated as Class A common stock) to its then non-employee Directors, which along with $0.1 million in cash, as payment in full for accrued Directors fees for periods prior to January 1, 2010.
     Prior to the Merger, CDTI also completed its Regulation S private placement, and sold units consisting of 109,020 shares of our common stock on a post-split basis and warrants to purchase 166,666 shares of our common stock on a post-split basis for approximately $1.0 million in cash before commissions and expenses. The warrants issued in our Regulation S private placement have an exercise price of $7.92 on a post-split basis ($1.32 on a pre-split basis) and expire on the earlier of (i) October 15, 2013 (the third anniversary of the effective time of the Merger) and (ii) the date that is 30 days after we give notice to the warrant holder that the market value of one share of our common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days. We also issued 32,414 shares and warrants to purchase an additional 14,863 shares, each on a post-split basis after eliminating fractional shares, as compensation for services rendered in connection with the Merger and our Regulation S offering.
     The Merger was accounted for as a reverse acquisition and, as a result, our (the legal acquirer) consolidated financial statements are now those of CSI (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of CDTI being included effective from October 15, 2010, the date of the closing of the Merger.
CSI Pre-Merger Capital Raise
     On June 2, 2010, CSI entered into agreements with a group of accredited investors providing for the sale of an aggregate $4.0 million of secured convertible notes. As provided in the agreements, $2.0 million of the secured convertible notes were issued by CSI in four equal installments ($500,000 on each of June 2, 2010, June 8, 2010,

June 28, 2010 and July 12, 2010), with the remaining $2.0 million issued on October 15, 2010 immediately prior to the Merger. The aggregate $4.0 million of secured convertible notes was converted into newly created “Class B” common stock immediately prior to the Merger such that at the effective time of the Merger, this group of accredited investors received approximately 66% of the shares of Clean Diesel common stock (but not warrants to purchase Clean Diesel common stock) issued to CSI’s stockholders in the Merger.
     One of the members of our Board of Directors, Mr. Alexander (“Hap”) Ellis, III, is a partner of RockPort Capital Partners. RockPort Capital Partners subscribed for a portion of the secured convertible notes as part of the capital raise. For a description of the specific terms of the secured convertible notes, see “—Description of Indebtedness — Secured Convertible Notes” below.
Asian Joint Venture
     In February 2008, CSI entered into an agreement with Tanaka Kikinzoku Kogyo Kabushiki Kaisha, or TKK, to form a new joint venture company, TC Catalyst Incorporated, or TCC, to manufacture and distribute catalysts in China, Japan, South Korea and other Asian countries. In December 2008, TKK and CSI agreed to modify the terms of the joint venture whereby CSI sold 40% of its ownership interest in TCC to TKK for $0.4 million, reducing its ownership share of TCC from 50% to 30%.
     In December 2009, TKK and CSI further modified the terms of the joint venture agreement, whereby CSI sold 83% of its remaining ownership of TCC to TKK for $0.1 million reducing its ownership share from 30% to 5%. CSI also agreed to sell and transfer additional specific three-way catalyst technology and intellectual property for use in the Asia-Pacific territories for $3.9 million to TKK, and TKK agreed to provide that intellectual property to TCC on a royalty-free basis. CSI recognized a gain of $3.9 million in January 2010. The promissory note from TCC with a remaining balance of JPY 250 million was retired in December 2009. In 2010, pursuant with the terms of the joint venture agreement, we loaned TCC $0.4 million to fund operations, which we recognized as an investment in the subsidiary. For additional information relating to our Asian Joint Venture, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and “Business—Sales and Marketing—Asian Joint Venture.”
Catalyst Division Restructuring
     Beginning in 2008 and continuing through 2009, CSI initiated a series of restructuring activities as a result of a strategic review of our Catalyst division. These activities included reducing workforce by approximately 55% to eliminate excess capacity, consolidating certain functions to eliminate redundancies between engineering and manufacturing, focusing its marketing and product development strategies around heavy duty diesel catalysts and existing and selected new customers in the light duty vehicle market. The overall objectives of the restructuring activities were to lower costs and position the Catalyst division to break even at lower sales and to make this division profitable. To date, these efforts have helped enhance our ability to reduce operating losses, retain and expand existing relationships with existing customers and attract new business. The benefits of this cost reduction were realized partially in the year ended December 31, 2009 and the full effect of actions taken during 2009 was realized in the year ended December 31, 2010. The Company estimates that these efforts have reduced the cost structure of this division by approximately $12 million on an annualized basis. In connection with these efforts, we incurred $2.7 million of severance and recapitalization charges in the year ended December 31, 2009. These charges primarily included charges for severance payments for headcount reduction and fees for strategic advisors.
     A reconciliation of accrued severance and related expenses are as follows (in thousands):

Accrued severance at December 31, 2008	$187
Accrued severance expense during 2009	1,429
Paid severance expense during 2009	(946)

Accrued severance at December 31, 2009	670
Accrued severance expense during 2010	261
Paid severance expense during 2010	(673)

Accrued severance at December 31, 2010	$258

     We may utilize similar measures in the future to realign our operations to further increase our operating efficiencies, which may materially affect our future operating results. Our ability to implement corresponding significant reductions in our costs by making significant additional structural changes in our operations in the future may be limited.
Factors Affecting Future Results
     The recently completed Merger (described above under “—Recent Developments—Closing of Merger”) will have an impact on our future results as we will consolidate CDTI’s results of operations for periods after the effective time of the Merger.
     The nature of our business and, in particular, our Heavy Duty Diesel Systems division, is heavily influenced by government funding of emissions control projects and increased diesel emission control regulations. Compliance with these regulatory initiatives drives demand for our products and the timing of implementation of emission reduction projects. Notably, the retrofit applications sold in the United States by the division are generally for funded one-off projects, and typical end-user customers include school districts, municipalities and other fleet operators. For example, a major project to retrofit trucks in the San Francisco area ports, was implemented in late 2009 and the first half of 2010, resulting in growth in the retrofit systems business during the first half of 2010. In addition, following the passage of the American Recovery and Reinvestment Act of 2009 (commonly referred to as the Stimulus Bill), government spending (both federal and state) increased. As such, our Heavy Duty Diesel Systems divisions had increased revenues due to this additional funding in 2010. Notably, the draft U.S. fiscal year 2012 budget proposes elimination of EPA funding under the Diesel Emissions Reduction Act (DERA). If passed in current form, it would potentially have an adverse effect on retrofit system sales in 2012 and beyond. However, funding for diesel retrofit programs in 2011 is expected to continue to accrue from funds allocated under the Stimulus Bill and other sources such as the funding under California’s Proposition 1B and from funding provided by the U.S. Department of Transportation under its Congestion Mitigation and Air Quality Improvement Program. In addition, government mandates around the world are being used increasingly to combat diesel emissions. For example, London, UK has mandated that several heavy duty diesel vehicles entering the London LEZ will be required to meet certain emission standards by January 2012. We believe that approximately 20,000 such vehicles will require a retrofit emission control device installed on the vehicle by year end 2011. In anticipation and preparation for sales in the London LEZ in 2011, we will incur supplier accreditation, product verification and other expenditures relating to sales and marketing activities before we record orders and start shipping products. While we cannot guarantee that we will be successful in gaining any particular level of sales from the various funding sources, emission programs and mandates, we expect to pursue these opportunities. The timing of these sales is uncertain and could result in fluctuations in revenue from quarter to quarter during this year and beyond.
     Because the customers of our Catalyst division are auto makers, our business is also affected by macroeconomic factors that impact the automotive industry generally, which can result in increased or decreased purchases of vehicles, and consequently demand for our products. The global economic crisis in the latter half of 2008 that continued through 2009 and 2010 had a negative effect on our customers in the automotive industry. As such demand for our products, which our auto maker customers incorporate into the vehicles they sell, decreased. In the future, if similar macroeconomic factors or other factors affect our customer base, our revenues will be similarly affected. In addition, two auto maker customers account for a significant portion of our Catalyst division revenues (see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). In the second half of 2010, one of these auto makers accelerated manufacture of a vehicle that requires a catalyst product meeting a higher regulatory standard than the product currently supplied to such auto maker by our Catalyst division. Although we had already commenced the necessary testing and approval processes for our products under the higher regulatory standard, such processes are not yet complete. In February 2011, we were informed that there will be a further delay in the completion of tests. Accordingly, we now expect lower revenues in our Catalyst division through most of 2011. Although we expect that sales of our Catalyst products to this auto maker will resume towards the end of 2011 once we have received the necessary regulatory approvals and customer qualifications, there is no guarantee that this will occur. In January 2011, we began shipment of catalyst to a new automobile manufacturer. We expect to continue shipping catalyst to this new customer during 2011. Demand from this customer has not yet been fully stabilized, as it represents catalyst for a new model of automobile. We currently anticipate that sales to this customer will partially offset the loss of sales resulting from the delayed testing described above. In addition, one of our auto maker customers is temporarily reducing production in light of the recent earthquake and resulting tsunami in Japan. Although we expect sales to this auto maker customer to return to normal levels once it is able to address the effects of the natural disaster on its operations, at this time we do not yet know what the effects of this action will be on our revenues, however we anticipate that we will begin to see some negative effects in the second quarter of 2011.
     Our strategy is to progressively utilize the products of our Catalyst division in the products of our Heavy Duty Diesel Systems division. We anticipate that following approval by the regulatory agencies sometime in the second quarter of 2011, our intercompany sales of catalysts will increase compared to historical levels. While this will not impact our reported sales, we believe that the manufacturing gross margin associated with these sales will improve the margins of our Catalyst division and hence our total gross margin.
Results of Operations
Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009
     The Merger was accounted for as a reverse acquisition and as a result, our company’s (the legal acquirer) consolidated financial statements are now those of CSI (the accounting acquirer), with the assets and liabilities and revenues and expenses of CDTI being included in our financial statements effective from October 15, 2010, the date of the closing of the Merger. As such, the amounts discussed below prior to the Merger are those of CSI and its consolidated subsidiaries with amounts of CDTI included from the date of the Merger.
Revenues
     The table below and the tables in the discussion that follow are based upon the way we analyze our business. See Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about our divisions.

	Year Ended December 31
		% of Total		% of Total
	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$31.2	64.9%	$25.9	51.3%	$5.3	20.5%
Catalyst	17.7	36.8%	25.1	49.7%	(7.4)	(29.5)%
Intercompany revenue	(0.8)	(1.7)	(0.5)	(1.0)%	(0.3)	(60.0)%

Total revenue	$48.1	100.0%	$50.5	100.0%	$(2.4)	(4.8)%

     Total revenue for the year ended December 31, 2010 decreased by $2.4 million, or 4.8%, to $48.1 million from $50.5 million for the year ended December 31, 2009.
     Revenues for our Heavy Duty Diesel Systems division for the year ended December 31, 2010 increased $5.3 million, or 20.5%, to $31.2 million from $25.9 million for the year ended December 31, 2009. The increase was due largely to an expansion of our distributor channels in the United States as well as continued benefit from funding allocated to diesel emission control under the American Recovery and Reinvestment Act of 2009 (commonly referred to as the Stimulus Bill), which provided customers an incentive to acquire our emission control products. In addition, revenues for the year ended December 31, 2009 were adversely impacted by the global economic slowdown and the California budget crisis, resulting in a favorable year-over-year comparison of the year ended December 31, 2010 compared to the same period in 2009. Revenues for the year ended December 31, 2010 include $0.4 million from CDTI’s business as a result of the Merger.
     Revenues for our Catalyst division for the year ended December 31, 2010 decreased $7.4 million, or 29.5%, to $17.7 million from $25.1 million for the year ended December 31, 2009. Sales for this division decreased year-over-year as a result of an automaker accelerating the manufacture of a vehicle that requires a catalyst product meeting a higher regulatory standard than the product currently supplied to the automaker by our Catalyst division. We expect revenues in the Catalyst division for the first quarter of 2011 to exceed the fourth quarter of 2010 due to the shipment of catalysts to a new automotive customer that commenced in January 2011. (see “—Factors Affecting Future Results” above).
     We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.
Cost of revenues
     Cost of revenues decreased by $2.4 million, or 6.2%, to $36.1 million for the year ended December 31, 2010 compared to $38.5 million for the year ended December 31, 2009. The primary reason for the decrease in costs was lower product sales volume in our Catalyst division, which was partially offset by higher product sales volume in our Heavy Duty Diesel Systems division.

Gross Profit
The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Year Ended December 31
		% of		% of
	2010	Revenue (1)	2009	Revenue (1)
	(Dollars in millions)
Heavy Duty Diesel Systems	$8.9	28.5%	$8.2	31.7%
Catalyst	3.1	17.5%	3.8	15.1%

Total gross profit	$12.0	24.9%	$12.0	23.8%

(1)	Division calculation based on division revenue. Total based on total revenue.
     Gross profit remained steady at $12.0 million for both the year ended December 31, 2010 and December 31, 2009. Gross margin increased to 24.9% for the year ended December 31, 2010 from 23.8% for the year ended December 31, 2009. The increase in gross profit in our Heavy Duty Diesel Systems division, which resulted from increased sales, was offset by a decrease in gross profit in our Catalyst division. The gross profit in our Catalyst division decreased due to lower sales, which decline was partially offset by reductions in manufacturing overhead costs as well as continued improvements in efficiency following restructuring efforts in 2008 and 2009.
     The decrease in gross margin for our Heavy Duty Diesel Systems division is a result of changes in overall product mix, reflecting a higher proportion of sales of a lower margin product, and higher proportion of sales through a distributor who has a preferred purchasing arrangement. Under this purchase arrangement, in exchange for higher volumes, the distributor receives a lower sales price, which results in lower profit to us. We also experienced increases in platinum group metal prices during 2010, leading to lower margins. We anticipate that the gross margin in this business will remain at or around current levels until we are able to offset the platinum group metal price increases in 2011 and until we start selling higher margin products in the London LEZ. (see “—Factors Affecting Future Results” above).
     The increase in gross margin for our Catalyst division is a result of the restructuring actions taken within the Catalyst division. We expect continued benefit in the future from the restructuring, however, we expect to have downward pressure on margins until the restart of the production for one auto manufacturer and until we increase the shipment of products of our Catalyst division to our Heavy Duty Diesel Systems division. (see “—Factors Affecting Future Results” above).
Operating Expenses
     The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Year Ended December 31
		% of		% of
		Total		Total		%
	2010	Revenue	2009	Revenue	$ Change	Change
	(Dollars in millions)
Selling, general and administrative	$11.9	24.8%	$12.4	24.5%	$(0.5)	(4.0)%
Research and development	4.4	9.1%	7.3	14.5%	(2.9)	(39.7)%
Recapitalization expenses	3.2	6.7%	1.3	2.6%	1.9	146.2%
Gain on sale of intellectual property	(3.9)	(8.1)%	(2.5)	(5.0)%	(1.4)	56.0%
Severance expense	0.3	0.6%	1.4	2.8%	(1.1)	(78.6)%

Total operating expenses	$15.9	33.1%	$19.9	39.4%	$(4.0)	(20.1)%

     In prior periods we presented “Selling and marketing” expenses and “General and administrative” expenses separately on our statement of operations. Beginning in the year ended December 31, 2010, we now combine these categories of expenses into “Selling, general and administrative expenses” because there is considerable overlap between management functions pertaining to sales and marketing and general administrative duties, and as such, estimating allocation of expenses associated with these overlapping functions is not meaningful. Prior periods have been reclassified to reflect this change in presentation.
     For the year ended December 31, 2010, operating expenses decreased by $4.0 million, or 20.1%, to $15.9 million from $19.9 million for the year ended December 31, 2009. A significant reason for the decrease in operating expenses was the recognition of a $3.9 million gain in the year ended December 31, 2010 compared to a $2.5 million gain in the year ended December 31, 2009, which arose from the sale of specific three-way catalyst technology and intellectual property to TKK, our Asian joint venture partner (as described above under “—Recent Developments-Asian Joint Venture), and to a lesser extent, continued improvements in expense management as a result of the cost reduction efforts implemented as part of the Catalyst division restructuring. Included in operating expenses for the year ended December 31, 2010 were $0.8 million related to CDTI’s business as a result of the Merger.
Selling, general and administrative expenses
     For the year ended December 31, 2010, selling, general and administrative expenses decreased by $0.5 million, or 4.0%, to $11.9 million from $12.4 million for the year ended December 31, 2009. The reduction is primarily due to the cost reduction efforts implemented in 2008 and 2009 as part of the Catalyst division restructuring. This was partially offset by selling, general and administrative expenses of $0.8 million related to CDTI’s business as a result of the Merger. Selling, general and administrative expenses as a percentage of revenues increased to 24.8% in the year ended December 31, 2010 compared to 24.5% in the year ended December 30, 2009. Selling, general and administrative expenses are expected to increase in 2011 due to the expenditures being incurred in preparation for sales in the London LEZ (see “—Factors Affecting Future Results” above). We anticipate that these expense increases will be partially offset by a decrease in expenses occurring from the efficiencies realized from the Merger.
Research and development expenses
     For the year ended December 31, 2010, research and development expenses decreased by $2.9 million, or 39.7%, to $4.4 million from $7.3 million for the year ended December 31, 2009. The decrease in research and development expenses was primarily attributable to the cost reduction efforts implemented in 2008 and 2009 as part of the Catalyst division restructuring. Research and development expenses in the year ended December 31, 2010 include $0.2 million related to CDTI’s business as a result of the Merger. As a percentage of revenues, research and development expenses were 9.1% in the year ended December 31, 2010, compared to 14.5% in the year ended December 31, 2009. We expect the research and development expense, as a percent of anticipated revenue, to continue to be similar to the year ended December 31, 2010. Research and development expenses are expected to increase in 2011 due to the product verification expenditures being incurred in preparation for sales in the London LEZ as well as planned sales of products of our Catalyst division to our Heavy Duty Diesel Systems division (see “—Factors Affecting Future Results” above).
Recapitalization expenses
     For the year ended December 31, 2010, recapitalization expenses increased $1.9 million, or 146.2%, to $3.2 million from $1.3 million for the year ended December 31, 2009. In 2010, these expenses represent legal and professional fees paid directly related to the Merger. In 2009, these expenses include fees for strategic advisors in connection with the restructuring of our Catalyst division as well as fees for advisors hired to assist us in our strategic review and efforts to recapitalize our company.
Severance expense
     During the year ended December 31, 2010, we incurred $0.3 million of severance charges. During the year ended December 31, 2009, we incurred $1.4 million of severance expense primarily for headcount reduction in the Catalyst division (described above under “—Recent Developments — Catalyst Division Restructuring”).

Other expense, net

	Year Ended December 31
		% of		% of
		Total		Total
	2010	Revenue	2009	Revenue
	(Dollars in millions)
Interest expense	$(3.6)	(7.5)%	$(2.3)	(4.5)%
(Loss) gain on change in fair value of derivative financial instruments	(1.2)	(2.5)%	0.2	0.4%
Foreign currency exchange losses	(0.9)	(1.8)%	(1.0)	(2.1)%
Gain on release of Delphi reserve	—	0.0%	0.4	0.9%
All other, net	0.2	0.4%	0.1	0.2%

Total other expense, net	$(5.5)	(11.4)%	$(2.6)	(5.1)%

     For the year ended December 31, 2010, we incurred interest expense of $3.6 million compared to $2.3 million in the year ended December 31, 2009. This increase is due to $3.1 million of non-cash interest expense on the secured convertible notes issued by CSI in June 2010, which was offset by reductions in our other outstanding indebtedness during the year ended December 31, 2010 as compared to the year ended December 31, 2009. The secured convertible notes were converted to equity immediately prior to the Merger and are no longer outstanding. For additional information on the secured convertible notes, see “—Recent Developments—CSI’s Pre-Merger Capital Raise” above, “Description of Indebtedness-Secured Convertible Notes” below and Note 10 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K. In addition, the year ended December 31, 2009 included $0.3 million in acceleration of deferred financing expense due to the violation of covenants under our borrowing agreements with Fifth Third Bank and Cycad Group, LLC. For additional information relating to these credit facilities, see Note 10 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K.
     For the year ended December 31, 2010, there was $1.1 million in expense related to the change in fair value of derivative financial instruments, including $0.8 million related to liability classified common stock warrants issued in connection with the Merger and $0.3 million related to derivatives instruments issued in connection with the secured convertible notes. For the year ended December 31, 2009, there was $0.2 million in income related to the change in fair value of liability classified warrants, which were reclassified to equity at the time of the Merger. The year ended December 31, 2009 also includes a net loss of $0.2 million related to our Asian joint venture and a $0.4 million gain related to the release of a reserve when Delphi exited bankruptcy.
Income taxes
     For the year ended December 31, 2010, we had income tax expense from continuing operations of $0.01 million compared to an income tax benefit of $1.0 million for the year ended December 31, 2009. The primary reason for the increase is the improved profitability of our Heavy Duty Diesel Systems division’s international operations. We have no significant tax expense in our U.S.-based operations
Net loss
     For the foregoing reasons, we had a net loss of $8.4 million for the year ended December 31, 2010 compared to a net loss of $8.0 million for the year ended December 31, 2009. Excluding net income from discontinued operations, we had a net loss from continuing operations of $9.3 million for the year ended December 31, 2010 compared to a net loss from continuing operations of $9.5 million for the year ended December 31, 2009. We continue to have legal and other expenses related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 17 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K.

Liquidity and Capital Resources
     The revenue that we generate is not sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses and negative cash flows from operations since inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales. Such sources of liquidity, however, have not been sufficient to provide us with financing necessary to sufficiently capitalize our operations, and consequently, our working capital is severely limited.
     As of December 31, 2010, we had an accumulated deficit of approximately $157.7 million. As of December 31, 2009, we had an accumulated deficit of approximately $149.3 million and a working capital deficit of $4.4 million. We had $5.0 million in cash and cash equivalents at December 31, 2010 compared to $2.3 million in cash and cash equivalents at December 31, 2009, and total current liabilities of $14.8 million at December 31, 2010 compared to $22.9 million at December 31, 2009.
     In light of the liquidity situation, in the first quarter of 2009, CSI retained Allen & Company LLC to act as a financial advisor to CSI in exploring alternatives to recapitalize CSI. During 2009, CSI took several actions to improve its liquidity. These actions included: (i) reduction cash used in operations through cost reductions and improved working capital management, in particular as part of the restructuring of its Catalyst division (see “— Recent Developments — Catalyst Division Restructuring” above), but also due to implementing policies restricting travel, improving inventory management, and overall reductions in spending; (ii) improved operating efficiencies in light of installation of a new ERP system in 2008 (which lowered capital expenditures in 2009); (iii) capital expenditures have been reduced to necessary maintenance and targeted investments to improve processes or products; (iv) additional asset sales, including the sale of the assets of Applied Utility Systems and sale of intellectual property; (v) repayment of debt, including pay off of Cycad Group, LLC, and (vi) entering into forbearance agreements with Fifth Third Bank to temporarily suspend its rights under the credit facility for a period of time (see “—Description of Indebtedness — Fifth Third Bank” below). Notwithstanding the foregoing actions, CSI’s access to working capital continued to be limited and its debt service obligations and projected operating costs for 2010 exceeded its cash balance at December 31, 2009.
     In the first half of 2010, CSI continued to work on its efforts to recapitalize its business and in May 2010, entered into the Merger Agreement and in June 2010 undertook the $4.0 million capital raise described above under “—Recent Developments — CSI’s Pre-Merger Capital Raise,” and continued to seek forbearance from its lender Fifth Third Bank. Also, on October 15, 2010, CSI and CDTI completed the Merger. The Merger was initially anticipated to provide sufficient cash to the combined company, however, unforeseen delays in completing the Merger led to significantly higher transactional costs for both CDTI and CSI. In addition, the anticipated reduction in Catalyst sales discussed above, has resulted in lower anticipated cash inflows. Thus, our post-Merger company has less cash than we need to incur sales, marketing and product verification expenditures in advance of realizing sales in the London LEZ and expenditures needed to complete verification of certain products of our Catalyst division for use in the products of our Heavy Duty Diesel Systems division. Although in February 2011 we entered into the FGI financing facility and repaid Fifth Third Bank, our access to working capital continues to be limited and our debt service obligations and projected operating costs for 2011 exceed our cash balance at December 31, 2010. As a result of the preceding factors, our auditors’ report for fiscal 2010 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
     Although we are working diligently to secure additional sources of debt and/or equity financing, at this time no assurances can be provided that we will have sufficient cash and credit to sustain operations or that we will be successful in obtaining additional funding.
     The following table summarizes our cash flows for the years ended December 31, 2010 and 2009.

	Year Ended December 31
	2010	2009	$ Change	% Change
	(Dollars in millions)
Cash provided by (used in):
Operating activities	$(4.3)	$(7.4)	$3.1	(41.9)%
Investing activities	$5.1	$13.4	$(8.3)	(61.9)%
Financing activities	$2.0	$(10.5)	$12.5	(119.0)%

Cash provided by (used in) operating activities
     Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that it sells, personnel related expenditures, facilities costs and payments for general operating matters.
     Cash used in operating activities in the year ended December 31, 2010 was $4.3 million, a decrease of $3.1 million from year ended December 31, 2009, when our operating activities used $7.4 million of cash. This improvement was partially due to a $2.4 million decrease in net loss from continuing operations in the year ended December 31, 2010 as compared to the year ended December 31, 2009, after giving consideration to non-cash operating items, including depreciation and amortization, stock-based compensation, amortization of deferred financing costs, deferred income taxes, gain on sale of intellectual property, among others for both periods and non-cash interest and other expenses related to the secured convertible notes in 2010 and a gain on sale of unconsolidated subsidiary in 2009. The decrease in net loss from continuing operations was due to lower operating expenses in the year ended December 31, 2010 as compared to the year ended December 31, 2009, as discussed above. The change in net operating assets and liabilities was $3.9 million in the year ended December 31, 2010 as compared to $2.4 million in the year ended December 31, 2009. There was a $6.0 million decrease in cash used related to the change in accounts receivable due to lower revenues in the last two months of 2010 as compared to the same period of 2009. There was a decrease in revenues in the last two months of 2010 as compared to 2009 at our Heavy Duty Diesel Systems division of $2.8 million, which had a significant project in process at the end of 2009. There was also a decrease of $1.9 million at our Catalyst division, which had no sales in the last two months of 2010 to a customer that discontinued purchases of our product pending verification of our products for newer emission standards. This was partially offset by increases in cash used related to the change in inventories and accounts payable resulting from our overall reduced sales levels at the end of 2010 as compared to 2009 as well as an increase in cash used related to the change in income taxes payable.
Cash provided by investing activities
     Our cash flows from investing activities primarily relate to asset sales and acquisitions, our investment in the Asian joint venture as well as capital expenditures and other assets to support our growth plans.
     Net cash generated by investing activities was $5.1 million in the year ended December 31, 2010; a decrease of $8.3 million as compared to the $13.4 million generated by investing activities in the year ended December 31, 2009. The year ended December 31, 2010 includes net cash acquired of $3.9 million related to the Merger with CDTI and $2.0 million received from the sale of intellectual property to TKK partially offset by an additional investment of $0.4 million made in the Asian joint venture as compared to the year ended December 31, 2009 which included $8.6 million of proceeds from the sale of the assets of Applied Utility Systems and $5.4 million of proceeds from the sale of intellectual property and a share in the Asian joint venture to our joint venture partner TKK.
Cash provided by financing activities
     Since inception, we have financed our net operating cash usage through a combination of financing activities such as issuance of equity or debt and investing activities such as sale of intellectual property or other assets. Changes in our cash flows from financing activities primarily relate to borrowings and payments under debt obligations.
     Net cash provided by financing activities was $2.0 million in the year ended December 31, 2010; a $12.5 million increase as compared to net cash used in financing activities of $10.5 million in the year ended December 31, 2009. Cash provided by financing in the year ended December 31, 2010 includes $4.0 million in proceeds from the issuance of the secured convertible notes, $1.5 million in proceeds from the shareholder loan and proceeds of $1.4 million received related to the exercise of warrants, partially offset by a $1.5 million payment pursuant to the October 20, 2010 settlement agreement, a net decrease of $3.0 million under the line of credit with Fifth Third Bank and the payment of $0.3 million in debt issuance costs. During the year ended December 31, 2009, we reduced secured debt by $9.7 million including $6.8 million in fixed term loans and reduced borrowing under a line of credit of $2.9 million.
Description of Indebtedness
     Our outstanding borrowing at December 31, 2010 and December 31, 2009 are summarized as follows:

	December 31,
	2010	2009
	(Dollars in millions)
Line of credit	$2.4	$5.1
Loan from shareholder	1.4	—
Consideration payable	—	3.0
Capital lease obligations	0.1	0.1

Total borrowings	$3.9	$8.2

Subsequent to year end, we have repaid in full the line of credit with Fifth Third Bank and entered into a new financing facility with Faunus Group International, Inc., or FGI.
FGI Financing Facility
     On February 14, 2011, we and certain of our subsidiaries entered into separate Sale and Security Agreements with FGI to provide for a $7.5 million secured demand facility backed by our receivables and inventory. We refer to this receivables/inventory borrowing as the FGI facility. The FGI facility has an initial two-year term and may be extended at our option for additional one-year terms. In addition to our company, the following subsidiaries entered into Sale and Security Agreements with FGI: CSI, Engine Control Systems Limited, Engine Control Systems Ltd. and Clean Diesel International, LLC (the “Credit Subsidiaries”). We and the Credit Subsidiaries also entered into guarantees to guarantee the performance of the others of their obligations under the Sale and Security Agreements. We also granted FGI a first lien collateral interest in substantially all of our assets. On February 16, 2011, approximately $2.1 million of proceeds from advances under this facility were used to pay in full the balance of our obligations under the Second Amended and Restated Loan Agreement dated as of June 27, 2008 with Fifth Third Bank.
     Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow up to $1 million against eligible inventory subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. The interest rate on advances or borrowings under the FGI facility will be the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate.” Any advances or borrowings under the FGI facility are due on demand. We also agreed to pay FGI collateral management fees of: 0.44% per month on the face amount of eligible receivables as to which advances have been made and 0.55% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI facility are less than $2.4 million, we agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which our advances or borrowings are less than the agreed $2.4 million minimum.
     We paid FGI a one time facility fee of $75,000 upon entry into the FGI facility, and agreed that we will pay a $150,000 termination fee if we terminate within the first 360 days ($76,000 if we terminate in second 360 days). FGI may terminate the facility at any time.
     For further information regarding our credit agreement with FGI see Note 21 to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K.
Loan from Kanis S.A.
     On December 30, 2010, we executed a Loan Commitment Letter with Kanis S.A., a shareholder of our company, pursuant to which Kanis S.A. loaned us $1.5 million. The unsecured loan bears interest on the unpaid principal at a rate of six percent (6%) per annum, with interest only payable quarterly on each March 31, June 30, September 30 and December 31, commencing March 31, 2011 and matures on June 30, 2013. In addition to principal and accrued interest, we are obligated to pay Kanis S.A. at maturity a “Payment Premium” ranging from $100,000 to $200,000 based proportionally on the number of days that the loan remains outstanding. There is no prepayment penalty.

     In connection with the loan, we issued Kanis S.A. warrants to acquire 25,000 shares of our common stock at $10.40 per share. These warrants are exercisable on or after June 30, 2013 and expire on the earlier of (x) June 30, 2016 and (y) the date that is 30 days after we give notice to the warrant holder that the market value of one share of our common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days, which 10 consecutive days commence on or after June 30, 2013. We have recorded the relative estimated fair value of these warrants as a discount from the loan amount and are amortizing the discount using the effective interest method over the term of the loan.
     For further information regarding this shareholder loan see Note 10 to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K.
Consideration Payable and Settlement Obligation
     At December 31, 2009, we had $3.0 million of consideration due to the seller as part of the Applied Utility Systems acquisition. The consideration was originally due August 28, 2009 and accrued interest at 5.36%. On October 20, 2010, we entered into a comprehensive agreement with the seller to end all outstanding litigation and arbitration claims and other disputes between the parties relating to the agreements entered into in connection with its purchase of Applied Utility Systems assets in August 2006 (the “Settlement Agreement”). As contemplated by the Settlement Agreement, on October 22, 2010, we paid $1.5 million to the seller as consideration for the settlement. We also agreed to pay up to an additional $2.0 million to the seller in eight equal installments through the period ending September 30, 2012. On January 4, 2011, using proceeds of the shareholder loan referred to above and cash on hand, we paid the seller $1.6 million as satisfaction in full of our obligation. This $1.6 million is a settlement obligation and has therefore been reclassified out of debt into current liabilities at December 31, 2010.
Fifth Third Bank
     In December 2007, CSI and its subsidiaries, including Engine Control Systems, entered into borrowing agreements with Fifth Third Bank as part of the cash consideration paid for CSI’s December 2007 purchase of Engine Control Systems. The borrowing agreements initially provided for three facilities including a revolving line of credit and two term loans. The line of credit was a two-year revolving term operating loan up to a maximum principal amount of $8.2 million (Canadian $10 million), with availability based upon eligible accounts receivable and inventory. The other facilities included a five-year non-revolving term loan of up to $2.5 million, which was paid off during 2008, and a non-revolving term loan of $3.5 million which was paid off in October 2009.
     On March 31, 2009, CSI failed to achieve two of the covenants under its Fifth Third Bank credit facility. These covenants related to the annualized EBITDA and the funded debt to EBITDA ratio for its Engine Control Systems subsidiary. Beginning in March 31, 2009 and through repayment in full, Fifth Third Bank extended forbearance of the default, while converting the facility into a demand facility, reducing the size of the facility and increase the rate for borrowings. At December 31, 2010, the credit limit under the facility was Canadian $6.0 million and the interest rate was U.S./Canadian Prime Rate plus 3.00%. The entire debt due to Fifth Third Bank was repaid with the completion of the financing facility with FGI on February 16, 2011.
      For more information relating to the Fifth Third credit facility, see Note 10 to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K.
Secured convertible notes
     In June 2010, pursuant to the terms of its capital raise (discussed above under “—Recent Developments — CSI’s Pre-Merger Capital Raise”), CSI agreed to issue up to $4 million of secured convertible notes. The secured convertible notes, as amended, bore interest at a rate of 8% per annum, provided for a maturity date of August 2, 2010, and were secured by a subordinated lien on CSI’s assets, but were subordinated to Fifth Third Bank. As provided in the agreements, $2.0 million of the secured convertible notes were issued by CSI in four equal installments ($500,000 on each of June 2, 2010, June 8, 2010, June 28, 2010 and July 12, 2010), with the remaining $2.0 million issued on October 15, 2010 immediately prior to the Merger. The aggregate $4.0 million of secured convertible notes was converted into newly created “Class B” common stock immediately prior to the Merger such that at the effective time of the Merger, this group of accredited investors received approximately 66% of the shares of our common stock (but not warrants to purchase our common stock) issued to CSI’s stockholders in the Merger. Accordingly, there are no longer any secured convertible notes issued and outstanding.
     The secured convertible notes contained two embedded financial instruments that required separate accounting at fair value: the premium redemption feature (the penalty premium under default) and the contingent equity forward (the $2.0 million the noteholders committed to fund immediately prior to the Merger). The accounting for these is discussed in Note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
     We recorded the initial value of the embedded financial instruments as a discount to the face value of the secured convertible notes and amortized it using the effective interest method through the original maturity date of the secured convertible notes, which was August 2, 2010. We then re-measured the embedded financial instruments at fair value at the end of each reporting period with recorded changes in fair value in other income

(expense). Upon issuance of the remaining $2.0 million of secured convertible notes and conversion of all $4.0 million of secured convertible notes into Class B common stock on October 15, 2010, the remaining liability for the premium redemption feature of $0.4 million was reversed to other income and the liability for the contingent equity forward of $1.7 million was recognized as an increase in additional paid in capital.
     The secured convertible notes included a beneficial conversion feature that was contingent on the approval by CSI’s shareholders of certain amendments to CSI’s Articles of Incorporation, which were approved on October 12, 2010. Accordingly, the beneficial conversion feature was recorded as additional non-cash interest expense of $1.3 million in the three months ended December 31, 2010.
Capital Expenditures
     As of December 31, 2010, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.
Off-Balance Sheet Arrangements
     As of December 31, 2010 and 2009, we had no off-balance sheet arrangements.
Commitments and Contingencies
     As of December 31, 2010 and 2009, other than office leases and employment agreements with key executive officers, we had no material commitments other than the liabilities reflected in our consolidated financial statements included elsewhere in the Annual Report on Form 10-K.
Related-Party Transactions
     RockPort Capital Partners subscribed for a portion of the secured convertible notes as part of CSI’s capital raise. One of the members of our Board of Directors (and former member of CSI’s Board of Directors), Mr. Alexander (“Hap”) Ellis, III, is a partner of RockPort Capital Partners. Following the Merger, RockPort Capital Partners is a significant shareholder of our company.
     As part of its $4.0 million pre-Merger capital raise, CSI agreed to pay the accrued director fees as of December 31, 2009, which amounted to $0.4 million, in a combination of common stock and $0.1 million of cash. These fees were paid on October 15, 2010 immediately prior to the Merger.
     In June 2008, CSI put in place a debt facility with Cycad Group, LLC (a significant shareholder of our Company) that would allow a one-time draw down of up to $3.3 million. To avoid any conflict of interest, Mr. K. Leonard Judson, officer of Cycad Group, LLC (and former member of CSI’s Board of Directors), recused himself from all Board of Directors discussions and voting pertaining to the debt facility. Mr. Judson resigned from CSI’s Board of Directors in January 2009. The debt facility was repaid in full on October 1, 2009.
     Effective January 27, 2010, CDTI engaged David F. Merrion, a Director of CDTI at such time, to act as an expert witness in an administrative proceeding related to a patent application with respect to diesel engine technology. For these services, which commenced February 1, 2010 and were completed on March 16, 2010, CDTI paid Mr. Merrion approximately $20,000, at the rate of $300 per hour or a daily maximum of $3,000 per day. Mr. Merrion resigned from CDTI’s Board of Directors on the closing date of the Merger as contemplated by the Merger Agreement.
     Innovator Capital Limited, a financial services company based in London, England provided financial advice to CDTI from time and time. Mr. Mungo Park, one of our Directors (and Chairman of CDTI’s Board prior to the Merger) is a principal and chairman of Innovator.
     On November 20, 2009, CDTI entered into an engagement letter with Innovator to provide financing and merger and acquisition services. The engagement letter had an initial three month term during which Innovator would (i) act for CDTI in arranging a private placement financing of $3.0 million to $4.0 million from the sale of CDTI’s common stock and warrants and (ii) assist CDTI in merger and acquisition activities. Effective February 20, 2010 by way of a letter agreement dated April 21, 2010, CDTI extended the term of the engagement letter to June 30, 2010 and revised the minimum and maximum range of private placement financing to $1.0 million to $1.5 million.
     As provided in the engagement letter, CDTI agreed to pay Innovator (i) a placing commission of 5% of all monies received by CDTI and (ii) financing warrants to acquire shares of CDTI common stock equal in value to 15% of the total gross proceeds received by CDTI in the financing, such financing warrants to be exercisable at a price equal to a 10% premium to the price per share of common stock in the financing. Issuance of the financing warrants was contingent on CDTI’s stockholders authorizing additional common stock. For its merger and acquisition services, CDTI agreed to pay Innovator monthly retainer fees of $10,000 and success fees as a percentage of transaction value of 5% on the first $10.0 million, 4% on the next $3.0 million, 3% on the next $2.0 million, and 2% on amounts above $15.0 million in connection with possible merger and acquisition transactions. The success fees would be payable in cash or shares or a combination of cash or shares as determined by CDTI’s Board.

     On May 13, 2010, CDTI entered into a letter agreement with Innovator to clarify CDTI’s fee arrangements in the context of CDTI’s Regulation S private placement and the Merger. On August 23, 2010, CDTI entered into an additional letter agreement with Innovator to (i) extend the term of Innovator’s engagement until the close of business on September 30, 2010 and (ii) further clarify CDTI’s fee arrangements with Innovator in the context of the Merger. Pursuant to the August 23, 2010 letter agreement, CDTI agreed to pay Innovator for services rendered in connection with the Merger as, if and when completed: (i) $500,000 in cash less monthly retainer fees paid to Innovator and (ii) 32,414 shares of common stock (on a post-split basis). Accordingly, in connection with the closing of the Merger, CDTI paid Innovator a fee of approximately $761,000 comprised of $500,000 in cash (inclusive of monthly retainers) and 32,414 shares of common stock. In addition, CDTI paid Innovator a fee of $50,000 in cash and 15% of the gross proceeds of CDTI’s Regulation S private placement through the issuance of 14,863 warrants to purchase common stock. These warrants have an exercise price of $10.09 and expire on the earlier of (i) October 15, 2013 (the third anniversary of the effective time of the Merger) and (ii) the date that is 30 days after we give notice that the market value of one share of our common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days.
     Derek Gray, a member of our Board of Directors, subscribed for units as part of CDTI’s Regulation S private placement, which CDTI completed on October 15, 2010 immediately prior to the Merger. Accordingly, on October 15, 2010, CDTI sold Mr. Gray units consisting of 8,823 shares of our common stock and warrants to purchase 13,333 shares of our common stock for approximately $13,333 in cash. The warrants issued to Mr. Gray in CDTI’s Regulation S private placement have an exercise price of $7.92 on a post-split basis and expire on the earlier of (i) October 15, 2013 (the third anniversary of the effective time of the Merger) and (ii) the date that is 30 days after we give notice to the warrant holder that the market value of one share of our common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days.
ITEM 7A. QUANTITATIVE AN QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not applicable.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
     See “Index to Financial Statements,” located on page F-1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
     In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Due to the timing of the disclosures regarding the departure of our former Director and Chief Executive Officer and inquiries from the Securities and Exchange Commission regarding the same, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     In order to remedy our ineffective disclosure controls and procedures, since the Merger, we implemented new processes and procedures to clarify internal reporting channels and hired financial reporting and Sarbanes-Oxley specialists to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the consolidated financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.
Management’s Annual Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, or GAAP. A company’s internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
     Based on this assessment, management determined that, as of December 31, 2010, we maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2010.
Auditor’s Attestation
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION
     None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information required by this item regarding our directors and executive officers will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Clean Diesel Technologies,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board,” “Audit Committee” and “Audit Committee Financial Experts” in our proxy statement related to the 2011 annual meeting of stockholders and is incorporated by reference. Information regarding our directors is available on our Internet site under “Investor Relations” as follows: http://www.cdti.com.
     We have adopted a Code of Ethics and Business Conduct that applies to all employees, officers and directors, including the Chief Executive Officer and Chief Financial Officer. A copy of the code is available free of charge on written or telephone request to the Chief Financial Officer at 4567 Telephone Road, Suite 206, Ventura, California 93003 or +1 805 639 9458. The Code may also be viewed on our website under “Investor Relations” as follows: http://www.cdti.com.

Item 11.	EXECUTIVE COMPENSATION
     Information required by this item will be set forth under the caption “Executive Compensation,” “Directors’ Compensation,” and “Compensation and Nominating Committee Interlocks and Insider Participation” in the proxy statement related to the 2011 annual meeting of stockholders and is incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information required by this item will be set forth under the caption “Principal Stockholders and Stock Ownership of Management” and “Equity Compensation Plan Information” in the proxy statement related to the 2011 annual meeting of stockholders and is incorporated by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information required by this item will be set forth under the captions “Compensation and Nominating Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Director Independence” in the proxy statement related to the 2011 annual meeting of stockholders and is incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information required by this item will be set forth under the caption “Audit Fees” in the proxy statement related to the 2011 annual meeting of stockholders and is incorporated by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Exhibits and Financial Statement Schedules:
(1)	Financial Statements

See “Index to Financial Statements” located on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

Not applicable

(3)	Exhibits

See the exhibit index included herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.

March 31, 2011	By:	/s/ Charles F. Call

Date		Charles F. Call
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the date indicated have duly signed this report below.

/s/ Charles F. Call	Chief Executive Officer and Director
Charles F. Call	(principal executive officer)

/s/ Nikhil A. Mehta	Chief Financial Officer
Nikhil A. Mehta	(principal financial and accounting officer)

/s/ Bernard H. (“Bud”) Cherry	Director
Bernard H. (“Bud”) Cherry

/s/ Alexander (“Hap”) Ellis III	Chairman
Alexander (“Hap”) Ellis III

/s/ Charles R. Engles, Ph.D.	Director
Charles R. Engles, Ph.D.

/s/ Derek R. Gray	Director
Derek R. Gray

/s/ Mungo Park	Director
Mungo Park

/s/ Timothy Rogers	Senior Corporate Vice President, Product Development and Director
Timothy Rogers
Dated: March 31, 2011

Clean Diesel Technologies, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Clean Diesel Technologies, Inc.:
     We have audited the accompanying consolidated balance sheets of Clean Diesel Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1c to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1c. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP
Los Angeles, California
March 31, 2011

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,007	$2,336
Accounts receivable, less allowance for doubtful accounts of $280 and $313 at December 31, 2010 and 2009, respectively	5,456	8,066
Inventories	5,364	6,184
Prepaid expenses and other current assets	1,818	2,010

Total current assets	17,645	18,596
Property and equipment, net	2,884	2,897
Intangible assets, net	7,294	4,445
Goodwill	4,579	4,223
Other assets	246	82

Total assets	$32,648	$30,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,431	$5,147
Current portion of long-term debt	—	3,000
Settlement obligation	1,575	—
Accounts payable	4,588	4,967
Warrant liability	1,238	2
Accrued expenses and other current liabilities	4,466	8,752
Income taxes payable	455	1,081

Total current liabilities	14,753	22,949
Long-term debt, excluding current portion	1,456	75
Deferred tax liability	1,096	1,336

Total liabilities	17,305	24,360

Commitments and contingencies (Note 19)

Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 12,000,000; issued and outstanding 3,959,208 and 550,189 shares at December 31, 2010 and 2009, respectively	40	6
Additional paid-in capital	173,262	156,110
Accumulated other comprehensive loss	(239)	(889)
Accumulated deficit	(157,720)	(149,344)

Total stockholders’ equity	15,343	5,883

Total liabilities and stockholders’ equity	$32,648	$30,243

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended
	December 31,
	2010	2009
Revenues	$48,117	$50,514
Cost of revenues	36,082	38,547

Gross margin	12,035	11,967

Operating expenses:
Selling, general and administrative	11,923	12,480
Research and development	4,373	7,257
Severance expense	261	1,429
Recapitalization expense	3,247	1,258
Gain on sale of intellectual property	(3,900)	(2,500)

Total operating expenses	15,904	19,924

Loss from operations	(3,869)	(7,957)

Other income (expense):
Interest income	4	18
Interest expense	(3,646)	(2,304)
Other expense, net	(1,821)	(291)

Total other expense	(5,463)	(2,577)

Loss from continuing operations before income taxes	(9,332)	(10,534)
Income tax expense (benefit) from continuing operations	12	(1,036)

Net loss from continuing operations	(9,344)	(9,498)

Discontinued operations:
Income from operations of discontinued Energy Systems division (including gain on disposal of $3.7 million in 2009)	1,494	2,554
Income tax expense from discontinued operations	526	1,032

Net income from discontinued operations	968	1,522

Net loss	$(8,376)	$(7,976)

Basic and diluted loss per share:
Net loss from continuing operations per share	$(7.55)	$(17.27)
Net income from discontinued operations per share	0.78	2.77

Net loss per share	$(6.77)	$(14.50)

Weighted-average number of common shares outstanding:
Basic and diluted	1,238	550

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income /(Loss)	Deficit	Equity
Balance at December 31, 2008	550	$6	$157,913	$(2,867)	$(143,639)	$11,413
Cumulative effect of change in accounting for warrants	—	—	(2,494)	—	2,271	(223)
Stock based compensation	—	—	691	—	—	691
Comprehensive loss:
Net loss	—	—	—	—	(7,976)	(7,976)
Unrealized gain on foreign currency translation	—	—	—	1,978	—	1,978

Comprehensive loss						(5,998)

Balance at December 31, 2009	550	6	156,110	(889)	(149,344)	5,883
Conversion of secured convertible notes	1,510	15	5,681			5,696
Beneficial conversion on secured convertible notes	—	—	1,342	—	—	1,342
Shares exchanged in reverse acquisition of CDTI	1,512	15	7,557	—	—	7,572
Issuance of shares and warrants in lieu of fees	217	2	1,257	—	—	1,259
Issuance of liability classified warrants	—	—	(426)	—	—	(426)
Issuance of warrants with shareholder note	—	—	90	—	—	90
Stock based compensation	—	—	275	—	—	275
Exercise of stock warrants	174	2	1,376	—	—	1,378
Restricted stock awards forfeited	(4)	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	(8,376)	(8,376)
Unrealized gain on foreign currency translation	—	—	—	650	—	650

Comprehensive loss						(7,726)

Balance at December 31, 2010	3,959	$40	$173,262	$(239)	$(157,720)	$15,343

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,376)	$(7,976)
Income from discontinued operations	(968)	(1,522)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,356	1,394
(Recovery of) provision for doubtful accounts	(37)	11
Compensation expense for options	275	691
Change in fair value of financial instruments	337	—
Beneficial conversion on convertible notes	1,342	—
Amortization of debt discount on convertible notes	1,359	—
Amortization of deferred financing	272	686
Loss on foreign currency transactions	530	655
Change in fair value of liability-classified warrants	810	(221)
Loss on unconsolidated affiliate	19	1,271
Gain on sale of interest in unconsolidated affiliate	—	(1,165)
Deferred income taxes	(686)	(1,347)
Loss on disposal of property and equipment	60	60
Gain on sale of intellectual property	(3,900)	(2,500)
Changes in operating assets and liabilities:
Accounts receivable	3,008	(3,041)
Inventories	1,841	3,184
Prepaid expenses and other assets	820	1,036
Accounts payable	(788)	1,662
Income taxes payable	(768)	377
Accrued expenses and other current liabilities	(181)	(820)

Cash used in operating activities of continuing operations	(3,675)	(7,565)
Cash (used in) provided by operating activities of discontinued operations	(589)	195

Net cash used in operating activities	(4,264)	(7,370)

Cash flows from investing activities:
Cash acquired in merger with Clean Diesel Technologies, Inc.	3,916	—
Investment in unconsolidated affiliate	(413)	—
Purchases of property and equipment	(422)	(629)
Proceeds from sale of interest in unconsolidated affiliate	—	108
Proceeds from sale of intellectual property	2,000	5,400
Proceeds from sale of discontinued Energy Systems division	—	8,550

Net cash provided by investing activities	5,081	13,429

CLEAN DIESEL TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from financing activities:

Borrowings under line of credit	1,057	1,721
Repayment of line of credit	(4,140)	(5,424)
Proceeds from issuance of debt	5,500	30
Proceeds from exercise of warrants	1,378	—
Repayment of long-term debt	(1,530)	(6,800)
Payments for debt issuance costs	(272)	(14)

Net cash provided by (used in) financing activities	1,993	(10,487)

Effect of exchange rate changes on cash	(139)	38

Net change in cash and cash equivalents	2,671	(4,390)
Cash and cash equivalents at beginning of the year	2,336	6,726

Cash and cash equivalents at end of the year	$5,007	$2,336

Supplemental disclosures:
Cash paid for interest	$473	$1,390
Cash paid for income taxes	$1,500	$528

Noncash investing and financing activities:
Convertible notes converted into common stock	$5,696	—
Fair value of CDTI merger consideration, net of cash acquired	$3,656	—
Liabilities settled in common stock and warrants	$1,259	—
Settlement obligation incurred in settlement of long-term debt	$1,575	—
See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
1. Organization
a. Description of Business
     Clean Diesel Technologies, Inc. is a vertically-integrated global manufacturer and distributor of emissions control systems and products, focused in the heavy duty diesel and light duty vehicle markets. It’s emissions control systems and products are designed to deliver high value to its customers while benefiting the global environment through air quality improvement, sustainability and energy efficiency. It has operations in the United States, Canada, the United Kingdom, France, Japan and Sweden as well as an Asian joint venture.
b. Merger
     On October 15, 2010, Clean Diesel Technologies, Inc. (“CDTI”) consummated a business combination with Catalytic Solutions, Inc. (“CSI”) through the merger of its wholly-owned subsidiary, CDTI Merger Sub, Inc., with and into CSI pursuant to the terms of the Agreement and Plan of Merger dated May 13, 2010, as amended by letter agreements dated September 1, 2010 and September 14, 2010 (the “Merger Agreement”). The Company refers to this transaction as the “Merger.” Pursuant to the terms of the Merger Agreement, all of the outstanding common stock of CSI (both Class A and Class B) was cancelled and CDTI issued (or reserved for issuance to the holder of an “in-the-money” warrant of CSI) an aggregate 2,287,872 shares of CDTI common stock and warrants to acquire 666,581 shares of CDTI common stock to the former security holders of CSI and its financial advisor (each after giving effect to a one for six reverse stock split of CDTI’s common stock that took effect on October 15, 2010). In connection with the Merger, CSI became a wholly-owned subsidiary of CDTI, with the former security holders of CSI and its financial advisor in the Merger collectively owning shares of the Company’s common stock representing approximately 60% of the voting power of the Company’s outstanding common stock.
     As further described in Note 3, the Merger was accounted for as a reverse acquisition with CSI considered the acquirer for accounting purposes and the surviving corporation in the merger. As a result, the Company’s consolidated financial statements are those of CSI, the accounting acquirer, with the assets and liabilities and revenue and expenses of CDTI being included effective from the date of the closing of the Merger.
     References to the “Company” prior to the merger refer to the operations of CSI and its consolidated subsidiaries and subsequent to the merger to the combined operations of the merged company and its consolidated subsidiaries. The terms CSI and CDTI refer to such entities’ stand alone businesses prior to the Merger.
c. Liquidity
     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $157.7 million at December 31, 2010. The Company has funded its operations through equity sales, debt and bank borrowings. In addition, due to CSI’s non-compliance with certain loan covenants (described below) and per the repayment obligations under CSI’s loan agreements, a significant portion of the debt of the Company has been classified as current at December 31, 2010. The covenants are almost exclusively based on the performance of the Engine Control Systems subsidiary. As of March 31, 2009, CSI had failed to achieve two of the covenants under its bank loan agreement with Fifth Third Bank (see Note 10 for a discussion of the Fifth Third Bank loan agreement). CSI failed to achieve covenants related to the annualized earnings before interest, tax, depreciation and amortization (EBITDA) and the funded debt to EBITDA ratio for the Engine Control Systems subsidiary. Fifth Third Bank agreed to temporarily suspend its rights with respect to the breach of these two covenants under a Forbearance Agreement (and various extensions thereto) that expired on March 14, 2011.
     On February 14, 2011, the Company and certain of its subsidiaries entered into separate Sale and Security Agreements with Faunua Group International, Inc. (“FGI”) to provide for a $7.5 million secured demand facility backed by the Company’s receivables and inventory. On February 16, 2011, approximately $2.1 million of proceeds from advances under this facility were used to pay in full the balance of the obligations under CSI’s credit facility with Fifth Third Bank. See Note 21 “Subsequent Events” for a detailed description of the new financing agreement.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
     At December 31, 2010 the Company had $5.0 million in cash. The Company’s access to working capital is limited and its debt service obligations and projected operating costs for 2011 exceed its cash balance at December 31, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.
2. Summary of Significant Accounting Policies
a. Stockholders’ Equity
     Stockholders’ equity, including all share and per share amounts, has been retroactively restated to reflect the number of shares of common stock received by former CSI stockholders in the Merger and includes the effect of the 6-to-1 reverse stock split of CDTI’s common stock that became effective immediately prior to the closing of the Merger. See Note 3.
b. Principles of Consolidation
     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
c. Concentration of Risk
     For the periods presented below, certain customers accounted for 10% or more of the Company’s revenues as follows:

	Years Ended
	December 31,
	2010	2009
Customer
A	22%	24%
B	10%	22%
     The customers above are automotive OEMs and relate to sales within the Catalyst segment. Customer A has been impacted by the earthquake and resulting tsunami in Japan (see Note 21).
     For the periods presented below, certain customers accounted for 10% or more of the Company’s accounts receivable balance as follows:

	December 31,
	2010	2009
Customer
A	16%	18%
B	14%	15%
C	2%	14%
     Customer A above is an automotive OEM, and customers B and C are diesel distributors.
     For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

	Years Ended
	December 31,
	2010	2009
Vendor
A	22%	16%
B	10%	14%
C	11%	11%
     Vendor A above is a catalyst supplier, vendor B is a precious metals supplier and vendor C is a substrate supplier.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
d. Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant judgments are made include but are not limited to the following: business combination accounting, impairment of long-lived assets, stock-based compensation, the fair value of financial instruments, allowance for doubtful accounts, inventory valuation, taxes and contingent and accrued liabilities. Actual results could differ from those estimates. These estimates and assumptions are based on management’s best estimates and judgment. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which it believes to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
e. Cash and Cash Equivalents
     Cash and cash equivalents of $5.0 million and $2.3 million at December 31, 2010 and 2009, respectively, consist of cash balances and money market mutual funds. For purposes of the consolidated statements of cash flows, the Company considers the money market funds and all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
f. Accounts Receivable
     Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write off experience and past due balances over 60 days that are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off balance sheet credit exposure related to its customers.
     The Company’s revolving credit facility is collateralized by inventory and receivables. At December 31, 2010 and 2009, the collateralized receivables were $3.9 million and $6.0 million, respectively.
     In December 2005, the Company fully reserved an accounts receivable balance from Delphi in the amount of $0.4 million. The $0.4 million represents the amount owed to the Company at the time of Delphi’s filing for bankruptcy protection in October 2005. The entire balance was reserved when the Company determined it was unlikely that Delphi would improve the priority of the debt beyond those of general creditors and a probable loss would be incurred by the Company. In 2007, the Company sold its interest in the receivable at 102.5% of value; however, the Company did not reverse its reserve as the buyer had the ability to demand a refund if Delphi refused the Company’s claim. In 2009, the Company released the reserve and recorded a $0.4 million gain in other income as a result of Delphi exiting bankruptcy.
g. Inventories
     Inventories are stated at the lower of cost (FIFO method) or market (net realizable value). Finished goods inventory includes materials, labor and manufacturing overhead. The Company’s inventory includes precious metals (platinum, palladium and rhodium) for use in the manufacturing of catalysts. The precious metals are valued at the lower of cost or market, consistent with the Company’s other inventory. Included in raw material at December 31, 2010 and 2009 are precious metals of $0.4 million and $0.2 million, respectively.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
h. Property and Equipment
     Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of the minimum lease payments. Depreciation and amortization have been provided using the straight line method over the following estimated useful lives:

Machinery and equipment	2 – 10 years
Furniture and fixtures	2 – 5 years
Computer hardware and software	2 – 5 years
Vehicles	2 – 5 years
     When an asset is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Repairs and maintenance are charged to expense as incurred and major replacements or betterments are capitalized. The Company records depreciation expense in the expense category that primarily utilizes the associated fixed asset. The depreciation of manufacturing and distribution assets is included within cost of revenues, research and development assets are included in research and development expense and assets related to general and administrative activities are included in selling, general and administrative expense. Property and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset. Total depreciation for continuing operations for the years ended December 31, 2010 and 2009 was $0.7 million and $0.6 million, respectively.
i. Goodwill
     Goodwill is recorded when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired and is recorded in the reporting unit that will benefit from acquired intangible and tangible assets. Goodwill is tested for impairment on an annual basis or more often as circumstances require. The two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. Based on the annual impairment test completed in the fourth quarters of 2010 and 2009, no impairment of goodwill was indicated.
j. Intangible Assets
     Intangible assets are carried at cost, less accumulated amortization. Amortization is computed on a straight-line or accelerated basis over the estimated useful lives of the respective assets, ranging from 1 to 20 years. Intangible assets consist of trade names, acquired patents and technology, and customer relationships.
k. Long Lived Assets
     Assets such as property, plant, and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimate undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
l. Warrants and Derivative Liabilities
     The Company accounts for the issuance of Company derivative equity instruments in accordance with Accounting Standards Codification (ASC) 815-40 “Derivatives and Hedging.” The Company reviews common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date based upon the characteristics and provisions of each particular instrument and classifies them on the balance sheet as:

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
a)	Equity if they (i) require physical settlement or net-share settlement, or (ii) give the choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement), or as

b)	Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).
     The Company assesses classification of common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities and equity is required.
m. Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.
n. Revenue Recognition
     The Company generally recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. There are certain customers where risk of loss transfers at destination point and revenue is recognized when product is delivered to the destination. For these customers, revenue is recognized upon receipt at the customer’s warehouse. This generally occurs within five days from shipment date.
o. Cost of Revenue
     The Company includes the direct material costs and factory labor as well as factory overhead expense in the cost of revenue. Indirect factory expense includes the costs of freight (inbound and outbound for direct material and finished good), purchasing and receiving, inspection, testing, warehousing, utilities and deprecation of facilities and equipment utilized in the production and distribution of products.
p. Selling, General and Administrative Expense
     Selling costs are expensed as they are incurred. These expenses include the salary and benefits for the sales and marketing staff as well as travel, samples provided at no-cost to customers and marketing materials. General and administrative expenses include the salary and benefits for the administrative staff as well as travel, legal, accounting and tax consulting. Also included is any depreciation related to assets utilized in the general and administrative functions.
q. Research and Development
     Research and development costs are generally expensed as incurred. These expenses include the salary and benefits for the research and development staff as well as travel, research materials, testing and legal expense related

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
to patenting intellectual property. Also included is any depreciation related to assets utilized in the development of new products.
r. Recapitalization Expense
     Recapitalization expense consists primarily of the expense for legal, accounting and other advisory professional services related to the Company’s efforts in 2009 and 2010 to explore strategic opportunities and in 2010 include such costs related to the Merger with Clean Diesel.
s. Stock Compensation
     The Company recognizes compensation expense ratably over the vesting period based on the estimated grant date fair value method using the Black-Scholes option-valuation model. The Company’s Plan allows for the grant of awards with market conditions. These awards are valued using a Monte Carlo univariate options pricing model.
t. Foreign Currency
     The functional currency of the Heavy Duty Diesel Systems division is the Canadian Dollar, while that of its subsidiary Engine Control Systems Europe AB in Sweden is the Swedish Krona and its U.K. branch, Clean Diesel International, is the British pound sterling. The functional currency of the Company’s Japanese branch office and Asian joint venture is the Japanese Yen. Assets and liabilities of the foreign locations are translated into U.S. dollars at period-end exchange rates. Revenue and expense accounts are translated at the average exchange rates for the period. The resulting adjustments are charged or credited directly to accumulated other comprehensive loss within Stockholders’ Equity.
     The Company has exposure to multiple currencies. The primary exposure is between the U.S. dollar, the Canadian dollar, the Euro, British pounds sterling and Swedish Krona. All realized and unrealized transaction adjustments are included in other income (expense). The Company recorded foreign exchange losses of $0.9 million and $1.1 million in the years ended December 31, 2010 and 2009, respectively, included in other expense on the accompanying Consolidated Statements of Operations.
u. Net Income (Loss) per Share
     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares. Diluted net loss per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive on loss from continuing operations. Dilutive potential common shares include employee stock options and other warrants that are convertible into the Company’s common stock.
     Because the Company incurred losses in the years ended December 31, 2010 and 2009, the effect of dilutive securities totaling 1,095,000 and 71,000 equivalent shares, respectively, has been excluded in the computation of net loss per share and net loss from continuing operations per share as their impact would be anti-dilutive.
v. Accounting Changes
     On January 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” included in Accounting Standards Codification (ASC) topic 815. EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock. Upon adoption of the EITF, the Company reclassified certain of its warrants from equity to liabilities. See further discussion in Note 12.
     The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) included in ASC Topic 820, for all assets and liabilities effective January 1, 2008 except for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis where the adoption was January 1, 2009. The adoption of this standard did not have a material effect on the Company’s

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
consolidated financial statements. ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:
•	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	Level 2: Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.
•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.
w. Fair Value of Financial Instruments
     The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments.
     The fair values of the Company’s debt and off-balance sheet commitments are less than their carrying values as a result of deteriorating credit quality of the Company and, therefore, it is expected that current market rates would be higher than those currently being experienced by the Company. It is not practical to estimate the fair value of these instruments as the Company’s debt is not publicly traded and its current financial position and the recent credit crisis experienced by financial institutions have caused current financing options to be limited.
     See Note 12 regarding the fair value of the Company’s warrants.
x. Reclassifications
     In prior periods the Company presented “Selling and marketing” expenses and “General and administrative” expenses separately on its statement of operations. Beginning in the year ended December 31, 2010, the Company now combines these categories of expenses into “Selling, general and administrative expenses” because there is considerable overlap between management functions pertaining to sales and marketing and general administrative duties, and as such, estimating allocation of expenses associated with these overlapping functions is not meaningful. Prior periods have been reclassified to reflect this change in presentation.
3. Merger with CDTI
     On October 15, 2010, CDTI consummated a business combination with CSI through the merger of its wholly-owned subsidiary, CDTI Merger Sub, Inc. with and into CSI pursuant to the terms of the Merger Agreement. In the Merger, CSI became a wholly-owned subsidiary of the CDTI. The Merger provided the Company with several advantages, including better capitalization, improved access to development capital as well as better positioning to pursue and implement its business strategy.
     Pursuant to the terms of the Merger Agreement, (i) each outstanding share of CSI Class A Common Stock was converted into and became exchangeable for 0.007888 fully paid and non-assessable shares of CDTI’s common stock on a post-split basis (with any fractional shares paid in cash) and warrants to acquire 0.006454 fully paid and non-assessable shares of CDTI common stock for $7.92 per share on a post-split basis; and; (ii) each outstanding share of CSI Class B Common Stock was converted into and became exchangeable for 0.010039 fully paid and non-assessable shares of the Company’s common stock on a post-split basis (with any fractional shares paid in cash); and (iii) CDTI issued 166,666 shares of common stock on a post-split basis and warrants to purchase an additional 166,666 shares of common stock for $7.92 per share on a post-split basis to Allen & Company LLC, CSI’s financial advisor in the Merger. Accordingly, at the effective time of the Merger, CDTI issued or reserved for issuance (i) 611,017 shares of common stock (including 9,859 shares reserved for CSI’s outstanding in-the-money warrant) and warrants to purchase 499,915 shares of common stock (including 8,067 warrants reserved for issuance for CSI’s outstanding in-the-money warrants) in exchange for all outstanding CSI Class A Common Stock (ii) 1,510,189 shares of common stock in exchange for all outstanding CSI Class B Common Stock; and (iii) 166,666 shares of common stock and warrants to acquire an additional 166,666 shares of common stock to Allen & Company LLC, in each case reflecting the elimination of

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
fractional shares that were cashed out in accordance with the Merger Agreement. All 666,581 warrants issued in connection with the Merger (the “Merger Warrants”) expire on the earlier of (x) October 15, 2013 (the third anniversary of the effective time of the Merger) and (y) the date that is 30 days after the Company gives notice to the warrant holder that the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days.
     Following the consummation of the Merger, the former holders of CSI securities and CSI’s financial advisor collectively hold approximately 60% of the Company’s outstanding common stock. Because CSI stockholders own a majority of the voting stock of the combined company, CSI assumed key management positions and CSI held a majority of the board of directors seats upon closing of the Merger, CSI is deemed to be the acquiring company for accounting purposes and the transaction has been accounted for as a reverse acquisition in accordance with FASB Accounting Standards Codification (ASC) Topic 805, Business Combinations. Accordingly, the assets and liabilities of Clean Diesel were recorded as of the Merger closing date at their estimated fair values.
     The following table summarizes the consideration paid for CDTI (in thousands):

Fair Value of CDTI common stock at October 15, 2010	$7,401
Fair value of stock options and warrants at October 15, 2010	171

Total purchase consideration	$7,572

     Purchase consideration includes 1,511,621 shares of CDTI common stock with a fair value of $4.90 per share based on the closing price on NASDAQ on October 15, 2010. The fair value of warrants to purchase a total of 166,666 shares of CDTI common stock with a strike price of $7.92 per share issued to accredited investors is $0.93 per warrant. The fair value of warrants to purchase 14,863 shares of CDTI common stock with a strike price of $10.09 per share issued to CDTI’s investment advisor is $0.71 per warrant. The warrants include a provision that they expire 30 days after a period where the market value of one share of CDTI common stock has exceeded 130% of the warrant exercise price for 10 consecutive days. See Note 12 and 13 regarding the fair value of warrants and stock options included in purchase consideration.
     The accounting for the business combination is preliminary, principally with respect to finalization of intangible asset valuations (pending the final valuation report from a third-party valuation expert assisting the Company in valuing the identified intangible assets), deferred taxes (pending final assessment of tax positions), inventory (pending final analysis of recoverability of acquired balances) and contingent liabilities (pending final legal analysis). Estimated amounts of assets acquired and liabilities assumed, including provisional amounts for identified intangible assets, contingent liabilities, inventory and deferred taxes, as of acquisition date are as follows (in thousands):

Cash and cash equivalents	$3,916
Accounts receivable	156
Inventory	872
Other assets	326
Property and equipment	216
Intangible assets	3,306
Goodwill	154

Total assets acquired	8,946
Liabilities assumed	(1,374)

Total purchase consideration	$7,572

     Any changes resulting from the finalization of the purchase price allocation will be reflected retrospectively in the period in which the business combination occurred.
     The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of goodwill represents the value the Company expects to be created by combining the various operations of CDTI with the Company’s operations, including providing manufacturing, regulatory expertise and North American distribution for CDTI products and

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
technologies and providing a stronger distribution capability for the Company’s products in Europe and Asia. The CDTI acquisition is included in the Heavy Duty Diesel Systems segment. The goodwill recorded in the CDTI acquisition is not deductible for tax purposes.
     The following table summarizes the intangible assets acquired, all of which are subject to amortization, (in thousands):

	Weighted
	Average
	Useful Life in
	Years	Fair Value
Trade name	15.5	$390
Patents	15.5	1,446
Backlog	1.0	180
Customer relationships	4.5	1,290

Total intangible assets acquired		$3,306

     The Company incurred $3.0 million in transaction fees related to the Merger which are included in recapitalization expense for the year ended December 31, 2010 in the accompanying Statement of Operations. These costs were primarily related to legal, accounting and financial advisory fees associated with the Merger with CDTI.
     The Company has consolidated the results of CDTI with its own financial results for the period from October 15, 2010 through December 31, 2010. The impact of the inclusion of CDTI’s operating results within the Company’s Consolidated Statements of Operations for the year ended December 31, 2010 includes $0.4 million of revenue and $0.7 of net loss from continuing operations.
Supplemental Pro Forma Clean Diesel Technologies, Inc. for Business Combination
     The following pro forma combined financial information shows the Company’s revenue and earnings for the periods indicated as if the Merger had been completed on January 1st of the relevant period (in thousands):

	Years Ended
	December 31,
	2010	2009
Revenues	$49,732	$51,735
Net loss from continuing operations	$(14,524)	$(16,505)
          The pro forma Combined Clean Diesel Technologies, Inc. net loss includes the elimination of historical CDTI depreciation and amortization and the addition of the amortization of the intangible assets acquired under the pro forma purchase accounting above. The pro forma financial information does not reflect revenue opportunities and cost savings which the Company expects to realize as a result of the acquisition of CDTI or estimates of charges related to the integration activity. The pro forma results for the year ended December 31, 2010 includes $5.4 million of acquisition related costs incurred by the Company and CDTI.
          The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company been combined for the specified periods.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
4. Inventories
     Inventories at December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31,
	2010	2009
Finished goods	$2,442	$2,221
Work in progress	1,061	1,255
Raw materials	1,861	2,708

	$5,364	$6,184

5. Property and Equipment
     Property and equipment at December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31,
	2010	2009
Buildings and land	$837	$679
Furniture and fixtures	2,428	2,354
Computer hardware and software	1,415	1,351
Machinery and equipment	11,990	11,544
Vehicles	16	59

	16,686	15,987
Less accumulated depreciation	(13,802)	(13,090)

	$2,884	$2,897

6. Goodwill and Intangible Assets
     Goodwill
     The Company’s Heavy Duty Diesel Systems reporting unit, which is also a reporting segment, has all of the Company’s allocated goodwill. The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

Balance at December 31, 2008	$6,319
Sale of Energy Systems division	(2,600)
Effect of translation adjustment	504

Balance at December 31, 2009	4,223
Acquisition of CDTI	154
Effect of translation adjustment	202

Balance at December 31, 2010	$4,579

     The Company performed the annual goodwill impairment testing as of October 31, 2010. The Company performed Step I of the annual impairment test and it was determined that the fair value of the Company’s reporting unit (as determined using the expected present value of future cash flows) was greater than the carrying amount of the respective reporting unit, including goodwill, and Step II of the annual impairment test was not necessary; therefore, there was no impairment to the carrying amount of the reporting unit’s goodwill.
     Goodwill impairment testing requires the Company to estimate the fair value of its reporting unit. The Company’s estimate of fair value of its reporting unit involves level 3 inputs. The estimated fair value of the Heavy Duty Diesel Systems reporting unit was derived primarily from a discounted cash flow model utilizing significant unobservable inputs including expected cash flows and discount rates. In addition, the Company considered the

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
overall fair values of its reporting units as compared to the market capitalization of the Company. The Company determined that no goodwill impairment existed as of October 31, 2010 nor any subsequent events through December 31, 2010 triggered additional impairment testing; however, it is reasonably possible that future impairment tests may result in a different conclusion for the goodwill of the Heavy Duty Diesel Systems reporting unit. The estimate of fair value of the reporting units is sensitive to certain factors including but not limited to the following: movements in the Company’s share price, changes in discount rates and its cost of capital, growth of the reporting unit’s revenue, cost structure of the reporting unit, successful completion of research and development and customer acceptance of new products, expected changes in emissions regulations and approval of the reporting unit’s product by regulatory agencies.
Intangible Assets
     Intangible assets as of December 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	Useful Life	December 31,
	in Years	2010	2009
Trade name	15 – 20	$1,165	$738
Patents and know-how	5 – 16	5,416	3,792
Backlog	1	180	—
Customer relationships	4 – 8	2,544	1,206

		9,305	5,736
Less accumulated amortization		(2,011)	(1,291)

		$7,294	$4,445

     Aggregate amortization for amortizable intangible assets for the year ended December 31, 2010 and 2009 was $0.7 million and $0.8 million, respectively.
     Estimated amortization expense for existing intangible assets for each of the next five years is as follows (in thousands):

Years ending December 31:
2011	$1,518
2012	1,016
2013	855
2014	774
2015	709
7. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities at December 31, 2010 and 2009 consist of the following (in thousands):

	December 31,
	2010	2009
Accrued salaries and benefits	$1,515	$1,294
Deferred gain on sale of intellectual property	—	1,900
Accrued professional and consulting fees	750	2,375
Accrued severance	258	670
Accrued warranty	466	371
Deferred revenue	—	195
Other	1,477	1,947

	$4,466	$8,752

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
8. Severance Charges
     The Company has taken actions to reduce its cost base beginning in 2008 and continuing through 2010. As a result of these actions, the Company has accrued severance costs, which are included in accrued expenses on the accompanying consolidated balance sheets, as follows (in thousands):

	December 31,
	2010	2009
Balance at beginning of year	$670	$187
Accrued severance expense	261	1,429
Paid severance expense	(673)	(946)

Balance at end of year	$258	$670

     The Company expects the remaining accrued severance costs to be paid in 2011.
9. Accrued Warranty
     The Company accrues warranty upon shipment of its products. Accrued warranties are included in accrued expenses on the accompanying consolidated balance sheets. The accrued warranty is as follows (in thousands):

	December 31,
	2010	2009
Balance at beginning of year	$371	$178
Accrued warranty expense	241	354
Warranty claims paid	(164)	(190)
Translation adjustment	18	29

Balance at end of year	$466	$371

10. Debt
     Long-term debt at December 31, 2010 and December 31, 2009 consists of the following (in thousands):

	December 31,
	2010	2009
Line of credit	$2,431	$5,147
Consideration payable	—	3,000
Loan from shareholder	1,410	—
Capital lease obligation	46	75

	3,887	8,222
Less current portion	(2,431)	(8,147)

	$1,456	$75

     Annual scheduled principal payments of long-term debt are $2.4 million and $1.4 million for the years ended December 31, 2011 and 2013, respectively.
Line of Credit
     The Company has a demand revolving credit line through Fifth Third Bank with a maximum principal amount of Canadian $6.0 million and availability based upon eligible accounts receivable and inventory. At December 31, 2010, the outstanding balance in U.S. dollars was $2.4 million with $3.1 million available for borrowings by its subsidiary, Engine Control Systems, in Canada. The loan is collateralized by the assets of the Company. The interest rate on the line of credit is variable based upon Canadian and U.S. Prime Rates. As of December 31, 2010, the weighted average borrowing rate on the line of credit was 6.10% compared to 4.48% as of December 31, 2009. The

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
Company is also subject to covenants on minimum levels of tangible capital funds, fixed charge coverage, EBITDA, funded debt-to-earnings before income tax and depreciation and amortization. In the event of default, Fifth Third Bank may demand payment on all amounts outstanding immediately. The Company is also restricted from paying corporate distributions in excess of $250,000. The loan agreement also includes a material adverse change clause, exercisable if, in the opinion of Fifth Third Bank, there is a material adverse change in the financial condition, ownership or operation of Engine Control Systems or the Company. If the Fifth Third Bank deems that a material adverse change has occurred, Fifth Third Bank may terminate the Company’s right to borrow under the agreement and demand payment of all amounts outstanding under the agreement. As of March 31, 2009, the Company had failed to achieve two of the covenants under Fifth Third Bank loan agreement with Fifth Third Bank. The covenants that the Company failed to achieve are those related to the annualized EBITDA and the funded debt to EBITDA ratio for the Engine Control Systems subsidiary. Fifth Third Bank agreed to temporarily suspend its rights with respect to the breach of these two covenants under a Forbearance Agreement that expired on August 31, 2010. A further extension until November 30, 2010 was to be granted if the proposed Merger with CDTI was completed by August 1, 2010, and as of August 31, 2010, the secured convertible notes issued by the Company in connection with the capital raise had been converted to common equity and the security granted to the convertible noteholders had been released; the Company had $3.0 million of free cash on its balance sheet; the Engine Control Systems subsidiary had Canadian $2.0 million available under the existing loan agreement; and no default, forbearance default or event of default (as defined in the credit and forbearance agreements) was outstanding.
     Although the merger was not completed by August 1, 2010, or before the August 31, 2010, expiration date for the then current forbearance, Fifth Third Bank extended the forbearance until October 15, 2010, and, upon consummation of the Merger, for a further period of 90 days until January 15, 2011, but the credit limit has been reduced to $6.0 million from $7.0 million, the interest rate has increased by 0.25% to U.S./Canadian Prime Rate plus 3.00%. On January 13, 2011, a further extension until February 14, 2011 was provided and Fifth Third Bank agreed to further extend the forbearance period to March 14, 2011 if a satisfactory commitment letter was delivered to Fifth Third Bank providing for financing commitments in amounts sufficient to pay all outstanding obligations under the loan agreement, provided that no default, forbearance default or event of default is outstanding. CSI subsequently delivered to Fifth Third Bank a non-binding commitment letter from another financial institution with respect to an alternative financing facility and the bank advised CSI that it had fulfilled the requirement as a condition to the extension of the forbearance period to March 14, 2011.
     On February 14, 2011, the Company entered into separate Sale and Security Agreements with FGI to provide for a $7.5 million secured demand facility backed by its receivables and inventory. On February 16, 2011, approximately $2.1 million of proceeds from advances under this facility were used to pay in full the balance of the obligations to Fifth Third Bank. See Note 21 “Subsequent Events” for a detailed description of the new financing agreement.
Consideration Payable and Settlement Obligation
     At December 31, 2009, the Company had $3.0 million of consideration due to the seller as part of the Applied Utility Systems acquisition. The consideration was originally due August 28, 2009 and accrued interest at 5.36%. On October 20, 2010, the Company entered into a comprehensive agreement with the seller to end all outstanding litigation and arbitration claims and other disputes between the parties relating to the agreements entered into in connection with its purchase of Applied Utility Systems assets in August 2006 (the “Settlement Agreement”). As contemplated by the Settlement Agreement, on October 22, 2010, the Company paid $1.5 million to the seller as consideration for the settlement. The Company also agreed to pay up to an additional $2.0 million to the seller in eight equal installments through the period ending September 30, 2012. On January 4, 2011, using proceeds of the shareholder loan referred to below and cash on hand, the Company paid the seller $1.6 million as satisfaction in full of its obligation. This $1.6 million is a settlement obligation and has therefore been reclassified out of debt into current liabilities.
Secured Convertible Notes Payable
     On June 2, 2010, the Company entered into an agreement with a group of accredited investors providing for the sale of $4.0 million of secured convertible notes (“the Notes”). The Notes, as amended, bear interest at a rate of 8% per annum and were to mature on August 2, 2010. Under the agreements, $2.0 million of the Notes were issued in four equal installments ($0.5 million each on June 2, June 8, June 28 and July 12, 2010) with the remaining

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
$2.0 million issued on October 15, 2010. The $4.0 million of Notes were converted into newly created “Class B” common stock of CSI immediately prior to the merger such that at the effective time of the Merger, this group of accredited investors received approximately 66.0066% of the Company’s outstanding common stock on a fully diluted basis. Each share of CSI’s Class B common stock was exchanged for 0.010039 shares of CDTI common stock whereas each share of the CSI’s Class A common stock was exchanged for 0.007888 shares of CDTI common stock and warrants to purchase 0.006454 shares of CDTI common stock.
     If the Merger was not completed by August 2, 2010, the Notes required repayment of principal including any interest and an additional payment premium of two times (2X) the outstanding principal amount. The Company did not repay the Notes or consummate the Merger prior to the August 2, 2010 maturity date or within the subsequent 10-day grace period. The noteholders agreed to forbear from exercising their rights or remedies with respect to the default under the terms of the Notes until October 15, 2010, per the Forbearance Letter Agreement, including any interest and additional payment premium of two times (2x) the outstanding principal amount and the interest rate increase from 8.0% to 15.0%, and agreed that the payment premium would be extinguished in the event that the Notes were converted and the Merger occurred by October 15, 2010.
     The Notes contained two embedded financial instruments that required separate accounting at fair value: the premium redemption feature related to the 2x premium and the contingent equity forward related to the future funding commitment. The estimate of fair value of such financial instruments involves unobservable inputs that are considered Level 3 inputs.
     For the $2.0 million in Notes issued through December 31, 2010, the premium redemption instrument had an initial value upon issuance of $0.7 million and represents the fair value of the additional penalty premium of two times (2x) the outstanding principal amount plus the default interest that is due if the Notes are in default since the interest rate will increases from 8.0% to 15.0%. This instrument is considered a put option, as subsequent to August 2, 2010, the noteholders had the option of demanding payment or providing additional time extensions. The fair value of the premium redemption instrument was estimated by calculating the present value of $4.0 million plus accrued interest, based on an assumed payment date (eleven months after default date) using a high yield discount rate of 17%, multiplied by an estimated probability of its exercise.
     The contingent equity forward had an initial value upon issuance of $0.7 million and represents the fair value of the additional $2.0 million that the investors had committed to fund immediately prior to the closing of the Merger. It is considered a commitment to purchase equity since the funding would only occur from the same events that will cause the Notes to automatically convert to equity. The fair value is estimated based on the intrinsic value of the forward discounted at a risk free rate multiplied by the estimated probability that the forward will fund.
     The initial value of the embedded financial instruments was recorded as a discount to the face value of the Notes and was amortized to interest expense using the effective interest method through the original maturity date of the Notes, which was August 2, 2010. Since the Notes were converted to common stock on October 15, 2010, the premium redemption instrument expired unexercised, resulting in gain of $0.7 million, representing the difference between the initial proceeds allocated to the instrument and its ultimate fair value of zero. During the year ended December 31, 2010, the Company recognized a loss of $1.0 million related to the contingent equity forward, which reflects the difference between the intrinsic value on the settlement date of $1.7 million and the initial proceeds allocated to the instrument of $0.7 million. The net loss on the two instruments of $0.3 million for the year ended December 31, 2010 is recorded in other expense in the accompanying statement of operations.
     The Notes included a beneficial conversion feature totaling $1.3 million that was contingent on the approval by the shareholders of certain amendments to the Company’s Articles of Incorporation. Once the related amendments were approved, the beneficial conversion feature was recorded as additional non-cash interest expense. Such approvals were obtained on October 12, 2010.
Loan from Shareholder
     On December 30, 2010, the Company executed a Loan Commitment Letter with Kanis S.A. pursuant to which Kanis S.A. loaned the Company $1.5 million. The loan bears interest on the unpaid principal at a rate of six percent (6%), with interest only payable quarterly on each March 31, June 30, September 30 and December 31, commencing March 31, 2011. The loan matures on June 30, 2013. In addition to principal and accrued interest, the Company is

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
obligated to pay Kanis S.A. at maturity a “Payment Premium” ranging from $100,000 to $200,000 based proportionally on the number of days that the loan remains outstanding. There is no prepayment penalty. The loan is unsecured.
     In connection with the loan, the Company issued warrants to acquire 25,000 shares of its common stock at $10.40 per share. The relative estimated fair value of such warrants represents a discount from the face amount of the loan and has been recorded as a discount from the loan amount. The discount is being amortized using the effective interest method over the term of the loan. For information on valuation of the warrants, see Note 12 below.
11. Stockholders’ Equity
     As of December 31, 2010, the Company has 12.1 million shares authorized, 12 million shares of which are $0.01 par value common stock and 100,000 of which are $0.01 par value preferred stock. The Company believes that there are a sufficient number of shares authorized to cover its current needs.
The following is an analysis of the Company’s common stock share activity:

Balance at December 31, 2008 and 2009	550,189
Issuance for Directors’ Fees	50,968
Issuance on conversion of Secured Convertible Notes	1,510,189
Merger with CDTI	1,511,621
Issuance for financial advisor fees	166,666
Stock warrants exercised	174,019
Restricted stock awards forfeited	(4,444)

Balance at December 31, 2010	3,959,208

     On October 15, 2010, prior to the Merger, the Company issued 50,968 shares of common stock and warrants to acquire an aggregate 41,705 shares of common stock at $7.92 per share (see Note 12), to its non-employee directors as payment for outstanding director fees. The fair value of the shares and warrants totaled $0.3 million.
     On October 15, 2010, in connection with the Merger, the Company issued 166,666 shares of common stock and warrants to acquire an aggregate 166,666 shares of common stock at $7.92 per share (see Note 12) to its financial advisor, Allen & Company, LLC, in lieu of fees for services received prior to the Merger. The fair value of the shares and warrants totaled $1.0 million.
     In 2010, the Company issued 174,019 shares of common stock related to the exercise of warrants and received cash proceeds of $1.4 million. In December 2010, the Company issued an aggregate 153,333 shares of common stock to two accredited investors upon the exercise of warrants issued on October 15, 2010 by CDTI to such investors in a Regulation S capital raise and assumed by the Company as part of the Merger, for aggregate gross proceeds of $1.2 million ($7.92 per share). In exchange for the exercise, the Company also issued to such accredited investors replacement warrants to acquire an aggregate 153,333 shares at $7.92 per share (see Note 12). In November and December 2010, the Company issued an aggregate 20,686 shares of common stock related to the exercise of warrants originally issued to CSI’s Class A shareholders in the Merger. The Company received cash proceeds of $0.2 million related to these exercises. There were no warrant exercises in 2009.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
12. Warrants
     Warrant activity for the year ended December 31, 2010 and warrant information as of December 31, 2010 is summarized as follows:

	2010
		Weighted
		Average
		Exercise	Range of
	Shares	Price	Exercise Prices
Outstanding at beginning of year	34,740	$122.53	$2.80 - $211.73
Merger with CDTI	248,090	$24.47	$7.92 - $ 98.70
Warrants issued	836,847	$7.92	$7.92
Warrants exercised	(174,019)	$7.92	$7.92
Warrants expired / forfeited	(2,788)	$76.05	$60.00 - $211.73

Outstanding at end of year	942,870	$16.36	$2.80 - $169.47

Warrants exercisable at year-end	917,870	$16.52	$2.80 - $169.47

Aggregate intrinsic value	$1,329,012

Warrants Outstanding December 31, 2009
     The Company’s exercisable warrants and their associated exercise prices at December 31, 2009 were as follows:

Warrants exercisable into common stock (issued in USD)	295
Exercise price	$211.73
Warrants exercisable into common stock (issued in GBX)	34,445
Weighted average exercise price	$121.76
     The Company had warrants outstanding to purchase 9,859 shares of common stock with an exercise price of $2.80 which were issued in June 2008 to Cycad Group, LLC (“Cycad Warrant”) as part of the consideration for a debt facility. The Cycad warrant expires on October 1, 2014. The Company had warrants outstanding to purchase 24,586 shares of common stock with an exercise price of $169.47 which were issued in December 2007 to Capital Works, LLC (“Capital Works Warrant”) as part of the consideration to acquire Engine Control Systems. The Capital Works warrant expires on November 30, 2012.
     The Company adopted EITF 07-05 on January 1, 2009. With the adoption of EITF 07-05, Cycad Warrant and Capital Works Warrant were determined not to be solely linked to the stock price of the Company and therefore require classification as liabilities. As a result of the adoption on January 1, 2009, the Company recorded a cumulative effect of change in accounting principle of $2.3 million directly as a reduction of accumulated deficit representing the decline in fair value between the issuance and adoption date. The fair value of the warrants was calculated using the Black-Scholes option-valuation model. The model utilized a volatility of 60% and a risk free rate of 1.4%. The years to maturity are 4.4 and 2.8 for the Cycad Group, LLC and Capital Works, LLC warrants, respectively, which corresponds to the remaining term of the warrants. For the year ended December 31, 2009, the application of EITF 07-05 resulted in an increase to other income of $0.2 million resulting from a decline in fair value of the warrants during the period.
     SVB Financial Group forfeited its 295 warrants on October 15, 2010, immediately prior to completion of the Merger.
     Subsequent to the Merger, it was agreed that the exercise price of the Cycad and Capital Works warrants would be fixed in U.S. Dollars. As such, the Cycad and Capital Works warrants were determined to be solely linked to the stock price of the Company and, therefore, qualified for equity classification under EITF 07-05. As such, the Company reclassified the warrants to equity.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
Merger with CDTI
     In connection with the Merger, the Company assumed, for financial reporting purposes, 248,090 warrants to purchase the Company’s common stock from CDTI. The assumed warrants include 166,666 warrants with an exercise price of $7.92 issued to accredited investors in connection with CDTI’s Regulation S private placement on October 15, 2010 immediately prior to the Merger, 14,863 warrants with an exercise price of $10.09 issued to CDTI’s financial advisor, Innovator Capital, on October 15, 2010 immediately prior to the Merger and 66,561 CDTI warrants outstanding prior to the merger (“Legacy Warrants”). The replacement awards were considered part of the Merger consideration
     The Legacy Warrants were originally issued by CDTI between November 2000 and December 2007 and were fully vested prior to the closing of the Merger. The warrants have exercise prices ranging from $48.90 to $98.70 and expire at various dates from March 22, 2011 through September 25, 2013. As of December 31, 2010, none of these warrants have been exercised and 2,493 warrants with an exercise price of $60.00 have expired unexercised. The remaining CDTI Merger warrants expire on the earlier of the third anniversary of the date of issuance (October 15, 2013) and the date that is 30 days after the Company gives notice to the warrant holder that the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days.
2010 Issuances
     In connection with the Merger, on October 15, 2010, the Company issued 450,143 warrants to the holders of CSI Class A common stock, 41,705 warrants to CSI’s directors and 166,666 warrants to CSI’s financial advisor, Allen & Company LLC. All of these warrants have an exercise price of $7.92 and expire on the earlier of the third anniversary of the date of issuance (October 15, 2013) and the date that is 30 days after the Company gives notice to the warrant holder that the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days. As discussed in Note 11, the warrants issued to the directors and to Allen & Company were in lieu of fees for services received. As of December 31, 2010, 20,686 of the warrants issued to the Class A shareholders have been exercised.
     In December 2010, 153,333 of replacement warrants issued to the accredited investors were exercised and, in exchange for the exercise, the Company issued additional warrants to acquire an aggregate 153,333 shares at $7.92 per share. The warrants expire on the earlier of the third anniversary of the date of issuance and the date that is 30 days after the Company gives notice to the warrant holder that the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days.
     In December 2010, in connection with the shareholder loan (see Note 10), the Company issued warrants to acquire 25,000 shares of its common stock at $10.40 per share. The warrants are exercisable on or after June 30, 2013 and expire on the earlier of June 30, 2016 and the date that is 30 days after the Company gives notice to the warrant holder that the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days, which 10 consecutive days commence on or after June 30, 2013. The relative estimated fair value of such warrants represents a discount from the face amount of the loan and has been recorded as a discount from the loan amount. The discount is amortized using the effective interest method over the term of the loan.
Valuation
     The Company determines the grant-date fair value of warrants using the Black-Scholes Model unless the awards are subject to market conditions, in which case it uses a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
The 2010 issuances and the assumed warrants originally issued on October 15, 2010 can be called by the Company if the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive dates. The Company valued these warrants using a Monte Carlo simulation model with the following weighted-average assumptions:

	October 15	December 21	December 22	December 30
Expected volatility	53.7%	47.9%	47.9%	47.9%
Risk-free interest rate	0.79%	1.27%	1.27%	2.39%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life in years	3.0	3.0	3.0	3.0
Forfeiture rate	0.0%	0.0%	0.0%	0.0%

Number of Warrants	840,043	25,000	128,333	25,000
Weighted Average Fair Value	$0.94	$2.91	$2.84	$3.59
     Due to the significant change in the Company following the Merger, CDTI’s historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company utilized an estimate based upon a portfolio of peer companies.
     The fair value of the 66,561 Legacy Warrants was estimated using the Black-Scholes Model and was negligible due to the exercise prices and remaining time to maturity.
Classification
     The Company evaluated the above warrants on issuance to determine proper classification as equity or as a liability. For the 450,143 warrants issued on October 15, 2010 to former CSI Class A shareholders, the Company is required to physically settle the contract by delivering registered shares. In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to maintain registration of the warrant shares, it does not specifically preclude cash settlement. Accordingly, the Company’s agreement to deliver registered shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. The liability is remeasured at the end of each reporting period with changes in fair value recognized in other income (expense).
     The contracts for the remaining warrants allow for settlement in unregistered shares and do not contain any other characteristics that would result in liability classification. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying consolidated balance sheet as of December 31, 2010. The warrants that are accounted for as equity are only valued on the issuance date and not subsequently revalued.
     These warrants classified as liabilities are considered Level 3 in the fair value hierarchy because they are valued based on unobservable inputs. The Company had a liability of $1.2 million as of December 31, 2010 related to the warrants issued to former CSI Class A stockholders. Any gains or losses resulting from the changes in fair value of the warrants classified as a liability from period to period are included as an increase or decrease of other income (expense).
     The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs for the year ended December 31, 2010 (in thousands):

Balance at beginning of year	$2
Issuance of common stock warrants	426
Remeasurement of common stock warrants	810

Balance at end of year	$1,238

     The Company evaluated the balance sheet classification of all warrants at December 31, 2010 noting no changes.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
13. Share Based Payment
     Prior to the Merger, the Company had two stock option plans (the 1997 Plan and the 2006 Plan for the benefit of employees, officers, directors and consultants of the Company. The 1997 Plan expired on December 31, 2006 and as of December 31, 2009, there were 18,008 options outstanding. There were no options granted under the plans during the years ended December 31, 2010 or 2009. Following the completion of the merger, the Company canceled its 1997 option plan and requested all employees to consent to the cancellation of their options under the 2006 plan. All employees with options in the 2006 plan provided their consent to the Company. The cancellation of the options resulted in acceleration of all remaining compensation expense yet to be earned on the cancelled options. The remaining compensation expense of $0.1 million was recognized in the three months ending December 31, 2010.
     Following the merger, the Company assumed the CDTI stockholder-approved equity award plan, (the “Plan”). Under the Plan, awards may be granted to participants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based awards or cash, or combinations of these as determined by the board of directors. Awards are granted at fair market value on the date of grant and typically expire 10 years after date of grant. Participants in the Plan may include the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as the board of directors may determine. The maximum number of awards allowed under the Plan is 17.5% of the Company’s outstanding common stock less the then outstanding awards, subject to sufficient authorized shares. In general, the policy of the board of directors is to grant stock options that vest in equal amounts on the date of grant and the first and second anniversaries of the date of grant, except that awards to non-executive members of the board of directors typically vest immediately.
     The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected term, expected volatility of the Company’s stock, the risk free interest rate and dividends, if any. The expected term of the options is based upon the historical term until exercise or expiration of all granted options. Due to the significant change in the Company following the Merger, CDTI’s historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company utilized an estimate based upon a portfolio of peer companies. Therefore, the Company utilized an estimate based upon a portfolio of peer companies. The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option. The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the future. ASC 718 requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards ultimately expected to vest. The estimate is based on the Company’s historical rates of forfeitures. ASC 718 also requires estimated forfeitures to be revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.
     Stock option activity for the year ended December 31, 2010 and stock option information as of December 31, 2010 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding at January 1, 2010	36,606	$219.33	4.87	—
Granted	25,000	$11.64	9.88	—
Replacement awards	126,801	$61.81	2.81	—
Cancelled	(36,606)	$219.33	4.87	—

Outstanding at December 31, 2010	151,801	$53.55	3.98	—

Exercisable at December 31, 2010	135,134	$58.72	3.25	—

Available for grant at December 31, 2010	541,060

     The aggregate intrinsic value represents the difference between the exercise price and the company’s closing stock price on the last trading day of the year.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
Replacement Awards
     As a result of the reverse acquisition accounting treatment for the Merger, previously issued CDTI stock options granted to employees and directors that were outstanding at the date of the Merger were accounted for as an exchange of awards. The fair value of the outstanding vested and unvested awards was measured on the date of the acquisition, and for unvested awards that require service subsequent to the date of the Merger, a portion of the awards’ fair values have been allocated to future service and will be recognized over the remaining future requisite service period. The replacement awards were valued using the Black-Scholes Model and volatility of 53.7%, a weighted average term of 2.7 years and weighted average risk-free rate of 0.66%.
2010 Grants
     The per share weighted-average fair value for options granted during the year ended December 31, 2010 was $6.13 and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected volatility	59.9%
Risk-free interest rate	1.5%
Dividend yield	0.0%
Expected life in years	5.0
Forfeiture rate	0.0%
     For the years ended December 31, 2010 and 2009, share-based compensation for options was $0.3 million and $0.7 million, respectively. Compensation costs for stock options that vest over time are recognized over the vesting period on a straight-line basis. As of December 31, 2010, the Company had $0.1 million of unrecognized compensation cost related to granted stock options that remained to be recognized over vesting periods. These costs are expected to be recognized over a weighted average period of 0.9 years.
     There was no cash received from option exercises under any share-based payment arrangements for the years ended December 31, 2010 or 2009.
14. Other Expense, Net
     Other expense, net, consists of the following (in thousands):

	Years Ended
	December 31,
	2010	2009
(Loss) gain on change in fair value of derivative financial instruments	$(1,147)	$207
Foreign currency exchange losses	(881)	(1,060)
Gain on release of Delphi reserve	—	432
All other, net	207	130

Total other expense, net	$(1,821)	$(291)

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
15. Income Taxes
     Loss from continuing operations before income taxes include the following components (in thousands):

	Years Ended
	December 31,
	2010	2009
U.S.-based operations	$(10,742)	$(11,678)
Non U.S.-based operations	1,410	1,144

	$(9,332)	$(10,534)

     Income tax expense (benefit) attributable to loss from continuing operations is summarized as follows (in thousands):

	Current	Deferred	Total
Year ended December 31, 2010:
U.S. Federal	$(176)	$(310)	$(486)
State and local	(12)	(87)	(99)
Foreign	886	(289)	597

Total	$698	$(686)	$12

Year ended December 31, 2009:
U.S. Federal	$(560)	$(258)	$(818)
State and local	(150)	(70)	(220)
Foreign	1,021	(1,019)	2

Total	$311	$(1,347)	$(1,036)

     Income taxes attributable to loss from continuing operations differ from the amounts computed by applying the U.S. federal statutory rate of 34% to loss from continuing operations before income taxes as shown below (in thousands):

	Years Ended
	December 31,
	2010	2009
Expected tax benefit	$(3,173)	$(3,582)
Net tax effects of:
State taxes, net of federal benefit	(54)	(643)
Research credits	(18)	(153)
Permanent difference on convertible notes and warrants	1,432	—
Permanent difference on deemed dividend	382	—
Permanent difference on transaction costs	945	—
Other	110	(270)
Change in deferred tax asset due to Section 382 net operating loss carryforward limitation	63,147	25
Change in deferred tax asset valuation allowance	(62,759)	3,587

	$12	$(1,036)

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
     Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Research and development credits	$1,551	$3,895
Other credits	—	366
Operating loss carry forwards	6,038	34,509
Warrant expense	—	84
Inventories	377	601
Allowance for doubtful accounts	189	105
Depreciation	—	566
Deferred research and development expenses for income tax	331	6,882
Non-cash compensation	1,293	681
Other	696	3,800

Total gross deferred tax assets	10,475	51,489
Valuation allowance	(9,120)	(48,536)

Net deferred tax assets	1,355	2,953

Deferred tax liabilities:
Amortization	(39)	(2,749)
Other identifiable intangibles	(2,412)	(1,540)

Total gross deferred tax liabilities	(2,451)	(4,289)

Net deferred tax liabilities	$(1,096)	$(1,336)

     The Company had approximately $7.0 million and $48.1 million of federal and state income tax net operating loss carryforwards at December 31, 2010, respectively. Future utilization of the net operating losses and credit carryforwards is subject to a substantial annual limitation due to ownership change limitations as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations.
     The Company performed a study to evaluate the status of net operating loss carryforwards as a result of the ownership change from the Merger. The results of the study provided that the merger caused an “ownership change” of the Company as defined for U.S. federal income tax purposes as of the date of the merger. The “ownership change” will significantly limit the use of the Company’s net operating losses and credits in future tax years. Of the $7.0 million federal loss carryforwards approximately $5.4 million of the loss will be subject to an annual limitation of $0.4 million within the next 5 years and $0.2 million for the following 15 years. The federal net operating loss carryforwards will expire in fiscal year 2030. As a result of the “ownership change” the federal research and development credits have been limited and based on the limitation the Company does not anticipate being able to use any of these credits that existed as of the date of the Merger in future tax years. Of the $48.1 million of state net operating loss carryforwards approximately $3.3 million of the loss will be subject to an annual limitation of $0.1 for the next 20 years. The state net operating loss carryforwards will expire in fiscal year 2030. The Company has state research and development credits of $2.4 million. Since the state credits have an indefinite life, the Company did not write them off even though it is also limited under Section 383.
     In assessing the potential realization of deferred tax assets, consideration is given to whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. In addition, the utilization of net operating loss carryforwards may be limited due to restrictions imposed under applicable federal and state tax laws due to a change in ownership. Based upon the level

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
of historical operating losses and future projections, management believes it is more likely than not that the Company will not realize the deferred tax assets.
     The following changes occurred in the amount of Unrecognized Tax Benefits (including related interest and penalties) during the year (in thousands):

	December 31,
	2010	2009
Balance, beginning of year	$361	$268
Additions for current year tax positions	112	127
Reductions for prior year tax positions	—	(34)

Balance, end of year	$473	$361

     As of December 31, 2010, the Company had $0.1 million accrued for payment of interest and penalties related to unrecognized tax benefits.
     The Company operates in multiple tax jurisdictions, both within and outside of the United States. The following tax years remain open to examination by the major domestic taxing jurisdictions to which it is subject:

Open Tax Years
United States — Federal	2007 – 2010
United States — State	2006 – 2010
Canada	2005 – 2010
Sweden	2008 – 2010
United Kingdom	2006 – 2010
16. TCC Joint Venture
     In February 2008, the Company entered into an agreement with Tanaka Kikinzoku Kogyo K.K. (TKK) to form a new joint venture company, TC Catalyst Incorporated (TCC), a Japanese corporation. The joint venture is part of the Catalyst division. The Company entered the joint venture in order to improve its presence in Japan and Asia and strengthen its business flow into the Asian market.
     In December 2008, the Company agreed to sell and transfer specific heavy duty diesel catalyst technology and intellectual property to TKK for use in the defined territory for a total selling price of $7.5 million. TKK will provide that intellectual property to TCC on a royalty-free basis. The Company also sold shares in TCC to TKK reducing its ownership to 30%. Of this sale, $5.0 million was completed and recognized in 2008 with $2.5 million recognized in 2009.
     In December 2009, the Company agreed to sell and transfer specific three-way catalyst and zero platinum group metal patents to TKK for use in specific geographic regions. The patents were sold for $3.9 million. TKK paid the Company $1.9 million in 2009 and $2.0 million in the first quarter of 2010. The Company recognized the gain on sale of the patents of $3.9 million in the three months ended March 31, 2010. As part of the transaction, the Company also sold shares in TCC, which reduced its ownership in the joint venture to 5%. As the Company is contractually obligated to fund its portion of the losses of the joint venture based on its ownership percentage, the Company recognized a gain of $1.1 million during the year ended December 31, 2009 as a result of the decrease in ownership and the related decrease to its obligation to fund losses. The gain is included in other income.
     The Company’s investment in TCC is accounted for using the equity method as the Company still has significant influence over TCC as a result of having a seat on TCC’s board. In February 2010, the Company entered into an agreement to loan 37.5 million JPY (approximately $0.4 million) to TCC to fund continuing operations. The loan was funded in four monthly tranches starting in February 2010 and ending in May 2010. As of December 31, 2010, the Company had loaned TCC 37.5 million JPY. If the loan is not repaid by TCC, it

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
will offset the Company’s obligation to fund its portion of TCC’s losses. Given TCC’s historical losses, the loan has been recorded as a reduction of such obligations. At December 31, 2010, the Company’s loan to TCC less its share of accumulated losses in the amount of $0.1 million is included in other current assets. TCC operates with a March 31 fiscal year-end. Financial information for TCC as of and for the year ended December 31, 2010 and 2009 is as follows (in thousands):

	December 31,
	2010	2009
Assets	$3,402	$6,928
Liabilities	8,422	10,980

Deficit	$(5,020)	$(4,052)

	Years Ended
	December 31,
	2010	2009
Net sales	$2,669	$745
Gross margin	$(2,372)	$(213)
Net loss	$(388)	$(4,379)
17. Sale of Energy Systems Division
     On October 1, 2009, the Company sold all significant assets of Applied Utility Systems, Inc., which comprised the Company’s Energy Systems division, for up to $10.0 million, including $8.6 million in cash and contingent consideration of $1.4 million. Of the contingent consideration, $0.5 million was contingent upon Applied Utility Systems being awarded certain projects and $0.9 million is retention against certain project and contract warranties and other obligations. The Company has not recognized any of the contingent consideration as of December 31, 2010 and will only do so if the contingencies are resolved favorably. The $0.5 million of contingent consideration that was contingent on the award of certain projects was not earned and will not be paid.
     The income, net of tax of the Energy Systems division is presented as discontinued operations. Income from discontinued operations for the year ended December 31, 2010 includes a gain of $0.5 million recognized pursuant to the October 20, 2010 settlement agreement as discussed in Note 10 above and Note 19. There was no revenue included within discontinued operations for the year ended December 31, 2010. Revenue included within discontinued operations was $14.0 million for year ended December 31, 2009.
18. Related-party Transactions
     One of the Company’s Directors, Mr. Alexander (“Hap”) Ellis, III, is a partner of RockPort Capital Partners (“RockPort”), a shareholder in the Company which subscribed for $0.9 million of the Notes discussed in Note 3 and 10.
     In June 2008, the Company put in place a debt facility with Cycad Group, LLC (a significant shareholder of the Company) that would allow a one-time draw down of up to $3.3 million. To avoid any conflict of interest, Mr. K. Leonard Judson, officer of Cycad Group, LLC and Non-Executive Director of the Company, recused himself from all Board of Directors discussions and voting pertaining to the debt facility. Mr. Judson resigned from the Board of Directors of the Company in January 2009. The debt facility was repaid in full on October 1, 2009.
     In October 2008, the Company’s Board of Directors unanimously adopted a resolution to waive the Non-Executive Directors’ right to receive, and the Company’s obligation to pay, any director fees with respect to participation in Board and Committee meetings and other matters with effect from July 1, 2008 and continuing thereafter until the Directors elect to adopt resolutions reinstating such fees. On May 1, 2009, the Directors adopted a resolution to reinstate the accrual of director fees effective January 1, 2009, with a payment schedule to be determined at a later date. As of December 31, 2009 an amount of $0.4 million was accrued for Directors fees and was due and payable to the Directors. As part of the $4.0 million issuance of Notes discussed in Note 3 and 10, the Company agreed to pay director fees accrued as of December 31, 2009, which amounted to

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
$0.4 million. These fees were paid on October 15, 2010 immediately prior to the merger in a combination of stock and cash, with the cash portion being $0.1 million.
     Innovator Capital Limited, a financial services company based in London, England, provided financial advice to CDTI. Mr. Mungo Park, one of the Company’s Directors (and Chairman of CDTI’s Board prior to the Merger) is a principal and chairman of Innovator.
      In November 20, 2009, CDTI entered into an engagement letter with Innovator to provide financing and merger and acquisition services. In connection with the closing of the Merger and Regulation S private placement that preceded the Merger, CDTI paid Innovator a fee of approximately $761,000 comprised of $500,000 in cash and 32,414 shares of common stock. In addition, CDTI paid Innovator a fee of $50,000 in cash and 15% of the gross proceeds of CDTI’s Regulation S private placement through the issuance of 14,863 warrants to purchase common stock.
     Derek Gray, a member of the Company’s Board of Directors, subscribed for units as part of CDTI’s Regulation S private placement, which CDTI completed on October 15, 2010 immediately prior to the Merger. Accordingly, on October 15, 2010, CDTI sold Mr. Gray units consisting of 8,823 shares of our common stock and warrants to purchase 13,333 shares of our common stock for approximately $13,333 in cash.
19. Commitments and Contingencies
     Lease Commitments
     The Company leases certain equipment and facilities under operating leases that expire through December 2018. The Company recognizes its minimum lease payments, including escalation clauses, on a straight line basis over the minimum lease term of the lease. Rent expense during 2010 and 2009 totaled $1.3 million and $1.5 million, respectively. The gross amount of assets recorded under capital leases is $0.1 million. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2010 are (in thousands):

	Capital	Operating
	leases	leases
Years ending December 31:
2011	$32	$1,248
2012	14	1,180
2013	6	839
2014	—	641
2015	—	388
Later years, through 2018	—	762

Total minimum lease payments	52	$5,058

Less amount representing interest	(6)

Present value of net minimum capital lease payments	$46

     Legal Proceedings
     In connection with the Company’s acquisition of the assets of Applied Utility Systems, Inc., Applied Utility Systems entered into a Consulting Agreement with M.N. Mansour, Inc. (“Mansour, Inc.”), pursuant to which Mansour, Inc. and Dr. M.N. Mansour (“Dr. Mansour”) agreed to perform consulting services for Applied Utility Systems. As further discussed in Note 17, the income, net of tax of Applied Utility Systems is presented as discontinued operations. During February 2008, Applied Utility Systems terminated the Consulting Agreement for cause and alleged that Mansour, Inc. and Dr. Mansour had breached their obligations under the Consulting Agreement. The matter was submitted to binding arbitration in Los Angeles, California. On April 13, 2010, the Arbitrator rendered a Final Award (a) finding that the Consulting Agreement was properly terminated by the Company on February 27, 2008, (b) excusing the Company from any obligation to make any further payments under the Consulting Agreement, (c) obligating Mansour, Inc. to pay the Company an amount equal to 75% of all amounts paid to Mansour Inc. by the Company under the Consulting Agreement, and (d) awarding the Company attorney’s fees in the amount of $450,000, resulting in a total award of approximately $1.2 million. A hearing was held on August 2, 2010, during which the court confirmed the arbitrator’s award in its entirety. The Company reversed its accrued liability of $1.5 million and recorded an associated gain within discontinued operations during the quarter ending September 30, 2010, which represents the period in which the court confirmed the award and the Company was legally released from its liability. The Company, as part of the settlement on October 20, 2010 with Dr. Mansour with regards to the consideration due, described below, agreed to release its claim under the settlement on the breach of the Consulting Agreement.
     At December 31, 2009, the Company had $3.0 million of consideration due to the seller under the Applied Utility Systems Asset Purchase Agreement dated August 28, 2006. The consideration was due August 28, 2009 and accrues interest at 5.36%. In addition, the Asset Purchase Agreement provides that the Company would pay the seller an earn-out amount based on the revenues and net profits from the conduct of the acquired business of Applied Utility Systems. The earn-out potentially was payable over a period of ten years beginning January 1, 2009. The Company has not paid any earn-out amount for the fiscal years ended December 31, 2010 or 2009.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
The assets of the business were sold on October 1, 2009. The seller commenced an action in California Superior Court to compel arbitration regarding the consideration which was due in August 2009. Such action was stayed by the court and the seller was directed to pursue any collection action through arbitration. The seller commenced arbitration proceedings to collect the consideration which was due in August 2009 and any earn-out amounts payable under the Asset Purchase Agreement. The earn-out requested under the proceedings was $21.0 million, which is the maximum earnable over the ten-year period of the earn-out defined in the Asset Purchase Agreement.
     On October 20, 2010, the Company and the seller reached a settlement, which ends all outstanding litigation and arbitration claims between the Seller and the Company. On October 22, 2010, the Company made an initial payment to the Seller of $1.5 million. The Company recorded a gain of $0.6 million in 2010 which is included in discontinued operations in the accompanying Statement of Operations. As provided for within the agreement, the Company paid the seller $1.575 million on January 4, 2011, closing out all of the Company’s obligations in this matter.
     On September 30, 2008, Applied Utility Systems, Inc. (“AUS”), a former subsidiary of the Company, filed a complaint against Benz Air Engineering, Inc. (“Benz Air”). The complaint was amended on January 16, 2009, and asserts claims against Benz Air for breach of contract, common counts and slander. AUS seeks $0.2 million in damages, plus interest, costs and applicable penalties. In response to the complaint, Benz Air filed a cross-complaint on November 17, 2008, which named both AUS and the Company as defendants. The cross-complaint asserts claims against AUS and the Company for breach of oral contract, breach of express warranty, breach of implied warranty, negligent misrepresentation and intentional misrepresentation and seeks not less than $0.3 million in damages, plus interest, costs and punitive damages. The Company is unable to estimate any potential payment for claimed and punitive damages as they have not been quantified by Benz Air. The Company believes it is more likely than not to prevail in this matter, however as jury trials are not predictable, it is reasonably possible that an unfavorable verdict could be returned. The trial began on September 14, 2010 and has been postponed to May 2, 2011.
     On April 30, 2010, CDTI received a complaint from the Hartford, Connecticut office of the U.S. Department of Labor under Section 806 of the Corporate and Criminal Fraud Accountability Act of 2001, Title VIII of the Sarbanes-Oxley Act of 2002, alleging that a former employee had been subject to discriminatory employment practices. CDTI’s Board of Directors terminated the employee’s employment on April 19, 2010. The complainant in this proceeding does not demand specific relief. However, the statute provides that a prevailing employee shall be entitled to all relief necessary to make the employee whole, including compensatory damages, which may be reinstatement, back pay with interest, front pay, and special damages such as attorney’s and expert witness fees. CDTI responded on June 14, 2010, denying the allegations of the complaint. Based upon current information, management, after consultation with legal counsel defending the Company’s interests, believes the ultimate disposition will have no material effect upon its business, results or financial position. As no specific quantification of damages has been provided by the Claimant, the Company cannot provide a reasonable range of possible outcomes.
     In addition to the above, the Company is from time to time involved in collection matters routine to its business.
Sales and use tax audit
     The Company is undergoing a sales and use tax audit by the State of California on Applied Utility Systems a former subsidiary of the Company for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State of California asserts that proper documentation of resale may not have been obtained. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State of California. Accordingly, no accrual has been recorded for this matter. The range of potential outcomes in this matter range from zero to $0.6 million. Should the Company not prevail in this matter, it has certain indemnifications from its customer related to sales tax and would pursue reimbursement from the customer for all assessments from the State.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
20. Segment Reporting
     The Company has two division segments based on the products it delivers:
     Heavy Duty Diesel Systems division — The Heavy Duty Diesel Systems division includes retrofit of legacy diesel fleets with emissions control systems and the emerging opportunity for new engine emissions controls for on- and off-road vehicles. In 2007, the Company acquired Engine Control Systems (ECS), an Ontario, Canada-based company focused on a variety of heavy duty vehicle applications. This environmental business segment specializes in the design and manufacture of verified exhaust emissions control solutions. The operations of CDTI are included in the Heavy Duty Diesel Systems division from the October 15, 2010 Merger date. Globally, the Heavy Duty Diesel Systems division offers a range of products for the verified retrofit and OEM markets through its distributor/dealer network and direct sales. The ECS and Clean Diesel Technologies-branded products are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. The retrofit market in the U.S. is driven in particular by state and municipal environmental regulations and incentive funding for voluntary early compliance. The Heavy Duty Diesel Systems division derives significant revenues from retrofit with a portfolio of solutions verified by the California Air Resources Board and the United States Environmental Protection Agency.
     Catalyst division — The Catalyst division is the original part of the Catalytic Solutions (CSI) business behind the Company’s proprietary Mixed Phase Catalyst (MPC ® ) technology enabling the Company to produce catalyst formulations for gasoline, diesel and natural gas induced emissions that offer performance, proven durability and cost effectiveness for multiple markets and a wide range of applications. A family of unique high-performance catalysts has been developed — with base-metals or low platinum group metal (PGM) and zero PGM content — to provide increased catalytic function and value for technology-driven automotive industry customers. The Catalyst division’s technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and it has supplied over ten million parts to light duty vehicle customers since 1996. The Catalyst division also provides catalyst formulations for the Company’s Heavy Duty Diesel Systems division.
     Corporate — Corporate includes cost for personnel, insurance, recapitalization expense and public company expenses such as legal, audit and taxes that are not allocated down to the operating divisions.
     Discontinued operations — In 2006, the Company purchased Applied Utility Systems, Inc., a provider of cost-effective, engineered solutions for the clean and efficient utilization of fossil fuels. Applied Utility Systems, referred to as the Company’s Energy Systems division, provided emissions control and energy systems solutions for industrial and utility boilers, process heaters, gas turbines and generation sets used largely by major utilities, industrial process plants, OEMs, refineries, food processors, product manufacturers and universities. The Energy Systems division delivered integrated systems built for customers’ specific combustion processes. As discussed in Note 17, this division was sold on October 1, 2009.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
     Summarized financial information for the Company’s reportable segments as of and for the year ended December 31, 2010 and 2009 are shown in the following table (in thousands):

	Years Ended
	December 31,
	2010	2009
Net sales
Heavy Duty Diesel Systems	$31,161	$25,916
Catalyst	17,726	25,074
Corporate	—	—
Eliminations (1)	(770)	(476)

Total	$48,117	$50,514

Income (loss) from operations
Heavy Duty Diesel Systems	$1,882	$1,942
Catalyst (2)	(2,515)	(5,730)
Corporate	(3,199)	(4,169)
Eliminations	(37)	—

Total	$(3,869)	$(7,957)

Depreciation and amortization
Heavy Duty Diesel Systems	$1,105	$1,143
Catalyst	251	251
Corporate	—	—

Total	$1,356	$1,394

Capital expenditures
Heavy Duty Diesel Systems	$402	$294
Catalyst	20	335
Eliminations	—	—

Total	$422	$629

	December 31,
	2010	2009
Total assets
Heavy Duty Diesel Systems	$36,489	$28,181
Catalyst	33,567	29,231
Discontinued operations	1,247	532
Eliminations	(38,655)	(27,701)

Total	$32,648	$30,243

(1)	Elimination of Catalyst revenue related to sales to Heavy Duty Diesel Systems.

(2)	Catalyst division income from operations includes a $3.9 million gain on sale of intellectual property to TKK in 2010 and $2.5 million in 2009.
     Interest expense for Heavy Duty Diesel Systems was $0.4 million and $0.3 million for 2010 and 2009, respectively, and interest expense for Catalyst was $3.2 million and $2.0 million for 2010 and 2009, respectively.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
     Net sales by geographic region based on location of sales organization for the year ended December 31, 2010 and 2009 are shown in the following table (in thousands):

	Years Ended
	December 31,
	2010	2009
United States	$20,844	$27,671
Canada	21,173	18,247
Europe	6,100	4,596

Total	$48,117	$50,514

     Net fixed assets and net assets by geographic region as of December 31, 2010 and 2009 are shown in the following table (in thousands):

	Net Fixed Assets		Total Assets
	2010	2009	2010	2009
United States	$1,119	$1,316	$13,446	$10,333
Canada	1,458	1,313	13,986	16,016
Europe	307	268	5,216	3,894

Total	$2,884	$2,897	$32,648	$30,243

21. Subsequent Events
     On February 14, 2011, the Company entered into Sale and Security Agreements with FGI to provide for a $7.5 million secured demand facility backed by its receivables and inventory. The FGI facility has an initial two-year term and may be extended at the Company’s option for additional one-year terms. In addition to the Company, the following subsidiaries entered into Sale and Security Agreements with FGI: Catalytic Solutions, Inc., Engine Control Systems Limited, Engine Control Systems Ltd. and Clean Diesel International, LLC (the “Credit Subsidiaries”). The Company and the Credit Subsidiaries also entered into guarantees to guarantee the performance of the others of their obligations under the Sale and Security Agreements. The Company also granted FGI a first lien collateral interest in substantially all of its assets. On February 16, 2011, approximately $2.1 million of proceeds from advances under this facility were used to pay in full the balance of the Company’s obligations under the Second Amended and Restated Loan Agreement dated as of June 27, 2008 with Fifth Third Bank.
     Under the FGI facility, FGI can elect to purchase eligible accounts receivables from the Company and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance the Company up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to the Company net of interest and fees on advances once the receivables are collected from customers. The Company may also borrow up to $1 million against eligible inventory subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. The interest rate on advances or borrowings under the FGI facility will be the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate.” Any advances or borrowings under the FGI facility are due on demand. The Company also agreed to pay FGI collateral management fees of: 0.44% per month on the face amount of eligible receivables as to which advances have been made and 0.55% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.
     The Company paid FGI a one time facility fee of $75,000 upon entry into the FGI facility, and agreed that it will pay a $150,000 termination fee if it terminates within the first 360 days ($76,000 if it terminates in second 360 days and prior to the expiration of the facility). FGI may terminate the facility at any time.
     On January 4, 2011, using proceeds of the loan from Kanis S.A. and cash on hand, the Company paid in full its obligation to make subsequent payments under our October 20, 2010 settlement agreement with respect to the litigation and other disputes in connection with our purchase of Applied Utility Systems assets in August 2006. For more information relating to the settlement agreement, see Note 19.
     The Earthquake and resulting tsunami in Japan has caused a disruption to automotive production. One of the Company’s largest customers has significant operations in Japan and has been impacted by the disaster there. The Company’s shipments are primarily to U.S.-based production sites; however, due to parts delays coming out of Japan, our customer is temporarily reducing their U.S.-based production. The impact of this temporary production disruption is indeterminate at this time; however, we anticipate that we will begin to see some negative effects in the second quarter of 2011.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
22. Quarterly Results of Operations (unaudited)
     A summary of the unaudited quarterly consolidated results of operations follows (in thousands, except per share amounts).

	Three Months Ended
2010	December 31	September 30	June 30	March 31
Revenues	$11,807	$10,939	$12,926	$12,445
Gross margin	$2,737	$2,523	$3,169	$3,606
Net (loss) income from continuing operations (1)	$(6,081)	$(4,069)	$(1,861)	$2,667
Net (loss) income from discontinued operations	397	732	(86)	(75)

Net (loss)income	$(5,684)	$(3,337)	$(1,947)	$2,592

Net (loss) income from continuing operations per common share
Basic	$(1.85)	$(7.40)	$(3.38)	$4.85
Diluted	$(1.85)	$(7.40)	$(3.38)	$4.84
Net (loss) income per common share:
Basic	$(1.73)	$(6.07)	$(3.54)	$4.71
Diluted	$(1.73)	$(6.07)	$(3.54)	$4.70

	Three Months Ended
2009	December 31	September 30	June 30	March 31
Revenues	$17,969	$13,401	$9,866	$9,278
Gross margin	$5,119	$3,286	$1,180	$2,382
Net income (loss) from continuing operations (1)	$672	$(3,174)	$(5,035)	$(1,961)
Net income (loss) from discontinued operations	2,645	36	141	(1,300)

Net income (loss)	$3,317	$(3,138)	$(4,894)	$(3,261)

Net income (loss) from continuing operations per common share
Basic	$1.22	$(5.77)	$(9.34)	$(3.38)
Diluted	$1.22	$(5.77)	$(9.34)	$(3.38)
Net income (loss) per common share:
Basic	$6.03	$(5.71)	$(9.09)	$(5.74)
Diluted	$6.00	$(5.71)	$(9.09)	$(5.74)

(1)	Includes a pre-tax gain of $3.9 million and $2.8 million from the sale of intellectual property to TKK in the quarters ended March 31, 2010 and March 31, 2009, respectively.

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of May 13, 2010, among Clean Diesel Technologies, Inc., CDTI Merger Sub, Inc. and Catalytic Solutions , Inc. (incorporated by reference to Annex A to the joint proxy statement/information statement and prospectus included in Clean Diesel’s Registration Statement on Form S-4/A filed on September 23, 2010).

2.2	Letter Agreement dated September 1, 2010 amending the Agreement and Plan of Merger dated as of May 13, 2010 (incorporated by reference to Exhibit 2.2 to the joint proxy statement/information statement and prospectus included in Clean Diesel’s Registration Statement on Form S-4/A filed on September 23, 2010).

2.3	Letter Agreement dated September 14, 2010 amending the Agreement and Plan of Merger dated as of May 13, 2010 (incorporated by reference to Exhibit 2.3 to the joint proxy statement/information statement and prospectus included in Clean Diesel’s Registration Statement on Form S-4/A filed on September 23, 2010).

3.1	Restated Certificate of Incorporation of Clean Diesel Technologies, Inc. dated as of March 21, 2007 (incorporated by reference to Exhibit 3(i)(a) to Clean Diesel’s Annual report on Form 10-K for the year ended December 31, 2006 and filed on March 30, 2007).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Clean Diesel Technologies, Inc. dated as of June 15, 2007 (incorporated by reference to Exhibit 3(i)(b) to Clean Diesel’s Registration Statement on Form S-1 (No. 333-144201) dated on June 29, 2007).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Clean Diesel’s Post-Effective Amendment No.1 to Form S-4 on Form S-3 (No. 333-166865) filed on November 10, 2010).

3.4	By-Laws of Clean Diesel Technologies, Inc. as amended through November 6, 2008 (incorporated by reference to Exhibit 3.1 to Clean Diesel’s Quarterly Report on Form 10-Q filed on November 10, 2008).

4.1	Specimen of Certificate for Clean Diesel Technologies, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to Clean Diesel’s Post-Effective Amendment No.1 to Form S-4 on Form S-3 (No. 333-166865) filed on November 10, 2010).

10.1	Letter Agreement, dated May 13, 2010 between Clean Diesel and Innovator Capital, Ltd. (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on May 18, 2010) as amended by the Letter Agreement, dated August 23, 2010 between Clean Diesel and Innovator Capital, Ltd. (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on August 25, 2010).

10.2*	Form of Warrant issued to Innovator Capital, Ltd., dated October 15, 2010.

10.3	Engagement Letter between Clean Diesel and Innovator Capital Ltd., dated November 20, 2009 (incorporated by reference to Exhibit 10 to Clean Diesel’s Current Report on Form 8-K filed on November 24, 2009) as amended by the Amendment of Engagement Letter between Clean Diesel and Innovator Capital Ltd dated April 21, 2010 (incorporated by reference to Exhibit 10(a) to Clean Diesel’s Quarterly Report on Form 10-Q filed on May 14, 2010).

10.4*	Form of Clean Diesel Offshore Private Placement Commitment Letter, including Form of Warrant.

10.5	Form of Warrant to purchase Common Stock (incorporated by reference to Exhibit 4.2 to Clean Diesel’s Post-Effective Amendment No. 1 to Form S-4 on Form S-3 (No. 333-166865) filed on November 10, 2010).

Exhibit
No.	Description

10.6	Registration Rights Agreement dated October 15, 2010 (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on October 21, 2010).

10.7	Assignment and Assumption Agreement dated October 15, 2010 (incorporated by reference to Exhibit 10.2 to Clean Diesel’s Current Report on Form 8-K filed on October 21, 2010).

10.8	Settlement Agreement and Releases between Mansour and M.N. Mansour Inc. (collectively “Mansour”) and Catalytic Solutions, Inc. and Applied Utility Systems, Inc. dated October 20, 2010 (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on October 25, 2010).

10.9	Loan Commitment Letter, dated December 30, 2010, between Kanis S.A. and Clean Diesel (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on January 5, 2011).

10.10	Form of $1,500,000 Promissory Note Dated December 30, 2010 (incorporated by reference to Schedule A to Loan Commitment Letter filed as Exhibit 10.1 to Clean Diesel’s current report on Form 8-K filed on January 5, 2011).

10.11	Form of Warrant issued to Kanis S.A., dated December 30, 2010 (incorporated by reference to Schedule B to Loan Commitment Letter filed as Exhibit 10.1 to Clean Diesel’s current report on Form 8-K filed on January 5, 2011).

10.12	Letter Agreement dated January 13, 2011 among Fifth Third Bank, Catalytic Solutions, Inc. and certain other direct or indirect subsidiaries of Clean Diesel (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on January 20, 2011).

10.13	Form of Agreement of Sale of Accounts and Security Agreement, dated February 14, 2011 between Faunus Group International, Inc. and Clean Diesel (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on February 16, 2011).

10.14	Form of Agreement Guaranty, dated February 14, 2011 between Faunus Group International, Inc. and Clean Diesel, Clean Diesel International LLC, Catalytic Solutions, Inc., Engine Control Systems, Ltd., Engine Control Systems Limited, Clean Diesel Technologies Limited, Engine Control Systems Europe AB, ECS Holdings, Inc., Catalytic Solutions Holdings, Inc. and CSI Aliso, Inc. (incorporated by reference to Exhibit 10.2 to Clean Diesel’s Current Report on Form 8-K filed on February 16, 2011).

10.15**	Employment Agreement, dated October 17, 2006, between Charles F. Call and CSI (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Clean Diesel’s Registration Statement on Form S-4/A (No. 333-166865) filed on August 30, 2010).

10.16**	Employment Agreement, dated July 9, 2008, between Nikhil A. Mehta and CSI (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Clean Diesel’s Registration Statement on Form S-4/A (No. 333-166865) filed on August 30, 2010).

10.17**	Employment Agreement, dated October 17, 2006, between Stephen J. Golden, Ph.D., and CSI (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Clean Diesel’s Registration Statement on Form S-4/A (No. 333-166865) filed on August 30, 2010).

10.18**	Employment Agreement effective January 16, 2009 between Dr. Daniel K. Skelton and Clean Diesel (incorporated by reference to Exhibit 10(t) to Clean Diesel’s Annual Report on Form 10-K filed on March 25, 2010).

10.19**	Employment Agreement effective March 30, 2009 between Michael L. Asmussen and Clean Diesel (incorporated by reference to Exhibit 10 to Clean Diesel’s Quarterly Report on Form 10-Q filed on May 11, 2009).

10.20**	Employment Agreement, dated September 23, 2003, between Tim Rogers, and Clean Diesel (incorporated by reference to Exhibit 10(x) to Clean Diesel’s Annual Report on Form 10-K filed on March 30, 2007) as amended by the letter agreement dated May 3, 2004 (incorporated by reference to Exhibit 10(n) to Clean Diesel’s Annual Report on Form 10-K filed on March 25, 2010).

10.21**	Interim Services Agreement between Clean Diesel and SFN Professional Services LLC d/b/a Tatum as of April 23, 2010 (incorporated by reference to Exhibit 10(b) to Clean Diesel’s Quarterly Report on Form 10-Q filed on May 14, 2010).

Exhibit
No.	Description

10.22**	Consulting Services Agreement effective January 27, 2010 between David F. Merrion and Clean Diesel (incorporated by reference to Exhibit 10(u) to Clean Diesel’s Annual Report on Form 10-K filed on March 25, 2010).

10.23**	1994 Incentive Plan as amended through June 11, 2002 (incorporated by reference to Exhibit 10(d) to Clean Diesel’s Annual Report on Form 10-K filed on March 30, 2007).

10.24**	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10(h) to Clean Diesel’s Form 10-K filed on March 30, 2007).

10.25**	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10(h) to Clean Diesel’s Form 10-K filed on March 30, 2007).

10.26**	Form of Non-Executive Director Stock Option Agreement (incorporated by reference to Exhibit to Clean Diesel’s Registration Statement on Form S-8 (No. 333-117057) dated July 1, 2004).

21*	Subsidiaries of Clean Diesel Technologies, Inc.

23*	Consent of KPMG LLP, Independent Registered Public Accountants.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith

**	Indicates a management contract or compensatory plan or arrangement