Form 10-Q
period 2011-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2011-05-13
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 9, 2011, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 3,987,812.

CLEAN DIESEL TECHNOLOGIES, INC.
EXPLANATORY NOTE
     On October 15, 2010, we completed the merger of our wholly-owned subsidiary, CDTI Merger Sub, Inc., with and into Catalytic Solutions, Inc., a California corporation (“CSI”), as contemplated by that certain Agreement and Plan of Merger dated May 13, 2010, as amended by letter agreements dated September 1, 2010 and September 14, 2010 (the “Merger Agreement”). We refer to this transaction as the “Merger,” see Note 3 to our Notes to Condensed Consolidated Financial Statements. On October 15, 2010, we also effected a one-for-six reverse stock split of the shares of our common stock. When we refer to our shares of common stock on a “post-split” basis, it means after giving effect to the one-for-six reverse stock split. The Merger was accounted for as a reverse acquisition and, as a result, our company’s (the legal acquirer) consolidated financial statements are now those of CSI (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of our company being included effective from the date of the closing of the Merger.
     As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “the company,” “we,” “us,” and “our” refer to Clean Diesel Technologies, Inc. after giving effect to the Merger, unless the context requires otherwise.

i

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
     Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual results could differ from those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Form 10-K”) including without limitation the following:
•	Our auditor’s report for the year ended December 31, 2010 includes a “going concern” explanatory paragraph and we need additional sources of funding in order to conduct our operations for any reasonable length of time. Although we issued $3 million of our 8% subordinated convertible notes to Kanis S.A. on May 6, 2011, at this time no assurances can be provided that we will have sufficient cash and credit to sustain operations for a reasonable period of time without obtaining additional funding;

•	Historically, we have been dependent on a few major customers for a significant portion of our company’s revenue and the revenue could decline if we are unable to maintain or develop relationships with current of potential customers, or if such customers reduce demand for our products;

•	Failure of one or more key suppliers to timely deliver could prevent, delay or limit us from supplying products; and

•	Future growth of our business depends, in part, on market acceptance of our catalyst products, successful verification of our products and retention of our verifications.
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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$1,245	$5,007
Accounts receivable, net	7,460	5,475
Inventories	6,097	5,253
Prepaid expenses and other current assets	1,163	1,818

Total current assets	15,965	17,553
Property and equipment, net	3,050	2,884
Intangible assets, net	7,029	7,294
Goodwill	4,823	4,671
Other assets	211	246

Total assets	$31,078	$32,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,539	$2,431
Settlement obligation	—	1,575
Accounts payable	6,562	4,588
Warrant liability	766	1,238
Accrued expenses and other current liabilities	4,206	4,466
Income taxes payable	241	455

Total current liabilities	14,314	14,753
Shareholder note payable	1,437	1,410
Capital lease obligation	38	46
Deferred tax liability	1,132	1,096

Total liabilities	16,921	17,305

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 12,000,000; issued and outstanding 3,987,812 and 3,959,208 shares at March 31, 2011 and December 31, 2010, respectively	40	40
Additional paid-in capital	173,848	173,262
Accumulated other comprehensive income (loss)	312	(239)
Accumulated deficit	(160,043)	(157,720)

Total stockholders’ equity	14,157	15,343

Total liabilities and stockholders’ equity	$31,078	$32,648

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$13,784	$12,445
Cost of revenues	9,777	8,839

Gross margin	4,007	3,606

Operating expenses:
Selling, general and administrative	4,551	3,037
Research and development	1,514	988
Recapitalization expense	—	167
Gain on sale of intellectual property	—	(3,900)

Total operating expenses	6,065	292

(Loss) income from operations	(2,058)	3,314

Other income (expense):
Interest income	6	3
Interest expense	(213)	(147)
Other income (expense), net	167	(297)

Total other expense	(40)	(441)

(Loss) income from continuing operations before income taxes	(2,098)	2,873
Income tax expense from continuing operations	222	206

Net (loss) income from continuing operations	(2,320)	2,667
Net loss from operations of discontinued Energy Systems division	(3)	(75)

Net (loss) income	$(2,323)	$2,592

Basic net (loss) income per share:
Net (loss) income from continuing operations per share	$(0.58)	$4.85
Net loss from discontinued operations per share	—	(0.14)

Net (loss) income per share	$(0.58)	$4.71

Diluted net (loss) income per share:
Net (loss) income from continuing operations per share	$(0.58)	$4.83
Net loss from discontinued operations per share	—	(0.13)

Net (loss) income per share	$(0.58)	$4.70

Weighted-average number of common shares outstanding:
Basic	3,984	550

Diluted	3,984	552

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(2,323)	$2,592
Loss from discontinued operations	3	75
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	584	310
Recovery of doubtful accounts	(2)	(14)
Compensation expense for options	320	46
Amortization of debt discount and accretion of debt payment premium	27	—
Accelerated amortization of debt issuance costs	75	—
(Gain) loss on unconsolidated affiliate	(10)	56
Loss on foreign currency transactions	199	301
Gain on disposal of property and equipment	(22)	—
Gain on sale of intellectual property	—	(3,900)
Change in fair value of liability-classified warrants	(433)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,847)	2,069
Inventories	(721)	(310)
Prepaid expenses and other assets	700	750
Accounts payable	1,919	57
Income taxes payable	(244)	(538)
Accrued expenses and other current liabilities	(312)	(1,550)

Cash used in operating activities of continuing operations	(2,087)	(56)
Cash used in operating activities of discontinued operations	(3)	(75)

Net cash used in operating activities	(2,090)	(131)

Cash flows from investing activities:
Purchases of property and equipment	(309)	(78)
Proceeds from sale of property and equipment	22	—
Proceeds from sale of intellectual property	—	2,000

Net cash (used in) provided by investing activities	(287)	1,922

Cash flows from financing activities:
Net borrowings under demand line of credit	2,539	—
Borrowings under line of credit	—	248
Repayment of line of credit	(2,540)	(2,073)
Proceeds from exercise of warrants	227	—
Payment of settlement obligation	(1,575)	—
Repayment of capital lease obligations	(8)	(7)
Payments for debt issuance costs	(115)	—

Net cash used in financing activities	(1,472)	(1,832)

Effect of exchange rates on cash	87	(48)

Net change in cash and cash equivalents	(3,762)	(89)
Cash and cash equivalents at beginning of period	5,007	2,336

Cash and cash equivalents at end of period	$1,245	$2,247

Supplemental disclosures:
Cash paid for interest	$180	$107
Cash paid for income taxes	$621	$646
See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
  a. Description of Business
     Clean Diesel Technologies, Inc. is a vertically-integrated global manufacturer and distributor of emissions control systems and products, focused in the heavy duty diesel and light duty vehicle markets. Its emissions control systems and products are designed to deliver high value to its customers while benefiting the global environment through air quality improvement, sustainability and energy efficiency. It has operations in the United States, Canada, the United Kingdom, France, Japan and Sweden as well as an Asian joint venture.
  b. Merger
     On October 15, 2010, Clean Diesel Technologies, Inc. (“CDTI”) consummated a business combination with Catalytic Solutions, Inc. (“CSI”) through the merger of its wholly-owned subsidiary, CDTI Merger Sub, Inc., with and into CSI pursuant to the terms of the Agreement and Plan of Merger dated May 13, 2010, as amended by letter agreements dated September 1, 2010 and September 14, 2010 (the “Merger Agreement”). The Company refers to this transaction as the “Merger.” Pursuant to the terms of the Merger Agreement, all of the outstanding common stock of CSI (both Class A and Class B) was cancelled and CDTI issued (or reserved for issuance to the holder of an “in-the-money” warrant of CSI) an aggregate 2,287,872 shares of CDTI common stock and warrants to acquire 666,581 shares of CDTI common stock to the former security holders of CSI and its financial advisor (each after giving effect to a one for six reverse stock split of CDTI’s common stock that took effect on October 15, 2010). In connection with the Merger, CSI became a wholly-owned subsidiary of the Company, with the former security holders of CSI and its financial advisor in the Merger collectively owning shares of the Company’s common stock representing approximately 60% of the voting power of the Company’s outstanding common stock immediately after completion of the Merger.
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
  c. Liquidity
     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the consolidated financial statements contemplate the realization of assets and settlement of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $160.0 million at March 31, 2011. The Company has funded its operations through equity sales, debt and bank borrowings.
     On February 14, 2011, the Company and certain of its subsidiaries entered into separate Sale and Security Agreements with Faunus Group International, Inc. (“FGI”) to provide for a $7.5 million secured demand facility backed by the Company’s receivables and inventory. On February 16, 2011, approximately $2.1 million of proceeds from advances under this facility were used to pay in full the balance of the obligations under CSI’s credit facility with Fifth Third Bank. Amounts outstanding under the FGI facility, totaling $2.5 million at March 31, 2011, are due on demand and, therefore, are classified as current liabilities in the accompanying condensed, consolidated balance sheet.
     On April 11, 2011, the Company entered into a Subordinated Convertible Notes Commitment Letter with Kanis S.A. (“Purchaser”) that provides for the sale and issuance by the Company of 8% subordinated convertible notes (the “Notes”). As provided in the Commitment Letter, on May 6, 2011 Purchaser acquired from the Company at par, $3,000,000 aggregate principal amount of the Notes. The Notes bear interest at a rate of 8% per annum, which is payable quarterly in arrears. See Note 15 “Subsequent Events” for a detailed description of the Notes.
     At March 31, 2011, the Company had $1.2 million in cash. The Company’s access to working capital is limited and its debt service obligations and projected operating costs for 2011 exceed its cash balance at March 31, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2. Summary of Significant Accounting Policies
  a. Stockholders’ Equity
     Stockholders’ equity, including all share and per share amounts, has been retroactively restated to reflect the number of shares of common stock received by former CSI stockholders in the Merger and includes the effect of the one-for-six reverse stock split of CDTI’s common stock that became effective immediately prior to the closing of the Merger. See Note 3.
  b. Principles of Consolidation
     The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
  c. Concentration of Risk
     For the periods presented below, certain customers accounted for 10% or more of the Company’s revenues as follows:

	Three Months Ended
	March 31,
Customer	2011	2010
A	24%	22%
B	2%	17%
     The customers above are automotive OEMs and relate to sales within the Catalyst segment.
     The March 2011 earthquake and resulting tsunami in Japan has caused a disruption to automotive production. Customer A has significant operations in Japan and has been impacted by the disaster there. Although the Company’s shipments are primarily to U.S.-based production sites, due to parts delays coming out of Japan, the Company’s customer is temporarily reducing its U.S.-based production. The Company does not know for certain how long this temporary disruption will last; however, it expects to experience some negative effects in sales in the second quarter of 2011 and does not yet know what the effects will be in the third quarter or 2011.
     For the periods presented below, certain customers accounted for 10% or more of the Company’s accounts receivable balance as follows:

	March 31,	December 31,
Customer	2011	2010
A	18%	16%
B	3%	14%
     Customer A above is an automotive OEM and customer B is a diesel distributor.
     For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

	Three Months Ended
	March 31,
Vendor	2011	2010
A	20%	22%
B	8%	16%
C	11%	13%
     Vendor A above is a catalyst supplier, vendor B is a precious metals supplier and vendor C is a substrate supplier.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
  e. Recapitalization Expense
     Recapitalization expense consists primarily of the expense for legal, accounting and other advisory professional services related to the Company’s efforts in 2010 to explore strategic opportunities and include such costs related to the Merger.
  f. Net (Loss) Income per Share
     Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares include employee stock options and other warrants that are convertible into the Company’s common stock. The Company had potential dilutive securities totaling 1,218,000 and 68,000 for the three months ended March 31, 2011 and 2010, respectively.
     Diluted net (loss) income per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred a net loss in the three months ended March 31, 2011, the effect of dilutive securities totaling 1,218,000 equivalent shares has been excluded in the computation of net loss per share and net loss from continuing operations per share as their impact would be anti-dilutive. The effect of 58,000 equivalent out-of-the-money shares has been excluded in the computation of net income per share and net income from continuing operations per share for the three months ended March 31, 2010 as their impact would be anti-dilutive.
  g. Comprehensive (Loss) Income
     The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Total comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
	2011	2010
Net (loss) income	$(2,323)	$2,592
Unrealized gain on foreign currency translation	551	317

Comprehensive (loss) income	$(1,772)	$2,909

  h. Fair Value Measurements
     Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability. As a basis for considering such assumptions, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are as follows:
•	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities;

•	Level 2: Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable including quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.
     The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to their variable interest rates. The fair value of long-term debt is approximately $1.5 million at March 31, 2011. To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value.
     See Note 9 regarding the fair value of the Company’s warrants.
  i. Accounting Changes
     In December 2010, the FASB issued ASU 2010-28, Intangibles —Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28 ) to clarify when testing for goodwill impairment is required. The modifications clarify that when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The adoption of this accounting update did not have an impact on the Company’s financial statements as of the adoption date.
  j. Reclassifications
     In prior periods the Company presented “Selling and marketing” expenses and “General and administrative” expenses separately on its statement of operations. Beginning with the statement of operations included in the Annual Report on Form 10-K for the year ended December 31, 2010, the Company now combines these categories of expenses into “Selling, general and administrative expenses” because there is considerable overlap between management functions pertaining to sales and marketing and general administrative duties, and as such, estimating allocation of expenses associated with these overlapping functions is not meaningful. Prior periods have been reclassified to reflect this change in presentation.
3. Merger with CDTI
     On October 15, 2010, CDTI consummated a business combination with CSI through the merger of its wholly-owned subsidiary, CDTI Merger Sub, Inc. with and into CSI pursuant to the terms of the Merger Agreement. In the Merger, CSI became a wholly-owned subsidiary of CDTI. The Merger provided the Company with several advantages, including better capitalization, improved access to development capital as well as better positioning to pursue and implement its business strategy.
     Pursuant to the terms of the Merger Agreement, (i) each outstanding share of CSI Class A Common Stock was converted into and became exchangeable for 0.007888 fully paid and non-assessable shares of CDTI’s common stock on a post-split basis (with any fractional shares paid in cash) and warrants to acquire 0.006454 fully paid and non-assessable shares of CDTI common stock for $7.92 per share on a post-split basis; and; (ii) each outstanding share of CSI Class B Common Stock was converted into and became exchangeable for 0.010039 fully paid and non-assessable shares of the Company’s common stock on a post-split basis (with any fractional shares paid in cash); and (iii) CDTI issued 166,666 shares of common stock on a post-split basis and warrants to purchase an additional 166,666 shares of common stock for $7.92 per share on a post-split basis to Allen & Company LLC, CSI’s financial advisor in the Merger. Accordingly, at the effective time of the Merger, CDTI issued or reserved for issuance (i) 611,017 shares of common stock (including 9,859 shares reserved for CSI’s outstanding in-the-money warrant) and warrants to purchase 499,915 shares of common stock (including 8,067 warrants reserved for issuance for CSI’s outstanding in-the-money warrants) in exchange for all outstanding CSI Class A Common Stock (ii) 1,510,189

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
shares of common stock in exchange for all outstanding CSI Class B Common Stock; and (iii) 166,666 shares of common stock and warrants to acquire an additional 166,666 shares of common stock to Allen & Company LLC, in each case reflecting the elimination of fractional shares that were cashed out in accordance with the Merger Agreement. All 666,581 warrants issued in connection with the Merger (the “Merger Warrants”) expire on the earlier of (x) October 15, 2013 (the third anniversary of the effective time of the Merger) and (y) the date that is 30 days after the Company gives notice to the warrant holder that the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days.
     Immediately following the consummation of the Merger, the former holders of CSI securities and CSI’s financial advisor collectively held approximately 60% of the Company’s outstanding common stock. Because CSI stockholders held a majority of the voting stock of the combined company, CSI assumed key management positions and CSI held a majority of the board of directors seats upon closing of the Merger, CSI is deemed to be the acquiring company for accounting purposes and the transaction has been accounted for as a reverse acquisition in accordance with FASB Accounting Standards Codification (ASC) Topic 805, Business Combinations. Accordingly, the assets and liabilities of Clean Diesel were recorded as of the Merger closing date at their estimated fair values.
     The following table summarizes the consideration paid for CDTI (in thousands):

Fair value of CDTI common stock at October 15, 2010	$7,401
Fair value of stock options and warrants at October 15, 2010	171

Total purchase consideration	$7,572

     Purchase consideration includes 1,511,621 shares of CDTI common stock with a fair value of $4.90 per share based on the closing price on NASDAQ on October 15, 2010. The fair value of warrants to purchase a total of 166,666 shares of CDTI common stock with a strike price of $7.92 per share issued to accredited investors is $0.93 per warrant. The fair value of warrants to purchase 14,863 shares of CDTI common stock with a strike price of $10.09 per share issued to CDTI’s investment advisor is $0.71 per warrant. The warrants include a provision that they expire 30 days after a period where the market value of one share of CDTI common stock has exceeded 130% of the warrant exercise price for 10 consecutive days. See Notes 12 and 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 regarding the fair value of warrants and stock options included in purchase consideration.
     The accounting for the business combination is preliminary, principally with respect to finalization of intangible asset valuations (pending the final valuation report from a third-party valuation expert assisting the Company in valuing the identified intangible assets), deferred taxes (pending final assessment of tax positions), and contingent liabilities (pending final legal analysis). Estimated amounts of assets acquired and liabilities assumed, including provisional amounts for identified intangible assets, contingent liabilities, inventory and deferred taxes, as of acquisition date are as follows (in thousands):

Cash and cash equivalents	$3,916
Accounts receivable	175
Inventory	761
Other assets	326
Property and equipment	216
Intangible assets	3,306
Goodwill	246

Total assets acquired	8,946
Liabilities assumed	(1,374)

Total purchase consideration	$7,572

     Any changes during the measurement period resulting from the finalization of the purchase price allocation will be reflected retrospectively in the period in which the business combination occurred. During the three months ended March 31, 2011, the Company recorded $92,000 of acquisition accounting adjustments, which included a $19,000 increase in accounts receivable and $111,000 decrease in inventory. These adjustments were offset to goodwill.
     The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of goodwill represents the value the

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company expects to be created by combining the various operations of CDTI with the Company’s operations, including providing manufacturing, regulatory expertise and North American distribution for CDTI products and technologies and providing a stronger distribution capability for the Company’s products in Europe and Asia. The CDTI acquisition is included in the Heavy Duty Diesel Systems segment. The goodwill recorded in the CDTI acquisition is not deductible for tax purposes.
     The following table summarizes the intangible assets acquired, all of which are subject to amortization, (in thousands):

	Weighted
	Average
	Useful Life in
	Years	Fair Value
Trade name	15.5	$390
Patents	15.5	1,446
Backlog	1.0	180
Customer relationships	4.5	1,290

Total intangible assets acquired		$3,306

     The Company has consolidated the results of CDTI with its own financial results beginning on the October 15, 2010 Merger date. The impact of the inclusion of CDTI’s operating results within the Company’s Consolidated Statements of Operations for the three months ended March 31, 2011 includes $0.7 million of revenue and $0.8 million of net loss from continuing operations.
4. Goodwill and Intangible Assets
     Goodwill
     The Company’s Heavy Duty Diesel Systems reporting unit, which is also a reporting segment, has all of the Company’s allocated goodwill. The changes in the carrying amount of goodwill for the three months ended March 31, 2011 is as follows (in thousands):

Balance at December 31, 2010 (1)	$4,671
Effect of translation adjustment	152

Balance at March 31, 2011	$4,823

(1)	Reflects the impact of measurement period adjustments (see Note 3).
Intangible Assets
     Intangible assets as of March 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

	Useful Life	March 31,	December 31,
	in Years	2011	2010
Trade name	15 — 20	$1,187	$1,165
Patents and know-how	5 — 16	5,524	5,416
Backlog	1	180	180
Customer relationships	4 — 8	2,584	2,544

		9,475	9,305
Less accumulated amortization		(2,446)	(2,011)

		$7,029	$7,294

     Aggregate amortization for amortizable intangible assets for the three months ended March 31, 2011 and 2010 was $0.4 million and $0.1 million, respectively.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Estimated amortization expense for existing intangible assets for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2011	$1,151
2012	1,033
2013	871
2014	791
2015	726
5. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities at March 31, 2011 and December 31, 2010 consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accrued salaries and benefits	$1,534	$1,515
Accrued professional and consulting fees	459	750
Accrued severance	177	258
Accrued warranty	494	466
Other	1,542	1,477

	$4,206	$4,466

6. Severance Charges
     The Company has taken actions to reduce its cost base beginning in 2008 and continuing through 2010. As a result of these actions, the Company has accrued severance costs, which are included in accrued expenses on the accompanying consolidated balance sheets, as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$258	$670
Accrued severance expense	—	—
Paid severance expense	(85)	(240)
Translation adjustment	4	—

Balance at end of period	$177	$430

     The Company expects the remaining accrued severance costs to be paid in 2011.
7. Accrued Warranty
     The Company accrues warranty upon shipment of its products. Accrued warranties are included in accrued expenses on the accompanying consolidated balance sheets. The accrued warranty is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$466	$371
Accrued warranty expense	69	59
Warranty claims paid	(55)	(34)
Translation adjustment	14	10

Balance at end of period	$494	$406

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. Debt
     Long-term debt at March 31, 2011 and December 31, 2010 consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Line of credit	$2,539	$2,431
Shareholder note payable	1,437	1,410
Capital lease obligation	38	46

	4,014	3,887
Less current portion	(2,539)	(2,431)

	$1,475	$1,456

     Line of Credit with Fifth Third Bank
     The Company had a demand revolving credit line through Fifth Third Bank with a maximum principal amount at December 31, 2010 of Canadian $6.0 million and availability based upon eligible accounts receivable and inventory. At December 31, 2010, the outstanding balance in U.S. dollars was $2.4 million with $3.1 million available for borrowings by its subsidiary, Engine Control Systems, in Canada. The loan was collateralized by the assets of the Company. On March 31, 2009, CSI failed to achieve two of the covenants under its Fifth Third Bank credit facility. These covenants related to the annualized EBITDA and the funded debt to EBITDA ratio for its Engine Control Systems subsidiary. Beginning in March 31, 2009 and through repayment in full, Fifth Third Bank extended forbearance of the default, while converting the facility into a demand facility, reducing the size of the facility and increasing the rate for borrowings. The entire debt due to Fifth Third Bank was repaid with the completion of the financing facility with Faunus Group International (“FGI”) on February 16, 2011.
     Secured Demand Facility with FGI
     On February 14, 2011, the Company entered into Sale and Security Agreements with FGI to provide for a $7.5 million secured demand facility backed by its receivables and inventory (the “FGI Facility”). The FGI Facility has an initial two-year term and may be extended at the Company’s option for additional one-year terms. In addition to the Company, the following subsidiaries entered into Sale and Security Agreements with FGI: Catalytic Solutions, Inc., Engine Control Systems Limited, Engine Control Systems Ltd. and Clean Diesel International, LLC (the “Credit Subsidiaries”). The Company and the Credit Subsidiaries also entered into guarantees to guarantee the performance of the others of their obligations under the Sale and Security Agreements. The Company also granted FGI a first lien collateral interest in substantially all of its assets.
     Under the FGI Facility, FGI can elect to purchase eligible accounts receivables from the Company and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). Purchased receivables are subject to full recourse to the Company in the event of nonpayment by the customer. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. At FGI’s election, FGI may advance the Company up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to the Company net of interest and fees on advances once the receivables are collected from customers. The Company may also borrow up to $1 million against eligible inventory subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions.
     The interest rate on advances or borrowings under the FGI Facility will be the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate” and was 7.50% at March 31, 2011. Any advances or borrowings under the FGI Facility are due on demand. The Company also agreed to pay FGI collateral management fees of: 0.44% per month on the face amount of eligible receivables as to which advances have been made and 0.55% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.
     The Company paid FGI a one-time facility fee of $75,000 upon entry into the FGI Facility, and agreed that it will pay a $150,000 termination fee if it terminates within the first 360 days ($76,000 if it terminates in second

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
360 days and prior to the expiration of the facility). FGI may terminate the facility at any time. As such, the facility fee was expensed during the three months ended March 31, 2011. The termination fee is not payable upon a termination by FGI or upon non-renewal.
     The Company accounts for the sale of accounts receivable under the FGI Facility as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with ASC 860, “Transfers and Servicing.” At March 31, 2011, the Company had $3.6 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $2.5 million. There were no borrowings against inventory at March 31, 2011. The Company was in compliance with the terms of the FGI Facility at March 31, 2011.
     Shareholder Note Payable and Payment of Settlement Obligation
     On December 30, 2010, the Company executed a Loan Commitment Letter with Kanis S.A., a shareholder of the Company, pursuant to which Kanis S.A. loaned the Company $1.5 million. The loan bears interest on the unpaid principal at a rate of six percent (6%), with interest only payable quarterly on each March 31, June 30, September 30 and December 31, commencing March 31, 2011. The loan matures on June 30, 2013. In addition to principal and accrued interest, the Company is obligated to pay Kanis S.A. at maturity a “Payment Premium” ranging from $100,000 to $200,000 based proportionally on the number of days that the loan remains outstanding. There is no prepayment penalty. The loan is unsecured.
     In connection with the loan, the Company issued warrants to acquire 25,000 shares of its common stock at $10.40 per share. The relative estimated fair value of such warrants represents a discount from the face amount of the loan and has been recorded as a discount from the loan amount. The discount is being amortized using the effective interest method over the term of the loan.
     On January 4, 2011, using proceeds of the loan and cash on hand, the Company paid $1.6 million as satisfaction in full of its obligation to the seller of the Applied Utility Systems acquisition pursuant to the October 20, 2010 long-term settlement agreement. This $1.6 million was a settlement obligation and was classified in current liabilities at December 31, 2010.
9. Warrants
     Warrant activity for the three months ended March 31, 2011 and warrant information as of March 31, 2011 is summarized as follows:

		Weighted
		Average
		Exercise	Range of
	Shares	Price	Exercise Prices
Outstanding at December 31, 2010	942,870	$16.36	$2.80 - $169.47
Warrants exercised	(28,604)	$7.92	$7.92
Warrants expired / forfeited	(830)	$60.00	$60.00

Outstanding at end of period	913,436	$16.59	$2.80 - $169.47

Warrants exercisable at March 31, 2011	888,436	$16.76	$2.80 - $169.47

Aggregate intrinsic value	$584,787

     In the three months ended March 31, 2011, the Company issued an aggregate 28,604 shares of common stock related to the exercise of warrants originally issued to CSI’s Class A shareholders in the Merger. The Company received cash proceeds of $0.2 million related to these exercises. There were no warrant exercises in the three months ended March 31, 2010.
     Warrant Liability
     Certain warrants are not afforded equity treatment because the Company is required to physically settle the contract by delivering registered shares. In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to maintain registration of the warrant shares, it does not specifically preclude cash settlement. Accordingly, the Company’s agreement to deliver registered shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
warrants in cash, requiring liability classification. The liability is remeasured at the end of each reporting period with changes in fair value recognized in other income (expense) until such time as the warrants are exercised or expire. The Company had 400,853 and 429,457 warrants at March 31, 2011 and December 31, 2010, respectively, with an original grant date of October 15, 2010, exercise price of $7.92 and contractual life of three years, classified as liabilities in the accompanying condensed consolidated balance sheets.
     The contracts for the remaining warrants allow for settlement in unregistered shares and do not contain any other characteristics that would result in liability classification. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying consolidated balance sheet at March 31, 2011 and December 31, 2010. The warrants that are accounted for as equity are only valued on the issuance date and not subsequently revalued.
     The Company evaluated the balance sheet classification of all warrants at March 31, 2011 noting no changes.
     The warrants classified as liabilities are considered Level 3 in the fair value hierarchy because they are valued based on unobservable inputs. The Company determined the fair value of its liability-classified warrants using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that market conditions will be achieved. The assumptions used in the Monte Carlo simulation model as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Expected volatility	38.1%	47.9%
Risk-free interest rate	1.3%	1.2%
Dividend yield	0.0%	0.0%
Forfeiture rate	0.0%	0.0%
Closing price of Clean Diesel Technologies, Inc. common stock	$8.60	$9.49
     Due to the significant change in the Company following the Merger, CDTI’s historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company utilized an estimate based upon the implied volatility of a portfolio of peer companies.
     The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs for the three months ended March 31, 2011 (in thousands):

Balance at December 31, 2010	$1,238
Exercise of common stock warrants	(39)
Remeasurement of common stock warrants	(433)

Balance at March 31, 2011	$766

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. Shared Based Payment
     Stock option activity for the three months ended March 31, 2011 and stock option information as of March 31, 2011 is summarized as follows:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Term	Aggregate Intrinsic
	Options	Price	(in years)	Value
Outstanding at January 1, 2011	151,801	$53.55	3.25	—
Granted	182,459	$5.68	9.96	—
Cancelled	(30,161)	$64.42	—	—

Outstanding at March 31, 2011	304,099	$23.75	7.82	$532,780

Exercisable at March 31, 2011	201,203	$32.65	6.74	$266,390

Available for grant at March 31, 2011	393,768

     The aggregate intrinsic value represents the difference between the exercise price and the Company’s closing stock price on the last trading day of the quarter ended March 31, 2011.
     On March 17, 2011, the Company granted stock options covering a total 182,459 common shares under its stockholder-approved equity award plan. The option price of $5.68 per share was equal to the closing market price of the underlying common shares on the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, was $3.66 per share. The following assumptions were used to value these options:

Expected volatility	77.4%
Risk-free interest rate	2.0%
Dividend yield	0.0%
Expected life in years	5.25
     The expected term of the options has historically been based upon the historical term until exercise or expiration of all granted options. Due to the significant change in the Company following the Merger and significant change in the terms of the options granted, CDTI’s historical exercise data was not considered to provide a reasonable basis for estimating the expected term for current option grants. As such, the expected term of stock options granted during the three months ended March 31, 2011 was determined using the “simplified method” as allowed under ASC 718-10-S99. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options. Also, due to the significant change in the Company following the Merger, CDTI’s historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company utilized an estimate based upon the historical volatility of a portfolio of peer companies. The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option. The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the future.
11. TCC Joint Venture
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

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
     The Company’s investment in TCC is accounted for using the equity method as the Company still has significant influence over TCC as a result of having a seat on TCC’s board. In February 2010, the Company entered into an agreement to loan 37.5 million JPY (approximately $0.4 million) to TCC to fund continuing operations. The loan was funded in four monthly tranches starting in February 2010 and ending in May 2010. As of December 31, 2010, the Company had loaned TCC 37.5 million JPY. If the loan is not repaid by TCC, it will offset the Company’s obligation to fund its portion of TCC’s losses. Given TCC’s historical losses, the loan has been recorded as a reduction of such obligations. At March 31, 2011, the balance of the Company’s loan to TCC less its share of accumulated losses in the amount of $0.1 million is included in other current assets. TCC operates with a March 31 fiscal year-end.
12. Sale of Energy Systems Division
     On October 1, 2009, the Company sold all significant assets of Applied Utility Systems, Inc., which comprised the Company’s Energy Systems division, for up to $10.0 million, including $8.6 million in cash and contingent consideration of $1.4 million. Of the contingent consideration, $0.5 million was contingent upon Applied Utility Systems being awarded certain projects and $0.9 million is retention against certain project and contract warranties and other obligations. The Company has not recognized any of the contingent consideration as of March 31, 2011 and will only do so if the contingencies are resolved favorably. The $0.5 million of contingent consideration that was contingent on the award of certain projects was not earned and will not be paid.
     The loss, net of tax, of the Energy Systems division is presented as discontinued operations. There was no revenue included within discontinued operations for the three months ended March 31, 2011 or 2010.
13. Contingencies
     Legal Proceedings
     On October 20, 2010, the Company entered into a comprehensive agreement with M.N. Mansour and M.N. Mansour, Inc. to end all outstanding litigation and arbitration claims and other disputes between the parties relating to the agreements entered into in connection with the August 2006 purchase of Applied Utility Systems assets. As contemplated by the settlement agreement, on October 22, 2010, the Company made an initial payment of $1.5 million and in the agreement, commitment to pay up to an additional $2.0 million in eight equal installments through the period ending September 30, 2012. As provided for within the agreement, the Company paid the seller $1.6 million on January 4, 2011, closing out all of the Company’s obligations in this matter.
     On September 30, 2008, Applied Utility Systems, Inc. (“AUS”), a former subsidiary of the Company, filed a complaint against Benz Air Engineering, Inc. (“Benz Air”). The complaint was amended on January 16, 2009, and asserts claims against Benz Air for breach of contract, common counts and slander. AUS seeks $0.2 million in damages, plus interest, costs and applicable penalties. In response to the complaint, Benz Air filed a cross-complaint on November 17, 2008, which named both AUS and the Company as defendants. The cross-complaint asserts claims against AUS and the Company for breach of oral contract, breach of express warranty, breach of implied warranty, negligent misrepresentation and intentional misrepresentation and seeks not less than $0.3 million in damages, plus interest, costs and punitive damages. The Company is unable to estimate any potential payment for claimed and punitive damages as they have not been quantified by Benz Air. The Company believes it is more likely than not to prevail in this matter; however, as jury trials are not predictable, it is reasonably possible that an unfavorable verdict could be returned. The trial began on September 14, 2010 and has been postponed to May 16, 2011.
     On April 30, 2010, CDTI received a complaint from the Hartford, Connecticut office of the U.S. Department of

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
     Sales and use tax audit
     The Company is undergoing a sales and use tax audit by the State of California on AUS for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State of California asserts that proper documentation of resale may not have been obtained. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State of California. Accordingly, no accrual has been recorded for this matter. The potential outcomes of this matter range from zero to $0.8 million. Should the Company not prevail in this matter, it has certain indemnifications from its customer related to sales tax and would pursue reimbursement from the customer for all assessments from the State.
14. Segment Reporting
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
     Catalyst division — The Catalyst division is the original part of the Catalytic Solutions (CSI) business behind the Company’s proprietary Mixed Phase Catalyst (MPC®) technology enabling the Company to produce catalyst formulations for gasoline, diesel and natural gas induced emissions that offer performance, proven durability and cost effectiveness for multiple markets and a wide range of applications. A family of unique high-performance catalysts has been developed — with base-metals or low platinum group metal (PGM) and zero PGM content — to provide increased catalytic function and value for technology-driven automotive industry customers. The Catalyst division’s technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and it has supplied over ten million parts to light duty vehicle customers since 1996. The Catalyst division also provides catalyst formulations for the Company’s Heavy Duty Diesel Systems division.
     Corporate — Corporate includes cost for personnel, insurance, recapitalization expense and public company expenses such as legal, audit and taxes that are not allocated down to the operating divisions.
     Discontinued operations — In 2006, the Company purchased Applied Utility Systems, Inc., a provider of cost-effective, engineered solutions for the clean and efficient utilization of fossil fuels. Applied Utility Systems, referred

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
to as the Company’s Energy Systems division, provided emissions control and energy systems solutions for industrial and utility boilers, process heaters, gas turbines and generation sets used largely by major utilities, industrial process plants, OEMs, refineries, food processors, product manufacturers and universities. The Energy Systems division delivered integrated systems built for customers’ specific combustion processes. As discussed in Note 12, this division was sold on October 1, 2009.
     Summarized financial information for the Company’s reportable segments for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net sales
Heavy Duty Diesel Systems	$9,458	$7,499
Catalyst	4,667	5,084
Corporate	—	—
Eliminations (1)	(341)	(138)

Total	$13,784	$12,445

Income (loss) from operations
Heavy Duty Diesel Systems	$267	$1,102
Catalyst (2)	(474)	3,658
Corporate	(1,834)	(1,446)
Eliminations	(17)	—

Total	$(2,058)	$3,314

(1)	Elimination of Catalyst revenue related to sales to Heavy Duty Diesel Systems.

(2)	Catalyst division income from operations includes a $3.9 million gain on sale of intellectual property to TKK in the three months ended March 31, 2010.
     Net sales by geographic region for the three months ended March 31, 2011 and 2010 as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
United States	$5,843	$5,767
Canada	5,764	5,150
Europe	2,177	1,528

Total	$13,784	$12,445

     Geographic information is based on country of origin. The majority of Canadian sales are to U.S. customers.
15. Subsequent Events
     On April 11, 2011, the Company entered into a Subordinated Convertible Notes Commitment Letter with Kanis S.A. (“Purchaser”) that provides for the sale and issuance by the Company of 8% subordinated convertible notes (the “Notes”). As provided in the Commitment Letter, on May 6, 2011 Purchaser purchased from the Company at par $3,000,000 aggregate principal amount of the Notes, which bear interest at a rate of 8% per annum, payable quarterly in arrears.
     The Notes have a stated maturity of five years from the date of issuance, which maturity may be accelerated by Purchaser in the event that: (i) the Company is in breach of the Notes or other agreements between Company and Purchaser, or (ii) Purchaser provides written notice to the Company, not less than 30 days prior to such date, that it

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
elects to accelerate the maturity to a date not earlier than November 11, 2012. Upon such acceleration, the Company would owe 100% of the principal amount plus any accrued by unpaid interest.
     The Notes also provide that the Company has the option to redeem the Notes at any time at a price equal to 100% of the face amount plus accrued and unpaid interest through the date of redemption. There is no prepayment penalty. Net proceeds from the sale of the Notes will be used for general working capital purposes. The Notes are unsecured obligations of the Company and subordinated to existing and future secured indebtedness of the Company.
     The outstanding principal balance of, plus accrued and unpaid interest on, the Notes are convertible at the option of Purchaser at anytime upon written notice given not less than 75 calendar days prior to the date of conversion into shares of the Company’s common stock, $0.01 par value at an initial conversion price equal to $7.044 per share, which is equal to 120% of the consolidated closing bid price per share of the Company’s common stock on April 8, 2011. The Company cannot effect any conversion of the Notes, and Purchaser cannot convert any portion of the Notes, to the extent that after giving effect to such conversion, the aggregate number of shares of Company common stock issued upon conversion would exceed 369,853 shares.

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
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, see “Cautionary Statement Concerning Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, as a result of many important factors, including the consolidation of CDTI for periods after October 15, 2010, as well as those set forth in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
     Heavy Duty Diesel Systems: Through our Heavy Duty Diesel Systems division we design and manufacture verified exhaust emissions control solutions. Our Heavy Duty Diesel Systems division offers a full range of products for the verified retrofit and original equipment manufacturer, or OEM, markets through its distribution/dealer network and direct sales. These ECS and Clean Diesel Technologies-branded products, such as Purifilter ® , Purifier™, ARIS ® and exhaust gas recirculation with selective catalytic reduction are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 65% of the total consolidated revenues for the year ended December 31, 2010 and 68% of total consolidated revenues for the three months ended March 31, 2011.
     Catalyst: Through our Catalyst division, we produce catalyst formulations for gasoline, diesel and natural gas induced emissions that are offered for multiple markets and a wide range of applications. A family of unique high-performance catalysts has been developed — with base-metals or low platinum group metal and zero- platinum group metal content — to provide increased catalytic function and value for technology-driven automotive industry customers. Our technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and we have supplied over ten million parts to light duty vehicle customers since 1996. Our Catalyst division also provides catalyst formulations for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 35% of the total consolidated revenues for the year ended December 31, 2010 and 32% of total consolidated revenues for the three months ended March 31, 2011.
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
     Selling, general and administrative expenses consist of our selling and marketing expenses, as well as our general and administrative expenses. Selling and marketing expenses consist primarily of compensation paid to sales and marketing personnel, and marketing expenses. Costs related to sales and marketing are expensed as they are incurred. These expenses include the salary and benefits for the sales and marketing staff as well as travel, samples provided at no-cost to customers and marketing materials. General and administrative expenses consist primarily of compensation paid to administrative personnel, legal and professional fees, corporate expenses and regulatory, bad debt and other administrative expenses. These expenses include the salary and benefits for management and administrative staff as well as travel. Also included is any depreciation related to assets utilized in the selling, marketing and general and administrative functions as well as amortization of acquired intangible assets.
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
Recapitalization expenses
     Recapitalization expense consists primarily of the expense for legal, accounting and other advisory professional services as a result of our efforts in the 2010 to explore strategic opportunities resulting in the Merger.
Total other income (expense)
     Total other income (expense) primarily reflects interest expense, loss on foreign exchange and changes in fair value of our liability classified warrants. It also includes interest income as well as our share of income and losses from our Asian joint venture and income.
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
     We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, accounting for income taxes, business combinations, goodwill, impairment of long-lived assets other than goodwill, fair value of embedded financial instruments stock-based compensation and warrant derivative liability have the greatest potential impact on our Condensed Consolidated Financial Statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates.
Recent Developments
Sale of $3 Million 8% Subordinated Convertible Notes Due 2016
     On April 11, 2011, we entered into a Subordinated Convertible Notes Commitment Letter with Kanis S.A. that provides for the sale and issuance by us of 8% subordinated convertible notes. As provided in the Commitment Letter, on May 6, 2011, Kanis S.A. purchased from us, at par, $3,000,000 aggregate principal amount of our subordinated convertible notes due 2016. The notes bear interest at a rate of 8% per annum, which is payable quarterly in arrears. For more information relating to the terms of the subordinated convertible notes, see “— Description of Indebtedness” below and Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
New Financing Agreement with FGI; repayment of Fifth Third Bank
     On February 14, 2011, we and certain of our subsidiaries entered into separate Sale and Security Agreements with Faunus Group International, Inc., or FGI, to provide for a $7.5 million secured demand financing facility backed by our receivables and inventory. On February 16, 2011, we used approximately $2.1 million of proceeds from advances under this facility to pay in full the balance of our obligations under our credit facility with Fifth Third Bank. For more information relating to the FGI and Fifth Third facilities, see “— Description of Indebtedness” below and Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Repayment of Settlement Obligation
     On January 4, 2011, using proceeds of the December 30, 2010 unsecured loan from Kanis S.A. and cash on hand, we paid $1.6 million in full settlement of our obligation to make subsequent payments under our October 20, 2010 settlement agreement with respect to the litigation and other disputes in connection with our purchase of Applied Utility Systems assets in August 2006. For more information relating to the settlement agreement, see Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Factors Affecting Future Results
Consolidation of CDTI
     The recently completed Merger will have an impact on our future results as we will consolidate CDTI’s results of operations for periods after the effective time of the Merger.
Factors Affecting our Heavy Duty Diesel Systems Division
     The nature of our business and, in particular, our Heavy Duty Diesel Systems division, is heavily influenced by government funding of emissions control projects and increased diesel emission control regulations. Compliance with these regulatory initiatives drives demand for our products and the timing of implementation of emission reduction projects. Notably, the retrofit applications sold in the United States by the division are generally for funded one-off projects, and typical end-user customers include school districts, municipalities and other fleet operators. For example, a major project to retrofit trucks in the San Francisco area ports, was implemented in late 2009 and the first half of 2010, resulting in growth in the retrofit systems business during the first half of 2010. In addition, following the passage of the American Recovery and Reinvestment Act of 2009 (commonly referred to as the Stimulus Bill), government spending (both federal and state) increased. As such, our Heavy Duty Diesel Systems divisions had increased revenues due to this additional funding in 2010. Notably, the draft U.S. fiscal year 2012 budget proposes elimination of EPA funding under the Diesel Emissions Reduction Act (DERA). If passed in current form, it would potentially have an adverse effect on retrofit system sales in 2012 and beyond. However, funding for diesel retrofit programs in 2011 is expected to continue to accrue from funds allocated under the Stimulus Bill and other sources such as the funding under California’s Proposition 1B and from funding provided by the U.S. Department of Transportation under its Congestion Mitigation and Air Quality Improvement Program. In addition, government mandates around the world are being used increasingly to combat diesel emissions. For example, London, U.K. has mandated that several heavy duty diesel vehicles entering the London Low Emissions

Zone (or LEZ) will be required to meet certain emission standards by January 2012. We believe that approximately 20,000 such vehicles will require a retrofit emission control device installed on the vehicle by year end 2011. In anticipation and preparation for sales in the London LEZ in 2011, we will incur supplier accreditation, product verification and other expenditures relating to sales and marketing activities before we record orders and start shipping products. While we cannot guarantee that we will be successful in gaining any particular level of sales from the various funding sources, emission programs and mandates, we expect to pursue these opportunities. The timing of these sales is uncertain and could result in fluctuations in revenue from quarter to quarter during this year and beyond.
Factors Affecting our Catalyst Division
     Because the customers of our Catalyst division are auto makers, our business is also affected by macroeconomic factors that impact the automotive industry generally, which can result in increased or decreased purchases of vehicles, and consequently demand for our products. The global economic crisis in the latter half of 2008 that continued through 2009 and 2010 had a negative effect on our customers in the automotive industry. As such demand for our products, which our auto maker customers incorporate into the vehicles they sell, decreased. In the future, if similar macroeconomic factors or other factors affect our customer base, our revenues will be similarly affected. In addition, two auto maker customers account for a significant portion of our Catalyst division revenues (see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K and Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). In the second half of 2010, one of these auto makers accelerated manufacture of a vehicle that requires a catalyst product meeting a higher regulatory standard than the product currently supplied to such auto maker by our Catalyst division. Although we had already commenced the necessary testing and approval processes for our products under the higher regulatory standard, such processes are not yet complete. In February 2011, we were informed that there will be a further delay in the completion of tests. Accordingly, we now expect lower revenues in our Catalyst division through most of 2011. Although we expect that sales of our Catalyst products to this auto maker will resume towards the end of 2011 once we have received the necessary regulatory approvals and customer qualifications, there is no guarantee that this will occur. In January 2011, we began shipment of catalyst to a new automobile manufacturer. We expect to continue shipping catalyst to this new customer during 2011. Demand from this customer has not yet been fully stabilized, as it represents catalyst for a new model of automobile. We currently anticipate that sales to this customer will partially offset the loss of sales resulting from the delayed testing described above. In addition, one of our auto maker customers is temporarily reducing production in light of the recent earthquake and tsunami in Japan and as a result, our catalyst sales in the second quarter of 2011 will be negatively impacted. Although we expect sales to this auto maker customer to return to normal levels once it is able to address the effects of the natural disaster on its operations, at this time we do not yet know the how long the effects of this action will continue.
Supply of Catalyst Division Products to Heavy Duty Diesel Systems Division
     Our strategy is to progressively utilize the products of our Catalyst division in the products of our Heavy Duty Diesel Systems division. We anticipate that following approval by the regulatory agencies, which is expected sometime in the second quarter of 2011, our intercompany sales of catalysts will increase compared to historical levels. While this will not impact our reported sales, we believe that the manufacturing gross margin associated with these sales will improve the margins of our Catalyst division and hence our total gross margin.
Results of Operations
Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010
Revenues
     The table below and the tables in the discussion that follow are based upon the way we analyze our business. See Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our divisions.

	Three Months Ended March 31
		% of		% of
	2011	Total Revenue	2010	Total Revenue	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$9.4	68.1%	$7.5	60.5%	$1.9	25.3%
Catalyst	4.7	34.1%	5.1	41.1%	(0.4)	(7.8)%
Intercompany revenue	(0.3)	(2.2)%	(0.2)	(1.6)%	(0.1)	50.0%

Total revenue	$13.8	100.0%	$12.4	100.0%	$1.4	11.3%

     Total revenue for the three months ended March 31, 2011 increased by $1.4 million, or 11.3%, to $13.8 million from $12.4 million for the three months ended March 31, 2010.
     Revenues for our Heavy Duty Diesel Systems division for the three months ended March 31, 2011 increased $1.9 million, or 25.3%, to $9.4 million from $7.5 million for the three months ended March 31, 2010. Revenues for the three months ended March 31, 2011 include $0.7 million from CDTI’s business as a result of the Merger. The remaining increase was due largely to growth in European sales to manufacturers of mining equipment of $0.3 million and growth within our distributor network in the United States which resulted from general recovery in the U.S. economy of $0.9 million.
     Revenues for our Catalyst division for the three months ended March 31, 2011 decreased $0.4 million, or 7.8%, to $4.7 million from $5.1 million for the three months ended March 31, 2010. Sales for this division decreased year-over-year as a result of an automaker accelerating the manufacture of a vehicle that requires a catalyst product meeting a higher regulatory standard than the product currently supplied to the automaker by our Catalyst division, resulting in a decrease in sales of $2.0 million. This reduction in sales was partially offset by higher sales to another automaker of $0.6 million, sales to a new automaker customer of $0.4 million and increased sales of service parts of $0.4 million. We expect revenues in the Catalyst division for the second quarter of 2011 to be lower than the first quarter of 2011 due to the disruption in automotive production resulting from the earthquake and tsunami in Japan.
     We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.
Cost of revenues
     Cost of revenues increased by $1.0 million, or 11.4%, to $9.8 million for the three months ended March 31, 2011 compared to $8.8 million for the three months ended March 31, 2010. The primary reason for the increase in costs was higher product sales volume in our Heavy Duty Diesel Systems division, which was partially offset by lower product sales volume in our Catalyst division.
Gross Profit
     The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Three Months Ended March 31
		% of		% of
	2011	Revenue (1)	2010	Revenue (1)	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$2.9	30.9%	$2.5	33.3%	$0.4	16.0%
Catalyst	1.1	23.4%	1.1	21.6%	—	—%

Total gross profit	$4.0	29.0%	$3.6	29.0%	$0.4	11.1%

(1)	Division calculation based on division revenue. Total based on total revenue.
     Gross profit increased by $0.4 million, or 11.1%, to $4.0 million for the three months ended March 31, 2011, from $3.6 million for the three months ended March 31, 2010. Gross margin was consistent at 29.0% during the three months ended March 31, 2011 and the three months ended March 31, 2010. The increase in gross profit was due to an increase in our Heavy Duty Diesel Systems division resulting from increased sales. The gross profit in our Catalyst division remained steady at $1.1 million for the three months ended March 31, 2011 and 2010.
     The decrease in gross margin for our Heavy Duty Diesel Systems division is a result of changes in overall product mix, reflecting a higher proportion of sales of a lower margin product, and higher proportion of sales through a distributor who has a preferred purchasing arrangement. Under this purchase arrangement, in exchange for higher volumes, the distributor receives a lower sales price, which results in lower profit to us. We also experienced increases in platinum group metal prices in the first quarter of 2011, leading to lower margins. We anticipate that the gross margin in this business will remain at or around current levels until we are able to offset the platinum group metal price increases through price increases to our customers beginning in the second quarter of 2011 and as our product mix changes to higher margin products expected to be sold in the London LEZ in the second half of 2011. (see “—Factors Affecting Future Results” above).
     The increase in gross margin for our Catalyst division is a result of sales to a new customer at favorable margins and improved operating efficiency, however, we expect to have downward pressure on margins until the restart of the production for one auto manufacturer and until we increase the shipment of products of our Catalyst division to our Heavy Duty Diesel Systems division. (see “—Factors Affecting Future Results” above).
Operating Expenses
     The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Three Months Ended March 31
		% of		% of
	2011	Total Revenue	2010	Total Revenue	$ Change	% Change
			(Dollars in millions)
Selling, general and administrative	$4.6	33.3%	$3.0	24.2%	$1.6	53.3%
Research and development	1.5	10.9%	1.0	8.1%	0.5	50.0%
Recapitalization expenses	—	—	0.2	1.6%	(0.2)	(100%)
Gain on sale of intellectual property	—	—	(3.9)	(31.5)%	3.9	(100%)

Total operating expenses	$6.1	44.2%	$0.3	2.4%	$5.8	1,933.3%

     For the three months ended March 31, 2011, operating expenses increased by $5.8 million to $6.1 million from $0.3 million for the three months ended March 31, 2010. The three months ended March 31, 2010 include a $3.9 million gain, which arose from the sale of specific three-way catalyst technology and intellectual property to TKK, our Asian joint venture partner. Partially offsetting this gain was $0.2 million of recapitalization expenses incurred in the three months ended March 31, 2010 in connection with the Catalyst division restructuring. Included in operating expenses for the three months ended March 31, 2011 were $1.0 million related to CDTI’s business subsequent to the Merger, including additional expenses related to the London LEZ.
Selling, general and administrative expenses
     For the three months ended March 31, 2011, selling, general and administrative expenses increased by $1.6 million, or 53.3%, to $4.6 million from $3.0 million for the three months ended March 31, 2010. The expense for the three months ended March 31, 2011 includes $0.8 million related to CDTI’s business subsequent to the Merger, including additional expenses related to the London LEZ. The remaining increase is due to increased expenditures incurred in our other businesses in preparation for sales in the London LEZ, $0.3 million in increased stock compensation expense related to stock options grants in the fourth quarter of 2010 and the first quarter of 2011 and to increased legal and professional costs associated with being a U.S. public company compared to the same period in 2010. Selling, general and administrative expenses as a percentage of revenues increased to 33.3% in the three months ended March 31, 2011 compared to 24.2% in the three months ended March 31, 2010.
Research and development expenses
     For the three months ended March 31, 2011, research and development expenses increased by $0.5 million, or 50.0%, to $1.5 million from $1.0 million for the three months ended March 31, 2010. The increase in research and development expenses was primarily attributable to preparations for qualification of catalysts for use in our Heavy

Duty Diesel Systems division and product verifications for the London LEZ and other projects. Research and development expenses in the three months ended March 31, 2011 include $0.3 million related to CDTI’s business as a result of the Merger. As a percentage of revenues, research and development expenses were 10.9% in the three months ended March 31, 2011, compared to 8.1% in the three months ended March 31, 2010. We expect the research and development expense to continue to be similar to the first quarter of 2011 due to continued product verification expenditures being incurred in preparation for sales in the London LEZ as well as planned sales of products of our Catalyst division to our Heavy Duty Diesel Systems division (see “—Factors Affecting Future Results” above).
Other expense, net

	Three Months Ended March 31
		% of		% of
	2011	Total Revenue	2010	Total Revenue
	(Dollars in millions)
Interest expense	$(0.2)	(1.4)%	$(0.1)	(0.8)%
Gain on change in fair value of derivative financial instruments	0.4	2.9%	—	—
Foreign currency exchange losses	(0.3)	(2.2)%	(0.4)	(3.2)%
All other, net	0.1	0.7%	0.1	0.8%

Total other expense, net	$—	0.0%	$(0.4)	(3.2)%

     For the three months ended March 31, 2011, we incurred interest expense of $0.2 million compared to $0.1 million in the three months ended March 31, 2010. The three months ended March 31, 2011 includes $75,000 in debt issuance costs related to the new FGI demand facility which was recognized as interest expense on inception of the agreement which can be terminated at any time by FGI. For additional information relating to the secured demand credit facility, see Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q and “—Description of Indebtedness” below.
     For the three months ended March 31, 2011, there was $0.4 million in gains related to the change in fair value of liability classified common stock warrants issued in connection with the Merger. For more information relating to these warrants, see Note 9 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.
Net loss
     For the foregoing reasons, we had a net loss of $2.3 million for the three months ended March 31, 2011 compared to a net income of $2.6 million for the three months ended March 31, 2010. Excluding net loss from discontinued operations, we had a net loss from continuing operations of $2.3 million for the three months ended March 31, 2011 compared to net income from continuing operations of $2.7 million for the three months ended March 31, 2010. We continue to have legal and other expenses related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 12 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.
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
     As of March 31, 2011, we had an accumulated deficit of approximately $160.0 million. As of December 31, 2010, we had an accumulated deficit of approximately $157.7 million. We had $1.2 million in cash and cash equivalents at March 31, 2011 compared to $5.0 million in cash and cash equivalents at December 31, 2010, and total current liabilities of $14.3 million at March 31, 2011 compared to $14.8 million at December 31, 2010.

     In light of the liquidity situation, in the first quarter of 2009, CSI retained Allen & Company LLC to act as a financial advisor to CSI in exploring alternatives to recapitalize CSI. During 2009, CSI took several actions to improve its liquidity. These actions included: (i) reduction in cash used in operations through cost reductions and improved working capital management, in particular as part of the restructuring of its Catalyst division, but also due to implementing policies restricting travel, improving inventory management, and overall reductions in spending; (ii) improved operating efficiencies in light of installation of a new ERP system in 2008 (which lowered capital expenditures in 2009); (iii) capital expenditures have been reduced to necessary maintenance and targeted investments to improve processes or products; (iv) additional asset sales, including the sale of the assets of Applied Utility Systems and sale of intellectual property; (v) repayment of debt, including pay off of Cycad Group, LLC, and (vi) entering into forbearance agreements with Fifth Third Bank to temporarily suspend its rights under the credit facility for a period of time (see “—Description of Indebtedness — Fifth Third Bank” below).
     In the first half of 2010, CSI continued to work on its efforts to recapitalize its business and in May 2010, entered into the Merger Agreement and in June 2010 undertook a $4.0 million capital raise and continued to seek forbearance from its lender Fifth Third Bank. Although the Merger (which was completed on October 15, 2010) was initially anticipated to provide sufficient cash to the combined company, unforeseen delays in completing the Merger led to significantly higher transactional costs for both CDTI and CSI. In addition, the reduction in Catalyst sales discussed above under “—Factors Affecting Future Results” has resulted in lower cash inflows than previously anticipated. Thus, our post-Merger company has less cash than we need to incur the sales, marketing and product verification expenditures required to be made in advance of realizing the anticipated sales in the London LEZ as well as the expenditures needed to complete verification of certain products of our Catalyst division for use in the products of our Heavy Duty Diesel Systems division. Although in February 2011 we entered into the FGI financing facility and repaid Fifth Third Bank, our access to working capital continues to be limited and our debt service obligations and projected operating costs for 2011 exceed our cash balance at March 31, 2011. As a result of the preceding factors, there remains substantial doubt about our ability to continue as a “going concern.”
     Although we are working diligently to secure additional sources of debt and/or equity financing, and on May 6, 2011 issued $3 million of our 8% subordinated convertible notes to Kanis S.A. (see “—Recent Developments — Sale of $3 Million 8% Subordinated Convertible Notes Due 2016” above), at this time no assurances can be provided that we will have sufficient cash and credit to sustain operations or that we will be successful in obtaining additional funding.
     The following table summarizes our cash flows for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31
	2011	2010	$ Change	% Change
		(Dollars in millions)
Cash provided by (used in):
Operating activities	$(2.1)	$(0.1)	$(2.0)	(2000.0)%
Investing activities	$(0.3)	$1.9	$(2.2)	(115.8)%
Financing activities	$(1.5)	$(1.8)	$0.3	16.7%
Cash used in operating activities
     Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters.
     Cash used in operating activities in the three months ended March 31, 2011 was $2.1 million, an increase of $2.0 million from the three months ended March 31, 2010, when our operating activities used $0.1 million of cash. The increase in cash used in operations was partially due to a $1.0 million increase in net loss from continuing operations in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, after giving consideration to non-cash operating items, including depreciation and amortization, stock-based compensation and foreign exchange loss, among others for both periods and non-cash interest expense and change in valuation of liability classified warrants in the three months ended March 31, 2011 and the gain on sale of intellectual property in the three months ended March 31, 2010. The increase in net loss from continuing operations was due to increased expenditures incurred in preparation for sales in the London LEZ and increased public company expenses. Cash used related to the change in net operating assets and liabilities was $0.5 million in the three months ended March 31, 2011 as compared to cash provided of $0.5 million related to the change in net operating assets and liabilities in the thee months ended March 31, 2010. There was a $3.9 million increase in cash used related to the change in accounts receivable due to increased sales in our Heavy Duty Diesel Systems business. This was partially offset by decreases in cash used related to the change in accounts payable and accrued expenses and other current liabilities resulting from improved working capital management.
Cash (used in) provided by investing activities
     Our cash flows from investing activities primarily relate to asset sales and acquisitions, our investment in the Asian joint venture as well as capital expenditures and other assets to support our growth plans.
     Net cash used in investing activities was $0.3 million in the three months ended March 31, 2011 compared to $1.9 million generated by investing activities in the three months ended March 31, 2010. Cash used in investing activities in the three months ended March 31, 2011 relates to purchases of property and equipment. The three months ended March 31, 2010 includes net cash acquired of $2.0 million received from the sale of intellectual property to TKK.
Cash used in financing activities
     Since inception, we have financed our net operating cash usage through a combination of financing activities such as issuance of equity or debt and investing activities such as sale of intellectual property or other assets. Changes in our cash flows from financing activities primarily relate to borrowings and payments under debt obligations.
     Net cash used in financing activities was $1.5 million in the three months ended March 31, 2011, a $0.3 million decrease in cash used as compared to $1.8 million in the three months ended March 31, 2010. Cash used in financing in the three months ended March 31, 2011 includes $1.6 million payment of a settlement obligation pursuant to the October 20, 2010 settlement agreement and the payment of $0.1 million in debt issuance costs partially offset by $0.2 million in proceeds from the exercise of common stock warrants. Cash used in the three months ended March 31, 2010 relates to the net repayments of borrowings under the line of credit with Fifth Third Bank.
Description of Indebtedness
     Our outstanding borrowing at March 31, 2010 and December 31, 2010 are summarized as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in millions)
Line of credit	$2.5	$2.4
Loan from shareholder	1.4	1.4
Capital lease obligations	0.1	0.1

Total borrowings	$4.0	$3.9

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
     Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow up to $1 million against eligible inventory subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. The interest rate on advances or borrowings under the FGI facility will be the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate” and was 7.50% at March 31, 2011. Any advances or borrowings under the FGI facility are due on demand. We also agreed to pay FGI collateral management fees of: 0.44% per month on the face amount of eligible receivables as to which advances have been made and 0.55% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI facility are less than $2.4 million, we agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which our advances or borrowings are less than the agreed $2.4 million minimum.
     We account for the sale of accounts receivable under the FGI facility as a secured borrowing with a pledge of the subject receivables as collateral. At March 31, 2011, we had $3.6 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $2.5 million. There were no borrowings against inventory at March 31, 2011.
     We paid FGI a one time facility fee of $75,000 upon entry into the FGI facility, and agreed that we will pay a $150,000 termination fee if we terminate within the first 360 days ($76,000 if we terminate in the second 360 days). FGI may terminate the facility at any time.
     For further information regarding our secured demand facility with FGI see Note 8 to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.
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
     For further information regarding this shareholder loan see Note 8 to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.
     On January 4, 2011, using proceeds of the loan and cash on hand, we paid $1.6 million as satisfaction in full of our obligation to the seller of the Applied Utility Systems acquisition pursuant to the October 20, 2010 settlement agreement. This $1.6 million was a settlement obligation and was therefore classified in current liabilities at December 31, 2010.
8% Subordinated Convertible Notes Due 2016
     On May 6, 2011, in a private placement pursuant to Regulation S, we issued to Kanis S.A $3 million aggregate principal amount of our subordinated convertible notes. The notes bear interest at a rate of 8% per annum, which is payable quarterly in arrears. The notes have a stated maturity of five years from the date of issuance, which maturity may be accelerated if: (i) we are in breach of the notes or other agreements with Kanis S.A., or (ii) Kanis S.A. provides written notice, not less than 30 days prior to such date, that it elects to accelerate the maturity to a date not earlier than November 11, 2012.
     We may be required to redeem all or a portion of the notes at any time on or after November 11, 2012 on not less than 30 days prior written notice at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased plus any accrued but unpaid interest through the date of redemption. We also have the option to redeem the notes at any time at a price equal to 100% of the face amount plus accrued and unpaid interest through the date of redemption. There is no prepayment penalty. We plan to use the net proceeds from the sale of the notes for general working capital purposes. The subordinated convertible notes are unsecured obligations and are subordinated to our existing and future secured indebtedness.
     The outstanding principal balance of, plus accrued and unpaid interest on, the notes are convertible at the option of the holder at any time upon written notice given not less than 75 calendar days prior to the date of conversion into shares of our common stock at an initial conversion price equal to $7.044 per share, which is equal to 120% of the consolidated closing bid price per share of our common stock on April 8, 2011 (the last trading day before we entered into the commitment letter with Kanis S.A). We may not convert the notes and Kanis S.A. may not convert any portion of the notes, to the extent that after giving effect to such conversion, the aggregate number of shares of our common stock issued upon conversion would exceed 369,853 shares.
     For further information regarding our 8% subordinated convertible notes due 2016, see Note 15 to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.
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
     On March 31, 2009, CSI failed to achieve two of the covenants under its Fifth Third Bank credit facility. These covenants related to the annualized EBITDA and the funded debt to EBITDA ratio for its Engine Control Systems subsidiary. Beginning in March 31, 2009 and through repayment in full, Fifth Third Bank extended forbearance of the default, while converting the facility into a demand facility, reducing the size of the facility and increase the rate for borrowings. At December 31, 2010, the credit limit under the facility was Canadian $6.0 million and the interest rate was U.S./Canadian Prime Rate plus 3.00%. The entire debt due to Fifth Third Bank was repaid on February 16, 2011 with the completion of the financing facility with FGI.
     For more information relating to the Fifth Third credit facility, see Note 8 to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.
Capital Expenditures
     As of March 31, 2011, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.
Off-Balance Sheet Arrangements
     As of March 31, 2011 and December 31, 2010, we had no off-balance sheet arrangements.
Commitments and Contingencies
     As of March 31, 2011 and December 31, 2010, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our joint venture with TCC (see Note 11 to the condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q), we had no material commitments other than the liabilities reflected in our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Not applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter of 2011.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material developments in our legal proceedings since the legal proceedings reported in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Default Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits

No.	Description
10.1	Letter agreement, dated January 13, 2011, among Fifth Third Bank, Catalytic Solutions, Inc. and certain other direct or indirect subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 20, 2011)

10.2	Form of Agreement of Sale of Accounts and Security Agreement, dated February 14, 2011, between Faunus Group International, Inc. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 16, 2011)

10.3	Form of Agreement of Guaranty, dated February 14, 2011, between Faunus Group International, Inc. and Clean Diesel Technologies, Inc., Clean Diesel International, LLC, Catalytic Solutions, Inc., Engine Control Systems, Ltd., Engine Control Systems Limited, Clean Diesel Technologies Limited, Engine Control Systems Europe AB, ECS Holdings, Inc., Catalytic Solutions Holdings, Inc. and CSI Aliso, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 16, 2011)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC. (Registrant)
Date: May 12, 2011	By:	/s/ Charles F. Call
Charles F. Call
Director and Chief Executive Officer

Date: May 12, 2011	By:	/s/ Nikhil A. Mehta
Nikhil A. Mehta
Chief Financial Officer and Treasurer