Form 10-Q
period 2011-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2011-08-11
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2011, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 7,165,226.

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
     Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual results could differ from those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Form 10-K”) including without limitation the following:
•	Future growth of our business depends, in part, on enforcement of existing emissions-related environmental regulations, further tightening of emission standards worldwide and the general availability of funding for emissions control programs, if such regulations and standards are not enacted or enforced, demand for our products could decrease, which would have an adverse effect on our financial condition and results of operations;

•	Historically, we have been dependent on a few major customers for a significant portion of our company’s revenue and our revenue could decline if we are unable to maintain or develop relationships with current or potential customers, or if such customers reduce demand for our products;

•	Failure of one or more key suppliers to timely deliver could prevent, delay or limit us from supplying products; and

•	Future growth of our business depends, in part, on market acceptance of our catalyst products, successful verification of our products and retention of our verifications and if we do not receive such acceptance or verification, it would have an adverse effect on demand for our catalyst products and our business.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,148	$5,007
Accounts receivable, net	6,504	5,475
Inventories	8,532	5,253
Prepaid expenses and other current assets	2,083	1,818

Total current assets	20,267	17,553
Property and equipment, net	2,880	2,884
Intangible assets, net	6,630	7,294
Goodwill	4,828	4,671
Other assets	152	246

Total assets	$34,757	$32,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,373	$2,431
Settlement obligation	—	1,575
Accounts payable	7,377	4,588
Warrant liability	108	1,238
Accrued expenses and other current liabilities	5,476	4,466
Income taxes payable	436	455

Total current liabilities	17,770	14,753
Shareholder notes payable	4,464	1,410
Capital lease obligation	30	46
Deferred tax liability	1,127	1,096

Total liabilities	23,391	17,305

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 12,000,000; issued and outstanding 4,111,476 and 3,959,208 shares at June 30, 2011 and December 31, 2010, respectively	41	40
Additional paid-in capital	174,870	173,262
Accumulated other comprehensive income (loss)	222	(239)
Accumulated deficit	(163,767)	(157,720)

Total stockholders’ equity	11,366	15,343

Total liabilities and stockholders’ equity	$34,757	$32,648

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$11,532	$12,926	$25,316	$25,371
Cost of revenues	8,101	9,756	17,878	18,595

Gross margin	3,431	3,170	7,438	6,776

Operating expenses:
Selling, general and administrative (including stock-based compensation expense of $663, $45, $983 and $91)	4,861	2,650	9,412	5,687
Research and development (including stock-based compensation expense of $192, $0, $192 and $0)	2,235	1,157	3,749	2,145
Recapitalization expense	—	560	—	727
Severance expense	—	15	—	15
Gain on sale of intellectual property	—	—	—	(3,900)

Total operating expenses	7,096	4,382	13,161	4,674

(Loss) income from operations	(3,665)	(1,212)	(5,723)	2,102

Other income (expense):
Interest income	2	—	8	2
Interest expense	(322)	(532)	(535)	(678)
Other income (expense), net	553	188	720	(109)

Total other income (expense)	233	(344)	193	(785)

(Loss) income from continuing operations before income taxes	(3,432)	(1,556)	(5,530)	1,317
Income tax expense from continuing operations	249	304	471	510

Net (loss) income from continuing operations	(3,681)	(1,860)	(6,001)	807
Net loss from operations of discontinued Energy Systems division	(43)	(87)	(46)	(162)

Net (loss) income	$(3,724)	$(1,947)	$(6,047)	$645

Basic net (loss) income per share:
Net (loss) income from continuing operations per share	$(0.92)	$(3.38)	$(1.50)	$1.47
Net loss from discontinued operations per share	(0.01)	(0.16)	(0.01)	(0.30)

Net (loss) income per share	$(0.93)	$(3.54)	$(1.51)	$1.17

Diluted net (loss) income per share:
Net (loss) income from continuing operations per share	$(0.92)	$(3.38)	$(1.50)	$1.46
Net loss from discontinued operations per share	(0.01)	(0.16)	(0.01)	(0.30)

Net (loss) income per share	$(0.93)	$(3.54)	$(1.51)	$1.16

Weighted-average number of common shares outstanding:
Basic	4,009	550	3,997	550

Diluted	4,009	550	3,997	554

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(6,047)	$645
Loss from discontinued operations	46	162
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	1,178	619
Provision for (recovery of) doubtful accounts	23	(11)
Stock based compensation expense	1,175	91
Change in fair value of liability-classified warrants	(1,091)	—
Change in fair value of financial instruments	—	(178)
Amortization of debt discount and accretion of debt payment premium	54	281
Amortization of debt issuance costs	75	56
(Gain) loss on unconsolidated affiliate	(18)	33
Loss on foreign currency transactions	221	231
(Gain) loss on disposal of property and equipment	(35)	34
Gain on sale of intellectual property	—	(3,900)
Changes in operating assets and liabilities:
Accounts receivable	(968)	2,137
Inventories	(3,060)	1,125
Prepaid expenses and other assets	126	1,081
Accounts payable	2,828	(506)
Income taxes payable	(56)	(289)
Accrued expenses and other current liabilities	547	(840)

Cash (used in) provided by operating activities of continuing operations	(5,002)	771
Cash used in operating activities of discontinued operations	(46)	(161)

Net cash (used in) provided by operating activities	(5,048)	610

Cash flows from investing activities:
Purchases of property and equipment	(360)	(186)
Investment in unconsolidated affiliate	51	(413)
Proceeds from sale of property and equipment	37	—
Proceeds from sale of intellectual property	—	2,000

Net cash (used in) provided by investing activities	(272)	1,401

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows — Continued
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from financing activities:
Net borrowings under demand line of credit	4,373	—
Borrowings under line of credit	—	241
Repayment of line of credit	(2,540)	(2,501)
Proceeds from issuance of debt	—	1,500
Proceeds from issuance of shareholder notes payable	3,000	—
Proceeds from exercise of warrants	394	—
Payment of settlement obligation	(1,575)	—
Repayment of capital lease obligations	(16)	(14)
Payments for debt issuance costs	(115)	(272)

Net cash provided by (used in) financing activities	3,521	(1,046)

Effect of exchange rates on cash	(60)	(414)

Net change in cash and cash equivalents	(1,859)	551
Cash and cash equivalents at beginning of period	5,007	2,336

Cash and cash equivalents at end of period	$3,148	$2,887

Supplemental disclosures:
Cash paid for interest	$438	$258
Cash paid for income taxes	$626	$663
See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
a. Description of Business
     Clean Diesel Technologies, Inc. is a global manufacturer and distributor of heavy duty diesel and light duty vehicle emissions control systems and products to major automakers and retrofitters. Its business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. It has operations in the United States, Canada, the United Kingdom, France, Japan and Sweden as well as an Asian investment.
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
c. Liquidity
     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the consolidated financial statements contemplate the realization of assets and settlement of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $163.8 million at June 30, 2011. The Company has funded its operations through equity sales, debt and bank borrowings.
     On February 14, 2011, the Company and certain of its subsidiaries entered into separate Sale and Security Agreements with Faunus Group International, Inc. (“FGI”) to provide for a $7.5 million secured demand facility backed by the Company’s receivables and inventory. On February 16, 2011, approximately $2.1 million of proceeds from advances under this facility were used to pay in full the balance of the obligations under CSI’s credit facility with Fifth Third Bank. Amounts outstanding under the FGI facility, totaling $4.4 million at June 30, 2011, are due on demand and, therefore, are classified as current liabilities in the accompanying condensed, consolidated balance sheet.
     On April 11, 2011, the Company entered into a Subordinated Convertible Notes Commitment Letter with Kanis S.A. (“Purchaser”) that provides for the sale and issuance by the Company of 8% subordinated convertible notes (the “Notes”). As provided in the Commitment Letter, on May 6, 2011 Purchaser acquired from the Company at par, $3.0 million aggregate principal amount of the Notes. The Notes bear interest at a rate of 8% per annum, which is payable quarterly in arrears. See Note 8 for a detailed description of the Notes.
     At June 30, 2011, the Company had $3.1 million in cash. On July 9, 2011, the Company received net proceeds of approximately $10.1 million through a public offering of common stock. See Notes 9 and 17. Management believes that the Company will have sufficient working capital to sustain operations through at least the next twelve

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
months. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity.
2. Summary of Significant Accounting Policies
a. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Clean Diesel Technologies, Inc. and its subsidiaries. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Clean Diesel Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
     Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.
b. Stockholders’ Equity
     Stockholders’ equity, including all share and per share amounts, has been retroactively restated to reflect the number of shares of common stock received by former CSI stockholders in the Merger and includes the effect of the one-for-six reverse stock split of CDTI’s common stock that became effective immediately prior to the closing of the Merger. See Note 3.
c. Principles of Consolidation
     The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
d. Concentration of Risk
     For the periods presented below, certain customers accounted for 10% or more of the Company’s revenues as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2011	2010	2011	2010
A	11%	23%	18%	22%
B	1%	14%	1%	15%
     The customers above are automotive OEMs and relate to sales within the Catalyst segment.
     The March 2011 earthquake and resulting tsunami in Japan caused a disruption to automotive production. Customer A has significant operations in Japan and has been impacted by the disaster there. Although the Company’s shipments are primarily to U.S.-based production sites, due to parts delays coming out of Japan, Customer A temporarily reduced its U.S.-based production. Customer A has announced that it plans to ramp production back up to normal production levels during the third quarter of 2011. The Company does not yet know what the effect of this decision will be on its third quarter results of operations.
     For the periods presented below, certain customers accounted for 10% or more of the Company’s accounts receivable balance as follows:

	June 30,	December 31,
Customer	2011	2010
A	7%	16%
B	8%	14%
     Customer A above is an automotive OEM and customer B is a diesel distributor.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Vendor	2011	2010	2011	2010
A	17%	21%	18%	22%
B	11%	12%	9%	14%
C	4%	6%	7%	10%
     Vendor A above is a catalyst supplier, vendor B is a precious metals supplier and vendor C is a substrate supplier.
e. Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant judgments are made include but are not limited to the following: business combination accounting, impairment of goodwill and long-lived assets, stock-based compensation, the fair value of financial instruments, allowance for doubtful accounts, inventory valuation, taxes and contingent and accrued liabilities. Actual results could differ from those estimates. These estimates and assumptions are based on management’s best estimates and judgment. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which it believes to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
f. Recapitalization Expense
     Recapitalization expense consists primarily of the expense for legal, accounting and other advisory professional services related to the Company’s efforts in 2010 to explore strategic opportunities and include such costs related to the Merger.
g. Net (Loss) Income per Share
     Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares include employee stock options, other warrants and convertible notes that are convertible into the Company’s common stock. The Company had potential dilutive securities totaling 1,584,000 for the three and six months ended June 30, 2011 and 68,000 for the three and six months ended June 30, 2010.
     Diluted net (loss) income per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred a net loss in the three and six months ended June 30, 2011 and the three months ended June 30, 2010, the effect of dilutive securities totaling 1,584,000 and 68,000 equivalent shares, respectively, has been excluded in the computation of net loss per share and net loss from continuing operations per share as their impact would be anti-dilutive. The effect of 58,000 equivalent out-of-the-money shares has been excluded in the computation of net income per share and net income from continuing operations per share for the six months ended June 30, 2010 as their impact would be anti-dilutive.
     In addition to the option and warrant dilutive securities, a total of 1,510,189 shares that were issuable upon the conversion of the secured convertible notes (see Note 8) have been excluded from the computation of net (loss) income per share and net (loss) income from continuing operations per share for the three months and six months ended June 30, 2010 as their impact would be anti-dilutive for the secured convertible notes issued through June 30, 2010 and the remainder were issuable upon contingencies that had not been resolved as of June 30, 2010.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
h. Comprehensive (Loss) Income
     The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net (loss) income	$(3,724)	$(1,947)	$(6,047)	$645
Unrealized (loss) gain on foreign currency translation	(90)	(544)	461	(227)

Comprehensive (loss) income	$(3,814)	$(2,491)	$(5,586)	$418

i. Fair Value Measurements
     Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability. As a basis for considering such assumptions, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are as follows:
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
     The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to their variable interest rates. The fair value of long-term debt is approximately $3.7 million at June 30, 2011. To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value.
     See Note 10 regarding the fair value of the Company’s warrants.
j. Accounting Changes
     In December 2010, the FASB issued ASU 2010-28, Intangibles —Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28 ) to clarify when testing for goodwill impairment is required. The modifications clarify that when the carrying amount of a reporting unit is zero or negative, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. The modifications are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The adoption of this accounting update did not have an impact on the Company’s financial statements as of the adoption date.
k. Reclassifications
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

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

     Any changes during the measurement period resulting from the finalization of the purchase price allocation will be reflected retrospectively in the period in which the business combination occurred. During the six months ended June 30, 2011, the Company recorded $92,000 of acquisition accounting adjustments, which included a $19,000 increase in accounts receivable and $111,000 decrease in inventory. These adjustments were offset to goodwill.
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
4. Goodwill and Intangible Assets
     Goodwill
     The Company’s Heavy Duty Diesel Systems reporting unit, which is also a reporting segment, has all of the Company’s allocated goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2011 is as follows (in thousands):

Balance at December 31, 2010 (1)	$4,671
Effect of translation adjustment	157

Balance at June 30, 2011	$4,828

(1)	Reflects the impact of measurement period adjustments (see Note 3).

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Intangible Assets
     Intangible assets as of June 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	Useful Life	June 30,	December 31,
	in Years	2011	2010
Trade name	15 — 20	$1,184	$1,165
Patents and know-how	5 — 16	5,507	5,416
Backlog	1	180	180
Customer relationships	4 — 8	2,581	2,544

		9,452	9,305
Less accumulated amortization		(2,822)	(2,011)

		$6,630	$7,294

     The Company recorded amortization expense of $0.4 million and $0.1 million related to amortizable intangible assets during the three months ended June 30, 2011 and 2010, respectively. The Company recorded amortization expense of $0.8 million and $0.3 million related to amortizable intangible assets during the six months ended June 30, 2011 and 2010, respectively.
Estimated amortization expense for existing intangible assets for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2011	$767
2012	1,031
2013	869
2014	789
2015	724
5. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities at June 30, 2011 and December 31, 2010 consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accrued salaries and benefits	$1,892	$1,515
Accrued professional and consulting fees	623	750
Accrued severance	121	258
Accrued warranty	447	466
Deferred revenue	650	—
Liability for consigned precious metals	763	469
Other	980	1,008

	$5,476	$4,466

     In May 2011, the Company entered into an agreement with Tanaka Kikinzoku Kogyo K. K. (TKK), its investment partner in the Asia Pacific (see Note 12), to provide catalyst engineering and support services to advance the deployment of the Company’s Mixed Phase Catalyst (MPC®) emission control technology in China. Clean Diesel is expected to receive $1.45 million in exchange for contributing its engineering expertise and support to assist TKK in the establishment of a catalyst manufacturing capability in China. The agreement consists of an up-front payment with the balance to be paid upon completion of certain milestones expected to last approximately 14 months. The Company had $0.6 million in deferred revenue related to this agreement and has not recognized any revenue as of June 30, 2011.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6. Severance Charges
     The Company has taken actions to reduce its cost base beginning in 2008 and continuing through 2010. As a result of these actions, the Company has accrued severance costs, which are included in accrued expenses on the accompanying consolidated balance sheets, as follows (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Balance at beginning of period	$258	$670
Accrued severance expense	—	15
Paid severance expense	(141)	(276)
Translation adjustment	4	—

Balance at end of period	$121	$409

     The Company expects the remaining accrued severance costs to be paid in 2011.
7. Accrued Warranty
     The Company accrues warranty upon shipment of its products. Accrued warranties are included in accrued expenses on the accompanying consolidated balance sheets. The accrued warranty is as follows (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Balance at beginning of period	$466	$371
Accrued warranty expense	110	61
Warranty claims paid	(141)	(50)
Translation adjustment	12	3

Balance at end of period	$447	$385

8. Debt
     Long-term debt at June 30, 2011 and December 31, 2010 consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Line of credit	$4,373	$2,431
6% shareholder note payable due 2013	1,464	1,410
8% subordinated convertible shareholder notes due 2016	3,000	—
Capital lease obligation	30	46

	8,867	3,887
Less current portion	(4,373)	(2,431)

	$4,494	$1,456

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

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
     The interest rate on advances or borrowings under the FGI Facility will be the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate” and was 7.50% at June 30, 2011. Any advances or borrowings under the FGI Facility are due on demand. The Company also agreed to pay FGI collateral management fees of: 0.44% per month on the face amount of eligible receivables as to which advances have been made and 0.55% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.
     The Company paid FGI a one-time facility fee of $75,000 upon entry into the FGI Facility, and agreed that it will pay a $150,000 termination fee if it terminates within the first 360 days ($76,000 if it terminates in second 360 days and prior to the expiration of the facility). FGI may terminate the facility at any time. As such, the facility fee was expensed in the first quarter of 2011. The termination fee is not payable upon a termination by FGI or upon non-renewal.
     The Company accounts for the sale of accounts receivable under the FGI Facility as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with ASC 860, “Transfers and Servicing.” At June 30, 2011, the Company had $4.2 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $3.4 million. At June 30, 2011, the Company also had $1.0 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at June 30, 2011.
     Secured Convertible Notes
     In June 2010, the Company agreed to issue up to $4 million of secured convertible notes (the “Secured Convertible Notes”) to a group of accredited investors. As agreed, $2.0 million were issued in four equal installments ($0.5 million on each of June 2, 2010, June 8, 2010, June 28, 2010 and July 12, 2010), with the remaining $2.0 million issued on October 15, 2010 immediately prior to the Merger. The Secured Convertible Notes contained two embedded financial instruments that required separate accounting at fair value, a premium redemption feature related to a 2x premium and a contingent equity forward related to the future funding commitment. The Secured Convertible Notes also included a beneficial conversion feature totaling $1.3 million that was contingent on the approval by the Company’s shareholders of certain amendments to its Articles of Incorporation. The initial value of the embedded financial instruments was recorded as a discount to the face value of the Secured Convertible Notes and was amortized using the effective interest method though the original maturity date, which was August 2, 2010. The embedded financial instruments were re-measured at fair value at the end of each reporting period with changes in fair value recorded to other income (expense). During the three and six months ended June 30, 2010, the

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company recognized $0.2 million in gain related to the change in fair value of the embedded financial instruments and $0.3 million in interest expense related to the amortization of discount. The aggregate $4.0 million of Secured Convertible Notes was converted into newly created CSI “Class B” common stock immediately prior to the Merger, and exchanged for shares of CDTI common stock in the Merger.
     6% Shareholder Note Payable due 2013 and Payment of Settlement Obligation
     On December 30, 2010, the Company executed a Loan Commitment Letter with Kanis S.A., a shareholder of the Company, pursuant to which Kanis S.A. loaned the Company $1.5 million. The loan bears interest on the unpaid principal at a rate of six percent (6%), with interest only payable quarterly on each March 31, June 30, September 30 and December 31, commencing March 31, 2011. The loan matures on June 30, 2013. In addition to principal and accrued interest, the Company is obligated to pay Kanis S.A. at maturity a “Payment Premium” ranging from $100,000 to $200,000 based proportionally on the number of days that the loan remains outstanding. There is no prepayment penalty. The loan is unsecured.
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
     8% Subordinated Convertible Shareholder Notes Due 2016
     On April 11, 2011, the Company entered into a Subordinated Convertible Notes Commitment Letter with Kanis S.A. (“Purchaser”) that provides for the sale and issuance by the Company of 8% subordinated convertible notes (the “Notes”). As provided in the Commitment Letter, on May 6, 2011 Purchaser purchased from the Company at par $3.0 million aggregate principal amount of the Notes, which bear interest at a rate of 8% per annum, payable quarterly in arrears.
     The Notes have a stated maturity of five years from the date of issuance, which maturity may be accelerated by Purchaser in the event that: (i) the Company is in breach of the Notes or other agreements between Company and Purchaser, or (ii) Purchaser provides written notice to the Company, not less than 30 days prior to such date, that it elects to accelerate the maturity to a date not earlier than November 11, 2012. Upon such acceleration, the Company would owe 100% of the principal amount plus any accrued by unpaid interest.
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
     The outstanding principal balance of, plus accrued and unpaid interest on, the Notes are convertible subject to limitation at the option of Purchaser at anytime upon written notice given not less than 75 calendar days prior to the date of conversion into shares of the Company’s common stock, $0.01 par value at an initial conversion price equal to $7.044 per share, which is equal to 120% of the consolidated closing bid price per share of the Company’s common stock on April 8, 2011. The Company cannot effect any conversion of the Notes, and Purchaser cannot convert any portion of the Notes, to the extent that after giving effect to such conversion, the aggregate number of shares of Company common stock issued upon conversion would exceed 369,853 shares.
9. Stockholders’ Equity
     As of June 30, 2011, the Company had 12.1 million shares authorized, 12 million of which are $0.01 par value common stock and 100,000 of which are $0.01 par value preferred stock.
     In connection with the public offering by the Company and certain stockholders of 2,725,000 shares of the Company’s common stock, the Company filed a registration statement on Form S-1 with the SEC, as supplemented by an additional registration statement on Form S-1, both of which were declared effective on

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 28, 2011. On June 28, 2011, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the underwriters names therein (the “Underwriters”). Pursuant to the terms and conditions of the Underwriting Agreement, the Company and the selling stockholders named in the Underwriting Agreement (the “Selling Stockholders”) agreed to sell, and the Underwriters agreed to purchase, an aggregate 2,725,000 shares of the Company’s common stock at a price of $3.5208 per share representing a discount to the public offering price of $3.75 per share. Of these 2,725,000 shares, 2,645,000 shares were offered by the Company and 80,000 shares were offered by the Selling Stockholders. The Company will not receive any proceeds from shares sold by the Selling Stockholders. The Underwriters were also granted an option to purchase up to an additional 408,750 shares of common stock from the Company within 30 days after the date of the Underwriting Agreement to cover over-allotments, if any. Such option was exercised in full on June 30, 2011.
     The Company also agreed to issue the Underwriters warrants to purchase in the aggregate, 61,076 shares of the Company’s common stock (2.0% of the shares issued by the Company in the offering) with an exercise price equal to $4.50 (120% of the public offering price) upon the closing of the offering. See Note 17, “Subsequent Events” for further discussion.
     The financial statements as of June 30, 2011 do not include any adjustments related to this offering except for $0.3 million in offering costs incurred prior to June 30, 2011 and included in prepaid and other current assets at June 30, 2011 in the accompanying balance sheet.
10. Warrants
     Warrant activity for the six months ended June 30, 2011 and warrant information as of June 30, 2011 is summarized as follows:

		Weighted
		Average
		Exercise	Range of
	Shares	Price	Exercise Prices
Outstanding at December 31, 2010	942,870	$16.36	$2.80 - $169.47
Warrants exercised	(49,779)	$7.92	$7.92
Warrants expired / forfeited	(830)	$60.00	$60.00

Outstanding at June 30, 2011	892,261	$16.79	$2.80 - $169.47

Warrants exercisable at June 30, 2011	867,261	$16.98	$2.80 - $169.47

Aggregate intrinsic value	$19,225

     In the six months ended June 30, 2011, the Company issued an aggregate 49,779 shares of common stock related to the exercise of warrants originally issued to CSI’s Class A shareholders in the Merger. The Company received cash proceeds of $0.4 million related to these exercises. There were no warrant exercises in the six months ended June 30, 2010.
     Warrant Liability
     Certain warrants are not afforded equity treatment because the Company is required to physically settle the contract by delivering registered shares. In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to maintain registration of the warrant shares, it does not specifically preclude cash settlement. Accordingly, the Company’s agreement to deliver registered shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. The liability is remeasured at the end of each reporting period with changes in fair value recognized in other income (expense) until such time as the warrants are exercised or expire. The Company had 379,678 and 429,457 warrants at June 30, 2011 and December 31, 2010, respectively, with an original grant date of October 15, 2010, exercise price of $7.92 and original contractual life of three years, classified as liabilities in the accompanying condensed consolidated balance sheets.
     The contracts for the remaining warrants allow for settlement in unregistered shares and do not contain any other characteristics that would result in liability classification. Accordingly, these instruments have been classified

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
in stockholders’ equity in the accompanying consolidated balance sheet at June 30, 2011 and December 31, 2010. The warrants that are accounted for as equity are only valued on the issuance date and not subsequently revalued.
     The Company evaluated the balance sheet classification of all warrants at June 30, 2011 noting no changes.
     The warrants classified as liabilities are considered Level 3 in the fair value hierarchy because they are valued based on unobservable inputs. The Company determined the fair value of its liability-classified warrants using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that market conditions will be achieved. The assumptions used in the Monte Carlo simulation model as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
Expected volatility	36.8%	47.9%
Risk-free interest rate	0.8%	1.2%
Forfeiture rate	0.0%	0.0%
Closing price of Clean Diesel Technologies, Inc. common stock	$4.75	$9.49
     Due to the significant change in the Company following the Merger, CDTI’s historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company utilized an estimate based upon the implied volatility of a portfolio of peer companies.
     The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs for the six months ended June 30, 2011 (in thousands):

Balance at December 31, 2010	$1,238
Exercise of common stock warrants	(39)
Remeasurement of common stock warrants	(1,091)

Balance at June 30, 2011	$108

11. Shared Based Payment
     Stock Compensation
     Under the Clean Diesel Technologies, Inc. 1994 Incentive plan, as amended (the “Plan”), awards may be granted to participants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based awards or cash, or combinations of these as determined by the board of directors. The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes it over the service period for awards expected to vest. The maximum number of awards allowed under the Plan is 17.5% of the Company’s outstanding common stock less the then outstanding awards, subject to sufficient authorized shares. There were 397,160 shares available under the plan at June 30, 2011.
     Stock-based compensation expense for both employee and non-employee awards for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Selling, general and administrative	$663	$45	$983	$91
Research and development	192	—	192	—

Total stock-based compensation expense	$855	$45	$1,175	$91

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Stock Options
     Stock option activity for the six months ended June 30, 2011 and stock option information as of June 30, 2011 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2011	151,801	$53.55	—	—
Granted	182,459	$5.68	—	—
Expired	(31,550)	$63.50	—	—

Outstanding at June 30, 2011	302,710	$23.66	7.57	—

Exercisable at June 30, 2011	204,814	$32.06	6.55	—

     The aggregate intrinsic value represents the difference between the exercise price and the Company’s closing stock price on the last trading day of the quarter ended June 30, 2011.
     On March 17, 2011, the Company granted stock options covering a total 182,459 common shares, 50 percent of which vested on the date of grant and 50 percent on the first anniversary of the date of grant. The option price of $5.68 per share was equal to the closing market price of the underlying common shares on the grant date. The fair value of these stock options, based on the Black-Scholes option-pricing model, was $3.66 per share. The following assumptions were used to value these options:

Expected volatility	77.4%
Risk-free interest rate	2.0%
Dividend yield	0.0%
Expected life in years	5.25
     The expected term of the options has historically been based upon the historical term until exercise or expiration of all granted options. Due to the significant change in the Company following the Merger and significant change in the terms of the options granted, CDTI’s historical exercise data was not considered to provide a reasonable basis for estimating the expected term for current option grants. As such, the expected term of stock options granted on March 17, 2011 was determined using the “simplified method” as allowed under ASC 718-10-S99. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options. Also, due to the significant change in the Company following the Merger, CDTI’s historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company utilized an estimate based upon the historical volatility of a portfolio of peer companies. The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option. The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the future.
     As of June 30, 2011, total compensation cost related to options granted under the Plan but not yet recognized was approximately $0.3 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.7 years.
     Restricted Stock Units
     On June 8, 2011, the Company’s Board of Directors approved a form of Restricted Share Unit Agreement under the Plan. Restricted share units (RSU) are awards under the Plan that have an exercise price equal to zero and, upon vesting are settled in shares of the Company’s common stock on a one-for-one basis. The fair value of the RSU awards is based on the closing market price of the Company’s common stock on the date of grant, and the Company recognizes compensation expense on a straight-line basis over the requisite vesting period. On June 8, 2011, the Company granted RSU awards to executive officers as well as other key employees covering a total 122,127 common shares with a grant date fair value of $6.17. Of the RSUs, 92,677 vested in full seven business days from

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the grant date. The remaining 29,450 RSUs are time-based and vest on the following schedule: 33.3% of the total number of RSUs vest seven days from the grant date and each of the first and second anniversaries of the grant date.
     RSU activity for the six months ended June 30, 2011 and stock option information as of June 30, 2011 is summarized as follows:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value
Non-vested share units at January 1, 2011	—	—	—
Granted	122,127	$6.17	—
Vested	(102,489)	$6.17	—

Non-vested share units at June 30, 2011	19,638	$6.17	—

     As of June 30, 2011, the Company had approximately $0.1 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 1.4 years.
12. TCC Investment
     In February 2008, the Company entered into an agreement with TKK to form a new joint venture company, TC Catalyst Incorporated (TCC), a Japanese corporation. The joint venture is part of the Catalyst division. The Company entered the joint venture in order to improve its presence in Japan and Asia and strengthen its business flow into the Asian market.
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
     In December 2009, the Company agreed to sell and transfer specific three-way catalyst and zero platinum group metal patents to TKK for use in specific geographic regions. The patents were sold for $3.9 million. TKK paid the Company $1.9 million in 2009 and $2.0 million in the first quarter of 2010 and recognized the gain on the sale of the patents of $3.9 million in the first quarter of 2010. As part of the transaction, the Company also sold shares in TCC, which reduced its ownership in the joint venture to 5%. As the Company is contractually obligated to fund its portion of the losses of the joint venture based on its ownership percentage, the Company recognized a gain of $1.1 million during the year ended December 31, 2009 as a result of the decrease in ownership and the related decrease to its obligation to fund losses.
     The Company’s investment in TCC is accounted for using the equity method as the Company still has significant influence over TCC as a result of having a seat on TCC’s board. In February 2010, the Company entered into an agreement to loan 37.5 million JPY (approximately $0.4 million) to TCC to fund continuing operations. The loan was funded in four monthly tranches starting in February 2010 and ending in May 2010. As of December 31, 2010, the Company had loaned TCC 37.5 million JPY. If the loan is not repaid by TCC, it will offset the Company’s obligation to fund its portion of TCC’s losses. Given TCC’s historical losses, the loan has been recorded as a reduction of such obligations. At June 30, 2011, the balance of the Company’s loan to TCC less its share of accumulated losses in the amount of $0.1 million is included in other current assets. TCC operates with a March 31 fiscal year-end.
13. Sale of Energy Systems Division
     On October 1, 2009, the Company sold all significant assets of Applied Utility Systems, Inc. (“AUS”), which comprised the Company’s Energy Systems division, for up to $10.0 million, including $8.6 million in cash and contingent consideration of $1.4 million. Of the contingent consideration, $0.5 million was contingent upon AUS being awarded certain projects and $0.9 million is retention against certain project and contract warranties and other obligations. The Company has not recognized any of the contingent consideration as of June 30, 2011 and will only do so if the contingencies are resolved favorably. The $0.5 million of

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
contingent consideration that was contingent on the award of certain projects was not earned and will not be paid.
     The loss, net of tax, of the Energy Systems division is presented as discontinued operations. There was no revenue included within discontinued operations for the six months ended June 30, 2011 or 2010.
14. Related-Party Transactions
     One of the Company’s Directors, Mr. Alexander (“Hap”) Ellis, III, is a partner of RockPort Capital Partners (“RockPort”), a shareholder in the Company which subscribed for $0.9 million of Secured Convertible Notes discussed in Note 8.
     In October 2008, the Company’s Board of Directors unanimously adopted a resolution to waive the Non-Executive Directors’ right to receive, and the Company’s obligation to pay, any director fees with respect to participation in Board and Committee meetings and other matters with effect from July 1, 2008 and continuing thereafter until the Directors elect to adopt resolutions reinstating such fees. On May 1, 2009, the Directors adopted a resolution to reinstate the accrual of director fees effective January 1, 2009, with a payment schedule to be determined at a later date. As of December 31, 2009 an amount of $0.4 million was accrued for Directors fees and was due and payable to the Directors. As part of the $4.0 million issuance of Secured Convertible Notes discussed in Note 8, the Company agreed to pay director fees accrued as of December 31, 2009, which amounted to $0.4 million. These fees were paid on October 15, 2010 immediately prior to the merger in a combination of stock and cash, with the cash portion being $0.1 million.
15. Contingencies
     Legal Proceedings
     On September 30, 2008, AUS, a former subsidiary of the Company, filed a complaint against Benz Air Engineering, Inc. (“Benz Air”). The Company sold the majority of the assets of AUS to Johnson Matthey on October 1, 2009 (see Note 13), however, this lawsuit was excluded from the sale. The complaint was amended on January 16, 2009, and asserted claims against Benz Air for breach of contract, common counts and slander. AUS was seeking $0.2 million in damages, plus interest, costs and applicable penalties. In response to the complaint, Benz Air filed a cross-complaint on November 17, 2008, which named both AUS and the Company as defendants. The cross-complaint asserted claims against AUS and the Company for breach of oral contract, breach of express warranty, breach of implied warranty, negligent misrepresentation and intentional misrepresentation and was seeking not less than $0.3 million in damages, plus interest, costs and punitive damages. The trial was concluded on July 29, 2011 with the jury awarding AUS $0.2 million plus interest as well as an additional $0.3 million for false statements. The Company is evaluating collectability of the jury award. As such, the financial statements as of June 30, 2011 do not include any adjustments related to this jury award.
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
     Sales and use tax audit
     The Company is undergoing a sales and use tax audit by the State of California on AUS for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State of California asserts that proper documentation of resale

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
may not have been obtained. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State of California. Accordingly, no accrual has been recorded for this matter. The potential outcomes of this matter range from zero to $1.2 million. Should the Company not prevail in this matter, it has certain indemnifications from its customer related to sales tax and would pursue reimbursement from the customer for all assessments from the State.
16. Segment Reporting
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
     Discontinued operations — In 2006, the Company purchased AUS, a provider of cost-effective, engineered solutions for the clean and efficient utilization of fossil fuels. AUS, referred to as the Company’s Energy Systems division, provided emissions control and energy systems solutions for industrial and utility boilers, process heaters, gas turbines and generation sets used largely by major utilities, industrial process plants, OEMs, refineries, food processors, product manufacturers and universities. The Energy Systems division delivered integrated systems built for customers’ specific combustion processes. As discussed in Note 13, this division was sold on October 1, 2009.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Summarized financial information for the Company’s reportable segments for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales
Heavy Duty Diesel Systems	$9,571	$8,277	$19,029	$15,776
Catalyst	3,421	4,852	8,088	9,936
Corporate	—	—	—	—
Eliminations (1)	(1,460)	(203)	(1,801)	(341)

Total	$11,532	$12,926	$25,316	$25,371

Income (loss) from operations
Heavy Duty Diesel Systems	$(393)	$811	$(126)	$1,913
Catalyst (2)	(887)	(554)	(1,361)	3,104
Corporate	(2,294)	(1,469)	(4,128)	(2,915)
Eliminations	(91)	—	(108)	—

Total	$(3,665)	$(1,212)	$(5,723)	$2,102

(1)	Elimination of Catalyst revenue related to sales to Heavy Duty Diesel Systems.

(2)	Catalyst division income from operations includes a $3.9 million gain on sale of intellectual property to TKK in the six months ended June 30, 2010.
     Net sales by geographic region for the three and six months ended June 30, 2011 and 2010 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States	$3,892	$5,579	$9,735	$11,346
Canada	5,550	6,027	11,314	11,177
Europe	2,090	1,320	4,267	2,848

Total	$11,532	$12,926	$25,316	$25,371

     Geographic information is based on country of origin. The majority of Canadian sales are to U.S. customers.
17. Subsequent Events
     Public Offering of Common Stock
     On July 5, 2011, the Company closed a public offering in which it sold 3,053,750 shares, including 408,750 shares pursuant to the Underwriters over-allotment option, and the Selling Stockholders sold 80,000 shares. The shares were sold at a price of $3.5208 per share, representing a discount to the public offering price of $3.75 per share. The net proceeds of the offering to the Company were $10.1 million after deducting underwriting discounts and commissions and offering expenses. The Company did not receive any proceeds from shares sold by the Selling Stockholders.
     In accordance with the Underwriting Agreement, the Company issued 61,076 common stock warrants (2.0% of the share issued by the Company in the offering) with an exercise price equal to $4.50 (120% of the public offering price), and which have a term of not greater than five years from June 28, 2011 (the date of the final prospectus for the public offering).

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Litigation Judgment
     On July 29, 2011, a jury awarded AUS $0.2 million plus interest as well as an additional $0.3 million for false statements in connection with litigation between AUS and BenzAir (see Note 15 above). The Company is evaluating collectability of the jury award. The financial statements as of June 30, 2011 do not include any amounts related to this award.

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
     All percentage amounts and ratios included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations were calculated using the underlying data in thousands.
Overview
     We are a leading global manufacturer and distributor of heavy diesel and light duty vehicle emissions control systems and products to major automakers and retrofitters. Our emissions control systems and products are designed to deliver high value to our customers while benefiting the global environment through air quality improvement, sustainability and energy efficiency. Our business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants.
     In light of the Merger, we now organize our operations in two business divisions: the Heavy Duty Diesel Systems division and the Catalyst division. We have included all of the operations of CDTI in our Heavy Duty Diesel Systems division effective from the date of the closing of the Merger.
     Heavy Duty Diesel Systems: Through our Heavy Duty Diesel Systems division we design and manufacture verified exhaust emissions control solutions. Our Heavy Duty Diesel Systems division offers a full range of products for the verified retrofit and original equipment manufacturer, or OEM, markets through its distribution/dealer network and direct sales. These ECS and Clean Diesel Technologies-branded products, such as Purifilter ® , Purifier™, ARIS ® and exhaust gas recirculation with selective catalytic reduction are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 65% of the total consolidated revenues for the year ended December 31, 2010 and 75% of total consolidated revenues for the six months ended June 30, 2011.
     Catalyst: Through our Catalyst division, we produce catalyst formulations to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications. A family of unique high-performance catalysts has been developed — with base-metals or low platinum group metal and zero- platinum group metal content — to provide increased catalytic function and value for technology-driven automotive industry customers. Our technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and we have supplied over ten million parts to light duty vehicle customers since 1996. Our Catalyst division also provides catalyst formulations for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 35% of the total consolidated revenues for the year ended December 31, 2010 and 25% of total consolidated revenues for the six months ended June 30, 2011.

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
Cost of revenues
     Cost of revenues consists primarily of direct costs for the manufacture of emission control systems and products, including cost of raw materials, costs of leasing and operating manufacturing facilities and wages paid to personnel involved in production, manufacturing quality control, testing and supply chain management. In addition, cost of revenues include normal scrap and shrinkage associated with the manufacturing process and an expense from the write down of obsolete and slow moving inventory. We include the direct material costs and factory labor as well as factory overhead expense in the cost of revenue. Indirect factory expense includes the costs of freight (inbound and outbound for direct material and finished goods), purchasing and receiving, inspection, testing, warehousing, utilities and depreciation of facilities and equipment utilized in the production and distribution of products.
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
     Selling, general and administrative expenses consist of our selling and marketing expenses, as well as our general and administrative expenses. Selling and marketing expenses consist primarily of compensation paid to sales and marketing personnel, and marketing expenses. Costs related to sales and marketing are expensed as they are incurred. These expenses include the salary and benefits for the sales and marketing staff as well as travel, samples provided at no-cost to customers and marketing materials. General and administrative expenses consist primarily of compensation paid to administrative personnel, legal and professional fees, corporate expenses and regulatory fees, bad debt and other administrative expenses. These expenses include the salary and benefits for management and administrative staff as well as travel. Also included is any depreciation related to assets utilized in the selling, marketing and general and administrative functions as well as amortization of acquired intangible assets.
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
Recapitalization expenses
     Recapitalization expenses consists primarily of the expense for legal, accounting and other advisory professional services as a result of our efforts in the 2010 to explore strategic opportunities resulting in the Merger.
Total other income (expense)
     Total other income (expense) primarily reflects interest expense, loss on foreign exchange and changes in fair value of our liability classified warrants and certain of our financial instrument liabilities. It also includes interest income as well as our share of income and losses from our Asian investment.

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
     We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, accounting for income taxes, business combinations, goodwill, impairment of long-lived assets other than goodwill, fair value of embedded financial instruments, stock-based compensation and warrant derivative liability have the greatest potential impact on our Condensed Consolidated Financial Statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates.
Recent Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We are currently evaluating the effect this pronouncement will have on our financial statements.
     In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. We expect the adoption of this updated authoritative guidance to have an impact on our consolidated financial statement disclosures.
Recent Developments
Public Offering of Common Stock
     On June 28, 2011, we entered into an underwriting agreement with Roth Capital Partners, LLC, as representative of the underwriters named therein. As provided in the underwriting agreement, on July 5, 2011 we and the selling stockholders named in the underwriting agreement sold the underwriters an aggregate 3,133,750 shares of our common stock at a price of $3.5208 per share, which represents a discount from the public offering price of $3.75 per share. Of these shares, 3,053,750 shares were sold by us (including 408,750 shares issued pursuant to the underwriters’ overallotment option, which was exercised in full on June 30, 2011) and 80,000 shares were sold by the selling stockholders. We received net proceeds of $10.1 million after deducting underwriting discounts and commissions and offering expenses.
     In accordance with the underwriting agreement, on July 5, 2011, we issued the underwriters warrants to purchase an aggregate 61,076 shares of our common stock (2.0% of the shares issued by us in the offering) with an exercise price equal to $4.50 (120% of the public offering price), which have a term of not greater than five years from June 28, 2011 (the date of the final prospectus for the public offering).

     We intend to use the net proceeds from this offering for working capital and general corporate purposes.
Sale of $3.0 Million 8% Subordinated Convertible Notes Due 2016
     On April 11, 2011, we entered into a Subordinated Convertible Notes Commitment Letter with Kanis S.A. that provides for the sale and issuance by us of 8% subordinated convertible notes. As provided in the Commitment Letter, on May 6, 2011, Kanis S.A. purchased from us, at par, $3.0 million aggregate principal amount of our subordinated convertible notes due 2016. The notes bear interest at a rate of 8% per annum, which is payable quarterly in arrears. For more information relating to the terms of the subordinated convertible notes, see “— Description of Indebtedness” below and Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Repayment of Settlement Obligation
     On January 4, 2011, using proceeds of the December 30, 2010 unsecured loan from Kanis S.A. and cash on hand, we paid $1.6 million in full settlement of our obligation to make subsequent payments under our October 20, 2010 settlement agreement with respect to the litigation and other disputes in connection with our purchase of Applied Utility Systems assets in August 2006. For more information relating to the settlement agreement, see Note 19 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Factors Affecting Future Results
Consolidation of CDTI
     The recently completed Merger will have an impact on our future results as we will consolidate CDTI’s results of operations for periods after the effective time of the Merger.
Factors Affecting our Heavy Duty Diesel Systems Division
     The nature of our business and, in particular, our Heavy Duty Diesel Systems division, is heavily influenced by government funding of emissions control projects and increased diesel emission control regulations. Compliance with these regulatory initiatives drives demand for our products and the timing of implementation of emission reduction projects. Notably, the retrofit applications sold in the United States by the division are generally for funded one-off projects, and typical end-user customers include school districts, municipalities and other fleet operators. For example, a major project to retrofit trucks in the San Francisco area ports, was implemented in late 2009 and the first half of 2010, resulting in growth in the retrofit systems business during the first half of 2010. In addition, following the passage of the American Recovery and Reinvestment Act of 2009 (commonly referred to as the Stimulus Bill), government spending (both federal and state) increased. As such, our Heavy Duty Diesel Systems divisions had increased revenues due to this additional funding in 2010. Notably, the draft U.S. fiscal year 2012 budget proposes elimination of EPA funding under the Diesel Emissions Reduction Act (DERA). If passed in current form, it would potentially have an adverse effect on retrofit system sales in 2012 and beyond. However, funding for diesel retrofit programs in 2011 is expected to continue to accrue from funds allocated under the Stimulus Bill and other sources such as the funding under California’s Proposition 1B and from funding provided by the U.S. Department of Transportation under its Congestion Mitigation and Air Quality Improvement Program. In addition, government mandates around the world are being used increasingly to combat diesel emissions. For example, London, U.K. has mandated that several heavy duty diesel vehicles entering the London Low Emissions Zone (or LEZ) will be required to meet certain emission standards by January 2012. We believe that approximately 20,000 such vehicles will require a retrofit emission control device installed on the vehicle by year end 2011. In anticipation and preparation for sales in the London LEZ in 2011, we will continue to incur supplier accreditation, product verification and other expenditures relating to sales and marketing activities before we record orders and start shipping products to generate sufficient revenue and gross profit to offset these expenditures. In addition, the California Air Resources Board has mandated that all Class 7 and Class 8 heavy diesel trucks meet certain emission targets by 2016, with interim targets established for 2011, 2012 and 2013 such that 90% will be required to meet these targets by 2014. We estimate that this rule will require well over 100,000 heavy duty diesel trucks to be replaced or retrofitted. We will incur product verification and other expenditures relating to sales and marketing activities before we record orders and start shipping products under this rule in California. While we cannot guarantee that we will be successful in gaining any particular level of sales from the various funding sources, emission programs and mandates, we expect to pursue these opportunities. The timing of these sales is uncertain and could result in fluctuations in revenue from quarter to quarter during this year and beyond.
Factors Affecting our Catalyst Division
     Because the customers of our Catalyst division are auto makers, our business is also affected by macroeconomic factors that impact the automotive industry generally, which can result in increased or decreased purchases of vehicles, and consequently demand for our products. The global economic crisis in the latter half of 2008 that continued through 2009 and 2010 had a negative effect on our customers in the automotive industry. As such demand for our products, which our auto maker customers incorporate into the vehicles they sell, decreased. In the future, if similar macroeconomic factors or other factors affect our customer base, our revenues will be similarly affected. In addition, two auto maker customers account for a significant portion of our Catalyst division revenues (see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K and Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). In the second half of 2010, one of these auto makers accelerated manufacture of a vehicle that requires a catalyst product meeting a higher regulatory standard than the product currently supplied to such auto maker by our Catalyst division. Although we had already commenced the necessary testing and approval processes for our products under the higher regulatory standard, such processes are not yet complete. In February 2011, we were informed that there will be a further delay in the completion of tests. Accordingly, we now expect lower revenues in our Catalyst division through most of 2011. Although we expect that sales of our Catalyst products to this auto maker will resume towards the end of 2011 or early 2012 once we have received the necessary regulatory approvals and customer qualifications, there is no guarantee that this will occur. In January 2011, we began shipment of catalyst to a new automobile manufacturer. We expect to continue shipping catalyst to this new customer during 2011. Demand from this customer has not yet been fully stabilized, as it represents catalyst for a new model of automobile. We currently anticipate that sales to this customer will partially offset the loss of sales resulting from the delayed testing described above. In addition, one of our auto maker customers reduced production in light of the recent earthquake and tsunami in Japan and as a result, our catalyst sales in the second quarter of 2011 were unfavorably impacted. Based on public announcements by this customer and based on our internal review of the order book, it is anticipated that this customer’s operations will return to normalcy in August 2011 and our sales are expected to recover accordingly.
Supply of Catalyst Division Products to Heavy Duty Diesel Systems Division
     Our strategy is to progressively utilize the products of our Catalyst division in the products of our Heavy Duty Diesel Systems division. We anticipate that following approval by the regulatory agencies our intercompany sales of catalysts will increase compared to historical levels. While this will not impact our reported sales, we believe that the manufacturing gross margin associated with these sales will improve the margins of our Catalyst division and hence our total gross margin.
     Regulatory approvals were expected to be obtained for a majority of our products sometime in the second quarter of 2011. However due to a backlog at the third party external testing site the approval process has been delayed and we have received approval for only some of the products applied for. We now expect approval for the rest of the products sometime in the third and fourth quarters of 2011.
Results of Operations
Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010
Revenues
     The table below and the tables in the discussion that follow are based upon the way we analyze our business. See Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our divisions.

	Three Months Ended June 30
		% of		% of
		Total		Total
	2011	Revenue	2010	Revenue	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$9.6	83.0%	$8.3	64.0%	$1.3	15.6%
Catalyst	3.4	29.7%	4.8	37.5%	(1.4)	(29.5)%
Intercompany revenue	(1.5)	(12.7)%	(0.2)	(1.5)%	(1.3)	619.2%

Total revenue	$11.5	100.0%	$12.9	100.0%	$(1.4)	(10.8)%

     Total revenue for the three months ended June 30, 2011 decreased by $1.4 million, or 10.8%, to $11.5 million from $12.9 million for the three months ended June 30, 2010.
     Revenues for our Heavy Duty Diesel Systems division for the three months ended June 30, 2011 increased $1.3 million, or 15.6%, to $9.6 million from $8.3 million for the three months ended June 30, 2010. Revenues for the three months ended June 30, 2011 include $0.8 million from CDTI’s legacy business as a result of the Merger. The remaining increase was due to early incentive sales in the California Truck and Bus program of $1.3 million, favorable effect of fluctuations in foreign currency exchange rates of $0.6 million, growth in sales to European mining customers of $0.2 million and initial sales in the London Low Emission Zone (or LEZ) of $0.2 million, all of which was partially offset by decreases in other markets of $1.8 million. We expect sales in our Heavy Duty Diesel Systems division to increase for the remainder of 2011 as compared to the second quarter as shipments in the London LEZ are expected to increase towards its December 2011 compliance deadline. The majority of the sales increase is expected to occur toward the end of the third quarter and in the fourth quarter of 2011.
     Revenues for our Catalyst division for the three months ended June 30, 2011 decreased $1.4 million, or 29.5%, to $3.4 million from $4.8 million for the three months ended June 30, 2010. Revenues for this division decreased year-over-year as a result of an automaker accelerating the manufacture of a vehicle that requires a catalyst product meeting a higher regulatory standard than the product currently supplied to the automaker by our Catalyst division, resulting in a decrease in sales of $1.8 million. We also experienced $1.3 million in lower sales due to a customer impacted by the earthquake and tsunami in Japan. These reductions in sales were partially offset by $1.3 million in higher intercompany catalysts sales and $0.4 million in sales to a new automaker customer. We expect revenues in the Catalyst division for the third quarter of 2011 to be higher than the second quarter of 2011 as sales to a customer that temporarily reduced automotive production due to the Japanese earthquake and tsunami return to normal levels in August and beyond.
     We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.
Cost of revenues
     Cost of revenues decreased by $1.6 million, or 17.0%, to $8.1 million for the three months ended June 30, 2011 compared to $9.7 million for the three months ended June 30, 2010. The primary reason for the decrease in costs was lower product sales volume in our Catalyst division.
Gross Profit
     The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Three Months Ended June 30
		% of		% of
	2011	Revenue (1)	2010	Revenue (1)	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$2.8	29.7%	$2.3	27.9%	$0.5	23.1%
Catalyst	0.7	19.8%	0.9	17.7%	(0.2)	(21.1)%
Intercompany eliminations	(0.1)	—	—	—	(0.1)	—

Total gross profit	$3.4	29.8%	$3.2	24.5%	$0.2	8.2%

(1)	Division calculation based on division revenue. Total based on total revenue.

     Gross profit increased to $3.4 million for the three months ended June 30, 2011 from $3.2 million for the three months ended June 30, 2010. Gross margin was 29.8% during the three months ended June 30, 2011 compared to 24.5% during the three months ended June 30, 2010. The gross profit in our Heavy Duty Diesel Systems division increased $0.5 million as a result of increased sales and gross margin for the three months ended June 30, 2011 improved as compared to the three months ended June 30, 2010. The gross profit in our Catalyst division decreased $0.2 million to $0.7 million due to the lower sales volume, whereas gross margin for the three months ended June 30, 2011 improved as compared to the three months ended June 30, 2010.
     The increase in gross margin for our Heavy Duty Diesel Systems division is primarily a result of favorable product sales mix, price increases implemented during the quarter and $0.1 million of royalty sales by CDTI’s legacy business, all of which were partially offset by an increase in costs associated with the manufacturing scale-up in London prior to realizing sales in the LEZ. We anticipate that gross margins in this business will gradually improve as we realize the full benefits of price increases instituted in the second quarter and the product mix shifts to reflect higher margin products such as those we expect to sell in the London LEZ (see “—Factors Affecting Future Results” above).
     The increase in gross margin for our Catalyst division is a result of sales to a new customer at favorable margins, improved operating efficiency and increased intercompany sales. These favorable changes were partially offset by a lower overall factory throughput. We expect margins in this business to increase gradually as sales recover in the third quarter and as the volume of intercompany catalyst sales grows (see “—Factors Affecting Future Results” above).
Operating Expenses
     The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Three Months Ended June 30
		% of		% of
		Total		Total
	2011	Revenue	2010	Revenue	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$4.8	42.2%	$2.7	20.6%	$2.1	83.4%
Research and development	2.2	19.4%	1.2	9.0%	1.0	93.2%
Recapitalization expenses	—	—	0.5	4.3%	(0.5)	(100.0)%

Total operating expenses	$7.0	61.6%	$4.4	33.9%	$2.6	61.9%

     For the three months ended June 30, 2011, operating expenses increased by $2.6 million to $7.0 million from $4.4 million for the three months ended June 30, 2010. The three months ended June 30, 2010 included $0.5 million of recapitalization expenses incurred for legal and professional fees paid directly related to the Merger. Included in operating expenses for the three months ended June 30, 2011 were $0.2 million related to CDTI’s legacy business as a result of the Merger.
Selling, general and administrative expenses
     For the three months ended June 30, 2011, selling, general and administrative expenses increased by $2.1 million, or 83.4%, to $4.8 million from $2.7 million for the three months ended June 30, 2010. The expense for the three months ended June 30, 2011 includes $0.1 million related to CDTI’s legacy business subsequent to the Merger. The remaining increase is due to $0.7 million of increased legal and professional costs associated with being a U.S. public company as compared to the same period in 2010, when we were listed on the AIM market of the London Stock Exchange, $0.6 million in increased stock compensation expense related to stock option grants in the fourth quarter of 2010 and the first quarter of 2011 and RSUs granted in the second quarter of 2011, $0.6 million in increased expenditures incurred in preparation for sales in the London LEZ, $0.2 million in amortization of intangible assets acquired in the Merger and the unfavorable effect of fluctuations in foreign currency exchange rates related to the operations in Sweden and Canada of $0.1 million, all of which were partially offset by other decreases of $0.2 million. Selling, general and administrative expenses as a percentage of revenues increased to 42.2% in the three months ended June 30, 2011 compared to 20.6% in the three months ended June 30, 2010. We expect to continue to invest in sales and marketing related expenses both in London and to support the anticipated opportunity resulting from the California mandate (see “—Factors Affecting Future Results” above).

Research and development expenses
     For the three months ended June 30, 2011, research and development expenses increased by $1.0 million, or 93.2%, to $2.2 million from $1.2 million for the three months ended June 30, 2010. The increase in research and development expenses was primarily attributable to preparations for qualification of catalysts for use in our Heavy Duty Diesel Systems division and pre-production testing for a model year change-over expected in 2012 of $0.3 million, product verifications and engineering for the London LEZ of $0.3 million, $0.2 million in increased stock compensation expense related to stock options and RSUs granted in 2011, $0.1 million related to CDTI’s legacy business as a result of the Merger and $0.1 million of other increases. As a percentage of revenues, research and development expenses were 19.4% in the three months ended June 30, 2011, compared to 9.0% in the three months ended June 30, 2010. We expect to continue to incur research and development expense relating to product verifications for the planned sales of products of our Catalyst division to our Heavy Duty Diesel Systems division and certain new product development and verification expenses to support the anticipated opportunity resulting from the California mandate (see “—Factors Affecting Future Results” above).
Other expense, net

	Three Months Ended June 30
		% of		% of
		Total		Total
	2011	Revenue	2010	Revenue
	(Dollars in millions)
Interest expense	$(0.3)	(2.8)%	$(0.5)	(4.1)%
Gain on change in fair value of derivative financial instruments	0.7	5.7%	0.2	1.4%
All other, net	(0.2)	(0.9)%	—	—

Total other income (expense), net	$0.2	2.0%	$(0.3)	(2.7)%

     For the three months ended June 30, 2011, we incurred interest expense of $0.3 million compared to $0.5 million in the three months ended June 30, 2010. The three months ended June 30, 2010 includes $0.3 million related to the amortization of debt discount on the secured convertible notes issued in June 2010. For additional information relating to the secured convertible notes, see Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.
     For the three months ended June 30, 2011, there was $0.7 million in gains related to the change in fair value of liability classified common stock warrants issued in connection with the Merger. For more information relating to these warrants, see Note 10 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q. The three months ended June 30, 2010 includes approximately $0.2 million in income resulting from changes in the fair value of the derivative financial instruments issued in connection with the secured convertible notes issued in June 2010.
Net loss
     For the foregoing reasons, we had a net loss of $3.7 million for the three months ended June 30, 2011 compared to a net loss of $1.9 million for the three months ended June 30, 2010. Excluding net loss from discontinued operations, we had a net loss from continuing operations of $3.7 million for the three months ended June 30, 2011 compared to a net loss from continuing operations of $1.8 million for the three months ended June 30, 2010. We continue to have legal and other expenses related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 13 to the consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010
Revenues

	Six Months Ended June 30
		% of		% of
		Total		Total
	2011	Revenue	2010	Revenue	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$19.0	75.2%	$15.8	62.2%	$3.2	20.6%
Catalyst	8.1	31.9%	9.9	39.2%	(1.8)	(18.6)%
Intercompany revenue	(1.8)	(7.1)%	(0.3)	(1.4)%	(1.5)	(428.2)%

Total revenue	$25.3	100.0%	$25.4	100.0%	$(0.1)	(0.2)%

     Total revenue for the six months ended June 30, 2011 decreased by $0.1 million, or 0.2%, to $25.3 million from $25.4 million for the six months ended June 30, 2010.
     Revenues for our Heavy Duty Diesel Systems division for the six months ended June 30, 2011 increased $3.2 million, or 20.6%, to $19.0 million from $15.8 million for the six months ended June 30, 2010. Revenues for the six months ended June 30, 2011 include $1.5 million from CDTI’s legacy business as a result of the Merger. The remaining increase was due largely to early incentive sales in the California Truck and Bus program of $1.3 million, favorable effect of fluctuation in foreign currency exchange rates of $1.0 million and initial London LEZ sales of $0.2 million, partially offset by decreases in other areas of $0.8 million.
     Revenues for our Catalyst division for the six months ended June 30, 2011 decreased $1.8 million, or 18.6%, to $8.1 million from $9.9 million for the six months ended June 30, 2010. Revenues for this division decreased year-over-year as a result of an automaker accelerating the manufacture of a vehicle that requires a catalyst product meeting a higher regulatory standard than the product currently supplied to the automaker by our Catalyst division, resulting in a decrease in sales of $3.8 million. We also experienced a reduction in sales of $0.7 million to an automaker that was impacted by the earthquake and tsunami in Japan. These reductions in sales were partially offset by higher intercompany catalyst sales of $1.4 million, sales to a new automaker customer of $0.8 million and increased sales of service parts of $0.5 million.
     We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.
Cost of revenues
     Cost of revenues decreased by $0.7 million, or 3.9%, to $17.9 million for the six months ended June 30, 2011 compared to $18.6 million for the six months ended June 30, 2010. The primary reason for the decrease in costs was lower product sales volume in our Catalyst division.
Gross Profit
     The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Six Months Ended June 30
		% of		% of
	2011	Revenue (1)	2010	Revenue (1)	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$5.8	30.4%	$4.8	30.3%	$1.0	20.6%
Catalyst	1.8	21.9%	2.0	20.0%	(0.2)	(11.0)%
Intercompany elimination	(0.2)	—	—	—	(0.2)	—

Total gross profit	$7.4	29.4%	$6.8	26.7%	$0.6	9.8%

(1)	Division calculation based on division revenue. Total based on total revenue.
     Gross profit increased by $0.6 million, or 9.8%, to $7.4 million for the six months ended June 30, 2011, from $6.8 million for the six months ended June 30, 2010. Gross margin was 29.4% during the six months ended June 30, 2011 compared to 26.7% during the six months ended June 30, 2010. The increase in gross profit was due to an increase in our Heavy Duty Diesel Systems division resulting from increased sales. The gross profit in our Catalyst division decreased $0.2 million to $1.8 million for the six months ended June 30, 2011 from $2.0 million for the six months ended June 30, 2010.
     The increase in gross margin for our Heavy Duty Diesel Systems division is a result of favorable product sales mix, price increases implemented during the quarter and $0.2 million in royalty sales by CDTI’s legacy business, all of which were partially offset by increases in platinum group metal prices in the first quarter of 2011 and an increase in costs associated with the manufacturing scale-up in London prior to realizing sales in the LEZ. We anticipate that the gross margin in this business will improve when we are able to pass along the price increases through price increases to our customers, which we began implementing in the second quarter of 2011, as well as when our product mix changes to higher margin products expected to be sold in the London LEZ in the second half of 2011 (see “—Factors Affecting Future Results” above).
     The increase in gross margin for our Catalyst division is a result of sales to a new customer at favorable margins and improved operating efficiency. However, we expect to have downward pressure on margins until the full restart of the production for one auto manufacturer and until we increase the shipment of products of our Catalyst division to our Heavy Duty Diesel Systems division (see “—Factors Affecting Future Results” above).
Operating Expenses
     The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Six Months Ended June 30
		% of		% of
		Total		Total
	2011	Revenue	2010	Revenue	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$9.4	37.2%	$5.7	22.4%	$3.7	65.5%
Research and development	3.7	14.8%	2.2	8.5%	1.5	74.8%
Recapitalization expenses	—	—	0.7	2.9%	(0.7)	(100.0)%
Gain on sale of intellectual property	—	—	(3.9)	(15.4)%	3.9	100.0%

Total operating expenses	$13.1	52.0%	$4.7	18.4%	$8.4	181.6%

     For the six months ended June 30, 2011, operating expenses increased by $8.4 million to $13.1 million from $4.7 million for the six months ended June 30, 2010. The six months ended June 30, 2010 include a $3.9 million gain, which arose from the sale of specific three-way catalyst technology and intellectual property to TKK, our partner in our Asian investment. Partially offsetting this gain in the first half of 2010 were $0.7 million of recapitalization expenses incurred for legal and professional fees paid directly related to the Merger and costs related to the Catalyst division restructuring. Included in operating expenses for the six months ended June 30, 2011 were $0.5 million related to CDTI’s legacy business as a result of the Merger.
Selling, general and administrative expenses
     For the six months ended June 30, 2011, selling, general and administrative expenses increased by $3.7 million, or 65.5%, to $9.4 million from $5.7 million for the six months ended June 30, 2010. The expense for the six months ended June 30, 2011 includes $0.3 million related to CDTI’s legacy business subsequent to the Merger. The remaining increase is due to $1.2 million of expenses incurred in preparation for the London LEZ, $0.9 million of increased stock compensation expense related to stock options granted in the fourth quarter of 2010 and the first quarter of 2011 and RSUs granted in the second quarter of 2011, $0.9 million in increased legal and professional costs associated with being a U.S. public company compared to the same period in 2010, $0.5 million in amortization of intangibles resulting from the Merger, and unfavorable effect of fluctuations in foreign currency exchange rates related to the operation in Sweden and Canada of $0.2 million, all of which were partially offset by other decreases of $0.3 million. Selling, general and administrative expenses as a percentage of revenues increased to 37.2% in the six months ended June 30, 2011 compared to 22.4% in the six months ended June 30, 2010.
Research and development expenses
     For the six months ended June 30, 2011, research and development expenses increased by $1.5 million, or 74.8%, to $3.7 million from $2.2 million for the six months ended June 30, 2010. The increase in research and development expenses was primarily attributable to preparations for qualification of catalysts for use in our Heavy

Duty Diesel Systems division and pre-production testing for a model year change over expected in 2012 of $0.7 million, product verifications and engineering for the London LEZ of $0.3 million, increased stock compensation expense of $0.2 million related to stock options and restricted share units granted in 2011, $0.2 million related to CDTI’s legacy business as a result of the merger and $0.1 million of other increases. As a percentage of revenues, research and development expenses were 14.8% in the six months ended June 30, 2011, compared to 8.5% in the six months ended June 30, 2010.
Other expense, net

	Six Months Ended June 30
		% of		% of
		Total		Total
	2011	Revenue	2010	Revenue
	(Dollars in millions)
Interest expense	$(0.5)	(2.1)%	$(0.7)	(2.7)%
Gain on change in fair value of derivative financial instruments	1.1	4.3%	0.2	0.7%
All other, net	(0.4)	(1.4)%	(0.3)	(1.1)%

Total other income (expense), net	$0.2	0.8%	$(0.8)	(3.1)%

     For the six months ended June 30, 2011, we incurred interest expense of $0.5 million compared to $0.7 million in the six months ended June 30, 2010. The six months ended June 30, 2011 includes $75,000 in debt issuance costs related to the new FGI demand facility which was recognized as interest expense on inception of the agreement which can be terminated at any time by FGI. For additional information relating to the secured demand credit facility, see Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q and “—Description of Indebtedness” below. The six months ended June 30, 2010 includes $0.3 million related to the amortization of debt discount on the secured convertible notes issued in June 2010.
     For the six months ended June 30, 2011, there was $1.1 million in gains related to the change in fair value of liability classified common stock warrants issued in connection with the Merger. For more information relating to these warrants, see Note 10 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q. The six months ended June 30, 2010 includes approximately $0.2 million in income resulting from changes in the fair value of the derivative financial instruments issued in connection with the secured convertible notes issued in June 2010.
Net loss
     For the foregoing reasons, we had a net loss of $6.0 million for the six months ended June 30, 2011 compared to net income of $0.6 million for the six months ended June 30, 2010. Excluding net loss from discontinued operations, we had a net loss from continuing operations of $6.0 million for the six months ended June 30, 2011 compared to net income from continuing operations of $0.8 million for the six months ended June 30, 2010. We continue to have legal and other expenses related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 13 to the consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
     The revenue that we generate is not sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses and negative cash flows from operations since inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.
     Although the Merger (which was completed on October 15, 2010) was initially anticipated to provide sufficient cash to the combined company, unforeseen delays in completing the Merger led to significantly higher transactional costs for both CDTI and CSI. In addition, the reduction in Catalyst sales discussed above under “—Factors Affecting Future Results” resulted in lower cash inflows than previously anticipated. Thus, our post-Merger company had less cash than we needed to incur the sales, marketing and product verification expenditures required to be made in advance of realizing the anticipated sales in the London LEZ as well as the expenditures needed to complete verification of certain products of our Catalyst division for use in the products of our Heavy Duty Diesel Systems division. We continued to work on improving our liquidity situation and in February 2011 we entered into the FGI financing facility and repaid Fifth Third Bank, and in May 2011 we issued $3.0 million of our 8% subordinated convertible notes to a shareholder. However, our access to working capital continued to be limited and our debt service obligations and projected operating costs for 2011 exceeded our cash balance at June 30, 2011. As of June 30, 2011, we had an accumulated deficit of approximately $163.8 million. As of December 31, 2010, we had an accumulated deficit of approximately $157.7 million. We had $3.1 million in cash and cash equivalents at June 30, 2011 compared to $5.0 million in cash and cash equivalents at December 31, 2010, and total current liabilities of $17.8 million at June 30, 2011 compared to $14.8 million at December 31, 2010.
     In order to address our need for capital, on June 28, 2011, we entered into an underwriting agreement with Roth Capital Partners, LLC, and on July 5, 2011 (subsequent to the end of the second quarter), we closed a public offering in which we sold 3,053,750 shares and the selling stockholders sold 80,000 shares of our common stock (see “— Recent Development —Public Offering of Common Stock” above). We received $10.1 million in net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses. Management now believes that we will have sufficient working capital to sustain operations through at least the next twelve months. However, no assurances can be provided that we will have sufficient cash and credit to sustain operations or that we will be successful in obtaining additional funding, if needed.
     The following table summarizes our cash flows for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30
	2011	2010	$ Change	% Change
	(Dollars in millions)
Cash provided by (used in):
Operating activities	$(5.0)	$0.6	$(5.6)	(927.7)%
Investing activities	$(0.3)	$1.4	$(1.7)	(119.41)%
Financing activities	$3.5	$(1.0)	$4.5	436.62%
Cash (used in) provided by operating activities
     Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters.
     Cash used in operating activities in the six months ended June 30, 2011 was $5.0 million, an increase of $5.6 million from the six months ended June 30, 2010, when our operating activities provided $0.6 million of cash. The increase in cash used in operations was partially due to a $2.5 million increase in net loss from continuing operations in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, after giving consideration to non-cash operating items, including depreciation and amortization, stock-based compensation, foreign exchange loss and non-cash interest expense, among others for both periods, change in valuation of liability classified warrants in the six months ended June 30, 2011 and the gain on sale of intellectual property in the six months ended June 30, 2010. The increase in net loss from continuing operations was due to increased expenditures incurred in preparation for sales in the London LEZ, decreased catalyst sales as a result of the Japanese earthquake and tsunami and increased U.S. public company expenses. Cash used related to the change in net operating assets and liabilities was $0.6 million in the six months ended June 30, 2011 as compared to $2.7 million in cash provided from changes in net operating assets and liabilities in the six months ended June 30, 2010. The increase in cash use in the first half of 2011 is due to a $3.1 million increase in cash used related to the change in accounts receivable due to increased sales in our Heavy Duty Diesel Systems business and a $4.2 million increase in cash used related to the change in inventories due to a build up of inventory to support the London LEZ sales planned in the second half of 2011. These increases were partially offset by a $4.1 million increase in cash provided related to the change in accounts payable and accrued expenses and other current liabilities resulting from the increase in inventories as well as improved working capital management.
Cash (used in) provided by investing activities
     Our cash flows from investing activities primarily relate to asset sales and acquisitions, our Asian investment as well as capital expenditures and other assets to support our growth plans.
     Net cash used in investing activities was $0.3 million in the six months ended June 30, 2011 compared to $1.4 million generated by investing activities in the six months ended June 30, 2010. Cash used in investing activities in the six months ended June 30, 2011 relates primarily to purchases of property and equipment. The six months ended June 30, 2010 includes net cash acquired of $2.0 million received from the sale of intellectual property to TKK, our partner in our Asian investment.

Cash provided by (used in) financing activities
     Since inception, we have financed our net operating cash usage through a combination of financing activities such as issuance of equity or debt and investing activities such as sale of intellectual property or other assets. Changes in our cash flows from financing activities primarily relate to borrowings and payments under debt obligations.
     Net cash provided by financing activities was $3.5 million in the six months ended June 30, 2011, a $4.5 million increase in cash provided as compared to cash used of $1.0 million in the six months ended June 30, 2010. Cash provided by financing in the six months ended June 30, 2011 includes proceeds of $3.0 million on the issuance of secured convertible notes, $1.8 million in increased borrowings under credit facilities and $0.4 million in proceeds from the exercise of common stock warrants, all of which were partially offset by $1.6 million payment of a settlement obligation pursuant to the October 20, 2010 settlement agreement and the payment of $0.1 million in debt issuance costs. Cash used in the six months ended June 30, 2010 relates to the net repayments of borrowings under our former line of credit with Fifth Third Bank, which was partially offset by proceeds of $1.5 million from the sale of secured convertible notes in June 2010.
Description of Indebtedness
     Our outstanding borrowing at June 30, 2010 and December 31, 2010 is summarized as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in millions)
Line of credit	$4.4	$2.4
Loan from shareholder	1.5	1.4
8% subordinated convertible shareholder notes due 2016	3.0	—
Capital lease obligations	—	0.1

Total borrowings	$8.9	$3.9

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
     Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow up to $1 million against eligible inventory subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. The interest rate on advances or borrowings under the FGI facility will be the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate” and was 7.50% at June 30, 2011. Any advances or borrowings under the FGI facility are due on demand. We also agreed to pay FGI collateral management fees of: 0.44% per month on the face amount of eligible receivables as to which advances have been made and 0.55% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI facility are less than $2.4 million, we agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which our advances or borrowings are less than the agreed $2.4 million minimum.
     We account for the sale of accounts receivable under the FGI facility as a secured borrowing with a pledge of the subject receivables as collateral. At June 30, 2011, we had $4.2 million of gross accounts receivable pledged to

FGI as collateral for short-term debt in the amount of $3.4 million. At June 30, 2011, we also had $1.0 million in borrowings outstanding against eligible inventory. We were in compliance with the terms of the FGI Facility at June 30, 2011.
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
8% Subordinated Convertible Notes Due 2016
     On May 6, 2011, in a private placement pursuant to Regulation S, we issued to Kanis S.A $3.0 million aggregate principal amount of our subordinated convertible notes. The notes bear interest at a rate of 8% per annum, which is payable quarterly in arrears. The notes have a stated maturity of five years from the date of issuance, which maturity may be accelerated if: (i) we are in breach of the notes or other agreements with Kanis S.A., or (ii) Kanis S.A. provides written notice, not less than 30 days prior to such date, that it elects to accelerate the maturity to a date not earlier than November 11, 2012.
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
     The outstanding principal balance of, plus accrued and unpaid interest on, the notes are convertible subject to limitation at the option of the holder at any time upon written notice given not less than 75 calendar days prior to the date of conversion into shares of our common stock at an initial conversion price equal to $7.044 per share, which is equal to 120% of the consolidated closing bid price per share of our common stock on April 8, 2011 (the last trading day before we entered into the commitment letter with Kanis S.A). We may not convert the notes and Kanis S.A. may not convert any portion of the notes, to the extent that after giving effect to such conversion, the aggregate number of shares of our common stock issued upon conversion would exceed 369,853 shares.

     For further information regarding our 8% subordinated convertible notes due 2016, see Note 8 to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.
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
Capital Expenditures
     As of June 30, 2011, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.
Off-Balance Sheet Arrangements
     As of June 30, 2011 and December 31, 2010, we had no off-balance sheet arrangements.
Commitments and Contingencies
     As of June 30, 2011 and December 31, 2010, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our investment in TCC (see Note 12 to the condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q), we had no material commitments other than the liabilities reflected in our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.
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

Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material developments in our legal proceedings since the legal proceedings reported in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Default Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits

No.	Description

10.1	Subordinated Convertible Notes Commitment Letter, dated April 11, 2011, between Kanis S.A. and Clean Diesel (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 13, 2011)

10.2	Form of $3,000,000 promissory note, dated April 11, 2011 (incorporated by reference to Schedule B to Subordinated Convertible Notes Commitment Letter filed as Exhibit 10.1 of Form 8-K filed April 13, 2011)

10.3	Form of Warrant issued to the underwriters named in the Underwriting Agreement, dated June 28, 2011, by and among Clean Diesel, the selling stockholders named therein, and Roth Capital Partners, LLC, as the representative of the underwriters named therein (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 1, 2011)

10.4†	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 13, 2011)

10.5†	Management Short Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Form 8-K filed June 13, 2011)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

No.	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC. (Registrant)
Date: August 11, 2011	By:	/s/ Charles F. Call
Charles F. Call
Director and Chief Executive Officer

Date: August 11, 2011	By:	/s/ Nikhil A. Mehta
Nikhil A. Mehta
Chief Financial Officer and Treasurer