Form 10-Q
period 2011-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2011-11-10
CIK 949428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes☐    No  ☑

As of November 4, 2011, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 7,178,560.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Our actual results could differ from those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Form 10-K”) including without limitation the following:

•

The pursuit of opportunities relating to special government mandated retrofit programs requires cash investment in operating expenses and working capital such as inventory and receivables prior to the realization of profits and cash from sales and if we are not successful in accessing cash resources to make these investments we may miss out on these opportunities; further, if we are not successful in generating sufficient sales from these opportunities, we will not realize the benefits of the investments in inventory, which could have an adverse effect on our business, financial condition and results of operations;

•

Future growth of our business depends, in part, on enforcement of existing emissions-related environmental regulations, further tightening of emission standards worldwide and the general availability of funding for emissions control programs and if such regulations and standards are not enacted or enforced, demand for our products could decrease, which would have an adverse effect on our financial condition and results of operations;

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$4,558	$5,007
Accounts receivable, net	8,664	5,475
Inventories	12,028	5,253
Prepaid expenses and other current assets	2,594	1,818

Total current assets	27,844	17,553
Property and equipment, net	2,744	2,884
Intangible assets, net	5,207	5,995
Goodwill	5,930	6,040
Other assets	199	246

Total assets	$41,924	$32,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,211	$2,431
Settlement obligation	—	1,575
Accounts payable	7,503	4,588
Warrant liability	127	1,238
Accrued expenses and other current liabilities	4,646	4,466
Income taxes payable	882	455

Total current liabilities	17,369	14,753
Shareholder notes payable	4,492	1,410
Capital lease obligation	23	46
Deferred tax liability	1,067	1,096

Total liabilities	22,951	17,305

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 12,000,000; issued and outstanding 7,178,560 and 3,959,208 shares at September 30, 2011 and December 31, 2010, respectively	72	40
Additional paid-in capital	185,229	173,262
Accumulated other comprehensive loss	(918)	(239)
Accumulated deficit	(165,410)	(157,650)

Total stockholders’ equity	18,973	15,413

Total liabilities and stockholders’ equity	$41,924	$32,718

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$14,974	$10,939	$40,290	$36,310
Cost of revenues	10,704	8,416	28,582	27,012

Gross margin	4,270	2,523	11,708	9,298

Operating expenses:
Selling, general and administrative (including stock-based compensation expense of $170, $43, $1,153 and $134)	3,896	2,728	13,004	8,416
Research and development (including stock-based compensation expense of $12, $0, $204 and $0)	1,624	1,062	5,373	3,207
Recapitalization expense	—	769	—	1,496
Severance expense	—	—	—	15
Gain on sale of intellectual property	—	—	—	(3,900)

Total operating expenses	5,520	4,559	18,377	9,234

(Loss) income from operations	(1,250)	(2,036)	(6,669)	64

Other income (expense):
Interest income	4	2	12	4
Interest expense	(333)	(1,487)	(868)	(2,165)
Other income (expense), net	244	(600)	964	(709)

Total other income (expense)	(85)	(2,085)	108	(2,870)

Loss from continuing operations before income taxes	(1,335)	(4,121)	(6,561)	(2,806)
Income tax expense (benefit) from continuing operations	541	(52)	1,012	457

Net loss from continuing operations	(1,876)	(4,069)	(7,573)	(3,263)
Net (loss) income from operations of discontinued Energy Systems division	(141)	732	(187)	571

Net loss	$(2,017)	$(3,337)	$(7,760)	$(2,692)

Basic and diluted net loss per share:
Net loss from continuing operations per share	$(0.27)	$(7.40)	$(1.51)	$(5.93)
Net (loss) income from discontinued operations per share	(0.02)	1.33	(0.04)	1.04

Net loss per share	$(0.29)	$(6.07)	$(1.55)	$(4.89)

Weighted-average number of common shares outstanding:
Basic and diluted	7,035	550	5,021	550

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,760)	$(2,692)
Loss (income) from discontinued operations	187	(571)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,298	925
Provision for (recovery of) doubtful accounts	24	(24)
Stock based compensation expense	1,357	134
Change in fair value of liability-classified warrants	(1,072)	—
Change in fair value of financial instruments	—	261
Amortization of debt discount and accretion of debt payment premium	81	1,359
Amortization of debt issuance costs	75	272
(Gain) loss on unconsolidated affiliate	(35)	31
Loss on foreign currency transactions	148	438
(Gain) loss on disposal of property and equipment	(35)	28
Gain on sale of intellectual property	—	(3,900)
Changes in operating assets and liabilities:
Accounts receivable	(3,421)	2,972
Inventories	(7,032)	1,561
Prepaid expenses and other assets	(766)	854
Accounts payable	3,030	(209)
Income taxes payable	416	(843)
Accrued expenses and other current liabilities	207	(532)

Cash (used in) provided by operating activities of continuing operations	(13,298)	64
Cash used in operating activities of discontinued operations	(167)	(564)

Net cash used in operating activities	(13,465)	(500)

Cash flows from investing activities:
Purchases of property and equipment	(517)	(235)
Investment in unconsolidated affiliate	51	(413)
Proceeds from sale of property and equipment	37	—
Proceeds from sale of intellectual property	—	2,000

Net cash (used in) provided by investing activities	(429)	1,352

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows - Continued

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from financing activities:
Net borrowings under demand line of credit	4,211	—
Borrowings under line of credit	—	835
Repayment of line of credit	(2,540)	(3,659)
Proceeds from issuance of debt	—	2,000
Proceeds from issuance of shareholder notes payable	3,000	—
Proceeds from issuance of common stock	10,212	—
Proceeds from exercise of warrants	394	—
Payment of settlement obligation	(1,575)	—
Repayment of capital lease obligations	(23)	(22)
Payments for debt issuance costs	(115)	(272)

Net cash provided by (used in) financing activities	13,564	(1,118)

Effect of exchange rates on cash	(119)	(175)

Net change in cash and cash equivalents	(449)	(441)
Cash and cash equivalents at beginning of period	5,007	2,336

Cash and cash equivalents at end of period	$4,558	$1,895

Supplemental disclosures:
Cash paid for interest	$715	$339
Cash paid for income taxes	$625	$1,171

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the consolidated financial statements contemplate the realization of assets and settlement of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $165.4 million at September 30, 2011. The Company has funded its operations through equity sales, debt and bank borrowings.

On February 14, 2011, the Company and certain of its subsidiaries entered into separate Sale and Security Agreements with Faunus Group International, Inc. (“FGI”) to provide for a $7.5 million secured demand facility backed by the Company’s receivables and inventory. On February 16, 2011, approximately $2.1 million of proceeds from advances under this facility were used to pay in full the balance of the obligations under CSI’s credit facility with Fifth Third Bank. Amounts outstanding under the FGI facility, totaling $4.2 million at September 30, 2011, are due on demand and, therefore, are classified as current liabilities in the accompanying condensed consolidated balance sheet.

On April 11, 2011, the Company entered into a Subordinated Convertible Notes Commitment Letter with Kanis S.A. (“Purchaser”), a shareholder of the Company, that provides for the sale and issuance by the Company of 8% subordinated convertible notes (the “Notes”). As provided in the Commitment Letter, on May 6, 2011 Purchaser acquired from the Company at par, $3.0 million aggregate principal amount of the Notes. The Notes bear interest at a rate of 8% per annum, which is payable quarterly in arrears. See Note 8 for a detailed description of the Notes.

On July 9, 2011, the Company received net proceeds of approximately $10.2 million through a public offering of common stock. See Note 9.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 7, 2011, the Company signed a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), together with a registration rights agreement, whereby LPC has agreed to purchase up to $10.0 million of the Company’s common stock over a 30-month period (the “Purchase Agreement” and “Registration Rights Agreement,” respectively). Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) on October 13, 2011 covering the shares that have been issued or may be issued to LPC under the Purchase Agreement. After the SEC has declared effective the foregoing registration statement, the Company has the right, in its sole discretion, over a 30-month period to sell shares of its common stock to LPC in amounts of up to $500,000 to up to $1,500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million. See Note 17.

At September 30, 2011, the Company had $4.6 million in cash. Management believes that the Company will have access to sufficient working capital to sustain operations through at least the next twelve months. However, there is no assurance that, if necessary, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity.

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

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

d.	Concentration of Risk

For the periods presented below, certain customers accounted for 10% or more of the Company’s revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2011	2010	2011	2010
A	26%	29%	21%	24%
B	15%	2%	9%	5%
C	2%	13%	4%	10%
D	2%	12%	2%	14%

Customers A and D above are automotive original equipment manufacturers (OEMs) and relate to sales within the Catalyst segment. Customers B and C are systems distributors within the HDD Systems segment.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The March 2011 earthquake and resulting tsunami in Japan caused a disruption to automotive production. Customer A has significant operations in Japan and has been impacted by the disaster there. Although the Company’s shipments are primarily to U.S.-based production sites, due to parts delays coming out of Japan, Customer A temporarily reduced its U.S.-based production. This customer’s operations returned to normal in August 2011 and the Company’s sales recovered accordingly in the third quarter. However, in light of the recent floods in Thailand, this customer has announced that it will be curtailing production in its North American plants in the fourth quarter of 2011. The Company does not yet know the effect this action will have on its fourth quarter results of operations.

For the periods presented below, certain customers accounted for 10% or more of the Company’s accounts receivable balance as follows:

Customer	September 30, 2011	December 31, 2010
A	17%	16%
B	12%	14%
C	11%	2%

Customer A above is an automotive OEM, customer B is a diesel distributor and customer C is a diesel systems installer.

For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Vendor	2011	2010	2011	2010
A	15%	20%	18%	21%
B	11%	14%	9%	11%
C	5%	12%	5%	8%
D	4%	8%	8%	13%

Vendor A above is a catalyst supplier, vendors B and C are substrate suppliers, and Vendor D is a precious metals supplier.

e.	Use of Estimates

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

g.	Net (Loss) Income per Share

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares include employee stock options and restricted stock units (RSU) and other warrants and debt that are convertible into the Company’s common stock. The Company had potential dilutive options, RSU awards and warrants totaling 1,266,000 for the three and nine months ended September 30, 2011 and 67,000 for the three and nine months ended September 30, 2010.

Diluted net (loss) income per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred a net loss in the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, the effect of dilutive securities totaling 1,266,000 and 67,000 equivalent shares, respectively, has been excluded in the computation of net loss per share and net loss from continuing operations per share as their impact would be anti-dilutive.

In addition to the option and warrant dilutive securities, a total of 369,853 shares that are issuable upon the conversion of the 8% subordinated convertible shareholder notes (see Note 8) have been excluded from the computation of net loss per share and net loss from continuing operations per share for the three and nine months ended September 30, 2011 as their impact would be anti-dilutive. Additionally, 1,510,189 shares that were issuable upon the conversion of the secured convertible notes (see Note 8) have been excluded from the computation of net loss per share and net loss from continuing operations per share for the three months and nine months ended September 30, 2010 as their impact would be anti-dilutive for the secured convertible notes issued through September 30, 2010 and the remainder were issuable upon contingencies that had not been resolved as of September 30, 2010.

h.	Comprehensive (Loss) Income

The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Total comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(2,017)	$(3,337)	$(7,760)	$(2,692)
Unrealized (loss) gain on foreign currency translation	(1,140)	573	(679)	346

Comprehensive loss	$(3,157)	$(2,764)	$(8,439)	$(2,346)

i.	Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability. As a basis for considering such assumptions, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are as follows:

—	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities;

—

Level 2: Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable including quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active; and

—

Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to their variable interest rates. The fair value of long-term debt is approximately $3.0 million at September 30, 2011 based on estimated rates currently available to the Company. To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value.

See Note 10 regarding the fair value of the Company’s warrants.

j.	Accounting Changes

In December 2010, the FASB issued ASU 2010-28, Intangibles —Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28 ) to clarify when testing for goodwill impairment is required. The modifications clarify that when the carrying amount of a reporting unit is zero or negative, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The modifications are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The adoption of this accounting update did not have an impact on the Company’s financial statements as of the adoption date.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the nine months ended September 30, 2011, the Company finalized the purchase accounting for the business combination resulting in decreases of $1.4 million in identifiable intangible assets and $0.1 million in current assets acquired with a corresponding increase of $1.5 million in goodwill. The decrease in intangible assets resulted from the finalization of the valuation report from a third-party valuation expert assisting the Company in valuing the intangible assets. Changes during the measurement period resulting from the finalization of the purchase price allocation have been reflected retrospectively in the period in which the business combination occurred. As such, the December 31, 2010 amounts included in these condensed consolidated financial statements reflect the adjustments discussed above as well as a $0.1 million decrease in amortization expense related to the decrease in identifiable intangible assets.

Assets acquired and liabilities assumed as of acquisition date are as follows (in thousands):

	Final Purchase Price Allocation	Preliminary Purchase Price Allocation (1)
Cash and cash equivalents	$3,916	$3,916
Accounts receivable	175	156
Inventory	761	872
Other assets	326	326
Property and equipment	216	216
Intangible assets	1,937	3,306
Goodwill	1,615	154

Total assets acquired	8,946	8,946
Liabilities assumed	(1,374)	(1,374)

Total purchase consideration	$7,572	$7,572

(1)	Reflected in the consolidated balance sheet in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the intangible assets acquired, all of which are subject to amortization, (in thousands):

	Weighted Average Useful Life in Years	Fair Value
Trade name	15.0	$627
Patents	12.0	1,090
Backlog	1.0	220

Total intangible assets acquired		$1,937

The Company has consolidated the results of CDTI with its own financial results beginning on the October 15, 2010 Merger date.

4.	Goodwill and Intangible Assets

Goodwill

The Company’s Heavy Duty Diesel Systems reporting unit, which is also a reporting segment, has all of the Company’s allocated goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 is as follows (in thousands):

Balance at December 31, 2010 (1)	$6,040
Effect of translation adjustment	(110)

Balance at September 30, 2011	$5,930

(1)	Reflects the impact of measurement period adjustments (see Note 3).

Intangible Assets

Intangible assets as of September 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	Useful Life in Years	September 30, 2011	December 31, 2010 (1)
Trade name	15 – 20	$1,377	$1,402
Patents and know-how	5 – 12	4,941	5,060
Backlog	1	220	220
Customer relationships	4 – 8	1,232	1,254

		7,770	7,936
Less accumulated amortization		(2,563)	(1,941)

		$5,207	$5,995

(1)	Reflects the impact of measurement period adjustments (see Note 3).

The Company recorded amortization expense of $0.2 million and $0.1 million related to amortizable intangible assets during the three months ended September 30, 2011 and 2010, respectively. The Company recorded amortization expense of $0.7 million and $0.4 million related to amortizable intangible assets during the nine months ended September 30, 2011 and 2010, respectively.

Estimated amortization expense for existing intangible assets for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2011	$228
2012	692
2013	692
2014	692
2015	687

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at September 30, 2011 and December 31, 2010 consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued salaries and benefits	$ 1,604	$ 1,515
Sales tax payable	502	218
Accrued professional and consulting fees	19	750
Accrued severance	74	258
Accrued warranty	478	466
Deferred revenue	650	—
Liability for consigned precious metals	616	469
Other	703	790

	$ 4,646	$ 4,466

In May 2011, the Company entered into an agreement with Tanaka Kikinzoku Kogyo K. K. (TKK), its investment partner in the Asia Pacific (see Note 12), to provide catalyst engineering and support services to advance the deployment of the Company’s Mixed Phase Catalyst (MPC®) emission control technology in China. Clean Diesel is expected to receive $1.45 million in exchange for contributing its engineering expertise and support to assist TKK in the establishment of a catalyst manufacturing capability in China. The agreement consists of an up-front payment with the balance to be paid upon completion of certain milestones. The Company had $0.6 million in deferred revenue related to this agreement and has not recognized any revenue as of September 30, 2011.

6.	Severance Charges

The Company has taken actions to reduce its cost base beginning in 2008 and continuing through 2010. As a result of these actions, the Company has accrued severance costs, which are included in accrued expenses on the accompanying consolidated balance sheets, as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$ 258	$ 670
Accrued severance expense	—	15
Paid severance expense	(183)	(322)
Translation adjustment	(1)	—

Balance at end of period	$ 74	$ 363

The Company expects the remaining accrued severance costs to be paid in 2011.

7.	Accrued Warranty

The Company accrues warranty upon shipment of its products. Accrued warranties are included in accrued expenses on the accompanying consolidated balance sheets. The accrued warranty is as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$ 466	$371
Accrued warranty expense	237	109
Warranty claims paid	(209)	(113)
Translation adjustment	(16)	8

Balance at end of period	$ 478	$375

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Debt

Long-term debt at September 30, 2011 and December 31, 2010 consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Line of credit	$ 4,211	$ 2,431
6% shareholder note payable due 2013	1,492	1,410
8% subordinated convertible shareholder notes due 2016	3,000	—
Capital lease obligation	23	46

	8,726	3,887
Less current portion	(4,211)	(2,431)

	$ 4,515	$ 1,456

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

The interest rate on advances or borrowings under the FGI Facility will be the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate” and was 7.50% at September 30, 2011. Any advances or borrowings under the FGI Facility are due on demand. The Company also agreed to pay FGI collateral management fees of: 0.44% per month on the face amount of eligible receivables as to which advances have been made and 0.55% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company accounts for the sale of accounts receivable under the FGI Facility as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with ASC 860, “Transfers and Servicing.” At September 30, 2011, the Company had $4.1 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $3.2 million. At September 30, 2011, the Company also had $1.0 million in borrowings outstanding against eligible inventory.

Secured Convertible Notes

In June 2010, the Company agreed to issue up to $4 million of secured convertible notes (the “Secured Convertible Notes”) to a group of accredited investors. As agreed, $2.0 million were issued in four equal installments ($0.5 million on each of June 2, 2010, June 8, 2010, June 28, 2010 and July 12, 2010), with the remaining $2.0 million issued on October 15, 2010 immediately prior to the Merger. The Secured Convertible Notes contained two embedded financial instruments that required separate accounting at fair value, a premium redemption feature related to a 2x premium and a contingent equity forward related to the future funding commitment. The Secured Convertible Notes also included a beneficial conversion feature totaling $1.3 million that was contingent on the approval by the Company’s shareholders of certain amendments to its Articles of Incorporation. The initial value of the embedded financial instruments was recorded as a discount to the face value of the Secured Convertible Notes and was amortized using the effective interest method though the original maturity date, which was August 2, 2010. The embedded financial instruments were re-measured at fair value at the end of each reporting period with changes in fair value recorded to other income (expense). During the three and nine months ended September 30, 2010, the Company recognized $0.2 million in gain related to the change in fair value of the embedded financial instruments and $0.3 million in interest expense related to the amortization of discount. The aggregate $4.0 million of Secured Convertible Notes was converted into newly created CSI “Class B” common stock immediately prior to the Merger, and exchanged for shares of CDTI common stock in the Merger.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of September 30, 2011, the Company had 12.1 million shares authorized, 12 million of which are $0.01 par value common stock and 100,000 of which are $0.01 par value preferred stock.

In connection with the public offering by the Company and certain stockholders of 2,725,000 shares of the Company’s common stock, the Company filed a registration statement on Form S-1 with the SEC, as supplemented by an additional registration statement on Form S-1, both of which were declared effective on June 28, 2011. On June 28, 2011, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the underwriters names therein (the “Underwriters”). Pursuant to the terms and conditions of the Underwriting Agreement, the Company and the selling stockholders named in the Underwriting Agreement (the “Selling Stockholders”) agreed to sell, and the Underwriters agreed to purchase, an aggregate 2,725,000 shares of the Company’s common stock at a price of $3.5208 per share representing a discount to the public offering price of $3.75 per share. Of these 2,725,000 shares, 2,645,000 shares were offered by the Company and 80,000 shares were offered by the Selling Stockholders. The Underwriters were also granted an option to purchase up to an additional 408,750 shares of common stock from the Company within 30 days after the date of the Underwriting Agreement to cover over-allotments, if any. Such option was exercised in full on June 30, 2011.

On July 5, 2011, the Company closed the public offering in which it sold 3,053,750 shares, including 408,750 shares pursuant to the Underwriters over-allotment option, and the Selling Stockholders sold 80,000 shares. The shares were sold at a price of $3.5208 per share, representing a discount to the public offering price of $3.75 per share. The net proceeds of the offering to the Company were $10.2 million after deducting underwriting discounts and commissions and offering expenses. The Company did not receive any proceeds from shares sold by the Selling Stockholders.

In accordance with the Underwriting Agreement, the Company issued the Underwriters warrants to purchase in the aggregate 61,076 shares of the Company’s common stock (2.0% of the share issued by the Company in the offering) with an exercise price equal to $4.50 (120% of the public offering price), and which have a term of not greater than five years from June 28, 2011 (the date of the final prospectus for the public offering). The warrants were accounted for as a cost of the offering and charged to stockholders’ equity.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.	Warrants

Warrant activity for the nine months ended September 30, 2011 and warrant information as of September 30, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price	Range of Exercise Prices

Outstanding at December 31, 2010	942,870	$ 16.36	$2.80 - $169.47
Warrants issued	61,076	$ 4.50	$ 4.50
Warrants exercised	(49,779)	$ 7.92	$ 7.92
Warrants expired / forfeited	(830)	$ 60.00	$ 60.00

Outstanding at September 30, 2011	953,337	$ 16.00	$2.80 - $169.47

Warrants exercisable at September 30, 2011	928,337	$ 16.15	$2.80 - $169.47

Aggregate intrinsic value	$ —

In the nine months ended September 30, 2011, the Company issued an aggregate 49,779 shares of common stock related to the exercise of warrants originally issued to CSI’s Class A shareholders in the Merger. The Company received cash proceeds of $0.4 million related to these exercises. There were no warrant exercises in the nine months ended September 30, 2010.

Warrant Liability

Certain warrants are not recorded within stockholders’ equity because the Company is required to physically settle the contract by delivering registered shares. In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to maintain registration of the warrant shares, it does not specifically preclude cash settlement. Accordingly, the Company’s agreement to deliver registered shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. The liability is remeasured at the end of each reporting period with changes in fair value recognized in other income (expense) until such time as the warrants are exercised or expire. The Company had 379,678 and 429,457 warrants at September 30, 2011 and December 31, 2010, respectively, with an original grant date of October 15, 2010, exercise price of $7.92 and original contractual life of three years, classified as liabilities in the accompanying condensed consolidated balance sheets.

The contracts for the remaining warrants allow for settlement in unregistered shares and do not contain any other characteristics that would result in liability classification. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying consolidated balance sheet at September 30, 2011 and December 31, 2010. The warrants that are accounted for as equity are only valued on the issuance date and not subsequently revalued.

The Company evaluated the balance sheet classification of all warrants at September 30, 2011 noting no changes.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The warrants classified as liabilities are considered Level 3 in the fair value hierarchy because they are valued based on unobservable inputs. The Company determined the fair value of its liability-classified warrants using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that market conditions will be achieved. The assumptions used in the Monte Carlo simulation model as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Expected volatility	70.0%	47.9%
Risk-free interest rate	0.6%	1.2%
Forfeiture rate	0.0%	0.0%
Closing price of Clean Diesel Technologies, Inc. common stock	$2.32	$9.49

Due to the significant change in the Company following the Merger, CDTI’s historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company utilized an estimate based upon a weighted average of implied and historical volatility of a portfolio of peer companies.

The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs for the nine months ended September 30, 2011 (in thousands):

Balance at December 31, 2010	$1,238
Exercise of common stock warrants	(39)
Remeasurement of common stock warrants	(1,072)

Balance at September 30, 2011	$127

11.	Share Based Payment

Stock Compensation

Under the Clean Diesel Technologies, Inc. 1994 Incentive plan, as amended (the “Plan”), awards may be granted to participants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based awards or cash, or combinations of these as determined by the board of directors. The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes it over the service period for awards expected to vest. The maximum number of awards allowed under the Plan is 17.5% of the Company’s outstanding common stock less the then outstanding awards, subject to sufficient authorized shares. There were 828,028 shares available under the plan at September 30, 2011.

Stock-based compensation expense for both employee and non-employee awards for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Selling, general and administrative	$170	$43	$1,153	$134
Research and development	12	—	204	—

Total stock-based compensation expense	$182	$43	$1,357	$134

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

Stock option activity for the nine months ended September 30, 2011 and stock option information as of September 30, 2011 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	151,801	$53.55	—	—
Granted	182,459	$5.68	—	—
Expired	(47,101)	$60.67	—	—

Outstanding at September 30, 2011	287,159	$21.96	7.67	—

Exercisable at September 30, 2011	194,263	$29.70	6.82	—

The aggregate intrinsic value represents the difference between the exercise price and the Company’s closing stock price on the last trading day of the quarter ended September 30, 2011.

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

As of September 30, 2011, total compensation cost related to options granted under the Plan but not yet recognized was approximately $0.2 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 0.4 years.

Restricted Stock Units

On June 8, 2011, the Company’s Board of Directors approved a form of Restricted Share Unit Agreement under the Plan. RSU awards are awards under the Plan that have an exercise price equal to zero and, upon vesting are settled in shares of the Company’s common stock on a one-for-one basis. The fair value of the RSU awards is based on the closing market price of the Company’s common stock on the date of grant, and the Company recognizes compensation expense on a straight-line basis over the requisite vesting period. On June 8, 2011, the Company granted RSU awards to executive officers as well as other key employees that are to be settled by

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

delivering a total of 122,127 common shares with a grant date fair value of $6.17. Of these RSUs, 92,677 vested in full seven business days from the grant date. The remaining 29,450 of these RSUs are time-based and vest on the following schedule: 33.3% of the total number of RSUs vest seven days from the grant date and each of the first and second anniversaries of the grant date. On September 8, 2011, the Company granted RSU awards to an executive officer as well as other key employees that are to be settled by delivering a total of 18,934 common shares with a grant date fair value of $3.80. Of these RSUs, the 13,334 issued to an executive officer vested in full six business days from the grant date. The remaining 5,600 of these RSUs are time-based and 33.3% vest on each of the first, second and third anniversaries of the grant date.

RSU activity for the nine months ended September 30, 2011 and stock option information as of September 30, 2011 is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Non-vested share units at January 1, 2011	—	—	—
Granted	141,061	$5.85	—
Vested	(115,823)	$5.90	—

Non-vested share units at September 30, 2011	25,238	$5.64	—

As of September 30, 2011, the Company had approximately $0.1 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 1.4 years.

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

The Company’s investment in TCC is accounted for using the equity method as the Company still has significant influence over TCC as a result of having a seat on TCC’s board. In February 2010, the Company entered into an agreement to loan 37.5 million JPY (approximately $0.4 million) to TCC to fund continuing operations. The loan was funded in four monthly tranches starting in February 2010 and ending in May 2010. As of December 31, 2010, the Company had loaned TCC 37.5 million JPY. If the loan is not repaid by TCC, it will offset the Company’s obligation to fund its portion of TCC’s losses. Given TCC’s historical losses, the loan has been recorded as a reduction of such obligations. At September 30, 2011, the balance of the Company’s loan to TCC less its share of accumulated losses in the amount of $0.1 million is included in other current assets. TCC operates with a March 31 fiscal year-end.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.	Sale of Energy Systems Division

On October 1, 2009, the Company sold all significant assets of Applied Utility Systems, Inc. (“AUS”), which comprised the Company’s Energy Systems division, for up to $10.0 million, including $8.6 million in cash and contingent consideration of $1.4 million. Of the contingent consideration, $0.5 million was contingent upon AUS being awarded certain projects and $0.9 million is retention against certain project and contract warranties and other obligations. The Company has not recognized any of the contingent consideration as of September 30, 2011 and will only do so if the contingencies are resolved favorably. The $0.5 million of contingent consideration that was contingent on the award of certain projects was not earned and will not be paid.

The loss, net of tax, of the Energy Systems division is presented as discontinued operations. There was no revenue included within discontinued operations for the nine months ended September 30, 2011 or 2010.

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

Legal Proceedings

On September 30, 2008, AUS, a former subsidiary of the Company, filed a complaint against Benz Air Engineering, Inc. (“Benz Air”). The Company sold the majority of the assets of AUS to Johnson Matthey on October 1, 2009 (see Note 13), however, this lawsuit was excluded from the sale. The complaint was amended on January 16, 2009, and asserted claims against Benz Air for breach of contract, common counts and slander. AUS was seeking $0.2 million in damages, plus interest, costs and applicable penalties. In response to the complaint, Benz Air filed a cross-complaint on November 17, 2008, which named both AUS and the Company as defendants. The cross-complaint asserted claims against AUS and the Company for breach of oral contract, breach of express warranty, breach of implied warranty, negligent misrepresentation and intentional misrepresentation and was seeking not less than $0.3 million in damages, plus interest, costs and punitive damages. The trial was concluded on July 29, 2011 with the jury awarding AUS $0.2 million plus interest as well as an additional $0.3 million for false statements. On October 18, 2011, the trial court granted Benz Air’s motion and overturned the jury’s verdict regarding the $0.3 million for false statements, and denied Benz Air’s motion to overturn the jury’s verdict on the remaining counts. In addition, the trial court awarded the Company over $0.5 million in attorney’s fees. The Company is evaluating collectability of the jury award and the court’s award of the attorney’s fees. As such, the financial statements as of September 30, 2011 do not include any adjustments related to this judgment.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summarized financial information for the Company’s reportable segments for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales
Heavy Duty Diesel Systems	$11,076	$6,956	$30,105	$22,732
Catalyst	5,902	3,983	13,990	13,919
Corporate	—	—	—	—
Eliminations (1)	(2,004)	—	(3,805)	(341)

Total	$14,974	$10,939	$40,290	$36,310

Income (loss) from operations
Heavy Duty Diesel Systems	$918	$454	$1,096	$2,367
Catalyst (2)	(715)	(846)	(2,076)	2,257
Corporate	(1,381)	(1,644)	(5,509)	(4,560)
Eliminations	(72)	—	(180)	—

Total	$(1,250)	$(2,036)	$(6,669)	$64

	September 30, 2011	December 31, 2010
Total assets
Heavy Duty Diesel Systems	$41,674	$36,559
Catalyst	42,626	33,567
Discontinued operations	1,080	1,247
Eliminations	(43,456)	(38,655)

Total	$41,924	$32,718

(1)	Elimination of Catalyst revenue related to sales to Heavy Duty Diesel Systems.

(2)	Catalyst division income from operations includes a $3.9 million gain on sale of intellectual property to TKK in the nine months ended September 30, 2010.

Net sales by geographic region for the three and nine months ended September 30, 2011 and 2010 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$5,596	$4,990	$15,331	$16,336
Canada	6,049	4,582	17,363	15,759
Europe	3,329	1,367	7,596	4,215

Total	$14,974	$10,939	$40,290	$36,310

Geographic information is based on country of origin. The majority of Canadian sales are to U.S. customers.

17.	Subsequent Event

On October 7, 2011, the Company signed a Purchase Agreement with LPC, together with a Registration Rights Agreement, whereby LPC has agreed to purchase up to $10 million of the Company’s common stock over a 30-month period. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the SEC on October 13, 2011 covering the shares that have been issued or may be issued to LPC under the Purchase Agreement. After the SEC has declared effective this registration statement, the Company has the right, in its sole discretion, over a 30-month period to sell shares of its common stock to LPC in amounts of up to $500,000 to up to $1,500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10 million.

There are no upper limits to the price LPC may pay to purchase the Company’s common stock and the purchase price of the shares related to the $10 million of future funding will be based on the prevailing market prices of the Company’s shares preceding the time of sales as computed in accordance with the Purchase Agreement without any fixed discount, with the Company controlling the timing and amount of future sales, if any, of shares to LPC. The purchase price per share is equal to the lesser of the lowest sales price of our common stock on the purchase date or the average of the three lowest closing sales prices of our common stock during the twelve consecutive business days prior to the date of the purchase by LPC.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock. In consideration for entering into the Purchase Agreement, the Company issued to LPC 40,247 shares of common stock as a commitment fee and is required to issue up to 80,494 shares of common stock pro rata as LPC purchases the $10 million of the Company’s common stock over the 30-month period. The Purchase Agreement may be terminated by the Company at any time at its discretion without any cost or penalty. The proceeds received by the Company under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

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

Heavy Duty Diesel Systems: Through our Heavy Duty Diesel Systems division we design and manufacture verified exhaust emissions control solutions. Our Heavy Duty Diesel Systems division offers a full range of products for the verified retrofit and original equipment manufacturer, or OEM, markets through its distribution/dealer network and direct sales. These ECS and Clean Diesel Technologies-branded products, such as Purifilter ®, Purifier™, ARIS ® and exhaust gas recirculation with selective catalytic reduction are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 65% of the total consolidated revenues for the year ended December 31, 2010 and 75% of total consolidated revenues for the nine months ended September 30, 2011.

Catalyst: Through our Catalyst division, we produce catalyst formulations to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications. A family of unique high-performance catalysts has been developed — with base-metals or low platinum group metal and zero- platinum group metal content — to provide increased catalytic function and value for technology-driven automotive industry customers. Our technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and we have supplied over ten million parts to light duty vehicle customers since 1996. Our Catalyst division also provides catalyst formulations for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 35% of the total consolidated revenues for the year ended December 31, 2010 and 25% of total consolidated revenues for the nine months ended September 30, 2011.

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

Recapitalization expenses

Recapitalization expenses consists primarily of the expense for legal, accounting and other professional advisory services as a result of our efforts in the 2010 to explore strategic opportunities resulting in the Merger.

Total other income (expense)

Total other income (expense) primarily reflects interest expense, loss on foreign exchange and changes in fair value of our liability classified warrants and certain of our financial instrument liabilities. It also includes interest income as well as our share of income and losses from our Asian investment and income.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are considering early adoption of this pronouncement and are currently evaluating the effect the pronouncement will have on our financial statements.

Recent Developments

Common Stock Purchase Agreement with LPC

On October 7, 2011, we signed a purchase agreement with LPC, together with a registration rights agreement, whereby LPC has agreed to purchase up to $10 million of our common stock over a 30-month period. Pursuant to the Registration Rights Agreement, we filed a registration statement on Form S-1 with the U.S. Securities and

Exchange Commission (“SEC”) on October 13, 2011 covering the shares that have been issued or may be issued to LPC under the Purchase Agreement. After the SEC has declared effective this registration statement, we have the right, in our sole discretion, over a 30-month period to sell shares of our common stock to LPC in amounts of up to $500,000 to up to $1,500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10 million.

There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to the $10 million of future funding will be based on the prevailing market prices of our shares preceding the time of sales as computed in accordance with the Purchase Agreement without any fixed discount, with us controlling the timing and amount of future sales, if any, of shares to LPC. The purchase price per share is equal to the lesser of the lowest sales price of our common stock on the purchase date or the average of the three lowest closing sales prices of our common stock during the twelve consecutive business days prior to the date of the purchase by LPC.

LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares of common stock. In consideration for entering into the Purchase Agreement, we issued to LPC 40,247 shares of common stock as a commitment fee and are required to issue up to 80,494 shares of common stock pro rata as LPC purchases the $10 million of our common stock over the 30-month period. We may terminate the Purchase Agreement at any time at our discretion without any cost or penalty. The proceeds received by us under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

Public Offering of Common Stock

On June 28, 2011, we entered into an underwriting agreement with Roth Capital Partners, LLC, as representative of the underwriters named therein. As provided in the underwriting agreement, on July 5, 2011 we and the selling stockholders named in the underwriting agreement sold the underwriters an aggregate 3,133,750 shares of our common stock at a price of $3.5208 per share, which represents a discount from the public offering price of $3.75 per share. Of these shares, 3,053,750 shares were sold by us (including 408,750 shares issued pursuant to the underwriters’ overallotment option, which was exercised in full on June 30, 2011) and 80,000 shares were sold by the selling stockholders. We received net proceeds of $10.2 million after deducting underwriting discounts and commissions and offering expenses.

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

Factors Affecting our Heavy Duty Diesel Systems Division

The nature of our business and, in particular, our Heavy Duty Diesel Systems division, is heavily influenced by government funding of emissions control projects and increased diesel emission control regulations. Compliance with these regulatory initiatives drives demand for our products and the timing of implementation of emission reduction projects. For example, following the passage of the American Recovery and Reinvestment Act of 2009 (commonly referred to as the Stimulus Bill), government spending (both federal and state) increased. As such, our Heavy Duty Diesel Systems divisions had increased revenues due to this additional funding in 2010. The draft U.S. fiscal year 2012 budget proposes elimination of EPA funding under the Diesel Emissions Reduction Act (DERA). If passed in current form, it would potentially have an adverse effect on retrofit system sales in 2012 and beyond. However, funding for diesel retrofit programs in 2011 is expected to continue to accrue from funds allocated under the Stimulus Bill and other sources such as the funding under California’s Proposition 1B and from funding provided by the U.S. Department of Transportation under its Congestion Mitigation and Air Quality Improvement Program. In addition, government mandates around the world are being used increasingly to combat diesel emissions.

Emission reduction programs are often one-off, or have staggered compliance dates, which mean they do not generally result in a regular source of recurring revenues for our company. For example, London, U.K. has mandated that certain heavy duty diesel vehicles entering the London Low Emissions Zone (or LEZ) will be required to meet certain emission standards by January 2012. We believe that approximately 20,000 such vehicles will require a retrofit emission control device installed on the vehicle by year end 2011, thus providing us the opportunity to sell our products and generate revenue in the fourth quarter of 2012 and potentially in the first quarter of 2012. In addition, we are exploring opportunities to participate in other such retrofit programs in Europe, which may yield product sales in 2012 and beyond. We may incur supplier accreditation, product verification, sales and marketing and inventory build-up costs before we can realize revenues from such potential opportunities. In addition, the California Air Resources Board has mandated that all Class 7 and Class 8 heavy diesel trucks meet certain emission targets by 2016, with interim targets established for 2011, 2012 and 2013 such that 90% of current operating diesel trucks will be required to meet these targets by 2014. We estimate that this rule will require well over 100,000 heavy duty diesel trucks to be replaced or retrofitted. We will incur product verification and other expenditures relating to sales and marketing activities before we record orders and start shipping products. While we cannot guarantee that we will be successful in gaining any particular level of sales from the various funding sources, emission programs and mandates, we expect to pursue these opportunities. The timing of these sales is uncertain and could result in fluctuations in revenue from quarter to quarter during this year and beyond.

Factors Affecting our Catalyst Division

Because the customers of our Catalyst division are auto makers, our business is also affected by macroeconomic factors that impact the automotive industry generally, which can result in increased or decreased purchases of vehicles, and consequently demand for our products. The global economic crisis in the latter half of 2008 that continued through 2009 and 2010 had a negative effect on our customers in the automotive industry. As such demand for our products, which our auto maker customers incorporate into the vehicles they sell, decreased. In the future, if similar macroeconomic factors or other factors affect our customer base, our revenues will be similarly affected. In addition, two auto maker customers account for a significant portion of our Catalyst division revenues (see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K and Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). In the second half of 2010, one of these auto makers accelerated manufacture of a vehicle that requires a catalyst product meeting a higher regulatory standard than the product currently supplied to such auto maker by our Catalyst division. Based on current information from the customer, our products are now being tested for future emission standards, which may result in orders and product sales sometime in the future beyond 2013 if we were to win the business. Accordingly, we now expect negligible revenues from this customer in our Catalyst division through 2011, 2012 and 2013. In January 2011, we began shipment of catalyst to a new automobile manufacturer. We expect to continue shipping catalyst to this new customer during 2011. Demand from this customer has not yet been fully stabilized, as it represents a catalyst for a new model of automobile. We currently anticipate that sales to this customer will partially offset the loss of sales to the automaker described above. In addition, one of our auto maker customers reduced production in light of the recent earthquake and tsunami in Japan and as a result, our catalyst sales in the second quarter of 2011 were unfavorably impacted. This customer’s operations returned to normal in August 2011 and our sales recovered accordingly in the third quarter. However, in light of the recent floods in Thailand, this customer has announced that it will be curtailing production in its North American plants in the fourth quarter. At this time, we do not know for certain the effect this action will have on our sales in the fourth quarter of 2011.

Supply of Catalyst Division Products to Heavy Duty Diesel Systems Division

Our strategy is to progressively utilize the products of our Catalyst division in the products of our Heavy Duty Diesel Systems division. We anticipate that following approval by the regulatory agencies our intercompany sales of catalysts will increase compared to historical levels. While this will not impact our reported sales, we believe that the manufacturing gross margin associated with these sales will improve the margins of our Catalyst division and therefore improve our total gross margin.

Regulatory approvals were expected to be obtained for a majority of our products sometime in the second quarter of 2011. Due to a backlog at the third party external testing site the approval process has been delayed and we have only received approval for some of the products applied for. We now expect approval for the remainder of the products applied for in the fourth quarter of 2011.

Results of Operations

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Revenues

The table below and the tables in the discussion that follow are based upon the way we analyze our business. See Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our divisions.

	Three Months Ended September 30
	2011	% of Total Revenue	2010	% of Total Revenue	$ Change	% Change

	(Dollars in millions)
Heavy Duty Diesel Systems	$ 11.1	74.0%	$ 6.9	63.6%	$ 4.2	59.2%
Catalyst	5.9	39.4%	4.0	36.4%	1.9	48.2%
Intercompany revenue	(2.0)	(13.4)%	—	—	(2.0)	—

Total revenue	$ 15.0	100.0%	$ 10.9	100.0%	$ 4.1	36.9%

Total revenue for the three months ended September 30, 2011 increased by $4.1 million, or 36.9%, to $15.0 million from $10.9 million for the three months ended September 30, 2010.

Revenues for our Heavy Duty Diesel Systems division for the three months ended September 30, 2011 increased $4.2 million, or 59.2%, to $11.1 million from $6.9 million for the three months ended September 30, 2010. Revenues for the three months ended September 30, 2011 include $0.3 million from CDTI’s legacy business as a result of the Merger, excluding sales in the London LEZ. The remaining increase was due to sales in the London LEZ of $1.6 million, a growth in North American sales of $1.5 million, favorable currency translation impact of $0.6 million and growth in sales to European mining customers of $0.2 million. We expect sales in our Heavy Duty Diesel Systems division to increase for the remainder of 2011 as compared to the third quarter as shipments in the London LEZ are expected to increase towards its December 2011 compliance deadline.

Revenues for our Catalyst division for the three months ended September 30, 2011 increased $1.9 million, or 48.2%, to $5.9 million from $4.0 million for the three months ended September 30, 2010. Revenues for this division increased year over year as a result of $2.0 million in higher intercompany sales of catalysts and $0.8 million in increased sales to a Japanese automaker, ramping up production post tsunami, partially offset by $0.6 million in decreased sales to an automaker accelerating the manufacture of a vehicle that requires a catalyst product meeting a higher regulatory standard than the product currently supplied to the automaker by our Catalyst division and other customer decreases of $0.2 million. We currently expect revenues in the Catalyst division for the fourth quarter of 2011 to be consistent with the third quarter of 2011. However, the effect on our fourth quarter sales of curtailed production in their North America plants, as announced by our Japanese automaker customer, is unknown at this time (see “—Factors Affecting Future Results” above).

We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Cost of revenues

Cost of revenues increased by $2.3 million, or 27.2% to $10.7 million for the three months ended September 30, 2011 compared to $8.4 million for the three months ended September 30, 2010. The primary reason for the increase in costs was higher product sales volume.

Gross Profit

The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Three Months Ended September 30
	2011	% of Revenue (1)	2010	% of Revenue (1)	$ Change	% Change

	(Dollars in millions)
Heavy Duty Diesel Systems	$ 3.8	33.4%	$ 2.0	29.2%	$ 1.8	82.6%
Catalyst	0.6	10.8%	0.5	12.4%	0.1	29.1%
Intercompany eliminations	(0.1)	—	—	—	(0.1)	—

Total gross profit	$ 4.3	28.5%	$ 2.5	23.1%	$ 1.8	69.2%

(1)	Division calculation based on division revenue. Total based on total revenue.

Gross profit increased to $4.3 million for the three months ended September 30, 2011 from $2.5 million for the three months ended September 30, 2010. Gross margin was 28.5% during the three months ended September 30, 2011 compared to 23.1% during the three months ended September 30, 2010. In our Heavy Duty Diesel Systems division, gross profit increased $1.8 million as a result of increased sales and gross margin improvement for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Gross profit in our Catalyst division increased $0.1 million to $0.6 million due to the higher sales volume, whereas there was a decline in gross margin, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

The increase in gross margin for our Heavy Duty Diesel Systems division is primarily a result of favorable product sales mix, price increases implemented during the second quarter of 2011 and $0.1 million of royalty sales by CDTI’s legacy business, all of which were partially offset by an increase in costs associated with the manufacturing scale-up in London prior to realizing sales in the LEZ. We anticipate that gross margins in this business will gradually improve as we realize the full benefits of price increases instituted in the second quarter and the product mix shifts to reflect higher margin products such as those we expect to sell in the London LEZ (see “—Factors Affecting Future Results” above).

The decrease in gross margin for our Catalyst division is a result of unfavorable product mix as well as higher than anticipated yield losses during the scale up of heavy duty diesel catalyst production for intercompany sales. We expect margins in this business to increase gradually as product mix normalizes, diesel catalyst yields improve, and as the volume of intercompany catalyst sales grows (see “—Factors Affecting Future Results” above).

Operating Expenses

The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Three Months Ended September 30
	2011	% of Total Revenue	2010	% of Total Revenue	$ Change	% Change

	(Dollars in millions)
Selling, general and administrative	$ 3.9	26.0%	$ 2.6	24.9%	$ 1.3	42.8%
Research and development	1.6	10.8%	1.1	9.7%	0.5	52.9%
Recapitalization expenses	—	—	0.8	7.0%	(0.8)	(100.0)%

Total operating expenses	$ 5.5	36.9%	$ 4.5	41.7%	$ 1.0	21.1%

For the three months ended September 30, 2011, operating expenses increased by $1.0 million to $5.5 million from $4.5 million for the three months ended September 30, 2010. The three months ended September 30, 2010 included $0.8 million of recapitalization expenses incurred for legal and professional fees directly related to the Merger. Included in operating expenses for the three months ended September 30, 2011 were $0.2 million related to CDTI’s legacy business as a result of the Merger. In 2011, we finalized the purchase accounting for the Merger resulting in decreases of $1.4 million in identifiable intangible assets and $0.1 million in current assets acquired with a corresponding increase of $1.5 million in goodwill. Changes resulting from the finalization of the purchase price allocation have been reflected retrospectively in the period in which the Merger occurred. Amortization expense, included in selling, general and administrative expenses, for the three months ended September 30, 2011 has been calculated based on the final balances.

Selling, general and administrative expenses

For the three months ended September 30, 2011, selling, general and administrative expenses increased by $1.3 million, or 42.8%, to $3.9 million from $2.6 million for the three months ended September 30, 2010. The expense for the three months ended September 30, 2011 includes $0.2 million related to CDTI’s legacy business, including $0.1 million of amortization of intangibles, subsequent to the Merger. The remaining increase is due to $0.4 million in increased expenditures related to our London LEZ operation, $0.1 million in increased stock compensation expense, the unfavorable effect of fluctuations in foreign exchange rates related to operations in Canada and Sweden of $0.1 million as well as to increased legal, professional and other costs as a result of being a NASDAQ listed company as compared to the same period in 2010, when we were listed on the AIM Market of the London Stock Exchange. Selling, general and administrative expenses as a percentage of revenues increased to 26.0% in the three months ended September 30, 2011 compared to 24.9% in the three months ended September 30, 2010. We expect to continue to invest in sales and marketing related expenses both in London and other European LEZs and to support the anticipated opportunity resulting from the California mandate (see “—Factors Affecting Future Results” above).

Research and development expenses

For the three months ended September 30, 2011, research and development expenses increased by $0.5 million, or 52.9%, to $1.6 million from $1.1 million for the three months ended September 30, 2010. The increase in research and development expenses was primarily attributable to increased staffing of $0.2 million, $0.2 million of foreign exchange impact and $0.1 million related to product verifications in our Heavy Duty Diesel Systems division. As a percentage of revenues, research and development expenses were 10.8% in the three months ended September 30, 2011, compared to 9.7% in the three months ended September 30, 2010. We expect to continue to incur research and development expense relating to product verifications for the planned sales of products of our Catalyst division to our Heavy Duty Diesel Systems division and certain new product development and verification expenses to support the anticipated opportunity resulting from the California mandate (see “—Factors Affecting Future Results” above).

Other expense, net

	Three Months Ended September 30
	2011	% of Total Revenue	2010	% of Total Revenue
	(Dollars in millions)
Interest expense	$ (0.3)	(2.2)%	$ (1.5)	(13.6)%
Gain on change in fair value of derivative financial instruments	—	—	(0.4)	(4.0)%
All other, net	0.2	1.6%	(0.2)	(1.5)%

Total other income (expense), net	$ (0.1)	(0.6)%	$ (2.1)	(19.1)%

For the three months ended September 30, 2011, we incurred interest expense of $0.3 million compared to $1.5 million in the three months ended September 30, 2010. The three months ended September 30, 2010 includes $1.3 million related to the amortization of debt discount and deferred financing charges on the secured convertible notes issued in June 2010. For additional information relating to the secured convertible notes, see Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.

The three months ended September 30, 2010 includes approximately $0.4 million in expense resulting from changes in the fair value of the derivative financial instruments issued in connection with the secured convertible notes issued in June 2010.

Net loss

For the foregoing reasons, we had a net loss of $2.0 million for the three months ended September 30, 2011 compared to a net loss of $3.3 million for the three months ended September 30, 2010. Excluding net loss of $0.1 million in 2011 and net income of $0.7 million in 2010 from discontinued operations, we had a net loss from continuing operations of $1.9 million for the three months ended September 30, 2011 compared to a net loss from continuing operations of $4.0 million for the three months ended September 30, 2010. We continue to have legal and other expenses related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 13 to the consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Revenues

	Nine Months Ended September 30
	2011	% of Total Revenue	2010	% of Total Revenue	$ Change	% Change

	(Dollars in millions)
Heavy Duty Diesel Systems	$ 30.1	74.7%	$ 22.7	62.6%	$ 7.4	32.4%
Catalyst	14.0	34.7%	13.9	38.3%	0.1	0.5%
Intercompany revenue	(3.8)	(9.4)%	(0.3)	(0.9)%	(3.5)	NM

Total revenue	$ 40.3	100.0%	$ 36.3	100.0%	$ 4.0	11.0%

Total revenue for the nine months ended September 30, 2011 increased by $4.0 million, or 11.0%, to $40.3 million from $36.3 million for the nine months ended September 30, 2010.

Revenues for our Heavy Duty Diesel Systems division for the nine months ended September 30, 2011 increased $7.4 million, or 32.4%, to $30.1 million from $22.7 million for the nine months ended September 30, 2010. Revenues for the nine months ended September 30, 2011 include $1.8 million from CDTI’s legacy business, excluding the London LEZ, as a result of the Merger. The remaining increase was due to London LEZ sales of $1.8 million, the favorable effect of fluctuation in foreign currency exchange rates of $1.8 million, increased sales in North America of $1.1 million and increased sales to mining and material handling customers in Europe of $0.9 million.

Revenues for our Catalyst division for the nine months ended September 30, 2011 increased $0.1 million to $14.0 million from $13.9 million for the nine months ended September 30, 2010. Revenues for this division increased year-over-year as a result of increased intercompany catalyst sales of $3.5 million, sales to a new automaker customer of $0.8 million and increased sales of service parts of $0.2 million, partially offset by reductions in other external sales. External sales declined $4.4 million as a result of an automaker accelerating the manufacture of a vehicle that requires a catalyst product meeting a higher regulatory standard than the product currently supplied to the automaker by our Catalyst division.

We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Cost of revenues

Cost of revenues increased by $1.6 million, or 5.8%, to $28.6 million for the nine months ended September 30, 2011 compared to $27.0 million for the nine months ended September 30, 2010. The primary reason for the increase in costs was higher product sales volume in our Heavy Duty Diesel Systems division.

Gross Profit

The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Nine Months Ended September 30
	2011	% of Revenue (1)	2010	% of Revenue (1)	$ Change	% Change

	(Dollars in millions)
Heavy Duty Diesel Systems	$ 9.5	31.5%	$ 6.8	30.0%	$ 2.7	39.1%
Catalyst	2.4	17.2%	2.5	17.8%	(0.1)	(3.0)%
Intercompany elimination	(0.2)	—	—	—	(0.2)	—

Total gross profit	$ 11.7	29.1%	$ 9.3	25.6%	$ 2.4	25.9%

(1)	Division calculation based on division revenue. Total based on total revenue.

Gross profit increased by $2.4 million, or 25.9%, to $11.7 million for the nine months ended September 30, 2011, from $9.3 million for the nine months ended September 30, 2010. Gross margin was 29.1% during the nine months ended September 30, 2011 compared to 25.6% during the nine months ended September 30, 2010. The increase in gross profit was due to an increase in our Heavy Duty Diesel Systems division resulting from increased sales. The gross profit in our Catalyst division decreased $0.1 million to $2.4 million for the nine months ended September 30, 2011 from $2.5 million for the nine months ended September 30, 2010.

The increase in gross margin for our Heavy Duty Diesel Systems division is a result of favorable product sales mix, price increases implemented during the second quarter and $0.3 million in royalty sales by CDTI’s legacy business, all of which were partially offset by increases in platinum group metal prices in the first quarter of 2011 and an increase in costs associated with the manufacturing scale-up in London prior to realizing sales in the LEZ. We anticipate that the gross margin in this business will continue to improve as a result of improved product mix and higher volumes of sales in London that are anticipated in the fourth quarter (see “—Factors Affecting Future Results” above).

The decrease in gross margin for our Catalyst division is a result of reduced sales to our automaker customers as well as the higher than anticipated yield losses on our diesel catalysts sold intercompany, which offset the improved margins we had experienced earlier in the year as a result of sales to our new automaker customer at favorable margins and improved operating efficiencies. We expect to see improved margins in this division as our yields improve and external customer volumes for our new automaker customer and Japanese customers normalize (see “—Factors Affecting Future Results” above).

Operating Expenses

The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Nine Months Ended September 30
	2011	% of Total Revenue	2010	% of Total Revenue	$ Change	% Change

	(Dollars in millions)
Selling, general and administrative	$13.0	32.3%	$ 8.4	23.2%	$4.6	54.5%
Research and development	5.4	13.3%	3.2	8.8%	2.2	67.5%
Recapitalization expenses	—	—	1.5	4.1%	(1.5)	(100.0)%
Gain on sale of intellectual property	—	—	(3.9)	(10.7)%	3.9	100.0%

Total operating expenses	$18.4	45.6%	$ 9.2	25.4%	$9.2	99.0%

For the nine months ended September 30, 2011, operating expenses increased by $9.2 million to $18.4 million from $9.2 million for the nine months ended September 30, 2010. The nine months ended September 30, 2010 include a $3.9 million gain, which arose from the sale of specific three-way catalyst technology and intellectual property to TKK, our partner in our Asian investment. Partially offsetting this gain in the nine months ended September 30, 2010 were $1.5 million of recapitalization expenses incurred for legal and professional fees paid directly related to the Merger and costs related to the Catalyst division restructuring. Included in operating expenses for the nine months ended September 30, 2011 were $0.7 million related to CDTI’s legacy business as a result of the Merger. In 2011, we finalized the purchase accounting for the Merger resulting in decreases of $1.4 million in identifiable intangible assets and $0.1 million in current assets acquired with a corresponding increase of $1.5 million in goodwill. Changes resulting from the finalization of the purchase price allocation have been reflected retrospectively in the period in which the Merger occurred. Amortization expense, included in selling, general and administrative expenses, for the nine months ended September 30, 2011 has been calculated based on the final balances.

Selling, general and administrative expenses

For the nine months ended September 30, 2011, selling, general and administrative expenses increased by $4.6 million, or 54.5%, to $13.0 million from $8.4 million for the nine months ended September 30, 2010. The expense for the nine months ended September 30, 2011 includes $0.5 million related to CDTI’s legacy business, including $0.3 million of amortization of intangibles, subsequent to the Merger. The remaining increase is due to $1.6 million of expenses incurred in preparation for the London LEZ, $1.2 million of increased stock compensation expense, $1.0 million in increased legal and professional costs associated with being a U.S. public company compared to the same period in 2010, and unfavorable effect of fluctuations in foreign currency exchange rates related to the operation in Sweden and Canada of $0.2 million and other increases of $0.7 million. Selling, general and administrative expenses as a percentage of revenues increased to 32.3% in the nine months ended September 30, 2011 compared to 23.2% in the nine months ended September 30, 2010.

Research and development expenses

For the nine months ended September 30, 2011, research and development expenses increased by $2.2 million, or 67.5%, to $5.4 million from $3.2 million for the nine months ended September 30, 2010. The increase in research and development expenses was primarily attributable to product verifications and engineering of $0.5 million, $0.4 million of product engineering in London to support the LEZ, $0.3 million related to preparations for qualification of catalysts for use in our Heavy Duty Diesel Systems division and pre-production testing for a model year change-over expected in 2012, increased stock compensation expense of $0.2 million related to stock options and restricted share units granted in 2011, $0.2 million related to CDTI’s legacy business as a result of the Merger, $0.1 million of unfavorable foreign exchange in Canada and Sweden and $0.3 million of other increases. As a percentage of revenues, research and development expenses were 13.3% in the nine months ended September 30, 2011, compared to 8.8% in the nine months ended September 30, 2010.

Other expense, net

	Nine Months Ended September 30
	2011	% of Total Revenue	2010	% of Total Revenue
	(Dollars in millions)
Interest expense	$(0.9)	(2.2)%	$(2.2)	(6.0)%
Gain (loss) on change in fair value of derivative financial instruments	1.1	2.7%	(0.3)	(0.7)%
All other, net	(0.1)	(0.2)%	(0.4)	(1.2)%

Total other income (expense), net	$0.1	0.3%	$(2.9)	(7.9)%

For the nine months ended September 30, 2011, we incurred interest expense of $0.9 million compared to $2.2 million in the nine months ended September 30, 2010. The nine months ended September 30, 2011 includes $75,000 in debt issuance costs related to the new FGI demand facility recognized as interest expense on inception of the agreement, which can be terminated at any time by FGI. For additional information relating to the secured demand credit facility, see Note 8 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q and “—Description of Indebtedness” below. The nine months ended September 30, 2011 also includes $0.1 million in amortization of debt discount and accretion of payment premium related to the 6% shareholder note payable issued in December 2010. The nine months ended September 30, 2010 includes $1.6 million related to the amortization of debt discount and deferred financing costs related to the secured convertible notes issued in June 2010.

For the nine months ended September 30, 2011, there was $1.1 million in gains related to the change in fair value of liability classified common stock warrants issued in connection with the Merger. For more information relating to these warrants, see Note 10 to the condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q. The nine months ended September 30, 2010 includes approximately $0.3 million in expense resulting from changes in the fair value of the derivative financial instruments issued in connection with the secured convertible notes issued in June 2010.

Net loss

For the foregoing reasons, we had a net loss of $7.8 million for the nine months ended September 30, 2011 compared to a net loss of $2.7 million for the nine months ended September 30, 2010. Excluding the net loss of $0.2 million in 2011 and net income of $0.6 million in 2010 from discontinued operations, we had a net loss from continuing operations of $7.6 million for the nine months ended September 30, 2011 compared to a net loss from continuing operations of $3.3 million for the nine months ended September 30, 2010. We continue to have legal and other expenses related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 13 to the consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The revenue that we generate is not sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses and negative cash flows from operations since inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

Although the Merger (which was completed on October 15, 2010) was initially anticipated to provide sufficient cash to the combined company, unforeseen delays in completing the Merger led to significantly higher transactional costs for both CDTI and CSI. In addition, the reduction in Catalyst sales discussed above under “—Factors Affecting Future Results” resulted in lower cash inflows than previously anticipated. Thus, our post-Merger company had less cash than we needed to incur the sales, marketing and product verification expenditures required to be made in advance of realizing the anticipated sales in the London LEZ as well as the expenditures needed to complete verification of certain products of our Catalyst division for use in the products of our Heavy Duty Diesel Systems division. We continued to work on improving our liquidity situation and in February 2011 we entered into the FGI financing facility and repaid Fifth Third Bank, and in May 2011 we issued $3.0 million of our 8% subordinated convertible notes to a shareholder. Additionally, on June 28, 2011, we entered into an underwriting agreement with Roth Capital Partners, LLC, and on July 5, 2011, we closed a public offering in which we sold 3,053,750 shares and the selling stockholders sold 80,000 shares of our common stock (see “— Recent Development —Public Offering of Common Stock” above). We received $10.2 million in net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses.

We had $4.6 million in cash and cash equivalents at September 30, 2011 compared to $5.0 million in cash and cash equivalents at December 31, 2010, and total current liabilities of $17.4 million at September 30, 2011 compared to $14.8 million at December 31, 2010. As of September 30, 2011, we had an accumulated deficit of approximately $165.4 million compared to $157.7 million at December 31, 2010.

We continue to pursue revenue generating opportunities relating to special government mandated retrofit programs in London (LEZ) and California and potentially others in various jurisdictions. Opportunities such as these require cash investment in operating expenses and working capital such as inventory and receivables prior to realizing profits and cash from sales. To address the potential need for capital, on October 7, 2011, we signed a purchase agreement with LPC, together with a registration rights agreement, whereby LPC has agreed to purchase up to $10.0 million of our common stock over a 30-month period. After the SEC has declared effective the registration statement related to the transaction, we have the right, in our sole discretion, over a 30-month period to sell shares of our common stock to LPC in amounts of up to $500,000 to up to $1,500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million (see “— Recent Developments —Common Stock Purchase Agreement with LPC” above). We expect to use the proceeds received under the Purchase Agreement for working capital and general corporate purposes.

Management now believes that we will have access to sufficient working capital to sustain operations through at least the next twelve months. However, no assurances can be provided that we will have sufficient cash and credit to sustain operations or that, if necessary, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity.

The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30
	2011	2010	$ Change	% Change

	(Dollars in millions)
Cash (used in) provided by:
Operating activities	$(13.5)	$(0.5)	$(13.0)	NM
Investing activities	$ (0.4)	$1.4	$ (1.8)	(131.7)%
Financing activities	$ 13.6	$(1.1)	$ 14.7	NM

Cash used in operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters.

Cash used in operating activities in the nine months ended September 30, 2011 was $13.5 million, an increase of $13.0 million from the nine months ended September 30, 2010, when our operating activities used $0.5 million of cash. The increase in cash used in operations was partially due to a $2.0 million increase in net loss from continuing operations, after giving consideration to non-cash operating items, in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase in net loss from continuing operations was primarily due to increased expenditures incurred in preparation for sales in the London LEZ and increased U.S. public company expenses. Non-cash operating items include depreciation and amortization, stock-based compensation, foreign exchange loss and non-cash interest expense for both periods, the change in valuation of liability-classified warrants in the nine months ended September 30, 2011 and the gain on sale of intellectual property in the nine months ended September 30, 2010. Cash used related to the change in net operating assets and liabilities was $7.6 million in the nine months ended September 30, 2011 as compared to $3.8 million in cash provided from changes in net operating assets and liabilities in the nine months ended September 30, 2010. The increase in cash use in the nine months ended September 30, 2011 is due to a $6.4 million increase in cash used related to the change in accounts receivable due to increased sales in our Heavy Duty Diesel Systems business and to an $8.6 million increase in cash used related to the change in inventories due to a build-up of inventory to support the London LEZ sales planned for the fourth quarter of 2011. These increases were partially offset by a $3.2 million increase in cash provided related to the change in accounts payable related to the build-up of inventories as well as improved working capital management.

Cash (used in) provided by investing activities

Our cash flows from investing activities primarily relate to asset sales and acquisitions, our Asian investment as well as capital expenditures and other assets to support our growth plans.

Net cash used in investing activities was $0.4 million in the nine months ended September 30, 2011 compared to $1.4 million generated by investing activities in the nine months ended September 30, 2010. Cash used in investing activities in the nine months ended September 30, 2011 relates primarily to purchases of property and equipment. The nine months ended September 30, 2010 includes net cash acquired of $2.0 million received from the sale of intellectual property to TKK, our partner in our Asian investment.

Cash provided by (used in) financing activities

Since inception, we have financed our net operating cash usage through a combination of financing activities such as issuance of equity or debt and investing activities such as sale of intellectual property or other assets. Changes in our cash flows from financing activities primarily relate to borrowings and payments under debt obligations.

Net cash provided by financing activities was $13.6 million in the nine months ended September 30, 2011, compared to cash used of $1.1 million in the nine months ended September 30, 2010. Cash provided by financing in the nine months ended September 30, 2011 includes net proceeds of $10.2 million from the issuance of common stock in a public offering, $3.0 million on the issuance of secured convertible notes, $1.7 million in net borrowings under credit facilities and $0.4 million in proceeds from the exercise of common stock warrants, all of which were partially offset by $1.6 million payment of a settlement obligation pursuant to the October 20, 2010 settlement agreement and the payment of $0.1 million in debt issuance costs. Cash used in the nine months ended September 30, 2010 relates to the net repayments of borrowings under our former line of credit with Fifth Third Bank, which was partially offset by proceeds of $2.0 million from the sale of secured convertible notes in June and July 2010.

Description of Indebtedness

Our outstanding borrowing at September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in millions)
Line of credit	$ 4.2	$ 2.4
Loan from shareholder	1.5	1.4
8% subordinated convertible shareholder notes due 2016	3.0	—
Capital lease obligations	—	0.1

Total borrowings	$ 8.7	$ 3.9

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

Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow up to $1 million against eligible inventory subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. The interest rate on advances or borrowings under the FGI facility will be the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate” and was 7.50% at September 30, 2011. Any advances or borrowings under the FGI facility are due on demand. We also agreed to pay FGI collateral management fees of: 0.44% per month on the face amount of eligible receivables as to which advances have been made and 0.55% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI facility are less than $2.4 million, we agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which our advances or borrowings are less than the agreed $2.4 million minimum.

We account for the sale of accounts receivable under the FGI facility as a secured borrowing with a pledge of the subject receivables as collateral. At September 30, 2011, we had $4.1 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $3.2 million. At September 30, 2011, we also had $1.0 million in borrowings outstanding against eligible inventory. We were in compliance with the terms of the FGI Facility at September 30, 2011.

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

Capital Expenditures

As of September 30, 2011, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of September 30, 2011 and December 31, 2010, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our investment in TCC (see Note 12 to the condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q), we had no material commitments other than the liabilities reflected in our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

10.1	Form of Purchase Agreement, dated October 7, 2011, by and among Clean Diesel and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 11, 2011)

10.2	Form of Registration Rights Agreement, dated October 7, 2011, by and among Clean Diesel and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 11, 2011)

10.3†	1994 Incentive Plan as amended through September 8, 2011 (incorporated by reference to Exhibit 10.27 of Form S-1 filed on October 13, 2011)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC. (Registrant)

Date: November 10, 2011	By:	/s/ Charles F. Call
Charles F. Call
Director and Chief Executive Officer

Date: November 10, 2011	By:	/s/ Nikhil A. Mehta
Nikhil A. Mehta
Chief Financial Officer and Treasurer