Form 10-K
period 2011-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2012-03-29
CIK 949428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.: 001-33710

CLEAN DIESEL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1393453
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4567 Telephone Road, Suite 100

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, was $16,848,336. This calculation does not reflect a determination that persons are affiliates for any other purposes. The registrant does not have non-voting common stock outstanding.

As of March 26, 2012, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 7,218,807.

Documents incorporated by reference:

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year.

CLEAN DIESEL TECHNOLOGIES, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2011

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	22
Item 4.	Mine Safety Disclosures	22
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
Item 9A.	Controls and Procedures	41
Item 9B.	Other Information	42
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	43
Item 11.	Executive Compensation	43
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 13.	Certain Relationships and Related Transactions, and Director Independence	43
Item 14.	Principal Accounting Fees and Services	43
PART IV
Item 15.	Exhibits, Financial Statement Schedules	44
SIGNATURES
EX – 10.21
EX – 10.36
EX – 10.37
EX – 21
EX – 23
EX – 31.1
EX – 31.2
EX – 32
101. INS
101. SCH
101. CAL
101. DEF
101. LAB
101. PRE

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties, as well as assumptions, that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements generally are identified by the words “may,” “will,” “project,” “might,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “should,” “could,” “would,” “strategy,” “plan,” “continue,” “pursue,” or the negative of these words or other words or expressions of similar meaning. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. These forward-looking statements are based on information available to us, are current only as of the date on which the statements are made, and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. For a discussion of such risks and uncertainties, please see the discussion under the caption “Risk Factors” contained in this Annual Report on Form 10-K and in other information contained in this annual report and our publicly available filings with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

BACKGROUND

As used throughout this Annual Report on Form 10-K, unless the context otherwise requires, “CDTI” means Clean Diesel Technologies, Inc. and its consolidated subsidiaries on a stand-alone basis prior to the October 15, 2010 business combination with CSI. We refer to this business combination as the “Merger.” “CSI” means Catalytic Solutions, Inc. and its consolidated subsidiaries prior to the Merger. The terms “Clean Diesel” or the “Company” or “we,” “our” and “us” means Clean Diesel Technologies, Inc. and its consolidated subsidiaries as of the date of this Annual Report on Form 10-K, including CSI.

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

We currently conduct our operations primarily through our wholly-owned subsidiary, CSI. CSI is a California corporation formed in 1996 and, through its Heavy Duty Diesel Systems division, has over 30 years of experience in the heavy duty diesel systems market and has proven technical and manufacturing competence in the light duty vehicle catalyst market meeting auto makers’ most stringent requirements. From November 22, 2006 through the Merger, CSI’s common stock was listed on the AIM of the London Stock Exchange (AIM: CTS and CTSU).

We completed a business combination with CSI on October 15, 2010 when our wholly-owned subsidiary, CDTI Merger Sub, Inc., merged with and into CSI. We refer to this transaction as the “Merger.” The Merger was accounted for as a reverse acquisition and, as a result, our company’s (the legal acquirer) consolidated financial statements are now those of CSI (the accounting acquirer), with the assets and liabilities and revenues and expenses of CDTI being included effective from October 15, 2010, the date of the closing of the Merger.

We are headquartered in Ventura, California and have operations in the United States, Canada, the United Kingdom, France, Japan and Sweden as well as an Asian investment. Our proprietary Catalyst division products are manufactured at our facility in Oxnard, California, while our Heavy Duty Diesel Systems division products are manufactured at our facilities in Reno, Nevada; Thornhill, Canada; Malmö, Sweden; and South Godstone, United Kingdom.

We are a leading global manufacturer and distributor of heavy duty diesel and light duty vehicle emissions control systems and products to major automakers and retrofitters. Our business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants.

Our Divisions

We operate in two primary divisions: our Heavy Duty Diesel Systems division and our Catalyst division. We have included all of the operations of CDTI in our Heavy Duty Diesel Systems division.

•

Heavy Duty Diesel Systems: Our Heavy Duty Diesel Systems division specializes in the design and manufacture of verified exhaust emissions control solutions. This division offers a full range of products for the verified retrofit and original equipment manufacturer, or OEM, markets through its distribution/dealer network and direct sales. These Engine Control Systems (“ECS”) and Clean Diesel Technologies-brand products, such as Purifilter®, Purifier™, Platinum Plus® and ARIS®, along with our exhaust gas recirculation with selective catalytic reduction technologies, are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas.

Sales of emission control systems by our Heavy Duty Diesel Systems division are being driven by increased regulation of diesel emissions, particularly in the State of California and Europe’s Low Emission Zones, or LEZs. The U.S. Environmental Protection Agency, or EPA, estimated in a 2010 report that more than 11 million diesel engines operating today do not meet its new clean diesel standards, yet the engines can operate for 20 to 30 years. In California, government mandates could lead to the long-term retrofitting of nearly one million diesel vehicles at an estimated cost of over $2 billion, according to a California Air Resources Board, or CARB, 2010 report. According to 2011 data received from Transport for London, we believe the London LEZ regulations will have resulted in the retrofitting of up to 20,000 heavy duty diesel vehicles during 2011 and through early 2012.

•

Catalyst: Our Catalyst division produces catalyst formulations to reduce emissions from gasoline, diesel and natural gas combustion engines. Using our proprietary MPC® technology, we have developed a family of unique high-performance catalysts — with base-metals or low platinum group metal and zero-platinum group metal content — to provide increased catalytic function and value for technology-driven automotive industry customers. Our technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and we have supplied over ten million parts to light duty vehicle customers since 1996. Our Catalyst division also provides catalyst formulations for our Heavy Duty Diesel Systems division.

Globally, the catalyst market is estimated to exceed $7 billion by 2015, according to a report issued by Global Industry Analysts, Inc. in 2011. We expect growth in this business division to be driven by increased sales to existing customers, including Honda, and catalyst sales internally to our Heavy Duty Diesel Systems division.

With over 30 years experience in vehicle emissions control technologies, we believe we offer one of the industry’s most comprehensive portfolios of evaluated and EPA- and CARB-verified systems for use in engine retrofit programs, as well as by regulators in several European countries.

Financial information about our divisions can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Market Overview

Regulatory standards have been adopted worldwide to control the toxic emissions of nitrogen oxide, particulate matter, carbon monoxide and carbon dioxide, from on- and off-road internal combustion engine exhaust. Because standards put in place by the EPA, CARB and other international regulators continue to become more restrictive over time, we view the markets for our products as continually expanding. The following table summarizes the current schedule of emission regulations that stimulate the markets for our products:

Heavy Duty Market/Application	2011	2012	2013	2014	2015

United States on-road	EPA 2010	EPA 2010	EPA 2010	EPA 2010	EPA 2010

United States-California on-road	CARB 2010	CARB 2010	CARB 2010	CARB 2010	CARB 2010

United States off-road	Tier 4	Tier 4	Tier 4	Tier 4	Tier 4

European Union on-road	Euro V	Euro V	Euro VI	Euro VI	Euro VI

European Union off-road	Stage IIIA&B	Stage IIIA&B	Stage IIIA&B	Stage IV	Stage IV

Asia-China-Nationwide on-road	China III	China III	China IV	China IV	China IV

Asia-China-Nationwide off-road	Stage II	Stage II	Stage II	Stage II	Stage II

Brazil on-road	Proconve P5	Proconve P7	Proconve P7	Proconve P7	Proconve P7

Brazil off-road	—	—	—	—	MAR1

India on-road	Euro III/IV	Euro III/IV	Euro III/IV	Euro III/IV	Euro III/IV

India off-road	Stage III	Stage III	Stage III	Stage III	Stage III

Source: www.dieselnet.com/standards

According to a 2010 EPA study, on-road vehicles and off-road mobile sources (mostly gasoline and diesel engines) combined accounted for the largest emissions of nitrogen oxide and carbon monoxide in the United States, representing approximately 58% and 82%, respectively. The same study lists the combined sources as the second largest source of volatile organic compounds, at approximately 38%. The market for catalyst materials to support emission control is estimated to exceed $7 billion by 2015, while we believe the heavy duty diesel retrofit market is expected to grow to several hundred million.

Our heavy duty diesel systems and catalyst products are designed specifically to deal with emissions of nitrogen oxide, which produces smog; particulate matter (commonly referred to as soot), that contains over 40 known cancer-causing compounds according to CARB; volatile organic compounds, many of which are known to cause adverse health effects; and carbon monoxide, which reduces oxygen delivery within the body.

Light duty vehicle regulations

In 1970, the U.S. Congress passed the Clean Air Act, which required a 90% reduction in emissions from new automobiles by 1975, and resulted in the introduction of the first generation catalytic converter. In 1985, EPA mandated stringent emission standards for diesel-fueled trucks and busses to begin in 1991 and 1994. Since that time, emissions regulations have continued to progress toward increasingly stringent control measures in geographic regions that still fail to attain the National Ambient Air Quality Standards. These regions are known as non-attainment areas. Additionally, CARB has put in place even tougher emission standards, and is often seen as a leader by other U.S. states when adopting their own emissions control regulations. Many European countries have been even more aggressive in implementing emissions controls. Although control measures have reduced pollutant emissions per vehicle over the past 40 years, the number of cars and trucks on the road and the miles they are driven have increased significantly in the United States. According to the EPA, the total vehicle miles people travel in the United States increased 178% between 1970 and 2005 and continues to increase. In the United States, there are more than 210 million cars and light duty trucks on the road.

As emissions standards have progressed, light duty vehicle manufacturers have moved to increasingly more advanced emission control technologies. Industry standards call for three-way catalytic converters that allow for simultaneous conversion of the three criteria pollutants: hydrocarbons, carbon monoxide and nitrogen oxide. In late 1998, to address light duty vehicle emissions, CARB adopted the Low Emission Vehicle II, or LEV II, program, which was followed by the EPA’s Tier 2 program. Europe implemented similar regulations under Euro III (effective 2000), Euro IV (effective 2005), and Euro V (effective 2009). We currently supply our catalyst products, featuring our proprietary MPC ® technology, to OEMs primarily in the light duty vehicle category (including Honda and Renault) as well as to our heavy duty diesel division.

Diesel engine regulations

The EPA has identified reducing emissions from diesel engines as one of the most important air quality challenges facing the United States today. According to a 2011 report prepared by the American Lung Association in California, for example, over 90% of California residents live in areas with serious air quality problems, largely due to the transportation sector. Additionally, analysis in the report in California shows that vehicles meeting current tailpipe standards will cause $14.5 billion in public health and societal costs annually. In Europe, according to their website, the World Health Organization estimates that particulate matter claims an average of 8.6 months from the life of every person and that €58-161 billion could be saved if deaths from particulate matter pollution were reduced, noting that diesel combustion contributes 1/3 of total emissions of particulate matter less than 2.5 micrometers in diameter, or PM 2.5. To address these issues, policies have been implemented in major markets across the globe that has significantly reduced diesel emissions relative to prior regulations. Increased regulations are expected to further reduce emissions levels.

Regulatory programs driving the market — United States

The EPA has established the National Clean Diesel Campaign in order to promote diesel emission reduction strategies and oversee regulatory programs that address new diesel engines as well as other innovative programs to address the millions of diesel engines already in use. Retrofitting of this fleet is estimated by the EPA to cost approximately $7 billion, according to a 2005 National Clean Diesel Campaign fact sheet.

In the United States, heavy duty diesel retrofits have been driven primarily by subsidy programs supported under the Diesel Emissions Reduction Act, or DERA, the American Recovery and Reconstruction Act, or ARRA, Proposition 1B in California, the U.S. Department of Transportation’s Congestion Mitigation and Air Quality Improvement program, or CMAQ, as well as various other state and local programs. The DERA program gave the EPA new grant and loan authority for promoting diesel emission reductions and authorized appropriations to the agency of up to $200 million per year for 2007 through 2011. Congress appropriated funds for the first time under this program in 2008 in the amount of $49.2 million. In addition, $300 million was appropriated under ARRA, $120 million was appropriated for 2009 through 2010 and $49.9 million for 2011. Recent passing of a bill provides authorization of up to $100 million each year for the DERA program for 2012 through 2016, subject to annual appropriations by Congress. In several states, the DERA funding has been supplemented by local funds. California’s Proposition 1B provided for $1 billion in bond funds for a variety of emission reduction priorities, including heavy duty diesel retrofits. The purpose of the CMAQ program is to fund transportation projects or programs that will contribute to the attainment or maintenance of the national ambient air quality standards, or NAAQS, for ozone, carbon monoxide and particulate matter. Under this program, federal funding for emission reduction has been provided to states at an average of approximately $1.6 billion to $1.8 billion per year between 2005 and 2009. Funding under this program continues.

Several U.S. state, county and city governments have ongoing retrofit programs for on- and off-road diesel engines. As with many environmental issues, California has been a leader in driving increasingly tough emissions standards for heavy duty diesel vehicles. Historically, most retrofitting in California has been done voluntarily with support from grant programs like those outlined above. In 2010, California passed the Truck and Bus Regulation, which mandates that all 1996 through 2006 diesel trucks in Class 7 (gross vehicle weight of 26,001-33,000 pounds) and Class 8 (gross vehicle weight greater than 33,000 pounds) be retrofitted with diesel particulate filters, if not so equipped, to meet state emission standards between 2012 and 2016, with 90% required by 2014. We estimate that this rule will require well over 100,000 heavy duty diesel trucks to be replaced or retrofitted.

Low Emission Zones driving the market — Europe

In Europe, air quality standards have been set within the European Union. One method being used to address increased air quality standards is the establishment of LEZs, 180 of which are in operation in 9 countries as of December 7, 2011 with others being planned in Europe and Asia. LEZs are areas or roads where vehicles are banned, or charged, if engine emissions exceed a set level. One of the largest and most important LEZs is in London, where approximately 8,000 vehicle emission systems were retrofitted in 2008, of which we believe our systems were used to retrofit approximately 14%. Due to stricter requirements that went into effect January 3, 2012, we believe the London LEZ regulations will have resulted in the successful retrofit of an estimated 20,000 additional heavy duty diesel vehicles in 2011 and early 2012. With the integration of our wholly-owned subsidiary Catalytic Solutions, Inc., or CSI, and our legacy operations, we believe we captured a comparable share of this business. We anticipate targeting other LEZs in the future.

We view the U.S. and European legislation, requiring significant reduction in particulate matter and nitrogen oxide emissions from on- and off-road diesel vehicles, as providing an opportunity for growth of both our heavy duty diesel retrofit systems and catalyst products. Catalysts using traditional technology generally require high platinum group metal loadings to comply with these standards, and diesel engine manufacturers are very concerned about the high price of these units. We believe our low-platinum group metals catalyst products are able to effectively address this concern. Additionally, we believe that fleet owners and operators complying with existing on-road legislation and regulations will continue to seek out more cost-effective suppliers for existing retrofit technology applications.

Competitive Advantages

Through persistent technology development, we maintain a broad portfolio of emission control products ranging from catalysts to complete retrofit or OEM systems. We believe that our technologies and products represent a fundamentally different solution, and the following competitive strengths position us as a leading global provider of emission control products and systems.

Broad Portfolio of Verified Heavy Duty Diesel Systems

We believe we offer one of the industry’s most comprehensive portfolios of system products that have been evaluated and verified (approved) by the EPA and CARB, as well as regulators in several European countries, for use in engine retrofit programs. Additionally, we have a thorough understanding of the verification process and the demonstrated ability to obtain broad verifications of products for use in the retrofit market.

Current techniques for retrofitting diesel engines to meet emissions standards require the use of several methods, including:

•

Diesel Oxidation Catalyst (“DOC”): Used to break down pollutants in the exhaust stream, turning them into less harmful compounds. When combined with our closed crankcase ventilation system, our AZ Purifier™ and AZ Purimuffler® DOCs can reduce particulate matter by up to 40%. Our line of DOC products also includes DZ and EZ Purifier™.

•

Diesel Particulate Filter (“DPF”): Used to remove particulate matter from diesel engine exhaust. Our systems can reduce particulate matter by up to 90% or more. Our products are sold under the Purifilter®, Purifilter® Plus, Purifilter™, Cattrap® and Combifilter® brand names. In addition to catalyzed DPFs, we also offer DPF systems using our patented Platinum Plus® fuel-borne catalyst.

•

Selective Catalytic Reduction (“SCR”): An after-treatment process in which urea is injected into the exhaust stream to chemically react with nitrogen oxide to create diatomic nitrogen, carbon dioxide, and water. Our SCR systems reduce up to 90% of nitrogen oxide and can meet EPA and Euro standards.

•

Urea Injection: Reducing agents are injected into the exhaust stream for applications such as (i) lean nitrogen oxide traps, (ii) catalyzed diesel particulate filter regeneration systems, and (iii) urea injection for selective catalytic reduction. Our patented Advanced Reagent Injection System, or ARIS ®, for selective catalytic reduction reduces nitrogen oxide by up to 90%.

•

Enhanced Gas Recirculation (“EGR”): Reduces nitrogen oxide when starting a cold engine and recirculates part of the exhaust gas stream to reduce engine-out nitrogen oxide emissions. Used in combination with SCR to meet the strictest nitrogen oxide reduction criteria. We have patented intellectual property holdings for the design and implementation of EGR/SCR systems and have licensed these patents to several industry providers.

•

Closed Crankcase Ventilation Systems: Assist in elevating the level of exhaust emission reduction by eliminating crankcase emissions. Our closed crankcase ventilation system is a truly closed crankcase ventilation system that effectively eliminates 100% of crankcase emissions at all times.

Superior Catalyst Performance

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

Catalyst Cost Advantage

In the automotive market in particular, where platinum group metal costs represent a large portion of manufacturers’ costs, a significant benefit of our catalyst technology is that it offers performance equal to or exceeding that of competing catalytic coatings with up to a 60% reduction in platinum group metal loadings — platinum, palladium and rhodium. Platinum group metals have become increasingly expensive over the past 15 years due to growing demand and limited supply. In 2011, the average troy ounce costs of platinum group metals were $733 for palladium, $1,721 for platinum and $1,990 for rhodium compared to the base metals used in certain of our catalysts that cost less than $1 per troy ounce.

Highly Customizable Catalyst Formulations

Our proprietary MPC® technology is a design approach, as opposed to a single chemical formulation. We have developed this technology since inception as a platform that can be tailored for a range of different industrial catalyst applications. Specifically, our formulations can be tailored in two distinct ways. First, the oxide compounds used in our formulations can be adapted for specific applications by adding to them, or doping them with, a wide range of chemical elements, a process known as tuning. By contrast, the catalyst offerings of our competitors can be tuned only by adjusting the platinum group metal content. Second, we are able to vary the mixtures of our compounds to create customized solutions for specific applications. These two independent design mechanisms allow for customization and optimization for different vehicle platforms within the auto industry, complex heavy duty diesel equipment for OEMs, aftermarket and retrofit markets, and for different applications in the energy sector, such as selective catalytic reduction nitrogen oxide control for industrial and utility boilers, process heaters, gas turbines and generator sets.

Proven Durability

Our products and systems have undergone substantial laboratory and field testing by our existing and prospective customers and have demonstrated their durability and reliability in a wide range of applications in actual use for many years. In addition, our products and systems have achieved numerous certifications and match or exceed industry standards. Of particular note, our Catalyst division has supplied over 10 million catalyst parts to light duty vehicle customers since 1996.

Compatibility with Existing Manufacturing Infrastructure and Operating Specifications

Catalytic converters using our catalyst products are compatible with existing automotive manufacturing processes as well as specific vehicle operating specifications. There is no need for our customers to change their manufacturing operations, processes, or how their products operate, in order to utilize our proprietary technology. Our heavy duty diesel emission control products and solutions are engineered to each customer’s specific application and designed to deliver custom and industry-leading solutions that meet or exceed environmental mandates.

Strategy

Our strategy is to grow a diversified, vertically integrated emissions control business. We are focused on certain segments of the light duty vehicle and heavy duty diesel market that will benefit most from our catalyst technology and strengths in the heavy duty diesel systems space. Key elements of our growth strategy include:

•

Vertical Integration. We expect to continue to leverage our vertical integration to provide a variety of operational benefits within each of our divisions, including reduced manufacturing and delivery times, lower costs, direct sourcing of raw materials and improved quality control. By leveraging our vertical integration, we believe we can provide significant added value to our customers through our full range of service offerings, including catalyst design and customization, subsystem concept design and application engineering, product prototyping and development, and efficient pre-production, short-run and high-volume manufacturing. Additionally, we expect that our ability to supply our own manufactured catalyst products to our Heavy Duty Diesel Systems division, a capability that is unique in the emission control industry, will help drive improvements in gross margin.

•

Capitalize on growing market for heavy duty diesel systems. We believe the heavy duty diesel market should grow substantially over the next decade as new emission reduction targets for particulate matter and nitrogen oxide reduction are legislated in North America and Europe, and similar legislation is enacted in major countries such as China and India. In the near term, we plan to continue investing in our sales and distribution networks in California and Europe, where near-term programs are expected to result in increased demand for our heavy duty diesel systems. With a broad array of existing products, new products in the pipeline and the benefit of our catalyst technology, we expect to benefit from this market growth. Our distribution channels include over 200 distributors and dealers worldwide, nearly 100 of which are in the United States.

•

Focused growth of catalyst business. Over the last several years, our Catalyst division has made several advances in low-platinum group metal and zero-platinum group metal technology, as well as in the ability to tailor catalyst performance to particular environments. In addition, our catalyst technology has been proven to provide benefit outside the traditional light duty vehicle and gasoline markets such as the heavy duty diesel markets, including through our own Heavy Duty Diesel Systems division. Our Catalyst division intends to focus on gaining more business from existing light duty vehicle customers and on selectively acquiring new customers who value the benefits of our technology. In addition, this division plans to increase its presence in the growing off- and on-road heavy duty diesel catalyst markets through organic growth and key partnerships.

•

Partnerships and acquisitions. Our Heavy Duty Diesel Systems division has been strengthened through the expansion of our North American distribution channel and through partnerships with major companies operating in the on-road heavy duty diesel market (e.g., Navistar and PACCAR). We may selectively enter into new partnerships to acquire new technologies or distribution capabilities. In addition, given the fragmented nature of this industry, we will continue to evaluate the acquisition of complementary businesses. Our Catalyst division has an investment in Asia (originally a joint venture, but in which our ownership stake has been reduced to 5%) (described below under “—Sales and Marketing—Asian Investment”). Through this division, we plan to seek partnerships that may encompass technology sharing, manufacturing or distribution, in order to expand our presence in the heavy duty diesel on- and off-road markets. Opportunities to monetize our intellectual property estate outside these areas may be pursued through sale and licensing or partnerships to maximize the return on our investment.

Technology

We have succeeded in developing a world-class technology portfolio to meet and exceed regulatory emission standards around the globe. In particular, our MPC® and Platinum Plus® fuel-borne catalyst technologies, as well as our diesel particulate filter and selective catalytic reduction system design and packaging know-how, are at the core of our business.

Our Catalyst technologies include:

MPC®

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

Platinum Plus®

We have developed and patented our Platinum Plus® fuel-borne catalyst as a diesel fuel soluble additive, which contains minute amounts of organo-metallic platinum and cerium catalysts. Platinum Plus® enables rapid conversion of particulate matter from diesel engines when coupled with a diesel particulate filter. It also improves combustion which acts to reduce engine-out emissions. Platinum Plus® fuel-borne catalyst takes catalytic action into engine cylinders where it improves combustion, thereby reducing particulates, unburned hydrocarbons and carbon monoxide emissions. Thus, Platinum Plus® fuel-borne catalyst lends itself to a wide range of enabling solutions including diesel particulate filtration, low emission biodiesel, carbon reduction and exhaust emission reduction. Environmentally conscious corporations and fleets can utilize this solution to voluntarily reduce emissions.

Our selective catalytic reduction systems design and packaging know-how includes:

ARIS®

We have developed technology for selective catalytic reduction using urea, which is a highly effective method of reducing oxides of nitrogen. ARIS® technology forms a key part of the selective catalytic reduction system and is an advanced, computer-controlled, reagent injection system. Our ARIS® technology applies to single-fluid systems, methods of control and the combination of selective catalytic reduction with exhaust gas recirculation technology. It covers a concept for injecting urea into the engine exhaust where it reacts across a catalyst to reduce oxides of nitrogen and water vapor. ARIS® technology also provides reliable hydrocarbon (HC) injection into the exhaust stream for applications including lean NOx traps, reformer systems and diesel particulate filter active regeneration. Effective heat removal and reliable, trouble-free fuel injection for durable exhaust emissions systems performance is a paramount consideration for designing OEM and retrofit solutions. We have numerous U.S. and corresponding international patents on the use of ARIS® technology.

Exhaust Gas Recirculation and Selective Catalytic Reduction

Exhaust Gas Recirculation, or “EGR,” and Selective Catalytic Reduction, or “SCR,” are technologies developed in the global transportation industry by manufacturers of diesel powered equipment. In order to meet the standards of oxides of nitrogen emissions defined by the EPA and other global environmental regulation agencies. In 1997, we developed and patented the concept of combined use of EGR and SCR to minimize emissions and take advantage of the benefits each can bring in terms of oxides of nitrogen reduction. As legislation tightens across the globe, we believe EGR in combination with SCR is a key solution to meet strict oxides of nitrogen solutions. Previously seen as competing approaches, combined EGR/SCR allows users to meet strict oxides of nitrogen levels outlined by the U.S. 2010 and Euro 6/VI emission standards. The EGR system can be activated to reduce oxides of nitrogen when starting a cold engine. The SCR operates at a higher temperature when the catalyst is fully active and at low EGR rates. With both EGR and SCR in place, engines can be fine-tuned to optimize fuel efficiency and deliver greater emissions reduction. We have intellectual property holdings for the design and implementation of these combination systems and have licensed these patents to several industry providers.

We protect our proprietary technologies, along with our other intellectual property, through the use of patents, trade secrets and registered and common law trademarks. See “— Intellectual Property” below.

Products

Heavy Duty Diesel Systems Division

Our Heavy Duty Diesel Systems division offers a full range of products globally for OEM, occupational health driven and verified retrofit markets for the reduction of exhaust emissions of on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. These division products include closed crankcase ventilation systems, diesel oxidation catalysts, diesel particulate filters, exhaust gas recirculation/selective catalytic reduction technologies, alternative fuel products and exhaust accessories.

Diesel Oxidation Catalysts

A diesel oxidation catalyst is a device that utilizes a chemical process in order to break down pollutants from diesel engines in the exhaust stream, turning them into less harmful components. They are normally a honeycomb shaped configuration coated in a catalyst designed to trigger a chemical reaction to reduce gaseous emissions and particulate matter. A diesel oxidation catalyst is an excellent example of a device that can be utilized to upgrade a diesel engine or “retrofit” it in order to pollute less. Diesel oxidation catalysts typically reduce emissions of particulate matter by 20% to 40% or more and gaseous emissions by 50% to 70%. Our line of diesel oxidation catalysts includes AZ Purifier™, AZ Purimuffler® and DZ and EZ Purifier™.

•

AZ Purifier™ and AZ Purimuffler® diesel oxidation catalysts, when combined with our ECS-branded closed crankcase ventilation systems, increase EPA verified particulate matter reduction to 40% for most 1991 to 2004 medium and heavy duty on-road engine applications.

•

DZ and EZ Purifier™ diesel oxidation catalysts, supported on a metallic substrate, afford exceptional resistance to vibration and the lowest possible exhaust backpressure. Our DZ series of diesel oxidation catalysts were the first in the industry to feature quick release band clamps. This allows the center body to be readily removed for periodic engine-out opacity measurements or for purifier cleaning. The DZ Purifier™ is also available with modular add-on DMS and DMXS silencers. The EZ Purifier™ offers the same metallic substrate based catalyst as the DZ Purifier™ but in an all-welded purifier to afford the most compact size and lower cost. These types of products are typically industry standard on underground mining equipment.

Diesel Particulate Filters

A diesel particulate filter is a device designed to remove diesel particulate matter, or soot, from the exhaust of diesel engines. Diesel particulate filters typically remove more than 85% to 90% of the soot found in diesel emissions. Diesel-powered vehicles that are equipped with a diesel particulate filter emit no visible black carbon emissions from the exhaust pipe and are far less harmful to the environment and the general health of people in the vicinity. A diesel particulate filter system collects the soot from the engine in the filter and then oxidizes, or “burns-off,” the collected soot to effectively clean itself in a process called regeneration. Periodically the filter can become filled with compounds that cannot be oxidized and the filter must be removed and cleaned of the non-combustible components through the use of an approved cleaning machine. Diesel particulate filter systems utilize two methodologies to regenerate the filter: 1) passive filter regeneration, which uses heat generated by the exhaust to oxidize soot; or 2) active filter regeneration, where external energy sources are employed to initiate filter regeneration. We market both passively and actively regenerating diesel particulate filters under the Purifilter®, Combifilter®, Purifilter® Plus, Purifier™ and Cattrap® brand names.

•

Purifilter® was the first passively regenerating diesel particulate filter to attain an industry-leading 90% particulate matter emissions reduction credit value from the EPA. We believe our Purifilter® is more effective than competing products as it is manufactured with a silicon carbide substrate and precious metal catalyst coating, providing superior filtration and durability compared to other diesel particulate filter materials. Under common operating conditions, Purifilter® automatically oxidizes accumulated particles. CARB verified Purifilter® as a Level 3+ reduction technology, reducing particulate emissions by at least 85%.

•

Combifilter® is an actively regenerated diesel particulate system that typically removes over 90% of particulate matter while reducing nitrogen dioxide emissions. The system is comprised of electric heating elements integrated with a diesel particulate filter and silencer assembly. Periodically the system is plugged into an off-board regeneration control panel or station to energize the electric heating elements to regenerate the filter when the vehicle is not in service. Unlike passively regenerating diesel particulate filters that rely on minimum exhaust temperature conditions to initiate the catalytic oxidation of accumulated soot, Combifilter®-equipped engines are simply plugged in when not in service to heat the filter to a temperature where oxygen can directly oxidize the soot. Ideal applications include underground coal mining, material handling, landfill, and off-road municipal fleets.

•

Purifilter® Plus combines the advanced diesel particulate filter technology of Purifilter® with the electrical heating elements of Combifilter®. The system can be engaged when needed to perform through diesel particulate filter regeneration – maximizing vehicle uptime across a variety of highway and urban drive cycle applications. Verified by CARB as a Level 3+ reduction technology, this combination increases Purifilter® tolerance of colder duty cycles or duty cycle variations and provides a proactive fleet management tool that improves vehicle uptime and insures low backpressure and peak fuel economy. Periodic active regeneration via connection to a common off-board regeneration station allows on-board filter service that virtually eliminates the need to remove a diesel particulate filter except for de-ashing at 1,500 engine hour intervals. Purifilter® Plus provides fleet managers the ability to readily maintain optimum vehicle performance and uptime while minimizing diesel particulate filter maintenance. This system is ideal for centrally-located fleets and fleets where trucks have access to off-board regeneration control panels like cargo handling at ports, school buses or rental construction fleets that need a quick way to insure the condition of diesel particulate filters installed on rental equipment to a wide variety of customers with different equipment uses.

•

Purifier™ e4 systems combine modern durable filter hardware with a choice of catalytic technologies to suit driving styles and duty cycles. This allows operation over a much greater range of conditions compared to traditional filter solutions, especially in low-temperature applications – very typical of London-centric operators. Our Purifier™ family of diesel particulate filters include: Purifier™ e4 Urban, which combines our Platinum Plus® fuel-borne catalyst technology with a passive regeneration filtration system for demanding applications such as high sulfur or urban environments; Purifier™ e4 Highway system, which combines a filter catalyzed with our unique MPC® technology with a diesel oxidation catalyst to provide a durable, high-performance, low-maintenance solution ideal for fleets in mixed and highway operating conditions; and Purifier™ e4 Hybrid, which combines our Purifier™ e4 Highway system with our Platinum Plus® fuel-borne catalyst technology to provide the best possible passive regeneration performance for the most demanding urban operations.

•

Cattrap® is a passively regenerating diesel particulate filter designed specifically for mining and other heavy industrial applications. Cattrap® employs an advanced base metal soot ignition catalyst system that eliminates diesel particulate emissions by 85%, while actually reducing toxic nitrogen dioxide emissions. Because it is listed on the U.S. Mine Safety Health Administration (MSHA) Table 2 List of Diesel Particulate Matter Control Technologies, our ECS-branded Cattrap® can be employed in mining environments where most other diesel particulate filters cannot due to the limits of nitrogen dioxide increase placed on underground devices.

Closed Crankcase Ventilation Systems

Unlike exhaust emissions, crankcase gases on pre-2010 model year engines would normally escape into the environment through the crankcase vent tube. Newer engines are now mandated to employ crankcase ventilation. Contaminated crankcase emissions are a serious problem for diesel engine owners and the environment. These emissions are a result of gas escaping past the piston rings due to high cylinder pressure into the crankcase. In the crankcase, these gases are contaminated with oil mist, water, etc. These contaminated emissions escape through the engine breather into the engine compartment and the engine intake system or into the environment in general. Closed crankcase ventilation systems assist in elevating the level of exhaust emission reduction by eliminating crankcase emissions.

In combination with select emission control solutions, our ECS-branded verified closed crankcase ventilation system elevates the level of exhaust emission reduction by eliminating crankcase emissions. Unlike exhaust emissions, crankcase gases normally escape into the environment through the crankcase vent tube. Our closed crankcase ventilation system is a truly closed crankcase ventilation system that effectively eliminates 100% of crankcase emissions at all times. The system is designed to improve passenger compartment air quality, which is particularly important in all types of buses (school, shuttle, urban, etc.), as well as refuse and municipal fleets, while improving air quality for personnel working in the vicinity of an operating piece of equipment. In addition, the system increases efficiency by reducing fouling in the engine compartment of charge air coolers, radiators, etc. Closed crankcase ventilation systems have been proven by the EPA to reduce pollutants released from closed crankcases when combined with a diesel oxidation catalyst, by up to 40%. When paired with a diesel oxidation catalyst, our closed crankcase ventilation systems can lead to a cleaner engine environment, improve vehicle and equipment reliability with less need for maintenance, keep the engine compartment as well as components cleaner, and, reduce the use of oil and lower vehicle operating costs. The ECS-branded line of closed crankcase ventilation systems are EPA verified in connection with our AZ diesel oxidation catalyst products, helping customers not only lower emissions, but lower operating costs as well.

Alternative Fuel Products

We design and supply verified products to address the emissions issues of liquefied petroleum gas and compressed natural gas fueled engines used in industrial applications such as forklifts, aerial platforms, etc.

•

We have been providing 3-way catalyst technology in both integrated muffler form and catalytic converter style to OEMs and manufacturers of record since the inception of the Large Spark Ignited Regulation by the EPA and CARB. We have the capability to work with manufacturers of record through initial catalyst screening, rapid prototyping, rapid aging and thorough durability analysis. Our ability to provide turnkey solutions and leverage cutting-edge technology for reducing platinum group metals stabilizes cost and cost fluctuation through a platform program.

•

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

Exhaust Accessories and Specialty Parts

We manufacture a wide array of ECS-branded exhaust accessories including connectors, elbows, mounting brackets, clamps, exhaust stacks and guards, and intake air components. These exhaust accessories are used as aftermarket replacement components or in the installation of ECS-branded OEM and verified retrofit products.

•

CombiClean® systems utilizes economical, safe and environmentally friendly technology developed to clean diesel filters, whether it is a passive filter, or active, cordierite or silicon carbide filter. The cleaning process uses a gradual temperature increase with a constant air supply during the regeneration process in order to prevent damage to catalytic coatings and substrate materials. These systems are typically contained within stand alone units with protective enclosures to prevent injury due to accidental contact with hot surfaces and to prevent employee exposure to suspended air particles.

•

Back Pressure Monitor and Logger provides onboard monitoring of retrofitted emissions control systems, providing the operator notification of required maintenance. The Back Pressure Monitor and Logger also logs information for diagnostic purposes to facilitate engine and emission control system maintenance and reduce downtime.

We also manufacture and distribute large diesel and natural gas exhaust and intake parts as well as fenders, catalytic converter components, numerous brackets, guards and clamps for mounting and sealing components. We also produce exhaust and intake components for racing enthusiasts and manufacture intake and exhaust components for off-road and mining equipment as well as diesel and natural gas generators. We have the ability to react quickly to requests for quotes and the manufacture of specialty items. We manufacture components in carbon, aluminized and stainless steel.

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

Catalysts for Gasoline (Light Duty Vehicle) Engines

3-way catalytic converters have been the primary emission control technology on light-duty gasoline vehicles since the early 1980’s. Our technology for light duty vehicles significantly improves catalytic performance, is highly durable and cost-effective. We have developed unique nanostructures that are extremely thermally stable and resistant to sintering. Catalytic converters using our technology have superior catalytic performance, can cost substantially less as a result of significantly reduced platinum group metal or zero- platinum group metal loadings, have comparable or better durability and are physically and operationally compatible with all existing manufacturing processes and operating requirements. Our solution is based on industry-leading, patent-protected technology and a scalable manufacturing business model.

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

Catalysts for Energy Applications

We have developed and can manufacture catalysts for use in selective catalytic reduction and carbon monoxide reduction systems, which are used to reduce nitrogen oxide and carbon monoxide emissions from natural gas and petroleum gas burning utility plants, industrial process plants, OEMs, refineries, food processors, product manufacturers and universities. Our customized catalysts provide design flexibility and our proprietary MPC® coating technology allows for optimal temperature operation of the plant and an overall superior system design when compared to existing technologies. We have achieved this demonstrated performance advantage by creating a catalyst using unique nanostructures with superior stability under prolonged exposure to high temperatures.

In addition to the portfolio of products already developed from our proprietary MPC® technology platform, we have a pipeline of new products under development. We are working on the next generation of our current product offerings and in growing the portfolio of zero-platinum group metal products and verified technologies.

Sales and Marketing

We sell our heavy duty diesel systems and catalysts worldwide. Our Asian investment partnership is responsible for manufacturing, sales and marketing of our catalysts in the Asian market including China, Japan and South Korea among other countries.

We sell our heavy duty diesel system products to customers throughout the world using North American and European dealers and distributors. We have over 200 distributors in several countries. The dealers and distributors receive a discount from list price or a commission, which varies depending on the product sold. Customers purchase these heavy duty diesel system products to reduce emissions for either retrofit or OEM applications. Retrofit applications generally involve funded projects that use “approved systems” that are one-off in nature. Typical retrofit end-user customers include school districts, municipalities and other fleet operators. OEM customers include manufacturers of heavy duty diesel equipment such as mining equipment, vehicles, generator sets and construction equipment. The market for our heavy duty diesel systems products is heavily influenced by government funding of emissions control projects. In addition, adoption and implementation of diesel emission control regulations drives demand for our products.

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

A significant portion of Catalyst division sales to external customers in 2011 and 2010 were made to Honda. Sales to Honda represented 56% and 61% of Catalyst division revenues and 19% and 22% of consolidated revenues for the years ended December 31, 2011 and 2010, respectively. A significant loss in sales to Honda could have a material adverse effect on our business.

Our total backlog of confirmed orders was approximately $7.8 million at December 31, 2011 and $4.5 at December 31, 2010. We expect to fulfill the confirmed orders as of December 31, 2011 during 2012.

Asian Investment

In February 2008, CSI entered into an agreement with Tanaka Kikinzoku Kogyo Kabushiki Kaisha (TKK) to form a new joint venture company, TC Catalyst Incorporated (TCC) to manufacture and distribute catalysts in the Asia-Pacific territories including China, Japan, South Korea and other Asian countries. Under the terms of the agreement, CSI and TKK each originally owned 50% of TCC. In December of 2008, CSI entered into an agreement with TKK to alter the Joint Venture Agreement and sold 40% of its ownership interest in TCC to TKK, reducing its ownership share of TCC from 50% to 30%. In December of 2009, CSI entered into another agreement with TKK to further alter the Joint Venture Agreement and sold 83% of its remaining ownership of TCC to TKK, reducing its ownership share from 30% to 5%. CSI agreed to sell and transfer specific three-way catalyst technology and intellectual property for use in the defined territory for a total selling price of $3.9 million. TKK agreed to provide that intellectual property to TCC on a royalty-free basis.

Competition

Our Heavy Duty Diesel Systems division competes directly against other companies that market verified products. In North America, our key competitors with verified products include: Cleaire Advanced Emission Controls, LLC, Donaldson Company, Inc., ESW, Inc. and Johnson Matthey plc. In Europe, we compete with a number of companies, including Dinex Exhausts Ltd, Eminox Ltd, Huss Group and HJS Emission Technology.

The catalyst industry is concentrated with a few major competitors as a result of continuing consolidation through acquisitions. The major competitors are diversified enterprises with catalysts representing one of several lines of business. Our Catalyst division competes directly against BASF GmbH, Johnson Matthey plc and Umicore Limited Liability Company.

Manufacturing Operations

Our Heavy Duty Diesel Systems division engineers our emissions control products to customer-specific applications. We believe that this approach reduces installation or assembly time and optimizes operating uptime. Our Heavy Duty Diesel Systems division works as the customer’s partner to deliver custom, industry leading solutions that address each customer’s particular environmental mandates. Our heavy duty diesel systems are designed and manufactured in facilities located in Reno, Nevada; Thornhill, Ontario; Malmö, Sweden; and South Godstone, Surrey, United Kingdom.

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

Since we began pursuing additional catalyst markets, we have sought patent protection in relation to any new industries and new countries in which we expect to do business. We currently have 169 issued patents and 69 pending applications covering the following main technologies: fundamental catalyst formulations based on perovskite mixed metal oxides applicable to all catalyst markets, Mixed Phase Catalyst (MPC®) technology, platinum group metal-free catalyzed diesel particulate filter, selective catalytic reduction, diesel oxidation catalyst, zero-platinum group metal three-way catalyst formulations, fuel-borne catalysts, exhaust gas recirculation with selective catalytic reduction and exhaust systems for diesel engines incorporating particulate filters.

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

Regulations

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

Research and Development

Our research and development in catalyst technology has resulted in a broad array of products for the light duty vehicle and heavy duty diesel markets. Our greatest strength in the catalyst business lies in the technical sophistication and cost-to-performance ratio of our products. Product development in our Heavy Duty Diesel Systems division has resulted in a broad family of verified products and systems, with additional products in the pipeline. We credit our accomplishments to strong engineering capabilities, an experienced team, streamlined product development processes and solid experience in the verification and approval process. We seek to acquire competitive advantage through the use of customized catalysts for our emission control systems. We spent approximately $7.4 million and $4.4 million on research and development activities in the years ended December 31, 2011 and 2010, respectively.

Employees

As of December 31, 2011, we had 180 full time employees and 1 part time employee. None of our employees is a party to a collective bargaining agreement. We also retain outside consultants and sales and marketing consultants and agents.

ITEM 1A.	RISK FACTORS

We are subject to risks and uncertainties that may affect our future financial performance and our stock price. Some of the risks and uncertainties that may cause our financial performance to vary or that may materially or adversely affect our financial performance or stock price are discussed below. Any of these risks, as well as other risks and uncertainties not known to us or that we believe to be immaterial, could harm our financial condition, results of operations or cash flows. You should carefully consider the risks described below in addition to the cautionary statements and risk factors described elsewhere and the other information contained in this Annual report on Form 10-K and in our other filings with the SEC, including subsequent reports on Form 10-K and 8-K, before deciding to purchase, hold, or sell our stock.

Risks Related to Our Financial Condition

We have incurred losses and have not experienced positive cash flow from operations in the past and our ability to achieve profitability and positive cash flow from operations, or finance negative cash flow from operations, could depend on reductions in our operating costs, which may not be achievable, or from increased sales, which may not occur.

Each of CDTI and CSI has suffered losses from operations since inception. As of December 31, 2011, we had an accumulated deficit of $165.0 and $157.7 million as of December 31, 2010. Additionally, we have historically operated with negative cash flow from operations. We had operating cash flow deficits from continuing operations of $14.6 million and $3.7 million for the years ended December 31, 2011 and 2010, respectively. Although we may identify areas where economies can be effected, whether or not we will be successful in realizing these cost-savings, as well as when we are able to effect these economies and the overall restructuring costs we may incur cannot be known at this time. In addition, while we have identified revenue opportunities that if realized would positively affect our cash flows, there is no assurance that such opportunities will be realized. All of these will be important factors in determining whether we will have sufficient cash resources available to maintain our operations for any appreciable length of time. In the event that we are unable to generate revenues or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

We are putting significant amounts of working capital at risk in order to pursue selected growth opportunities. If we are unable to realize the benefits of the investments in our inventory or timely utilize the inventory for other opportunities, it could have a material adverse effect on our business, financial condition and results of operations.

We are pursuing revenue generating opportunities relating to special government mandated retrofit programs such as those in London and California and potentially others in various jurisdictions in North America, Europe and Asia. Opportunities such as these require cash investment in operating expenses and working capital such as inventory and receivables prior to realizing profits and cash from sales. If we are not successful in accessing cash resources to make these investments we may miss out on these opportunities. Further, if we are not successful in generating sufficient sales from these opportunities, we will not realize the benefits of the investments in inventory, which would have an adverse effect on our business, financial condition and results of operations.

Funding from our existing equity line of credit may be limited or be insufficient to implement our growth plans.

Under our purchase agreement with Lincoln Park Capital (“LPC”), (the “Purchase Agreement”), we may direct LPC to purchase up to $10.0 million worth of shares of our common stock over a 30 month period generally in amounts of up to $0.5 million every business day, which amounts may be increased under certain circumstances. Assuming a purchase price of $4.45 per share (the closing sale price of our common stock on March 26, 2012) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to us would be $7.6 million. However, our stock price has been extremely volatile and there is no guarantee we will be able to obtain funding from LPC at that level. For example, our stock price at December 31, 2011 was $2.80 which would have limited our funding capacity from LPC to $4.8 million. The extent to which we rely on LPC as a source of funding will depend on a number of factors including, the amount, if any, of additional working capital needed, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If we are unable to sell enough of our products to finance our working capital requirements and if sufficient funding from LPC were to prove unavailable or prohibitively dilutive, we would need to secure another source of funding. Even if we sell all $10.0 million under the Purchase Agreement to LPC, there can be no assurance this would be sufficient to fully implement our growth plans in all cases.

If the revenues from our growth opportunities and operations are below expectations or delayed, we could require additional working capital in order to maintain our operations.

We have historically relied on outside sources of funding in the form of debt or equity. Although we have a demand credit facility backed by our receivables and inventory, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if the lender chooses not to finance a portion of our receivables or inventory. We have been successful in raising $10.2 million through a public offering of shares in July 2011 but there is no guarantee that should the need arise, we will be able to do so again.

Any required additional funding may be in the form of debt financing or a private or public offering of equity securities. We believe that debt financing would be difficult to obtain because of our limited assets and cash flows as well as current general economic conditions. Any additional offering of shares of our common stock or of securities convertible into shares of our common stock may result in further dilution to our existing stockholders. Our ability to consummate a financing will depend not only on our ability to achieve positive operating results, but also on conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available if needed, or on acceptable terms. In the event that we are unable to raise such funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

Future growth of our business depends, in part, on the general availability of funding for emissions control programs, as well as enforcement of existing emissions-related environmental regulations and further tightening of emission standards worldwide.

Future growth of our business depends in part on the general availability of funding for emissions control programs, which can be affected for economic as well as political reasons. For example, in light of the recent budget crisis in California, funding was not available for a state-funded emissions control project for off-road diesel equipment and its start date was pushed back. Additionally, funding for the EPA’s Diesel Emissions Reductions Act (commonly referred to as DERA) for 2012 and beyond remains uncertain as budget discussions continue to be debated in the U.S. Congress. Funding for these types of emissions control projects drives demand for our products. If such funding is not available, it can negatively affect our future growth prospects. In addition to funding, we also expect that our future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide. If such standards do not continue to become stricter or are loosened or are not enforced by governmental authorities due to commercial and business pressure or otherwise, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

Foreign currency fluctuations could impact financial performance.

Because of our activities in the U.K., Europe, Canada, South Africa and Asia, we are exposed to fluctuations in foreign currency rates. We may manage the risk to such exposure by entering into foreign currency futures and option contracts of which there was none in 2010 or 2011. Foreign currency fluctuations may have a significant effect on our operations in the future.

The Merger will adversely affect our ability to take advantage of the significant U.S. federal tax loss carryforwards and tax credits accumulated.

In connection with the Merger, we performed a study to evaluate the status of net operating loss carryforwards as a result of the Merger. Because the Merger caused an “ownership change” (as defined for U.S. federal income tax purposes) as of the date of the Merger, our ability to use our net operating losses and credits in future tax years is significantly limited. In addition, due to the “ownership change,” our federal research and development credits have also been limited and, consequently, we do not anticipate being able to use any of these credits that existed as of the date of the Merger in future tax years. Our limited ability to use these net operating losses and tax credits as a result of the Merger could have an adverse effect on our results of operations.

Risks Related to Our Business

Historically, we have been dependent on a few major customers, particularly Honda, for a significant portion of our revenue and the revenue could decline if we are unable to maintain or develop relationships with current or potential customers, or if such customers reduce demand for our products.

Historically, each of CDTI and CSI derived a significant portion of its respective revenue from a limited number of customers. For the years ended December 31, 2011 and 2010, sales to Honda, our largest customer, accounted for approximately 19% and 22%, respectively, of our revenue. We intend to establish long-term relationships with existing customers and continue to expand our customer base. While we diligently seek to become less dependent on any single customer, it is likely that certain business relationships may result in one or more customers contributing to a significant portion of our revenue in any given year for the foreseeable future. In addition, because our relationships with our customers are based on purchase orders rather than long-term formal supply agreements, we are exposed to the risk of reduced sales if such customers reduce demand for our products. Reduced demand may arise for a variety of reasons over which we have no control, such as slowdowns in vehicle production due to economic concerns, or as a result of the effects of natural disasters, including earthquakes and/or tsunamis. The loss of one or more of our significant customers, or reduced demand from one or more of our significant customers, would result in an adverse effect on our revenue, and could affect our ability to become profitable or our ability to continue our business operations.

We have entered into contractual agreements in connection with the sale of certain of our assets, which may expose us to liability for claims for indemnification under such agreements.

In the ordinary course of our business, we have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement.

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

There can be no assurance that we will be successful in protecting our proprietary rights. For example, from time to time we have become aware of competing technologies employed by third parties which may be covered by one or more of our patents. In such situations, we may seek to grant licenses to such third parties or seek to stop the infringement, including through the threat of legal action. There is no assurance that we would be successful in negotiating a license agreement on favorable terms, if at all, or able to stop the infringement. Any infringement upon our intellectual property rights could have an adverse effect on our ability to develop and sell commercially competitive systems and components.

If we fail to obtain the right to use the intellectual property rights of others which are necessary to operate our business, our ability to succeed will be adversely affected.

From time to time we may choose to or be required to license technology or intellectual property from third parties in connection with the development of our products. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our results of operations. The inability to obtain a necessary third-party license required for our product offerings or to develop new products and product enhancements could require us to substitute technology of lower quality or performance standards, or of greater cost, either of which could adversely affect our business. If we are not able to obtain licenses from third parties, if necessary, then we may also be subject to litigation to defend against infringement claims from these third parties. Our competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage. If we are unable to obtain or maintain any third-party license required to develop new products and product enhancements, on favorable terms, our results of operations may be harmed.

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

Due to customer demands, we are required to source critical materials and components such as ceramic substrates from single suppliers. In 2011 and 2010, our three largest suppliers accounted for over 30% and 40%, respectively, of our raw material purchases. Failure of one or more of the key suppliers to deliver timely could prevent, delay or limit us from supplying products because we would be required to qualify an alternative supplier. For certain products and customers, we are required to purchase platinum group metal materials. As commodities, platinum group metal materials are subject to daily price fluctuations and significant volatility, based on global market conditions. Historically, the cost of platinum group metals used in the manufacturing process has been passed through to the customer. This limits the economic risk of changes in market prices to platinum group metal usage in excess of nominal amounts allowed by the customer. However, going forward there can be no assurance that we will continue to be successful in passing platinum group metal price risk onto our current and future customers to minimize the risk of financial loss. Additionally, platinum group metal material is accounted for as inventory and therefore subject to lower of cost or market adjustments on a regular basis at the end of accounting periods. A drop in market prices relative to the purchase price of platinum group metal could result in a write-down of inventory. Due to the high value of platinum group metal materials, special measures have been taken to secure and insure the inventory. There is a risk that these measures may be inadequate and expose us to financial loss. We utilize rare earth metals in the production of some of our catalysts. Due to a reduction in export from China of these materials, there has been a world-wide shortage, leading to a lack of supply and higher prices. We risk delays in shipment due to this constrained supply and potentially lower margins if we are unable to pass the increased costs on to our customers.

Qualified management, marketing, and sales personnel are difficult to locate, hire and train, and if we cannot attract and retain qualified personnel, it will harm the ability of the business to grow.

Our success depends, in part, on our ability to retain current key personnel, attract and retain future key personnel, additional qualified management, marketing, scientific, and engineering personnel, and develop and maintain relationships with research institutions and other outside consultants. Competition for qualified management, technical, sales and marketing employees is intense. In addition, some employees might leave our company and go to work for competitors. The loss of key personnel or the inability to hire or retain qualified personnel, or the failure to assimilate effectively such personnel could have a material adverse effect on our business, operating results and financial condition.

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

There is significant competition among companies that provide solutions for pollutant emissions from diesel engines. Several companies market products that compete directly with our products. Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services, including products that are verified by the EPA and/or the CARB or other environmental authorities. We face direct competition from companies with greater financial, technological, manufacturing and personnel resources. Newly developed products could be more effective and cost-efficient than our current or future products. We also face indirect competition from vehicles using alternative fuels, such as methanol, hydrogen, ethanol and electricity.

Our results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

•	Actions taken by regulatory bodies relating to the verification, registration or health effects of our products;

•	The extent to which our Platinum Plus® fuel-borne catalyst and ARIS® nitrogen oxides reduction products obtain market acceptance;

•	The timing and size of customer purchases;

•	Customer concerns about the stability of our business, which could cause them to seek alternatives to our solutions and products; and

•	Increases in raw material costs, particularly platinum group metals and rare earth metals.

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

We believe that it is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the EPA and/or CARB protocols to qualify for funding from the EPA and/or CARB programs. Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified. Verification is also useful for commercial acceptability. Notably, EPA verifications were withdrawn on two of our products in January 2009 because available test results were not accepted by the EPA as meeting new emissions testing requirements for nitrogen dioxide (NO2) measurement. As a general matter, we have no assurance that our products will be verified by the CARB or that such a verification will be acceptable to the EPA. If we are not able to obtain necessary product verifications, it will limit our ability to commercialize such products, which could have a negative effect on our revenues and on our results of operations.

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

Risks Related Our Common Stock

One of our shareholders holds a large percentage of our outstanding common stock, and, should they choose to do so, may have significant influence over the outcome of corporate actions requiring stockholder approval.

Approximately 15.6% of our outstanding common stock is held by Special Situations Funds, which acquired such shares of our common stock in our July 2011 underwritten public offering. Accordingly, such investor, should it choose to do so, may be able to significantly influence the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction, such that Special Situations Funds could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The interests of such investor may differ from the interests of our other stockholders.

The price of our common stock may be adversely affected by the sale by us or our shareholders of a significant number of new common shares.

The sale, or availability for sale, of substantial amounts of our common stock could adversely affect the market price of our common stock and could impair our ability to raise additional working capital through the sale of equity securities. On July 5, 2011, we issued 3,053,750 shares of our common stock in an underwritten public offering. On October 15, 2010, we issued (or reserved for issuance) an aggregate 2,287,872 shares of our common stock and warrants to purchase an additional 666,583 shares of our common stock, each on a post-split basis after eliminating fractional shares, in connection with the Merger. We also issued 109,020 shares and warrants to purchase an additional 166,666 shares of our common stock, each on a post-split basis after eliminating fractional shares, in a Regulation S offering, as well as 32,414 shares and warrants to purchase an additional 14,863 shares, each on a post-split basis after eliminating fractional shares, as compensation for services rendered in connection with the Merger and our Regulation S offering. Resales of these shares by the holders thereof (some of whom received registered shares and some of whom have registration rights), resales of the shares received upon exercise of the warrants, or the sale of additional shares by us in the public market or a private placement to fund our operations, or the perception by the market that these sales could occur, could contribute to downward pressure on the trading price of our stock.

The sale of our common stock to LPC may cause dilution and the sale of the shares of common stock acquired by LPC could cause the price of our common stock to decline.

In connection with entering into a Purchase Agreement with LPC in October 2011, we authorized the issuance to LPC of up to $10,000,000 worth of shares of our common stock, plus 120,741 shares of common stock as commitment shares. As of the date of this Annual Report on Form 10-K, we have not sold any shares to LPC under the Purchase Agreement. The number of shares ultimately offered for sale by LPC is dependent upon the number of shares purchased by LPC under the Purchase Agreement. The purchase price for the common stock to be sold to LPC pursuant to the Purchase Agreement will fluctuate based on the price of our common stock. If we do sell shares to LPC, LPC may offer and sell 1,823,577 shares over a period of up to 30 months from December 2011 pursuant to an effective registration statement. Depending upon market liquidity at the time, a sale of the 1,823,577 registered shares, or additional shares we register or which LPC sells other than by means of a registration statement, at any given time could cause the trading price of our common stock to decline. We can elect to direct purchases in our sole discretion. After LPC has acquired such shares, it may sell all, some or none of such shares. Therefore, sales to LPC by us under the Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by LPC, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The risk of dilution, perceived or actual, may contribute to downward pressure on the trading price of our stock.

We have outstanding warrants and stock options to purchase shares of our common stock, and it is contemplated that additional shares or options to acquire shares of our common stock will be issued. The exercise of these securities will result in the issuance of additional shares of our common stock. We may also issue additional shares of our common stock or securities exercisable for or convertible into shares of our common stock, whether in the public market or in a private placement to fund our operations, or as compensation. These issuances, particularly where the exercise price or purchase price is less than the current trading price for our common stock, could be viewed as dilutive to the holders of our common stock. The risk of dilution, perceived or actual, may cause existing stockholders to sell their shares of stock, which would contribute to a decrease in the price of shares of our common stock. In that regard, downward pressure on the trading price of our common stock may also cause investors to engage in short sales, which would further contribute to downward pressure on the trading price of our stock.

There has been and may continue to be significant volatility in the volume and price of our common stock on the NASDAQ Capital Market.

CDTI’s common stock began trading on the NASDAQ Capital Market effective October 3, 2007. In the period immediately following the Merger and the reverse stock split, we experienced significantly higher trading volume than typical for our company. Unusual trading volume in our shares has continued to occur from time to time. For example, the trading volume in our common stock exceeded seven million shares on March 12, 2012 and exceeded two million shares on March 13, 2012, whereas the average trading volume for the three weeks prior to those dates was 100,062 shares per day. The market price of our common stock also has been and may continue to be highly volatile. During the last two weeks of October 2010 following the Merger and the reverse stock split, the price for a share of our common stock ranged from as low as $1.50 per share to as high as $44.38 per share. On March 26, 2012, the closing price for a share of our common stock was $4.45 per share. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operations results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market volume and price of our stock.

We have not paid and do not intend to pay dividends on shares of our common stock.

We have not paid dividends on our common stock since inception, and do not intend to pay any dividends to our stockholders in the foreseeable future. We intend to reinvest earnings, if any, in the development and expansion of our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy approximately 3,955 square feet of office space at 4567 Telephone Road, Suite 100, Ventura, California, under a lease agreement that expires on August 31, 2015 for our corporate headquarters.

Our Heavy Duty Diesel Systems division uses approximately 51,000 square feet of space in Ontario, Canada under a lease agreement that expires on December 31, 2018 for administrative, research and development, manufacturing, sales and marketing functions; approximately 54,000 square feet of space in Reno, Nevada under a lease agreement that expires on January 31, 2015 for sales and manufacturing purposes; approximately 5,515 square feet of office space in Bridgeport, Connecticut under a lease agreement that expires on December 31, 2015 for administrative and sales and marketing offices, and which served as our corporate headquarters prior to the Merger; and approximately 10,728 square feet in Surrey, United Kingdom (outside London) for administrative, sales and marketing and assembly under three separate lease agreements that expire on January 14, 2016. We also own a 6,700 square foot condominium in Malmö, Sweden that our Heavy Duty Diesel Systems division uses for administrative, research and development and European sales and marketing.

Our Catalyst division uses approximately 52,000 square feet of space in Oxnard, California under three separate lease agreements, two that expire on December 31, 2012 and one that expires on April 30, 2015, for manufacturing and research and development. We are currently in negotiations with the landlords of the two properties with leases expiring in December 2012. This space includes a warehouse that is also used for shipping and receiving. Our Catalyst division also leases 624 square feet of office space near Paris in Gif sur Yvette, France under a lease agreement that provides for expiration as early as July 31, 2011, but no later than July 31, 2017, that is used for sales; and approximately 767 square feet of space in Tokyo, Japan under a lease agreement that expires on June 15, 2013, which is used for sales and marketing purposes.

We may exercise our early termination right to cancel our Bridgeport, Connecticut office lease. The early termination right allows us to cancel on December 31, 2013 with at least nine months’ advanced written notice along with an early termination fee of $45,960; the landlord’s unamortized portion of construction costs with seven percent interest thereon; brokerage fees and attorney fees.

We do not anticipate the need to acquire additional space in the near future and consider our current capacity to be sufficient for current operations and projected growth. As such, we do not expect that our rental costs will increase substantially from the amounts historically paid in 2011.

ITEM 3.	LEGAL PROCEEDINGS

See Note 19, “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

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

	NASDAQ Capital Market
	High	Low
2010
1st Quarter	$13.32	$8.70
2nd Quarter	$10.68	$5.70
3rd Quarter	$8.52	$4.08
4th Quarter	$44.38	$3.00
2011
1st Quarter	$11.69	$5.16
2nd Quarter	$11.20	$3.61
3rd Quarter	$8.00	$2.16
4th Quarter	$4.54	$1.50

Holders

At March 26, 2012, there were 325 holders of record of our common stock, which excludes stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Dividends

No dividends have been paid on our common stock and we do not anticipate paying dividends in the foreseeable future.

Issuances of Unregistered Securities

All sales of unregistered securities during the period covered by this Annual Report on Form 10-K have been previously reported.

Issuer Purchases of Equity Securities

No shares were repurchased during the fourth quarter ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual consolidated financial statements and related notes included elsewhere in this report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, see “Cautionary Statement Concerning Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, as a result of many important factors, including the consolidation of CDTI for periods after October 15, 2010.

All percentage amounts and ratios in this Management’s Discussion and Analysis of Financial Condition and Results of Operations were calculated using the underlying data in thousands.

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

Heavy Duty Diesel Systems: Through our Heavy Duty Diesel Systems division we design and manufacture verified exhaust emissions control solutions. Our Heavy Duty Diesel Systems division offers a full range of products for the verified retrofit and original equipment manufacturer, or OEM, markets through its distribution/dealer network and direct sales. These ECS and Clean Diesel Technologies-branded products, such as Purifilter ® , Purifier™, ARIS ® and exhaust gas recirculation with selective catalytic reduction are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 77% and 65% of the total consolidated revenues for the years ended December 31, 2011 and 2010, respectively.

Catalyst: Through our Catalyst division, we produce catalyst formulations to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications. A family of unique high-performance catalysts has been developed — with base-metals or low platinum group metal and zero- platinum group metal content — to provide increased catalytic function and value for technology-driven automotive industry customers. Our technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and we have supplied over ten million parts to light duty vehicle customers since 1996. Our Catalyst division also provides catalyst formulations for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 23% and 35% of the total consolidated revenues for the years ended December 31, 2011 and 2010, respectively.

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

Cost of revenues

Cost of revenues consists primarily of direct costs for the manufacture of emission control systems and products, including cost of raw materials, costs of leasing and operating manufacturing facilities and wages and benefits paid to personnel involved in production, manufacturing quality control, testing and supply chain management. In addition, cost of revenues include normal scrap and shrinkage associated with the manufacturing process and a expense from write down of obsolete and slow moving inventory. We include the direct material costs and factory labor as well as factory overhead expense in the cost of revenue. Indirect factory expense includes the costs of freight (inbound and outbound for direct material and finished goods), purchasing and receiving, inspection, testing, warehousing, utilities and deprecation of facilities and equipment utilized in the production and distribution of products.

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

Recapitalization expenses

Recapitalization expense consists primarily of the expense for legal, accounting and other advisory professional services as a result of our efforts in 2010 to explore strategic opportunities resulting in the Merger.

Total other income (expense)

Total other income (expense) primarily reflects interest expense, including amortization of debt issuance costs and, in 2010, amortization of non-cash interest expense related to the secured convertible notes issued by CSI in June 2010, as well as changes in the fair value of our liability classified warrants. It also includes loss on foreign exchange, interest income and our share of income and losses from our Asian investment.

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

Goodwill

We test goodwill for impairment at the reporting unit level at least annually using a two-step process, and more frequently upon the occurrence of certain triggering events. During our 2011 annual impairment assessment, we early adopted the provisions of Accounting Standards Update (ASU) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Our October 31, 2011 impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the prior year fair value calculation, the movement of our share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. During the qualitative assessment of our fiscal 2011 annual goodwill impairment test, management concluded it was more likely than not that the fair value of our Engine Control Systems reporting unit exceeded its carrying value. However, given the decrease in our share price and market capitalization since the prior year analysis, management decided to perform step 1 of the goodwill impairment test as of October 31, 2011.

Our Engine Control Systems reporting unit, which is within our Heavy Duty Diesel Systems reporting segment, has goodwill subject to impairment testing, which totalled $6.0 million at December 31, 2011 and 2010. Goodwill impairment testing requires us to estimate the fair value of the reporting unit. The estimate of fair value is based on internally developed assumptions approximating those that a market participant would use in valuing the reporting unit. We derived the estimated fair value of the Engine Control Systems reporting unit at October 31, 2011 from a blending of market and income approach models. We utilized a weighting of 40% and 60% between the market and income approaches, respectively. Significant assumptions used in deriving the fair value of the reporting unit under the income approach included: annual revenue growth over the next five years ranging from -34.9% to 77.9%, long-term revenue growth of 3% and a discount rate of 21.5%. Significant assumptions used in deriving the fair value of the reporting unit under the market approach included: average multiples of 0.75 times on revenue and 6.00 times on EBITDA. We deemed that estimating cash flows discretely for five years was the most appropriate for our Engine Control Systems reporting unit, as this division’s business growth is driven by changes in the regulation of diesel emissions. We anticipate the changing regulation of diesel emission in various countries over this period as well as the number of vehicles that will need to have updated emission systems installed. We believe that we have a reasonable estimate of the opportunities over this period. These new emission regulations are a driver of business growth for our Engine Control Systems business. In order to take into account the business implications of such regulations and the population of vehicles that must meet those regulations, we estimated revenues and cash flows to meet the demands of this marketplace for a five year time period. The discount rate of 21.5% was developed based on a weighted cost of capital (WACC) analysis. Within the WACC analysis, the cost of equity assumption was developed using the Capital Asset Pricing Model (CAPM). The inputs in both the CAPM and the cost of debt assumption utilized in the WACC were developed for our Engine Control Systems business reporting unit using data from comparable companies. The revenue growth rates used are higher than our historical growth patterns and consider future growth potential identified by management, however, there is no assurance such growth will be achieved. In addition, we considered the overall fair value of our reporting units as compared to our market capitalization. Because the estimated fair value of the reporting unit exceeded its carrying value by 69%, we determined that no goodwill impairment existed as of December 31, 2011. However, it is reasonably possible that future results may differ from the estimates made during 2011 and future impairment tests may result in a different conclusion for the goodwill of our Engine Controls Systems reporting unit. In addition, the use of different estimates or assumptions by management could lead to different results. Our estimate of fair value of the reporting unit is sensitive to certain factors, including but not limited to the following: movements in our share price, changes in discount rates and our cost of capital, growth of the reporting unit’s revenue, cost structure of the reporting unit, successful completion of research and development, capital expenditures, customer acceptance of new products, competition, general economic conditions and approval of the reporting unit’s product by regulatory agencies.

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

In 2010, we considered whether any events or changes in circumstance indicated that the carrying amount of our Catalyst division’s long-lived assets may not be recoverable. Because of a disruption of sales, we conducted a recoverability test on the fixed assets of the Catalyst division as of June 30, 2010 and concluded that the expected undiscounted cash flows associated with the assets substantially exceed their carrying value. Our analysis utilized two different scenarios over a five year period with a probability weighting. One scenario assumed no additional program wins while the other scenario was based on a set of assumed program wins, resulting of revenue growth ranging from zero to 35% over the next 5 years. Each scenario also included a terminal value based upon an estimated value of intellectual property that could be sold off. No events occurred during the second half of 2010 that significantly altered the assumptions made at June 30, 2010 and would necessitate further analysis. In 2011, we again considered whether any events or changes in circumstance indicated that the carrying amount of our Catalyst division’s long-lived assets, totalling $0.7 million at December 31, 2011, may not be recoverable. We concluded that no triggering event occurred during 2011 that would lead us to believe that the assets were impaired. Therefore, no further testing was performed. To the extent additional events or changes in circumstances occur, we may conclude that a non-cash impairment charge against earnings is required, which could have an adverse effect on its financial condition and results of operations.

Fair Value of Embedded Financial Instruments

The secured convertible notes issued to investors by CSI prior to the Merger contained two embedded financial instruments that require separate accounting at fair value: the premium redemption feature and the contingent equity forward. The estimate of fair value of such financial instruments involves the exercise of significant judgment and the use of estimates by management.

The premium redemption instrument represents the fair value of the additional penalty premium of two times (2x) the outstanding principal amount plus the default interest that would have been due if the secured convertible notes were in default. Because the noteholders had the option of demanding payment or providing additional time extensions after August 2, 2010, this instrument was considered a put option. We estimated the fair value of the premium redemption instrument by calculating the present value of $4.0 million plus accrued interest, based on an assumed payment date (eleven months after default date) using a high yield discount rate of 17%, multiplied by an estimated probability of its exercise. Because the secured convertible notes were converted into CSI common stock immediately prior to the Merger, the premium redemption instrument expired unexercised, resulting in gain of $0.7 million in the year ended December 31, 2010. This amount represents the difference between the initial proceeds allocated to the instrument and its ultimate fair value of zero.

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

Warrant Derivative Liability

In light of the terms of certain of our outstanding warrants, we have determined that we are required to carry them at fair value until exercised or expired, and record changes in their fair value recorded in our results of operations in each reporting period. At December 31, 2011, we had a liability of $0.1 million related to liability-classified warrants. For the year ended December 31, 2011, we recorded a non-cash gain of $1.1 million to other income in our statement of operations to reflect the change in fair value of these liability-classified warrants. The determination of fair value requires the use of judgment and estimates by management. For common stock warrants with market conditions, we use the Monte Carlo pricing model to determine fair value on the grant date. For other common stock warrants, we use the Black-Scholes option-valuation model, which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the contractual terms of the warrants. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrant derivative liability.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The guidance concerns disclosure only and will not have an impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The guidance concerns disclosure only and will not have an impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11is effective for annual and interim periods beginning on are after January 1, 2013. Retrospective application is required. The guidance concerns disclosure only and will not have an impact on our financial position or results of operations.

For additional discussion regarding these, and other recent accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Developments

Common Stock Purchase Agreement with LPC

On October 7, 2011, we signed a purchase agreement with LPC, together with a registration rights agreement, whereby LPC has agreed to purchase up to $10 million of our common stock over a 30-month period. Pursuant to the Registration Rights Agreement, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) on October 13, 2011 covering 1,823,577 shares that have been issued or may be issued to LPC under the Purchase Agreement. Of the shares registered, 40,247 shares were issued to LPC as a commitment fee; 80,494 shares may be issued to LPC pro rata as up to $10,000,000 of our stock is purchased by LPC as an additional commitment fee; and 1,702,836 represent shares that we may sell to LPC under the Purchase Agreement. The registration statement related to the transaction was declared effective by the SEC on December 5, 2011. Accordingly, we have the right, in our sole discretion, over a 30-month period to sell shares of our common stock to LPC in amounts of up to $500,000 to up to $1,500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10 million.

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

Sale of $3.0 Million 8% Subordinated Convertible Notes Due 2016

On April 11, 2011, we entered into a Subordinated Convertible Notes Commitment Letter with Kanis S.A. that provides for the sale and issuance by us of 8% subordinated convertible notes. As provided in the Commitment Letter, on May 6, 2011, Kanis S.A. purchased from us, at par, $3.0 million aggregate principal amount of our subordinated convertible notes due 2016. The notes bear interest at a rate of 8% per annum, which is payable quarterly in arrears. For more information relating to the terms of the subordinated convertible notes, see “— Description of Indebtedness” below and Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

New Financing Agreement with FGI; repayment of Fifth Third Bank

On February 14, 2011, we and certain of our subsidiaries entered into separate Sale and Security Agreements with Faunus Group International, Inc., or FGI, to provide for a $7.5 million secured demand financing facility backed by our receivables and inventory. On February 16, 2011, we used approximately $2.1 million of proceeds from advances under this facility to pay in full the balance of our obligations under our credit facility with Fifth Third Bank. For more information relating to the FGI and Fifth Third facilities, see “— Description of Indebtedness” below and Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Factors Affecting Future Results

Factors Affecting our Heavy Duty Diesel Systems Division

The nature of our business and, in particular, our Heavy Duty Diesel Systems division, is heavily influenced by government funding of emissions control projects and increased diesel emission control regulations. Compliance with these regulatory initiatives drives demand for our products and the timing of implementation of emission reduction projects. For example, following the passage of the American Recovery and Reinvestment Act of 2009 (commonly referred to as the Stimulus Bill), government spending (both federal and state) increased. As such, our Heavy Duty Diesel Systems divisions had increased revenues due to this additional funding in 2010. The President’s initial U.S. fiscal year 2012 budget proposed elimination of EPA funding under the Diesel Emissions Reduction Act (DERA), however the final U.S. budget reinstated funding of approximately $30 million. The President’s U.S. fiscal year 2013 budget proposal includes EPA funding under DERA for $15 million. However, funding for diesel retrofit programs in 2012 is expected to continue to accrue from funds allocated under the Stimulus Bill and other sources such as the funding under California’s Proposition 1B and from funding provided by the U.S. Department of Transportation under its Congestion Mitigation and Air Quality Improvement Program. In addition, government mandates around the world are being used increasingly to combat diesel emissions. In particular, mandates such as the one in London and California described in the following paragraph, frequently require private vehicle fleet owners to pay for the emission retrofit devices to make their vehicles compliant with emission standards.

Emission reduction programs are often one-off, or have staggered compliance dates, which mean they do not generally result in a regular source of recurring revenues for our company. For example, London, U.K. has mandated that certain heavy duty diesel vehicles entering the London Low Emissions Zone (or LEZ) will be required to meet certain emission standards by January 2012. We believe that approximately 20,000 such vehicles were required to have a retrofit emission control device installed on the vehicle by year end 2011. In December 2011, the regulator extended the deadline for compliance into the first quarter of 2012. We believe that a bulk of the vehicles were retrofit in the fourth quarter of calendar 2011, with sales of our products of approximately $6 million in the fourth quarter and $8 million in the full year 2011. However, due to the extension, we expect additional sales in the first quarter of 2012 in the range of $3 million to $4 million. In addition, we are exploring opportunities to participate in other such retrofit programs in Europe, which may yield product sales in 2012 and beyond. We may incur supplier accreditation, product verification, sales and marketing and inventory build-up costs before we can realize revenues from such potential opportunities. In addition, the California Air Resources Board has mandated that all Class 7 and Class 8 heavy diesel trucks meet certain emission targets by 2016, with interim targets established for 2011, 2012 and 2013 such that 90% of current operating diesel trucks will be required to meet these targets by 2014. We estimate that this rule will require well over 100,000 heavy duty diesel trucks to be replaced or retrofitted. We estimate that approximately 60,000 to 70,000 vehicles will elect to retrofit and will form the target market for our products, providing us with an opportunity to sell our products and generate revenue in 2012, 2013 and 2014. We will incur product verification and other expenditures relating to sales and marketing activities before we record orders and start shipping products. While we cannot guarantee that we will be successful in gaining any particular level of sales from the various funding sources, emission programs and mandates, we expect to pursue these opportunities. The timing of these sales is uncertain and could result in fluctuations in revenue from quarter to quarter during this year and beyond.

Factors Affecting our Catalyst Division

Because the customers of our Catalyst division are OEM auto makers, our business is also affected by macroeconomic factors that impact the automotive industry generally, which can result in increased or decreased purchases of vehicles, and consequently demand for our products. The global economic crisis in the latter half of 2008 that continued through 2009 and 2010 had a negative effect on our customers in the automotive industry. As such demand for our products, which our OEM auto customers incorporate into the vehicles they sell, decreased. In the future, if similar macroeconomic factors or other factors affect our customer base, our revenues will be similarly affected. In addition, prior to 2011, two OEM auto customers accounted for a significant portion of our Catalyst division revenues (see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). In the second half of 2010, one of these auto makers accelerated manufacture of a vehicle that requires a catalyst product meeting a higher regulatory standard than the product currently supplied to such auto maker by our Catalyst division. Based on current information from the customer, our products are now being tested for future emission standards, which may result in orders and product sales sometime in the future beyond 2013 if we were to win the business. Accordingly, we now expect negligible revenues from this customer in our Catalyst division through 2012 and 2013. In January 2011, we began shipment of catalyst to a new automobile manufacturer. We expect to continue shipping catalyst to this new customer during 2012. Demand from this customer has not yet been fully stabilized, as it represents a catalyst for a new model of automobile. In addition, our largest OEM auto customer reduced production in light of the earthquake and tsunami in Japan in March 2011 and as a result, our catalyst sales in the second quarter of 2011 were unfavorably impacted. This customer’s operations returned to normal in August 2011 and our sales recovered accordingly in the third quarter. We expect sales to this customer to continue at normal levels in 2012.

Supply of Catalyst Division Products to Heavy Duty Diesel Systems Division

Our strategy is to progressively utilize the products of our Catalyst division in the products of our Heavy Duty Diesel Systems division. We anticipate that our intercompany sales of catalysts will increase compared to historical levels, as our planned new products are approved by the regulatory agencies and begin to generate sales. While this will not impact our reported sales, we believe that the manufacturing gross margin associated with these sales will improve the margins of our Catalyst division and therefore improve our total gross margin.

Results of Operations

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

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

	Year Ended December 31
	2011	% of Total Revenue	2010	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$47.4	77.0%	$31.2	64.8%	$16.2	52.3%
Catalyst	20.8	33.7%	17.7	36.8%	3.1	17.3%
Intercompany revenue	(6.6)	(10.7)%	(0.8)	(1.6)%	(5.8)	NM

Total revenue	$61.6	100.0%	$48.1	100.0%	$13.5	28.0%

Total revenue for the year ended December 31, 2011 increased by $13.5 million, or 28.0%, to $61.6 million from $48.1 million for the year ended December 31, 2010.

Revenues for our Heavy Duty Diesel Systems division for the year ended December 31, 2011 increased $16.2 million, or 52.3%, to $47.4 million from $31.2 million for the year ended December 31, 2010. Revenues for the year ended December 31, 2011 include $2.2 million from CDTI’s legacy business, excluding the London LEZ, as a result of the Merger compared to $0.4 million in 2010. The remaining increase was due to London LEZ sales of $8.0 million, the favorable effect of fluctuations in foreign currency exchange rates and other of $0.4 million, increased sales in North America of $5.1 million and increased sales to mining and material handling customers in Europe of $0.9 million.

Revenues for our Catalyst division for the year ended December 31, 2011 increased $3.1 million, or 17.3%, to $20.8 million from $17.7 million for the year ended December 31, 2010. Revenues for this division increased year-over-year as a result of increased intercompany catalyst sales of $5.8 million and sales to a new automaker customer of $1.1 million, partially offset by decreased sales to an automotive manufacturer as a result of the earthquake and tsunami in Japan, another automaker accelerating the manufacture of a vehicle that required a catalyst product meeting a higher regulatory standard than the product currently supplied to the automaker by our Catalyst division and decreased sales of service parts and samples of $0.1 million

We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Cost of revenues

Cost of revenues increased by $7.9 million, or 22.0%, to $44.0 million for the year ended December 31, 2011 compared to $36.1 million for the year ended December 31, 2010. The primary reason for the increase in costs was higher product sales volume in our Heavy Duty Diesel Systems division.

Gross Profit

The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Year Ended December 31
	2011	% of Revenue (1)	2010	% of Revenue (1)	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$13.0	27.4%	$8.9	28.7%	$4.1	45.3%
Catalyst	4.9	23.7%	3.1	17.7%	1.8	57.1%
Intercompany elimination	(0.3)	—	—	—	(0.3)	—

Total gross profit	$17.6	28.5%	$12.0	25.0%	$5.6	46.1%

(1)	Division calculation based on division revenue. Total based on total revenue.

Gross profit for the year ended December 31, 2011 increased by $5.6 million, or 46.1%, to $17.6 million from $12.0 million for the year ended December 31, 2010. Gross margin increased to 28.5% for the year ended December 31, 2011 from 25.0% for the year ended December 31, 2010. The increase in gross profit was due to an increase in our Heavy Duty Diesel Systems division resulting from increased sales and increased margin in the Catalyst division.

The decrease in gross margin for our Heavy Duty Diesel Systems division is a result of product mix and discounting in the London Low Emission Zone and increases in platinum group metal prices in the first quarter of 2011 which were partially offset by price increases implemented during the second quarter and $0.4 million in royalty sales by CDTI’s legacy business. We anticipate that the gross margin in this business will continue to be adversely impacted by product mix and discounting in the London LEZ in the first quarter of 2012, thereafter improving as a result of improved product mix and higher volumes of sales as a result of the California Truck and Bus rules that are anticipated in the second half of the year (see “—Factors Affecting Future Results” above).

The increase in gross margin for our Catalyst division is a result of increased intercompany sales, sales to our new automaker customer at favorable margins and improved operating efficiencies, which were partially offset by reduced sales to our other automaker customers. Gross margins in this division are calculated on the total revenue of the division, including inter-company sales. Inter-company sales are eliminated in consolidation along with the cost of goods associated with these sales resulting in the full benefit of the gross profit on these sales to the business. As a result of anticipated shift in mix to products with higher pass through content at zero margin, we expect to see lower margins in this division in the first half of 2012 with margins comparable to 2011 in the second half of 2012 due to favorable product mix and volume (see “—Factors Affecting Future Results” above).

Operating Expenses

The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Year Ended December 31
	2011	% of Total Revenue	2010	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$16.7	27.1%	$11.8	24.6%	$4.9	40.9%
Research and development	7.4	12.0%	4.4	9.1%	3.0	69.4%
Recapitalization expenses	—	—	3.2	6.8%	(3.2)	(100.0)%
Gain on sale of intellectual property	—	—	(3.9)	(8.1)%	3.9	100.0%
Severance expense	—	—	0.3	0.5%	(0.3)	(100.0%)

Total operating expenses	$24.1	39.1%	$15.8	32.9%	$8.3	52.2%

For the year ended December 31, 2011, operating expenses increased by $8.3 million, or 52.2%, to $24.1 million from $15.8 million for the year ended December 31, 2010. The year ended December 31, 2010 includes a $3.9 million gain, which arose from the sale of specific three-way catalyst technology and intellectual property to

TKK, our partner in our Asian investment. Partially offsetting this gain in the year ended December 31, 2010 were $3.2 million of recapitalization expenses incurred for legal and professional fees paid directly related to the Merger and costs related to the Catalyst division restructuring. Included in operating expenses for the year ended December 31, 2011 were $0.9 million related to CDTI’s legacy business as a result of the Merger.

Selling, general and administrative expenses

For the year ended December 31, 2011, selling, general and administrative expenses increased by $4.9 million, or 40.9%, to $16.7 million from $11.8 million for the year ended December 31, 2010. The expense for the year ended December 31, 2011 includes $0.7 million related to CDTI’s legacy business, including $0.4 million of amortization of intangibles, subsequent to the Merger. The remaining increase is due to $2.0 million of expenses incurred in preparation for the London LEZ, $1.3 million of increased stock compensation expense related to stock options granted in the fourth quarter or 2010 and the first and fourth quarters of 2011 and to RSUs granted in the second and third quarters of 2011, $0.5 million in increased legal and professional costs associated with being a U.S. public company compared to the same period in 2010, unfavorable effect of fluctuations in foreign currency exchange rates related to the operation in Sweden and Canada of $0.1 million and other increases of $0.3 million. Selling, general and administrative expenses as a percentage of revenues increased to 27.1% in the year ended December 31, 2011 compared to 24.6% in the year ended December 31, 2010.

Research and development expenses

For the year ended December 31, 2011, research and development expenses increased by $3.0 million, or 69.4%, to $7.4 million from $4.4 million for the year ended December 31, 2010. The increase in research and development expenses was primarily attributable to product verifications and engineering of $0.9 million, $0.6 million of product engineering in London to support the LEZ, $0.4 million related to preparations for qualification of catalysts for use in our Heavy Duty Diesel Systems division and pre-production testing for a model year change-over expected in 2012, increased stock compensation expense of $0.2 million related to stock options and restricted share units granted in 2011, $0.2 million related to CDTI’s legacy business as a result of the Merger, $0.1 million of unfavorable foreign exchange in Canada and Sweden and $0.6 million of other increases. As a percentage of revenues, research and development expenses were 12.0% for the year ended December 31, 2011, compared to 9.1% in the year ended December 31, 2010.

Other expense, net

	Year Ended December 31
	2011	% of Total Revenue	2010	% of Total Revenue
	(Dollars in millions)
Interest expense	$(1.2)	(2.0)%	$(3.6)	(7.5)%
Gain (loss) on change in fair value of derivative financial instruments	1.1	1.8%	(1.2)	(2.5)%
Foreign currency exchange losses	(0.4)	(0.6)%	(0.9)	(1.8)%
All other, net	0.1	0.1%	0.2	0.4%

Total other expense, net	$(0.4)	(0.7)%	$(5.5)	(11.4)%

For the year ended December 31, 2011, we incurred interest expense of $1.2 million compared to $3.6 million in the year ended December 31, 2010. The year ended December 31, 2011 includes $75,000 in debt issuance costs related to the new FGI demand facility recognized as interest expense on inception of the agreement, which can be terminated at any time by FGI, and an additional $50,000 in debt issuance costs for legal and audit expenses reimbursed to FGI as part of the agreement. For additional information relating to the secured demand credit facility, see Note 10 to the condensed consolidated financial statements included elsewhere within this Annual Report on Form 10-K and “—Description of Indebtedness” below. The year ended December 31, 2011 also includes $0.1 million in amortization of debt discount and accretion of payment premium related to the 6% shareholder note payable issued in December 2010. The year ended December 31, 2010 includes $3.1 million in non-cash interest expense related to the secured convertible notes issued by CSI in June 2010. The secured convertible notes were converted to equity immediately prior to the Merger and are no longer outstanding. For additional information on the secured convertible notes, see “Description of Indebtedness-Secured Convertible Notes” below and Note 10 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K.

For the year ended December 31, 2011, there was $1.1 million in gains related to the change in fair value of liability classified common stock warrants issued in connection with the Merger compared to $0.8 million in expense for the year ended December 31, 2010. For more information relating to these warrants, see Note 12 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K. For the year ended December 31, 2010, there was $0.3 million in expense related to the change in fair value of derivative financial instruments issued in connection with the secured convertible notes.

Income taxes

For the year ended December 31, 2011, we had income tax expense from continuing operations of $0.3 million compared to $0.01 million for the year ended December 31, 2010. The primary reason for the increase is the improved profitability of our Heavy Duty Diesel Systems division’s international operations. We have no significant tax expense in our U.S.-based operations

Net loss

For the foregoing reasons, we had a net loss of $7.3 million for the year ended December 31, 2011 compared to a net loss of $8.3 million for the year ended December 31, 2010. Excluding a net loss of $0.1 million in 2011 and net income of $1.0 million in 2010 from discontinued operations, we had a net loss from continuing operations of $7.2 million for the year ended December 31, 2011 compared to a net loss from continuing operations of $9.3 million for the year ended December 31, 2010. We continue to have legal and other expenses related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 17 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K.

Liquidity and Capital Resources

Historically, the revenue that we generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses and negative cash flows from operations since inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales. At December 31, 2011, we had $3.0 million available under our FGI credit facility, subject to the availability of eligible accounts receivable and inventory balances for collateral. We can also sell up to $10.0 million in common stock to LPC under our purchase agreement with LPC. Assuming a purchase price of $4.45 per share (the closing sale price of our common stock on March 26, 2012) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to us would be $7.6 million. Due to improved financial performance and actions taken to improve our liquidity, including the availability with FGI and LPC, as discussed below, management believes that we will have access to sufficient working capital to sustain operations through at least the next twelve months. However, no assurances can be provided that we will have sufficient cash and credit to sustain operations or that we will, if necessary, be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Our stock price has been extremely volatile and there is no guarantee we will be able to obtain the funding from LPC at the level mentioned above. For example, our stock price at December 31, 2011 was $2.80 which would have limited our funding capacity from LPC to $4.8 million.

Although the Merger (which was completed on October 15, 2010) was initially anticipated to provide sufficient cash to the combined company, unforeseen delays in completing the Merger led to significantly higher transactional costs for both CDTI and CSI. In addition, the reduction in Catalyst sales discussed above under “—Factors Affecting Future Results” resulted in lower cash inflows than previously anticipated. Thus, our post-Merger company had less cash than we needed to incur the sales, marketing and product verification expenditures required to be made in advance of realizing the anticipated sales in the London LEZ as well as the expenditures needed to complete verification of certain products of our Catalyst division for use in the products of our Heavy Duty Diesel Systems division. We continued to work on improving our liquidity position and in February 2011 we entered into the FGI financing facility and repaid Fifth Third Bank, and in May 2011 we issued $3.0 million of our 8% subordinated convertible notes to a shareholder. Additionally, on June 28, 2011, we entered into an underwriting agreement with Roth Capital Partners, LLC, and on July 5, 2011, we closed a public offering in which we sold 3,053,750 shares and the selling stockholders sold 80,000 shares of our common stock (see “— Recent Development —Public Offering of Common Stock” above). We received $10.2 million in net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses.

We continue to pursue revenue generating opportunities relating to special government mandated retrofit programs in California and potentially others in various jurisdictions domestically and internationally. Opportunities such as these require cash investment in operating expenses and working capital such as inventory and receivables prior to realizing profits and cash from sales. To address the potential need for capital, on October 7, 2011, we signed a purchase agreement with LPC, together with a registration rights agreement, whereby LPC has agreed to purchase up to $10.0 million of our common stock over a 30-month period. The registration statement for 1,823,577 shares related to the transaction was declared effective by the SEC on December 5, 2011. Of the shares registered, 40,247 shares were issued to LPC as a commitment fee; 80,494 shares may be issued to LPC pro rata as up to $10,000,000 of our stock is purchased by LPC as an additional commitment fee; and 1,702,836 represent shares that we may sell to LPC under the Purchase Agreement. Accordingly, we have the right, in our sole discretion, over a 30-month period to sell shares of our common stock to LPC in amounts of up to $500,000 to up to $1,500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million (see “— Recent Developments —Common Stock Purchase Agreement with LPC” above). We expect to use the proceeds received under the Purchase Agreement for working capital and general corporate purposes.

Also, on February 16, 2012, we and Kanis S.A. agreed to amend the terms of our outstanding 8% subordinated convertible notes due 2016 to modify the early redemption date from November 11, 2012 to May 12, 2013. See “— Description of Indebtedness” below and Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We had $3.5 million in cash and cash equivalents at December 31, 2011 compared to $5.0 million in cash and cash equivalents at December 31, 2010, and total current liabilities of $15.8 million at December 31, 2011 compared to $14.8 million at December 31, 2010. As of December 31, 2011, we had an accumulated deficit of approximately $165.0 million compared to $157.7 million at December 31, 2010.

The following table summarizes our cash flows for the years ended December 31, 2011 and 2010.

	Year Ended December 31
	2011	2010	$ Change	% Change
	(Dollars in millions)
Cash (used in) provided by:
Operating activities	$(14.6)	$(4.3)	$(10.3)	NM
Investing activities	$(0.5)	$5.1	$(5.6)	(109.8)%
Financing activities	$13.8	$2.0	$11.8	NM

Cash used in operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters.

Cash used in operating activities in the year ended December 31, 2011 was $14.6 million, an increase of $10.3 million from the year ended December 31, 2010, when our operating activities used $4.3 million of cash. The increase in cash used in operations was due to a $13.7 million increase in cash used related to the change in net operating assets and liabilities partially offset by a $2.9 million decrease in net loss from continuing operations, after giving consideration to non-cash operating items as well as to a $0.5 million decrease in cash used related to discontinued operations in the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease in net loss from continuing operations was primarily due to an increase in product sales in the Heavy Duty Diesel Systems business partially offset by expenditures incurred in preparation for sales in the London LEZ and increased U.S. public company expenses. Non-cash operating items include depreciation and amortization, stock-based compensation, the change in valuation of liability-classified warrants, amortization of deferred financing costs, foreign exchange loss, deferred income taxes and non-cash interest expense for both periods and the gain on sale of intellectual property in the year ended December 31, 2010. Cash used related to the change in net operating assets and liabilities was $9.8 million in the year ended December 31, 2011 as compared to $3.9 million in cash provided from changes in net operating assets and liabilities in the year ended December 31, 2010. The increase in cash used in the year ended December 31, 2011 is due to a $9.5 million increase in cash used related to the change in accounts receivable due primarily to increased sales in our Heavy Duty Diesel Systems business and to a $7.1 million increase in cash used related to the change in inventories due to a build-up of inventory to support sales anticipated under the California Air Resources Board interim deadlines and due to the carryover of sales under the London LEZ into the first quarter of 2012. These increases were partially offset by a $2.2 million increase in cash provided related to the change in accounts payable related to the build-up of inventories as well as improved working capital management.

Cash (used in) provided by investing activities

Our cash flows from investing activities primarily relate to asset sales and acquisitions, our Asian investment as well as capital expenditures and other assets to support our growth plans.

Net cash used in investing activities was $0.5 million in the year ended December 31, 2011 compared to $5.1 million generated by investing activities in the year ended December 31, 2010. Cash used in investing activities in the year ended December 31, 2011 relates primarily to purchases of property and equipment. The year ended December 31, 2010 includes net cash acquired of $3.9 million related to the Merger with CDTI and $2.0 million received from the sale of intellectual property to TKK, our partner in our Asian investment, partially offset by an additional investment of $0.4 million made in the Asian investment and $0.4 million in purchases of property and equipment.

Cash provided by financing activities

Since inception, we have financed our net operating cash usage through a combination of financing activities such as issuance of equity or debt and investing activities such as sale of intellectual property or other assets. Changes in our cash flows from financing activities primarily relate to borrowings and payments under debt obligations.

Net cash provided by financing activities was $13.8 million in the year ended December 31, 2011, compared to cash provided of $2.0 million in the year ended December 31, 2010. Cash provided by financing in the year ended December 31, 2011 includes net proceeds of $10.2 million from the issuance of common stock in a public offering, $3.0 million on the issuance of secured convertible notes, $2.0 million in net borrowings under credit facilities and $0.4 million in proceeds from the exercise of common stock warrants, all of which were partially offset by $1.6 million payment of a settlement obligation pursuant to the October 20, 2010 settlement agreement and the payment of $0.2 million in debt issuance costs. Cash provided by financing in the year ended December 31, 2010 includes $4.0 million in proceeds from the issuance of the secured convertible notes, $1.5 million in proceeds from the shareholder loan and proceeds of $1.4 million received related to the exercise of warrants, partially offset by a $1.5 million payment pursuant to the October 20, 2010 settlement agreement, a net decrease of $3.0 million under the line of credit with Fifth Third Bank and the payment of $0.3 million in debt issuance costs.

Description of Indebtedness

Our outstanding borrowing at December 31, 2011 and December 31, 2010 are summarized as follows:

	December 31,
	2011	2010
	(Dollars in millions)
Line of credit	$4.5	$2.4
Loan from shareholder	1.5	1.4
8% subordinated convertible shareholder notes due 2016	3.0	—
Capital lease obligations	0.1	0.1

Total borrowings	$9.1	$3.9

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

Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow up to $1.0 million against eligible inventory subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. The interest rate on advances or borrowings under the FGI facility will be the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate” and was 7.50% at December 31, 2011. Any advances or borrowings under the FGI facility are due on demand. We also agreed to pay FGI collateral management fees of: 0.44% per month on the face amount of eligible receivables as to which advances have been made and 0.55% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI facility are less than $2.4 million, we agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which our advances or borrowings are less than the agreed $2.4 million minimum.

We account for the sale of accounts receivable under the FGI facility as a secured borrowing with a pledge of the subject receivables as collateral. At December 31, 2011, we had $4.6 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $3.5 million. At December 31, 2011, we also had $1.0 million in borrowings outstanding against eligible inventory. We were in compliance with the terms of the FGI Facility at December 31, 2011.

We paid FGI a onetime facility fee of $75,000 upon entry into the FGI facility, and agreed that we will pay a $150,000 termination fee if we terminate within the first 360 days ($76,000 if we terminate in the second 360 days). FGI may terminate the facility at any time.

For further information regarding our secured demand facility with FGI see Note 10 to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K.

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

8% Subordinated Convertible Notes Due 2016

On May 6, 2011, in a private placement pursuant to Regulation S, we issued to Kanis S.A $3.0 million aggregate principal amount of our subordinated convertible notes. The notes bear interest at a rate of 8% per annum, which is payable quarterly in arrears. The notes have a stated maturity of five years from the date of issuance. The original agreement allowed for the acceleration of the maturity of the notes if: (i) we were in breach of the notes or other agreements with Kanis S.A., or (ii) Kanis S.A. provided written notice, not less than 30 days prior to such date, that it elects to accelerate the maturity to a date not earlier than November 11, 2012. On February 16, 2012, the agreement was amended to modify the early redemption date from November 11, 2012 to May 12, 2013.

We may be required to redeem all or a portion of the notes at any time on or after May 12, 2013 on not less than 30 days prior written notice at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased plus any accrued but unpaid interest through the date of redemption. We also have the option to redeem the notes at any time at a price equal to 100% of the face amount plus accrued and unpaid interest through the date of redemption. There is no prepayment penalty. We used the net proceeds from the sale of the notes for general working capital purposes. The subordinated convertible notes are unsecured obligations and are subordinated to our existing and future secured indebtedness.

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

In connection with the amendment, we issued to Kanis S.A., warrants to acquire 5,000 shares of its common stock at $3.80 per share. The warrants are exercisable on or after August 16, 2014 and expire on the earlier of (x) August 16, 2017 and (y) that date that is 30 days after we give notice to the warrant holder that the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days, which 10 consecutive days commence on or after August 16, 2014. We did not receive any cash consideration for the issuance of the warrants, which were issued in connection with the amendment of the Notes. We relied on the private placement exemption provided by Regulation S.

For further information regarding our 8% subordinated convertible notes due 2016, see Note 10 to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K.

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

For more information relating to the Fifth Third credit facility, see Note 10 to our condensed consolidated financial statements included elsewhere in the Annual Report on Form 10-K.

Capital Expenditures

As of December 31, 2011, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of December 31, 2011 and 2010, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our investment in TCC (see Note 16 to the consolidated financial statements elsewhere in this Annual Report on Form 10-K), we had no material commitments other than the liabilities reflected in our consolidated financial statement included elsewhere in this Annual Report on Form 10-K).

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements,” located on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2011, we maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2011.

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

Information required by this item regarding our directors and executive officers will be set forth under the captions “Election of Directors,” “Directors and Executive Officers of Clean Diesel Technologies,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board,” “Audit Committee” and “Audit Committee Financial Experts” in our proxy statement related to the 2012 annual meeting of stockholders and is incorporated by reference. Information regarding our directors is available on our Internet site under “Investor Relations” as follows: http://www.cdti.com.

We have adopted a Code of Ethics and Business Conduct that applies to all employees, officers and directors, including the Chief Executive Officer and Chief Financial Officer. A copy of the code is available free of charge on written or telephone request to the Chief Financial Officer at 4567 Telephone Road, Suite 100, Ventura, California 93003 or +1 805 639 9458. The Code may also be viewed on our website under “Investor Relations” as follows: http://www.cdti.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be set forth under the caption “Executive Compensation,” “Director Compensation,” and “Compensation and Nominating Committee Interlocks and Insider Participation” in the proxy statement related to the 2012 annual meeting of stockholders and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth under the caption “Principal Stockholders and Stock Ownership of Management” and “Equity Compensation Plan Information” in the proxy statement related to the 2012 annual meeting of stockholders and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth under the captions “Compensation and Nominating Committee Interlocks and Insider Participation,” “Transactions with Related Parties” and “Director Independence” in the proxy statement related to the 2012 annual meeting of stockholders and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth under the caption “Audit Fees” in the proxy statement related to the 2012 annual meeting of stockholders and is incorporated by reference.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits and Financial Statement Schedules:

(1)	Financial Statements

See “Index to Financial Statements” located on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

Not applicable

(3)	Exhibits

See the exhibit index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.

March 29, 2012	By:	/s/ R. Craig Breese
Date		R. Craig Breese
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Clean Diesel Technologies, Inc. and in the capacities and on the date indicated have duly signed this report below.

/s/ R. Craig Breese	Chief Executive Officer and Director
R. Craig Breese	(Principal Executive Officer)

/s/ Nikhil A. Mehta	Chief Financial Officer
Nikhil A. Mehta	(Principal Financial Officer)

/s/ David E. Shea	Controller
David E. Shea	(Principal Accounting Officer)

/s/ Alexander (“Hap”) Ellis III	Chairman
Alexander (“Hap”) Ellis III

/s/ Charles F. Call	Vice Chairman
Charles F. Call

/s/ Bernard H. (“Bud”) Cherry	Director
Bernard H. (“Bud”) Cherry

/s/ Charles R. Engles, Ph.D.	Director
Charles R. Engles, Ph.D.

/s/ Derek R. Gray	Director
Derek R. Gray

/s/ Mungo Park	Director
Mungo Park

Dated: March 29, 2012

Clean Diesel Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Clean Diesel Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Clean Diesel Technologies, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California March 29, 2012

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,471	$5,007
Accounts receivable, less allowance for doubtful accounts of $323 and $280 at December 31, 2011 and 2010, respectively	11,695	5,475
Inventories	10,288	5,253
Prepaid expenses and other current assets	1,664	1,818

Total current assets	27,118	17,553
Property and equipment, net	2,649	2,884
Intangible assets, net	4,999	5,995
Goodwill	5,955	6,040
Other assets	394	246

Total assets	$41,115	$32,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,527	$2,431
Settlement obligation	—	1,575
Accounts payable	5,952	4,588
Warrant liability	100	1,238
Accrued expenses and other current liabilities	4,915	4,466
Income taxes payable	274	455

Total current liabilities	15,768	14,753
Shareholder notes payable	4,520	1,410
Capital lease obligation	17	46
Deferred tax liability	942	1,096

Total liabilities	21,247	17,305

Commitments and contingencies (Note 19)

Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 12,000,000; issued and outstanding 7,218,807 and 3,959,208 shares at December 31, 2011 and 2010, respectively	72	40
Additional paid-in capital	185,473	173,262
Accumulated other comprehensive loss	(716)	(239)
Accumulated deficit	(164,961)	(157,650)

Total stockholders’ equity	19,868	15,413

Total liabilities and stockholders’ equity	$41,115	$32,718

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010

Revenues	$61,607	$48,117
Cost of revenues	44,023	36,082

Gross profit	17,584	12,035

Operating expenses:
Selling, general and administrative (including stock-based compensation expense of $1,280 and $275)	16,699	11,853
Research and development (including stock-based compensation expense of $215 and $0)	7,408	4,373
Severance expense	—	261
Recapitalization expense	—	3,247
Gain on sale of intellectual property	—	(3,900)

Total operating expenses	24,107	15,834

Loss from operations	(6,523)	(3,799)

Other income (expense):
Interest income	17	4
Interest expense	(1,228)	(3,646)
Other income (expense), net	805	(1,821)

Total other expense	(406)	(5,463)

Loss from continuing operations before income taxes	(6,929)	(9,262)
Income tax expense from continuing operations	291	12

Net loss from continuing operations	(7,220)	(9,274)

Discontinued operations:
(Loss) income from operations of discontinued Energy Systems division	(89)	1,494
Income tax expense from discontinued operations	2	526

Net (loss) income from discontinued operations	(91)	968

Net loss	$(7,311)	$(8,306)

Basic and diluted (loss) income per share:
Net loss from continuing operations per share	$(1.30)	$(7.49)
Net (loss) income from discontinued operations per share	(0.01)	0.78

Net loss per share	$(1.31)	$(6.71)

Weighted-average number of common shares outstanding:
Basic and diluted	5,574	1,238

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income /(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	550	$6	$156,110	$(889)	$(149,344)	$5,883
Conversion of secured convertible notes	1,510	15	5,681			5,696
Beneficial conversion on secured convertible notes	—	—	1,342	—	—	1,342
Shares exchanged in reverse acquisition of CDTI	1,512	15	7,557	—	—	7,572
Issuance of shares and warrants in lieu of fees	217	2	1,257	—	—	1,259
Issuance of liability classified warrants	—	—	(426)	—	—	(426)
Issuance of warrants with shareholder note	—	—	90	—	—	90
Stock based compensation plans	—	—	275	—	—	275
Exercise of stock warrants	174	2	1,376	—	—	1,378
Restricted stock awards forfeited	(4)	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	(8,306)	(8,306)
Unrealized gain on foreign currency translation	—	—	—	650	—	650

Comprehensive loss						(7,656)

Balance at December 31, 2010	3,959	40	173,262	(239)	(157,650)	15,413
Proceeds from equity offering, net of costs of $1,271	3,054	31	10,150	—	—	10,181
Commitment shares issued to Lincoln Park Capital	40	—	134	—	—	134
Consultant stock based compensation expense	—	—	56	—	—	56
Stock based compensation plans	116	1	1,438	—	—	1,439
Exercise of stock warrants	50	—	433	—	—	433
Comprehensive loss:
Net loss	—	—	—	—	(7,311)	(7,311)
Unrealized loss on foreign currency translation	—	—	—	(477)		(477)

Comprehensive loss						(7,788)

Balance at December 31, 2011	7,219	$72	$185,473	$(716)	$(164,961)	$19,868

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,311)	$(8,306)
Loss (income) from discontinued operations	91	(968)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,748	1,286
Provision for (recovery of) doubtful accounts	45	(37)
Stock based compensation expense	1,495	275
Change in fair value of liability-classified warrants	(1,099)	810
Change in fair value of financial instruments	—	337
Beneficial conversion on convertible notes	—	1,342
Amortization of debt discount and accretion of debt payment premium	110	1,359
Amortization of debt issuance costs	125	272
Loss on foreign currency transactions	297	530
(Gain) loss on unconsolidated affiliate	(60)	19
Deferred income taxes	(134)	(686)
(Gain) loss on disposal of property and equipment	(24)	60
Gain on sale of intellectual property	—	(3,900)
Changes in operating assets and liabilities:
Accounts receivable	(6,532)	3,008
Inventories	(5,232)	1,841
Prepaid expenses and other assets	82	820
Accounts payable	1,458	(788)
Income taxes payable	(117)	(768)
Accrued expenses and other current liabilities	505	(181)

Cash used in operating activities of continuing operations	(14,553)	(3,675)
Cash used in operating activities of discontinued operations	(70)	(589)

Net cash used in operating activities	(14,623)	(4,264)

Cash flows from investing activities:
Cash acquired in merger with Clean Diesel Technologies, Inc.	—	3,916
Purchases of property and equipment	(619)	(422)
Investment in unconsolidated affiliate	51	(413)
Proceeds from sale of property and equipment	37	—
Proceeds from sale of intellectual property	—	2,000

Net cash (used in) provided by investing activities	(531)	5,081

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010
Cash flows from financing activities:
Net borrowings under demand line of credit	4,527	—
Borrowings under line of credit	—	1,057
Repayment of line of credit	(2,540)	(4,140)
Proceeds from issuance of debt	—	5,500
Proceeds from issuance of shareholder notes payable	3,000	—
Proceeds from issuance of common stock	10,181	—
Proceeds from exercise of warrants	394	1,378
Repayment of long-term debt	—	(1,500)
Payment of settlement obligation	(1,575)	—
Repayment of capital lease obligations	(29)	(30)
Payments for debt issuance costs	(165)	(272)

Net cash provided by financing activities	13,793	1,993

Effect of exchange rate changes on cash	(175)	(139)

Net change in cash and cash equivalents	(1,536)	2,671
Cash and cash equivalents at beginning of the year	5,007	2,336

Cash and cash equivalents at end of the year	$3,471	$5,007

Supplemental disclosures:
Cash paid for interest	$1,017	$473
Cash paid for income taxes	$181	$1,500

Noncash investing and financing activities:
Convertible notes converted into common stock	—	$5,696
Fair value of CDTI merger consideration, net of cash acquired	—	$3,656
Liabilities settled in common stock and warrants	—	$1,259
Settlement obligation incurred in settlement of long-term debt	—	$1,575

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

1.	Organization

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

c. Liquidity

The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $165.0 million at December 31, 2011. The Company has funded its operations through equity sales, debt and bank borrowings.

On February 14, 2011, the Company and certain of its subsidiaries entered into separate Sale and Security Agreements with Faunus Group International, Inc. (“FGI”) to provide for a $7.5 million secured demand facility backed by the Company’s receivables and inventory. On February 16, 2011, approximately $2.1 million of proceeds from advances under this facility were used to pay in full the balance of the obligations under CSI’s credit facility with Fifth Third Bank. Amounts outstanding under the FGI facility, totaling $4.5 million at December 31, 2011, are due on demand and, therefore, are classified as current liabilities in the accompanying condensed consolidated balance sheet.

On April 11, 2011, the Company entered into a Subordinated Convertible Notes Commitment Letter with Kanis S.A., a shareholder of the Company, that provides for the sale and issuance by the Company of 8% subordinated convertible notes (the “Notes”). As provided in the Commitment Letter, on May 6, 2011 Kanis S.A. acquired from the Company at par, $3.0 million aggregate principal amount of the Notes. The Notes bear interest at a rate of 8% per annum, which is payable quarterly in arrears. See Note 10.

On July 9, 2011, the Company received net proceeds of approximately $10.2 million through a public offering of common stock. See Note 11.

On October 7, 2011, the Company signed a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), together with a registration rights agreement, whereby LPC has agreed to purchase up to $10.0 million of the Company’s common stock over a 30-month period (the “Purchase Agreement” and “Registration Rights Agreement,” respectively). Under the Purchase agreement, the Company has the right, in its sole discretion, over a 30-month period to sell shares of its common stock to LPC in amounts of up to $500,000 to up to $1,500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million. The Company currently has registered 1,702,836 shares that it can sell to LPC under the Purchase Agreement.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Also, on February 16, 2012, the Company and Kanis S.A. agreed to amend the terms of our outstanding 8% subordinated convertible notes due 2016 to modify the early redemption date from November 11, 2012 to May 12, 2013. See Note 10.

At December 31, 2011, the Company had $3.5 million in cash. Management believes that the Company will have access to sufficient working capital to sustain operations through at least the next twelve months. However, there is no assurance that, if necessary, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity.

2.	Summary of Significant Accounting Policies

a. Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

b. Concentration of Risk

For the periods presented below, certain customers accounted for 10% or more of the Company’s revenues as follows:

	Years Ended December 31,
Customer	2011	2010
A	19%	22%
B	1%	10%

The customers above are automotive OEMs and relate to sales within the Catalyst segment. The March 2011 earthquake and resulting tsunami in Japan caused a disruption to automotive production which temporarily impacted Customer A.

For the periods presented below, certain customers accounted for 10% or more of the Company’s accounts receivable balance as follows:

	December 31,
Customer	2011	2010
A	10%	16%
B	4%	14%
C	11%	6%
D	14%	2%

Customer A above is an automotive OEM, customers B and C are diesel distributors and customer D is a diesel systems installer.

For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

	Years Ended December 31,
Vendor	2011	2010
A	17%	22%
B	7%	10%
C	8%	11%
D	11%	6%

Vendor A above is a catalyst supplier, vendor B is a precious metals supplier and vendors C and D are substrate suppliers.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

c. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant judgments are made include but are not limited to the following: business combination accounting, impairment of goodwill and long-lived assets, stock-based compensation, the fair value of financial instruments including warrants, allowance for doubtful accounts, inventory valuation, taxes and contingent and accrued liabilities. Actual results could differ from those estimates. These estimates and assumptions are based on management’s best estimates and judgment. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which it believes to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

d. Cash and Cash Equivalents

Cash and cash equivalents of $3.5 million and $5.0 million at December 31, 2011 and 2010, respectively, consist of cash balances and money market mutual funds. For purposes of the consolidated statements of cash flows, the Company considers the money market funds and all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

e. Accounts Receivable

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

f. Inventories

Inventories are stated at the lower of cost (FIFO method) or market (net realizable value). Finished goods inventory includes materials, labor and manufacturing overhead. The Company’s inventory includes precious metals (platinum, palladium and rhodium) for use in the manufacturing of catalysts. The precious metals are valued at the lower of cost or market, consistent with the Company’s other inventory. Included in raw material at December 31, 2011 and 2010 are precious metals of $0.6 million and $0.4 million, respectively.

g. Property and Equipment

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

When an asset is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Repairs and maintenance are charged to expense as incurred and major replacements or betterments are capitalized. The Company records depreciation expense in the expense category that primarily utilizes the associated fixed asset. The depreciation of manufacturing and distribution assets is included within cost of revenues, research and development assets are included in research and development expense and assets related to selling, general and administrative activities are included in selling, general and administrative expense. Property and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset. Total depreciation for continuing operations for the years ended December 31, 2011 and 2010 was $0.8 million and $0.7 million, respectively.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

h. Goodwill

Goodwill is recognized as the excess cost of an acquired entity over the estimated fair value of the net identified tangible and intangible assets acquired and is recorded in the reporting unit (operating segment or one level below an operating segment) that is expected to benefit from the business combination. Goodwill is not amortized, but rather tested for impairment at the reporting unit level on an annual basis or more often whenever events or circumstances occur that indicate that goodwill might be impaired. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.

i. Intangible Assets

Intangible assets are carried at cost, less accumulated amortization. Amortization is computed on a straight-line or accelerated basis over the estimated useful lives of the respective assets, ranging from 1 to 20 years. Intangible assets consist of trade names, acquired patents and technology, and customer relationships.

j. Long Lived Assets

Assets such as property and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

k. Warrants and Derivative Liabilities

The Company accounts for the issuance of Company derivative equity instruments in accordance with Accounting Standards Codification (ASC) 815-40 “Derivatives and Hedging.” The Company reviews common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date based upon the characteristics and provisions of each particular instrument and classifies them on the balance sheet as:

a)	Equity if they (i) require physical settlement or net-share settlement, or (ii) give the Company a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement), or as

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

l. Income Taxes

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

m. Revenue Recognition

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

n. Cost of Revenue

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

o. Selling, General and Administrative Expense

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

p. Research and Development

Research and development costs are generally expensed as incurred. These expenses include the salary and benefits for the research and development staff as well as travel, research materials, testing and legal expense related to patenting intellectual property. Also included is any depreciation related to assets utilized in the development of new products.

q. Recapitalization Expense

Recapitalization expense consists primarily of the expense for legal, accounting and other advisory professional services related to the Company’s efforts in 2010 to explore strategic opportunities and include such costs related to the Merger with Clean Diesel.

r. Stock Compensation

The Company recognizes compensation expense ratably over the vesting period based on the estimated grant date fair value method using the Black-Scholes option-valuation model. The Company’s Plan allows for the grant of awards with market conditions. These awards are valued using a Monte Carlo univariate options pricing model.

s. Foreign Currency

The functional currency of the Heavy Duty Diesel Systems division’s Engine Control Systems Limited subsidiary in Canada is the Canadian Dollar, while that of its subsidiary Engine Control Systems Europe AB in Sweden is the Swedish Krona and the division’s Clean Diesel Technologies Limited UK subsidiary, is the British pound sterling. The functional currency of the Catalyst division’s Japanese branch office and Asian joint venture is the Japanese Yen. Assets and liabilities of the foreign locations are translated into U.S. dollars at period-end exchange rates. Revenue and expense accounts are translated at the average exchange rates for the period. The resulting adjustments are charged or credited directly to accumulated other comprehensive loss within Stockholders’ Equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term-investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in cumulative translation adjustment in shareholders’ equity.

The Company has exposure to multiple currencies. The primary exposure is between the U.S. dollar, the Canadian dollar, the Euro, British pounds sterling and Swedish Krona. All realized and unrealized transaction adjustments are included in other income (expense). The Company recorded foreign exchange losses of $0.4 million and $0.9 million in the years ended December 31, 2011 and 2010, respectively, included in other expense on the accompanying Consolidated Statements of Operations.

t. Net Loss per Share

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Diluted net loss per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred net losses in the years ended December 31, 2011 and 2010, the effect of potentially dilutive securities has been excluded in the computation of net loss per share and net loss from continuing operations per share as their impact would be anti-dilutive. Potential common stock equivalents excluded consist of the following (in thousands):

	Years Ended December 31,
	2011	2010
Common stock options	302	152
RSUs	25	—
Warrants	930	943
Convertible notes	370	—

Total	1,627	1,095

u. Accounting Changes

In December 2010, the FASB issued ASU 2010-28, Intangibles —Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28 ) to clarify when testing for goodwill impairment is required. The modifications clarify that when the carrying amount of a reporting unit is zero or negative, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The modifications are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption was not permitted. The adoption of this accounting update did not have an impact on the Company’s financial statements as of the adoption date.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted the guidance effective October 31, 2011 and incorporated the guidance in its annual goodwill impairment test. In accordance with ASU No. 2011-08, the Company’s impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the prior year fair value calculation, the movement of the Company’s share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. During the qualitative assessment of the Company’s fiscal 2011 annual goodwill impairment test, management concluded it was more likely than not that the fair value of its Engine Control Systems reporting unit exceeded its carrying value. However, given the decrease in the Company’s share price and market capitalization since the prior year analysis, management decided to perform step 1 of the goodwill impairment test as of our annual impairment testing date of October 31, 2011.

v. Fair Value of Financial Instruments

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to their variable interest rates. The fair value of long-term debt is approximately $4.5 million at December 31, 2011 based on estimated rates currently available to the Company. To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value.

See Note 12 regarding the fair value of the Company’s warrants.

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

Purchase consideration includes 1,511,621 shares of CDTI common stock with a fair value of $4.90 per share based on the closing price on NASDAQ on October 15, 2010. The fair value of warrants to purchase a total of 166,666 shares of CDTI common stock with a strike price of $7.92 per share issued to accredited investors is $0.93 per warrant. The fair value of warrants to purchase 14,863 shares of CDTI common stock with a strike price of $10.09 per share issued to CDTI’s investment advisor is $0.71 per warrant. The warrants include a provision that they expire 30 days after a period where the market value of one share of CDTI common stock has exceeded 130% of the warrant exercise price for 10 consecutive days. See Notes 12 and 13 regarding the fair value of warrants and stock options included in purchase consideration.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

The Company finalized the purchase accounting for the business combination during the third quarter of 2011 resulting in decreases of $1.4 million in identifiable intangible assets and $0.1 million in current assets acquired with a corresponding increase of $1.5 million in goodwill. The decrease in intangible assets resulted from the finalization of the valuation report from a third-party valuation expert assisting the Company in valuing the intangible assets. Changes during the measurement period resulting from the finalization of the purchase price allocation have been reflected retrospectively in the period in which the business combination occurred. As such, the 2010 amounts included in these consolidated financial statements reflect the adjustments discussed above as well as a $0.1 million decrease in amortization expense related to the decrease in identifiable intangible assets.

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

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of goodwill represents the value the Company expects to be created by combining the various operations of CDTI with the Company’s operations, including providing manufacturing, regulatory expertise and North American distribution for CDTI products and technologies and providing a stronger distribution capability for the Company’s products in Europe and Asia. CDTI’s goodwill is included in the Heavy Duty Diesel Systems segment. The goodwill recorded in the CDTI acquisition is not deductible for tax purposes.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Supplemental Pro Forma Clean Diesel Technologies, Inc. for Business Combination

The following pro forma combined financial information shows the Company’s revenue and earnings for the year ended December 31, 2010 as if the Merger had been completed on January 1, 2010 (in thousands):

Revenues	$49,732
Net loss from continuing operations	$(13,662)

The pro forma Combined Clean Diesel Technologies, Inc. net loss includes the elimination of historical CDTI depreciation and amortization and the addition of the amortization of the intangible assets acquired under the pro forma purchase accounting above. The pro forma financial information does not reflect revenue opportunities and cost savings which the Company expects to realize as a result of the acquisition of CDTI or estimates of charges related to the integration activity. The pro forma results also include $5.4 million of acquisition related costs incurred by the Company and CDTI. The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company been combined for the specified periods.

4.	Inventories

Inventories at December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$4,135	$1,837
Work in progress	3,790	958
Finished goods	2,363	2,458

	$10,288	$5,253

5.	Property and Equipment

Property and equipment at December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010
Buildings and land	$825	$837
Furniture and fixtures	2,387	2,428
Computer hardware and software	1,456	1,415
Machinery and equipment	12,182	11,990
Vehicles	33	16

	16,883	16,686
Less accumulated depreciation	(14,234)	(13,802)

	$2,649	$2,884

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

6.	Goodwill and Intangible Assets

Goodwill

The Company’s Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, has all of the Company’s allocated goodwill. The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

Balance at December 31, 2009	$4,223
Acquisition of CDTI (1)	1,615
Effect of translation adjustment	202

Balance at December 31, 2010	6,040
Effect of translation adjustment	(85)

Balance at December 31, 2011	$5,955

(1)	Reflects the impact of measurement period adjustments (see Note 3).

The Company performed the annual assessment of goodwill as of October 31, 2011. During its 2011 annual impairment assessment, the Company early adopted the provisions of ASU No. 2011-08, which gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company’s October 31, 2011 impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the prior year fair value calculation, the movement of the Company’s share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. During the qualitative assessment of the Company’s fiscal 2011 annual goodwill impairment test, management concluded it was more likely than not that the fair value of its Engine Control Systems reporting unit exceeded its carrying value. However, given the decrease in the Company’s share price and market capitalization since the prior year analysis, management decided to perform step 1 of the goodwill impairment test as of our annual impairment testing date of October 31, 2011. Based on this assessment, the Company performed Step I of the annual impairment test and it was determined that the fair value of the Company’s reporting unit (as determined using income and market approaches) was greater than the carrying amount of the respective reporting unit, including goodwill, by 69% and Step II of the annual impairment test was not necessary; therefore, there was no impairment to the carrying amount of the reporting unit’s goodwill.

Goodwill impairment testing requires the Company to estimate the fair value of its reporting unit. The Company’s estimate of fair value of its reporting unit involves level 3 inputs. The estimated fair value of the Engine Control Systems reporting unit was derived using both income and market approach models that utilize significant unobservable inputs including expected cash flows and discount rates. We utilized a weighting of 40% and 60% between the market and income approaches, respectively. Significant assumptions used in deriving the fair value of the reporting unit under the income approach included: annual revenue growth over the next five years ranging from -34.9% to 77.9%, long-term revenue growth of 3% and a discount rate of 21.5%. Significant assumptions used in deriving the fair value of the reporting unit under the market approach included: average multiples of 0.75 times on revenue and 6.00 times on EBITDA. The discount rate of 21.5% was developed based on a weighted cost of capital (WACC) analysis. Within the WACC analysis, the cost of equity assumption was developed using the Capital Asset Pricing Model (CAPM). The inputs in both the CAPM and the cost of debt assumption utilized in the WACC were developed for the Engine Control Systems business reporting unit using data from comparable companies. In addition, the Company considered the overall fair values of its reporting units as compared to the market capitalization of the Company. The Company determined that no goodwill impairment existed as of October 31, 2011 nor any subsequent events through December 31, 2011 triggered additional impairment testing; however, it is reasonably possible that future impairment tests may result in a different conclusion for the goodwill of the Engine Control Systems reporting unit. The estimate of fair value of the reporting units is sensitive to certain factors including but not limited to the following: movements in the Company’s share price, changes in discount rates and its cost of capital, growth of the reporting unit’s revenue, cost structure of the reporting unit, successful completion of research and development and customer acceptance of new products, expected changes in emissions regulations and approval of the reporting unit’s product by regulatory agencies.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Intangible Assets

Intangible assets as of December 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

		December 31,
	Useful Life in Years	2011	2010 (1)
Trade name	15 – 20	$1,387	$1,402
Patents and know-how	5 – 12	4,987	5,060
Backlog	1	—	220
Customer relationships	4 – 8	1,236	1,254

		7,610	7,936
Less accumulated amortization		(2,611)	(1,941)

		$4,999	$5,995

(1)	Reflects the impact of measurement period adjustments (see Note 3).

The Company recorded amortization expense of $0.9 million and $0.6 million related to amortizable intangible assets during the years ended December 31, 2011 and 2010, respectively.

Estimated amortization expense for existing intangible assets for each of the next five years is as follows (in thousands):

Years ending December 31:
2012	$697
2013	697
2014	697
2015	692
2016	543

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2011 and 2010 consist of the following (in thousands):

	December 31,
	2011	2010
Accrued salaries and benefits	$1,486	$1,515
Sales tax payable	566	218
Accrued professional and consulting fees	52	750
Accrued severance	—	258
Accrued warranty	645	466
Deferred revenue	650	—
Liability for consigned precious metals	652	469
Other	864	790

	$4,915	$4,466

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

8.	Severance Charges

The Company has taken actions to reduce its cost base beginning in 2008 and continuing through 2010. As a result of these actions, the Company has accrued severance costs, which are included in accrued expenses on the accompanying consolidated balance sheets, as follows (in thousands):

	Years Ended December 31,
	2011	2010
Balance at beginning of year	$258	$670
Accrued severance expense	—	261
Paid severance expense	(258)	(673)

Balance at end of year	$—	$258

9.	Accrued Warranty

The Company accrues warranty upon shipment of its products. Accrued warranties are included in accrued expenses on the accompanying consolidated balance sheets. The accrued warranty is as follows (in thousands):

	Years Ended December 31,
	2011	2010
Balance at beginning of year	$466	$371
Accrued warranty expense	517	241
Warranty claims paid	(330)	(164)
Translation adjustment	(8)	18

Balance at end of year	$645	$466

10.	Debt

Long-term debt at December 31, 2011 and December 31, 2010 consists of the following (in thousands):

	December 31,
	2011	2010
Line of credit	$4,527	$2,431
6% shareholder note payable due 2013	1,520	1,410
8% subordinated convertible shareholder notes due 2016	3,000	—
Capital lease obligation	17	46

	9,064	3,887
Less current portion	(4,527)	(2,431)

	$4,537	$1,456

Annual scheduled principal payments of long-term debt based on earliest redemption date are $4.5 million for each of the years ended December 31, 2012 and 2013, respectively.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Secured Demand Facility with FGI

On February 14, 2011, Clean Diesel Technologies, Inc. entered into Sale and Security Agreements with FGI to provide for a $7.5 million secured demand facility backed by its receivables and inventory (the “FGI Facility”). The FGI Facility has an initial two-year term and may be extended at the Company’s option for additional one-year terms. In addition, the following subsidiaries entered into Sale and Security Agreements with FGI: Catalytic Solutions, Inc., Engine Control Systems Limited, Engine Control Systems Ltd. and Clean Diesel International, LLC (the “Credit Subsidiaries”). Clean Diesel Technologies, Inc. and the Credit Subsidiaries also entered into guarantees to guarantee the performance of the others of their obligations under the Sale and Security Agreements. The Company also granted FGI a first lien collateral interest in substantially all of its assets.

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

The interest rate on advances or borrowings under the FGI Facility will be the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate” and was 7.50% at December 31, 2011. Any advances or borrowings under the FGI Facility are due on demand. The Company also agreed to pay FGI collateral management fees of: 0.44% per month on the face amount of eligible receivables as to which advances have been made and 0.55% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

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

The Company accounts for the sale of accounts receivable under the FGI Facility as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with ASC 860, “Transfers and Servicing.” At December 31, 2011, the Company had $4.6 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $3.5 million. At December 31, 2011, the Company also had $1.0 million in borrowings outstanding against eligible inventory.

Consideration Payable and Settlement Obligation

At December 31, 2009, the Company had $3.0 million of consideration due to the seller as part of the Applied Utility Systems acquisition. The consideration was originally due August 28, 2009 and accrued interest at 5.36%. On October 20, 2010, the Company entered into a comprehensive agreement with the seller to end all outstanding litigation and arbitration claims and other disputes between the parties relating to the agreements entered into in connection with its purchase of Applied Utility Systems assets in August 2006 (the “Settlement Agreement”). As contemplated by the Settlement Agreement, on October 22, 2010, the Company paid $1.5 million to the seller as consideration for the settlement. The Company also agreed to pay up to an additional $2.0 million to the seller in eight equal installments through the period ending September 30, 2012. On January 4, 2011, using proceeds of the shareholder loan referred to below and cash on hand, the Company paid the seller $1.6 million as satisfaction in full of its obligation. This $1.6 million was a settlement obligation and was therefore reclassified out of debt into current liabilities at December 31, 2010.

Secured Convertible Notes Payable

On June 2, 2010, the Company entered into an agreement with a group of accredited investors providing for the sale of $4.0 million of secured convertible notes (the “Secured Convertible Notes”). The Secured Convertible Notes, as amended, bore interest at a rate of 8% per annum and were to mature on August 2, 2010. As agreed, $2.0 million of the Secured Convertible Notes were issued in four equal installments ($0.5 million on each of June 2, 2010, June 8, 2010, June 28, 2010 and July 12, 2010), with the remaining $2.0 million issued on October 15, 2010. The $4.0 million

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

of Secured Convertible Notes were converted into newly created “Class B” common stock of CSI immediately prior to the Merger such that at the effective time of the Merger, this group of accredited investors received approximately 66.0066% of the Company’s outstanding common stock on a fully diluted basis. Each share of CSI’s Class B common stock was exchanged for 0.010039 shares of CDTI common stock whereas each share of the CSI’s Class A common stock was exchanged for 0.007888 shares of CDTI common stock and warrants to purchase 0.006454 shares of CDTI common stock.

If the Merger was not completed by August 2, 2010, the Secured Convertible Notes required repayment of principal, including any interest, and an additional payment premium of two times (2X) the outstanding principal amount. The Company did not repay the Secured Convertible Notes or consummate the Merger prior to the August 2, 2010 maturity date or within the subsequent 10-day grace period. The noteholders agreed to forbear from exercising their rights or remedies with respect to the default under the terms of the Secured Convertible Notes until October 15, 2010, per the Forbearance Letter Agreement, including any interest and additional payment premium of two times (2x) the outstanding principal amount and the interest rate increase from 8.0% to 15.0%, and agreed that the payment premium would be extinguished in the event that the Secured Convertible Notes were converted and the Merger occurred by October 15, 2010.

The Secured Convertible Notes contained two embedded financial instruments that required separate accounting at fair value: the premium redemption feature related to the 2x premium and the contingent equity forward related to the future funding commitment. The estimate of fair value of such financial instruments involves unobservable inputs that are considered Level 3 inputs.

For the $2.0 million in Secured Convertible Notes issued through December 31, 2010, the premium redemption instrument had an initial value upon issuance of $0.7 million and represents the fair value of the additional penalty premium of two times (2x) the outstanding principal amount plus the default interest that is due if the Secured Convertible Notes are in default since the interest rate will increases from 8.0% to 15.0%. This instrument is considered a put option, as subsequent to August 2, 2010, the noteholders had the option of demanding payment or providing additional time extensions. The fair value of the premium redemption instrument was estimated by calculating the present value of $4.0 million plus accrued interest, based on an assumed payment date (eleven months after default date) using a high yield discount rate of 17%, multiplied by an estimated probability of its exercise.

The contingent equity forward had an initial value upon issuance of $0.7 million and represents the fair value of the additional $2.0 million that the investors had committed to fund immediately prior to the closing of the Merger. It is considered a commitment to purchase equity since the funding would only occur from the same events that will cause the Secured Convertible Notes to automatically convert to equity. The fair value is estimated based on the intrinsic value of the forward discounted at a risk free rate multiplied by the estimated probability that the forward will fund.

The initial value of the embedded financial instruments was recorded as a discount to the face value of the Secured Convertible Notes and was amortized to interest expense using the effective interest method through the original maturity date of the Secured Convertible Notes, which was August 2, 2010. Since the Secured Convertible Notes were converted to common stock on October 15, 2010, the premium redemption instrument expired unexercised, resulting in gain of $0.7 million, representing the difference between the initial proceeds allocated to the instrument and its ultimate fair value of zero. During the year ended December 31, 2010, the Company recognized a loss of $1.0 million related to the contingent equity forward, which reflects the difference between the intrinsic value on the settlement date of $1.7 million and the initial proceeds allocated to the instrument of $0.7 million. The net loss on the two instruments of $0.3 million for the year ended December 31, 2010 is recorded in other expense in the accompanying statement of operations.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

In connection with the loan, the Company issued warrants to acquire 25,000 shares of its common stock at $10.40 per share. The relative estimated fair value of such warrants represents a discount from the face amount of the loan and has been recorded as a discount from the loan amount. The discount is being amortized using the effective interest method over the term of the loan. See Note 12 below for information on valuation of the warrants.

8% Subordinated Convertible Shareholder Notes Due 2016

On April 11, 2011, the Company entered into a Subordinated Convertible Notes Commitment Letter with Kanis S.A. that provides for the sale and issuance by the Company of 8% subordinated convertible notes (the “Notes”). As provided in the Commitment Letter, on May 6, 2011 Kanis S.A. purchased from the Company at par $3.0 million aggregate principal amount of the Notes, which bear interest at a rate of 8% per annum, payable quarterly in arrears.

The Notes have a stated maturity of five years from the date of issuance. The original agreement allowed for the acceleration of the maturity of the notes if: (i) the Company was in breach of the notes or other agreements with Kanis S.A., or (ii) Kanis S.A. provided written notice, not less than 30 days prior to such date, that it elects to accelerate the maturity to a date not earlier than November 11, 2012. On February 16, 2012, the Company and Kanis S.A. agreed to amend the terms of the Notes to modify the early redemption date from November 11, 2012 to May 12, 2013.

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

The outstanding principal balance of, plus accrued and unpaid interest on, the Notes are convertible subject to limitation at the option of Kanis S.A. at anytime upon written notice given not less than 75 calendar days prior to the date of conversion into shares of the Company’s common stock, $0.01 par value at an initial conversion price equal to $7.044 per share, which is equal to 120% of the consolidated closing bid price per share of the Company’s common stock on April 8, 2011. The Company cannot effect any conversion of the Notes, and Kanis S.A. cannot convert any portion of the Notes, to the extent that after giving effect to such conversion, the aggregate number of shares of Company common stock issued upon conversion would exceed 369,853 shares.

In connection with the amendment, on February 16, 2012, the Company issued to Kanis S.A., warrants to acquire 5,000 shares of its common stock at $3.80 per share. The warrants are exercisable on or after August 16, 2014 and expire on the earlier of (x) August 16, 2017 and (y) that date that is 30 days after the Company gives notice to the warrant holder that the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days, which 10 consecutive days commence on or after August 16, 2014. The Company did not receive any cash consideration for the issuance of the warrants, which were issued in connection with the amendment of the Notes. The Company relied on the private placement exemption provided by Regulation S.

11.	Stockholders’ Equity

As of December 31, 2011, the Company has 12.1 million shares authorized, 12 million shares of which are $0.01 par value common stock and 100,000 of which are $0.01 par value preferred stock.

The Company’s common stock share activity for the years ended December 31, 2011 and 2010 is as follows:

Balance at December 31, 2009	550,189
Issuance for Directors’ Fees	50,968
Issuance on conversion of Secured Convertible Notes	1,510,189
Merger with CDTI	1,511,621
Issuance for financial advisor fees	166,666
Stock warrants exercised	174,019
Restricted stock awards forfeited	(4,444)

Balance at December 31, 2010	3,959,208
Issuance in public offering	3,053,750
Stock warrants exercised	49,779
Issuance of commitment shares to LPC	40,247
Issuance on vesting of RSUs	115,823

Balance at December 31, 2011	7,218,807

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

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

In 2011, the Company issued an aggregate 49,779 shares of common stock related to the exercise of warrants originally issued to CSI’s Class A shareholders in the Merger. The Company received cash proceeds of $0.4 million related to these exercises.

Public Offering of Common Stock

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

Common Stock Purchase Agreement with LPC

On October 7, 2011, the Company signed a Purchase Agreement with LPC, together with a Registration Rights Agreement, whereby LPC has agreed to purchase up to $10 million of the Company’s common stock over a 30-month period. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the SEC on October 13, 2011 covering 1,823,577 shares that have been issued or may be issued to LPC under the Purchase Agreement. Of the shares registered, 40,247 shares were issued to LPC as a commitment fee; 80,494 shares may be issued to LPC pro rata as up to $10,000,000 of our stock is purchased by LPC as an additional commitment fee; and 1,702,836 represent shares that the Company may sell to LPC under the Purchase Agreement. The registration statement related to the transaction was declared effective by the SEC on December 5, 2011. Accordingly, the Company has the right, in its sole discretion, over a 30-month period to sell shares of its common stock to LPC in amounts of up to $500,000 to up to $1,500,000 per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10 million.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

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

LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock. In consideration for entering into the Purchase Agreement, on October 7, 2011, the Company issued to LPC 40,247 shares of common stock as an initial commitment fee. The fair value of the initial commitment shares of $0.1 million is recorded as a deferred charge in other assets in the accompanying balance sheet at December 31, 2011 and will be amortized into equity over the usage of the equity line. The Company is required to issue up to 80,494 shares of common stock pro rata as LPC purchases the $10 million of its common stock over the 30-month period. The Company may terminate the Purchase Agreement at any time at its discretion without any cost or penalty. The proceeds received by the Company under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

12.	Warrants

Warrant activity for the years ended December 31, 2011 and 2010 is summarized as follows:

	Shares	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2009	34,740	$122.53	$2.80 - $211.73
Merger with CDTI	248,090	$24.47	$7.92 - $98.70
Warrants issued	836,847	$7.92	$7.92
Warrants exercised	(174,019)	$7.92	$7.92
Warrants expired / forfeited	(2,788)	$76.05	$60.00 - $211.73

Outstanding at December 31, 2010	942,870	$16.36	$2.80 - $169.47
Warrants issued	61,076	$4.50	$4.50
Warrants exercised	(49,779)	$7.92	$7.92
Warrants expired / forfeited	(24,253)	$50.95	$50.63 - $60.00

Outstanding at December 31, 2011	929,914	$15.13	$2.80 - $169.47

Warrants exercisable at year-end	904,914	$15.26	$2.80 - $169.47

The Company had warrants outstanding to purchase 9,859 shares of common stock with an exercise price of $2.80 which were issued in June 2008 to Cycad Group, LLC (“Cycad Warrant”) as part of the consideration for a debt facility. The Cycad warrant expires on October 1, 2014. The Company had warrants outstanding to purchase 24,586 shares of common stock with an exercise price of $169.47 which were issued in December 2007 to Capital Works, LLC (“Capital Works Warrant”) as part of the consideration to acquire Engine Control Systems. The Capital Works warrant expires on November 30, 2012. In accordance with EITF 07-05, the Cycad and Capital Works Warrants were liability classified with changes in fair value recognized in other income (expense). Subsequent to the Merger, it was agreed that the exercise price of the Cycad and Capital Works warrants would be fixed in U.S. Dollars. As such, the Cycad and Capital Works warrants were determined to be solely linked to the stock price of the Company and, therefore, qualified for equity classification under EITF 07-05. As such, the Company reclassified the warrants to equity. In addition, the Company had 295 warrants outstanding to SVB Financial Group which they forfeited on October 15, 2010, immediately prior to completion of the Merger.

In connection with the Merger, the Company assumed, for financial reporting purposes, 248,090 warrants to purchase the Company’s common stock from CDTI. The assumed warrants include 166,666 warrants with an exercise price of $7.92 issued to accredited investors in connection with CDTI’s Regulation S private placement on October 15, 2010 immediately prior to the Merger, 14,863 warrants with an exercise price of $10.09 issued to CDTI’s financial advisor, Innovator Capital, on October 15, 2010 immediately prior to the Merger and 66,561 CDTI warrants outstanding prior to the merger (“Legacy Warrants”). The replacement awards were considered part of the Merger consideration.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

The Legacy Warrants were originally issued by CDTI between November 2000 and December 2007 and were fully vested prior to the closing of the Merger. The warrants have exercise prices ranging from $48.90 to $98.70 and expire at various dates from March 22, 2011 through September 25, 2013. As of December 31, 2011, none of these warrants have been exercised and 26,746 warrants with a weighted average exercise price of $51.79 have expired unexercised. The remaining CDTI Merger warrants expire on the earlier of the third anniversary of the date of issuance (October 15, 2013) and the date that is 30 days after the Company gives notice to the warrant holder that the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days.

In connection with the Merger, on October 15, 2010, the Company issued 450,143 warrants to the holders of CSI Class A common stock, 41,705 warrants to CSI’s directors and 166,666 warrants to CSI’s financial advisor, Allen & Company LLC. All of these warrants have an exercise price of $7.92 and expire on the earlier of the third anniversary of the date of issuance (October 15, 2013) and the date that is 30 days after the Company gives notice to the warrant holder that the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days. As discussed in Note 11, the warrants issued to the directors and to Allen & Company were in lieu of fees for services received. As of December 31, 2011, 70,465 of the warrants issued to the Class A shareholders have been exercised.

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

The 2010 issuances and the assumed warrants originally issued on October 15, 2010 can be called by the Company if the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive dates. The Company valued these warrants using a Monte Carlo simulation model with the following weighted-average assumptions as of the respective dates in 2010:

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

The fair value of the 66,561 Legacy Warrants was estimated using the Black-Scholes Model and was negligible due to the exercise prices and remaining time to maturity.

Classification

The Company evaluates warrants on issuance and at each reporting date to determine proper classification as equity or as a liability. For the 450,143 warrants issued on October 15, 2010 to former CSI Class A shareholders, the Company is required to physically settle the contract by delivering registered shares. In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to maintain registration of the warrant shares, it does not specifically preclude cash settlement. Accordingly, the Company’s agreement to deliver registered shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. The liability is remeasured at the end of each reporting period with changes in fair value recognized in other income (expense) in the consolidated statements of operations.

The liability-classified warrants are considered Level 3 in the fair value hierarchy because they are valued based on unobservable inputs. The Company determined the fair value of its liability-classified warrants using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that market conditions will be achieved. The assumptions used in the Monte Carlo simulation model as of December 31, 2011 and 2010 were as follows:

	2011	2010
Expected volatility	58.8%	47.9%
Risk-free interest rate	0.7%	1.2%
Closing price of Clean Diesel Technologies, Inc. common stock	$2.80	$9.49

Due to the significant change in the Company following the Merger, CDTI’s historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company utilized an estimate based upon a weighted average of implied and historical volatility of a portfolio of peer companies.

The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs for the years ended December 31, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2011	2010
Balance at beginning of year	$1,238	$2
Issuance of common stock warrants	—	426
Exercise of common stock warrants	(39)	—
Remeasurement of common stock warrants	(1,099)	810

Balance at end of year	$100	$1,238

The contracts for the remaining warrants allow for settlement in unregistered shares and do not contain any other characteristics that would result in liability classification. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying consolidated balance sheets and are only valued on the issuance date and not subsequently revalued.

The Company evaluated the balance sheet classification of all warrants at December 31, 2011 noting no changes.

13.	Share Based Payment

Prior to the Merger, the Company had two stock option plans (the 1997 Plan and the 2006 Plan) for the benefit of employees, officers, directors and consultants of the Company. The 1997 Plan expired on December 31, 2006 and as of December 31, 2009, there were 18,008 options outstanding. There were no options granted under the plans during the year ended December 31, 2010. Following the completion of the merger, the Company canceled its 1997 option plan and requested all employees to consent to the cancellation of their options under the 2006 plan. All employees with options in the 2006 plan provided their consent to the Company. The cancellation of the options resulted in acceleration of all remaining compensation expense yet to be earned on the cancelled options. The remaining compensation expense of $0.1 million was recognized in the three months ending December 31, 2010.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Following the merger, the Company assumed the stockholder-approved Clean Diesel Technologies, Inc. 1994 Incentive Plan, as amended (the “Plan”). Under the Plan, awards may be granted to participants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based awards or cash, or combinations of these as determined by the board of directors. Participants in the Plan may include the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as the board of directors may determine. The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes it over the service period for awards expected to vest. The maximum number of awards allowed under the Plan is 17.5% of the Company’s outstanding common stock less the then outstanding awards, subject to sufficient authorized shares. There were 820,596 shares available under the plan at December 31, 2011.

Stock-based compensation expense for both employee and non-employee awards for the years ended December 31, 2011 and 2010 was as follows (in thousands):

	Years Ended December 31,
	2011	2010
Selling, general and administrative	$1,280	$275
Research and development	215	—

Total stock-based compensation expense	$1,495	$275

Stock Options

Stock option activity for the year ended December 31, 2011 and stock option information as of December 31, 2011 is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	36,606	$219.33
Granted	25,000	$11.64
Replacement awards	126,801	$61.81
Cancelled	(36,606)	$219.33

Outstanding at January 1, 2011	151,801	$53.55	3.98	—
Granted	207,459	$5.35
Expired	(57,626)	$63.13

Outstanding at December 31, 2011	301,634	$18.57	7.93	—

Exercisable at December 31, 2011	187,489	$26.75	7.06	—

The aggregate intrinsic value represents the difference between the exercise price and the company’s closing stock price on the last trading day of the year.

As a result of the reverse acquisition accounting treatment for the Merger, 126,801 previously issued CDTI stock options granted to employees and directors that were outstanding at the date of the Merger were accounted for as an exchange of awards. The fair value of the outstanding vested and unvested awards was measured on the date of the acquisition, and for unvested awards that require service subsequent to the date of the Merger, a portion of the awards’ fair values have been allocated to future service and was recognized over the remaining future requisite service period. The replacement awards were valued using the Black-Scholes Model and volatility of 53.7%, a weighted average term of 2.7 years and weighted average risk-free rate of 0.66%.

Stock options granted under the Plan typically expire ten years from the date of grant and are issued at a price equal to the fair market value of the underlying stock on the date of grant. The Company’s board of directors may establish such vesting and other conditions with respect to options as it deems appropriate. On March 17, 2011, the Company granted stock options covering a total 182,459 common shares with an option price of $5.68, 50 percent of which vested on the date of grant and 50 percent on the first anniversary of the date of grant. In addition, each non-employee director is granted stock options covering 5,000 common shares each year, one twelfth of which vest each month over the following year.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

The Company estimates the fair value of stock options using a Black-Scholes valuation model. The weighted-average fair value and assumptions used for the years ended December 31, 2011 and 2010 (excluding the replacement awards issued in the Merger) are as follows:

	2011	2010
Expected volatility	80.2%	59.9%
Risk-free interest rate	1.9%	1.5%
Dividend yield	—	—
Expected life in years	5.2	5.0
Weighted average grant date fair value	$3.49	$6.13
Forfeiture rate	0.0%	0.0%

The expected term of the options has historically been based upon the historical term until exercise or expiration of all granted options. Due to the significant change in the Company following the Merger and significant change in the terms of the options granted, CDTI’s historical exercise data was not considered to provide a reasonable basis for estimating the expected term for current option grants. As such, the expected term of stock options granted in 2011 was determined using the “simplified method” as allowed under ASC 718-10-S99. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options. Also, due to the significant change in the Company following the Merger, CDTI’s historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company utilized an estimate based upon the historical volatility of a portfolio of peer companies. The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option. The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the future.

For the years ended December 31, 2011 and 2010, share-based compensation for options was $0.7 million and $0.3 million, respectively. Compensation costs for stock options that vest over time are recognized over the vesting period on a straight-line basis. As of December 31, 2011, the Company had $0.1 million of unrecognized compensation cost related to granted stock options that remained to be recognized over vesting periods. These costs are expected to be recognized over a weighted average period of 0.5 years.

There was no cash received from option exercises under any share-based payment arrangements for the years ended December 31, 2011 or 2010.

Restricted Stock Units

On June 8, 2011, the Company’s Board of Directors approved a form of Restricted Share Unit Agreement under the Plan. RSU awards are awards under the Plan that have an exercise price equal to zero and, upon vesting are settled in shares of the Company’s common stock on a one-for-one basis. The fair value of the RSU awards is based on the closing market price of the Company’s common stock on the date of grant, and the Company recognizes compensation expense on a straight-line basis over the requisite vesting period. On June 8, 2011, the Company granted RSU awards to executive officers as well as other key employees that are to be settled by delivering a total of 122,127 common shares with a grant date fair value of $6.17. Of these RSUs, 92,677 vested in full seven business days from the grant date. The remaining 29,450 of these RSUs are time-based and vest on the following schedule: 33.3% of the total number of RSUs vest seven days from the grant date and each of the first and second anniversaries of the grant date. On September 8, 2011, the Company granted RSU awards to an executive officer as well as other key employees that are to be settled by delivering a total of 18,934 common shares with a grant date fair value of $3.80. Of these RSUs, the 13,334 issued to an executive officer vested in full six business days from the grant date. The remaining 5,600 of these RSUs are time-based and 33.3% vest on each of the first, second and third anniversaries of the grant date.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

RSU activity for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Non-vested share units at January 1, 2011	—	—	—
Granted	141,061	$5.85	—
Vested	(115,823)	$5.90	—

Non-vested share units at December 31, 2011	25,238	$5.64	—

For the years ended December 31, 2011 and 2010, share-based compensation for RSUs was $0.7 million and $0, respectively. For the years ended December 31, 2011 and 2010, the total estimated vest date fair value of restricted stock awards was $0.7 million and $0, respectively. As of December 31, 2011, the Company had approximately $0.1 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 1.1 years.

14.	Other Income (Expense), Net

Other income (expense), net, consists of the following (in thousands):

	Years Ended December 31,
	2011	2010
Gain (loss) on change in fair value of derivative financial instruments	$1,099	$(1,147)
Foreign currency exchange losses	(374)	(881)
All other, net	80	207

Total other income (expense), net	$805	$(1,821)

15.	Income Taxes

(Loss) income from continuing operations before income taxes include the following components (in thousands):

	Years Ended December 31,
	2011	2010
U.S.-based operations	$(7,614)	$(10,672)
Non U.S.-based operations	685	1,410

	$(6,929)	$(9,262)

Income tax expense (benefit) attributable to loss from continuing operations is summarized as follows (in thousands):

	Current	Deferred	Total
Year ended December 31, 2011:
U.S. Federal	$25	$—	$25
State and local	15	—	15
Foreign	385	(134)	251

Total	$425	$(134)	$291

Year ended December 31, 2010:
U.S. Federal	$(176)	$(310)	$(486)
State and local	(12)	(87)	(99)
Foreign	886	(289)	597

Total	$698	$(686)	$12

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Income taxes attributable to loss from continuing operations differ from the amounts computed by applying the U.S. federal statutory rate of 34% to loss from continuing operations before income taxes as shown below (in thousands):

	Years Ended December 31,
	2011	2010
Expected tax benefit	$(2,356)	$(3,149)
Net tax effects of:
State taxes, net of federal benefit	(775)	(54)
Research credits	(191)	(18)
Permanent difference on convertible notes and warrants	(374)	1,432
Permanent difference on deemed dividend	78	382
Permanent difference on transaction costs	—	945
Other	(426)	86
Change in deferred tax asset due to Section 382 net operating loss carryforward limitation	—	63,147
Change in deferred tax asset valuation allowance	4,335	(62,759)

	$291	$12

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2011	2010(1)
Deferred tax assets:
Research and development credits	$1,658	$1,551
Other credits	985	—
Operating loss carry forwards	8,428	6,038
Inventories	370	377
Allowance for doubtful accounts	107	189
Depreciation	107	—
Deferred research and development expenses for income tax	331	331
Non-cash compensation	546	4
Other	617	696

Total gross deferred tax assets	13,149	9,186
Valuation allowance	(12,603)	(8,268)

Net deferred tax assets	546	918

Deferred tax liabilities:
Amortization	—	(39)
Other identifiable intangibles	(1,488)	(1,975)

Total gross deferred tax liabilities	(1,488)	(2,014)

Net deferred tax liabilities	$(942)	$(1,096)

(1)	December 31, 2010 amounts reflect the impact of measurement period adjustments of a decrease in non-cash compensation deferred tax assets of $1.3 million, a decrease in other identifiable intangibles deferred tax liabilities of $0.4 million and a decrease in valuation allowance of $0.9 million. See Note 3.

The Company had approximately $13.2 million and $61.2 million of federal and state income tax net operating loss carryforwards at December 31, 2011, respectively. Future utilization of the net operating losses and credit carryforwards is subject to a substantial annual limitation due to ownership change limitations as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations.

The Company performed a study to evaluate the status of net operating loss carryforwards as a result of the ownership change from the Merger. The results of the study provided that the merger caused an “ownership change” of the Company as defined for U.S. federal income tax purposes as of the date of the merger. The “ownership change” will significantly limit the use of the Company’s net operating losses and credits in future tax years. Of the $13.2 million federal loss carryforwards approximately $5.4 million of the loss will be subject to an annual limitation of $0.4 million within the next 5 years and $0.2 million for the following 15 years. The federal net operating loss carryforwards will expire in fiscal year 2030. As a result of the “ownership change” the federal research and development credits have been limited and based on the limitation the Company does not anticipate being able to use any of these credits that

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

existed as of the date of the Merger in future tax years. Of the $61.2 million of state net operating loss carryforwards approximately $3.3 million of the loss will be subject to an annual limitation of $0.1 for the next 20 years. The state net operating loss carryforwards will expire in fiscal year 2030. The Company has state research and development credits of $2.4 million. Since the state credits have an indefinite life, the Company did not write them off even though it is also limited under Section 383. The Company has a full valuation allowance against the related deferred tax assets as it is more likely than not that they will not be realized by the Company.

In assessing the potential realization of deferred tax assets, consideration is given to whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. In addition, the utilization of net operating loss carryforwards may be limited due to restrictions imposed under applicable federal and state tax laws due to a change in ownership. Based upon the level of historical operating losses and future projections, management believes it is more likely than not that the Company will not realize the deferred tax assets.

The following changes occurred in the amount of unrecognized tax benefits (including related interest and penalties) during the year (in thousands):

	Years Ended December 31,
	2011	2010

Balance, beginning of year	$473	$361
Additions for current year tax positions	56	112
Reductions for prior year tax positions	—	—

Balance, end of year	$529	$473

As of December 31, 2011 and 2010, the Company had $0.1 million accrued for payment of interest and penalties related to unrecognized tax benefits.

The Company operates in multiple tax jurisdictions, both within and outside of the United States. Although the timing of the resolution and/or closure of audits is not certain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next twelve months. The following tax years remain open to examination by the major domestic taxing jurisdictions to which it is subject:

Open Tax Years

United States — Federal	2008 – 2011
United States — State	2007 – 2011
Canada	2006 – 2011
Sweden	2009 – 2011
United Kingdom	2007 – 2011

16.	TCC Investment

In February 2008, the Company entered into an agreement with Tanaka Kikinzoku Kogyo K.K. (TKK) to form a new joint venture company, TC Catalyst Incorporated (TCC), a Japanese corporation. The joint venture is part of the Catalyst division. The Company entered the joint venture in order to improve its presence in Japan and Asia and strengthen its business flow into the Asian market.

In December 2008, the Company sold shares in TCC to TKK reducing its ownership to 30%. In December 2009, the Company agreed to sell and transfer specific three-way catalyst and zero platinum group metal patents to TKK for use in specific geographic regions. The patents were sold for $3.9 million. TKK paid the Company $1.9 million in 2009 and $2.0 million in the first quarter of 2010. The Company recognized the gain on sale of the patents of $3.9 million in the three months ended March 31, 2010. As part of the transaction, the Company also sold shares in TCC, which reduced its ownership in the joint venture to 5%. The Company remains contractually obligated to fund its portion of the losses of the joint venture based on its ownership percentage.

The Company’s investment in TCC is accounted for using the equity method as the Company still has significant influence over TCC as a result of having a seat on TCC’s board. In February 2010, the Company entered into an agreement to loan 37.5 million JPY (approximately $0.4 million) to TCC to fund continuing operations. The

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

loan was funded in four monthly tranches starting in February 2010 and ending in May 2010. As of December 31, 2010, the Company had loaned TCC 37.5 million JPY. If the loan is not repaid by TCC, it will offset the Company’s obligation to fund its portion of TCC’s losses. Given TCC’s historical losses, the loan has been recorded as a reduction of such obligations. At December 31, 2011, the Company’s loan to TCC less its share of accumulated losses in the amount of $0.1 million is included in other assets. TCC operates with a March 31 fiscal year-end.

17.	Sale of Energy Systems Division

On October 1, 2009, the Company sold all significant assets of Applied Utility Systems, Inc., which comprised the Company’s Energy Systems division, for up to $10.0 million, including $8.6 million in cash and contingent consideration of $1.4 million. Of the contingent consideration, $0.5 million was contingent upon Applied Utility Systems being awarded certain projects and $0.9 million is retention against certain project and contract warranties and other obligations. The Company has not recognized any of the contingent consideration as of December 31, 2011 and will only do so if the contingencies are resolved favorably. The $0.5 million of contingent consideration that was contingent on the award of certain projects was not earned and will not be paid.

The (loss) income, net of tax of the Energy Systems division is presented as discontinued operations. The Company continues to incur legal and other expenses related to this discontinued operation. Income from discontinued operations for the year ended December 31, 2011 includes a gain of $0.2 million related to a partial recovery of the award from the Benz Air litigation. The Company is pursuing the balance of the award (see Note 19). Income from discontinued operations for the year ended December 31, 2010 includes a gain of $0.5 million recognized pursuant to the October 20, 2010 settlement agreement as discussed in Note 10 above and Note 19. There was no revenue included within discontinued operations for the years ended December 31, 2011 or 2010.

18.	Related-Party Transactions

One of the Company’s Directors, Mr. Alexander (“Hap”) Ellis, III, is a partner of RockPort Capital Partners (“RockPort”), a shareholder in the Company which subscribed for $0.9 million of the Notes discussed in Note 10.

In October 2008, the Company’s Board of Directors unanimously adopted a resolution to waive the Non-Executive Directors’ right to receive, and the Company’s obligation to pay, any director fees with respect to participation in Board and Committee meetings and other matters with effect from July 1, 2008 and continuing thereafter until the Directors elect to adopt resolutions reinstating such fees. On May 1, 2009, the Directors adopted a resolution to reinstate the accrual of director fees effective January 1, 2009, with a payment schedule to be determined at a later date. As of December 31, 2009 an amount of $0.4 million was accrued for Directors fees and was due and payable to the Directors. As part of the $4.0 million issuance of Notes discussed in Note 10, the Company agreed to pay director fees accrued as of December 31, 2009, which amounted to $0.4 million. These fees were paid on October 15, 2010 immediately prior to the merger in a combination of stock and cash, with the cash portion being $0.1 million.

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

Lease Commitments

The Company leases certain equipment and facilities under operating leases that expire through December 2018. The Company recognizes its minimum lease payments, including escalation clauses, on a straight line basis over the

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

minimum lease term of the lease. Rent expense during 2011 and 2010 totaled $1.5 million and $1.3 million, respectively. Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2011 are (in thousands):

Years ending December 31:
2012	$1,328
2013	881
2014	701
2015	441
2016	373
Later years, through 2018	747

Total minimum lease payments	$4,471

Legal Proceedings

In connection with the Company’s acquisition of the assets of Applied Utility Systems, Inc., Applied Utility Systems entered into a Consulting Agreement with M.N. Mansour, Inc. (“Mansour, Inc.”), pursuant to which Mansour, Inc. and Dr. M.N. Mansour (“Dr. Mansour”) agreed to perform consulting services for Applied Utility Systems. During February 2008, Applied Utility Systems terminated the Consulting Agreement for cause and alleged that Mansour, Inc. and Dr. Mansour had breached their obligations under the Consulting Agreement. The matter was submitted to binding arbitration in which, the Arbitrator rendered a final award resulting in a total award of approximately $1.2 million to the Company, which was confirmed by the courts on August 2010. The Company reversed its accrued liability of $1.5 million and recorded an associated gain within discontinued operations during the quarter ending September 30, 2010. The Company, as part of the settlement on October 20, 2010 with Dr. Mansour with regards to the consideration due, described below, agreed to release its claim under the settlement on the breach of the Consulting Agreement.

As of December 31, 2009, the Company had $3.0 million of consideration and accrued interest due to the seller under the Applied Utility Systems Asset Purchase Agreement. The Company sold the assets of the business on October 1, 2009. The seller commenced an action in California Superior Court to compel arbitration regarding the consideration and such action was stayed by the court and the seller was directed to pursue any collection action through arbitration. The seller commenced arbitration proceedings to collect the consideration and any earn-out amounts payable under the Asset Purchase Agreement. On October 20, 2010, the Company and the seller reached a settlement, which ends all outstanding litigation and arbitration claims between the seller and the Company. On October 22, 2010, the Company made an initial payment to the Seller of $1.5 million and has recorded a gain of $0.6 million in discontinued operations in the accompanying Statement of Operations for the year ended December 31, 2010. In accordance with the agreement, the Company paid the seller $1.575 million on January 4, 2011, closing out all of the Company’s obligations in this matter.

On September 30, 2008, AUS, a former subsidiary of the Company, filed a complaint against Benz Air Engineering, Inc. (“Benz Air”). The Company sold the majority of the assets of AUS to Johnson Matthey (“JM”) on October 1, 2009 (see Note 17), however, this lawsuit was excluded from the sale. The complaint was amended on January 16, 2009, and asserted claims against Benz Air for breach of contract, common counts and slander. AUS was seeking $0.2 million in damages, plus interest, costs and applicable penalties. In response to the complaint, Benz Air filed a cross-complaint on November 17, 2008, which named both AUS and the Company as defendants. The cross-complaint asserted claims against AUS and the Company for breach of oral contract, breach of express warranty, breach of implied warranty, negligent misrepresentation and intentional misrepresentation and was seeking not less than $0.3 million in damages, plus interest, costs and punitive damages. The trial was concluded on July 29, 2011 with the jury awarding AUS $0.2 million plus interest as well as an additional $0.3 million for false statements. On October 18, 2011, the trial court granted Benz Air’s motion and overturned the jury’s verdict regarding the $0.3 million for false statements, and denied Benz Air’s motion to overturn the jury’s verdict on the remaining counts. In addition, the trial court awarded the Company over $0.5 million in attorney’s fees. Income from discontinued operations for the year ended December 31, 2011 includes a gain of $0.2 million related to a partial recovery of the award from the Benz Air litigation. The Company is pursuing the balance of the award. Benz Air has filed a notice of appeal but has not yet filed their opening appellate brief so their grounds for appeal cannot be evaluated. As such, the financial statements as of December 31, 2011 do not include any adjustments related to this judgment.

On April 30, 2010, CDTI received a complaint from the Hartford, Connecticut office of the U.S. Department of Labor under Section 806 of the Corporate and Criminal Fraud Accountability Act of 2001, Title VIII of the Sarbanes-Oxley Act of 2002, alleging that a former employee had been subject to discriminatory employment practices. CDTI’s Board of Directors terminated the employee’s employment on April 19, 2010. The complainant in this proceeding does

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

not demand specific relief. However, the statute provides that a prevailing employee shall be entitled to all relief necessary to make the employee whole, including compensatory damages, which may be reinstatement, back pay with interest, front pay, and special damages such as attorney’s and expert witness fees. CDTI responded on June 14, 2010, denying the allegations of the complaint. On March 29, 2011, the U.S. DOL investigator assigned to this matter requested information and documentation regarding the former employee’s allegations and CDTI provided responsive documents as requested. CDTI also responded to additional requests from the DOL regarding electronic correspondence. On October 6, 2011, the DOL investigator requested that CDTI provide additional information and requested interviews with certain individuals. The Company responded to those requests. Based upon current information, management, after consultation with legal counsel defending the Company’s interests, believes the ultimate disposition will have no material effect upon its business, results or financial position. As no specific quantification of damages has been provided by the Claimant, the Company cannot provide a reasonable range of possible outcomes.

BP Products North America (“BP”), a subsidiary of British Petroleum (BP p.l.c.) has made claims against JM as the parent company of and purchaser of AUS, pertaining to the Whiting Refinery SPS NOx Reduction Project. BP alleges JM is liable for default damages and various other set-offs to the contract price and has retained a significant portion of the contract amount, as well as made claims for additional damages. JM maintains that it fully performed its obligations under the contract, and BP has acted in bad faith and has inappropriately withheld the contract proceeds and is further liable for various other damages. On May 12, 2010, J M tendered to the Company a claim for indemnification under the Asset Purchase Agreement dated October 1, 2009, among JM, CSI and AUS. JM and AUS have exchanged expert reports with BP regarding the factual issues; however, a recent mediation did not result in a settlement and it is unclear whether or not the matter will proceed to litigation. Any potential obligation is not expected to have a material impact on the Company, its results of operations or its financial position.

In addition to the foregoing, the Company is involved in legal proceedings from time to time in the ordinary course of our business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition or results of operations.

Sales and use tax audit

The Company is undergoing a sales and use tax audit by the State of California on AUS for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State of California asserts that proper documentation of resale may not have been obtained. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State of California. Accordingly, no accrual has been recorded for this matter. The potential outcomes of this matter range from zero to $1.3 million. Should the Company not prevail in this matter, it has certain indemnifications from its customer related to sales tax and would pursue reimbursement from the customer for all assessments from the State.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Catalyst division — The Catalyst division is the original part of the Catalytic Solutions (CSI) business behind the Company’s proprietary Mixed Phase Catalyst (MPC ® ) technology enabling the Company to produce catalyst formulations for gasoline, diesel and natural gas induced emissions that offer performance, proven durability and cost effectiveness for multiple markets and a wide range of applications. A family of unique high-performance catalysts has been developed — with base-metals or low platinum group metal (PGM) and zero PGM content — to provide increased catalytic function and value for technology-driven automotive industry customers. The Catalyst division’s technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and it has supplied over ten million parts to light duty vehicle customers since 1996. The Catalyst division also provides catalyst formulations for the Company’s Heavy Duty Diesel Systems division. Intersegment revenues are based on market prices.

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

Summarized financial information for the Company’s reportable segments as of and for the year ended December 31, 2011 and 2010 are shown in the following table (in thousands):

	Years Ended December 31,
	2011	2010
Net sales
Heavy Duty Diesel Systems	$47,460	$31,161
Catalyst	20,789	17,726
Corporate	—	—
Eliminations (1)	(6,642)	(770)

Total	$61,607	$48,117

Income (loss) from operations
Heavy Duty Diesel Systems	$1,449	$1,952
Catalyst	(970)	(2,515)
Corporate (2)	(6,677)	(3,199)
Eliminations	(325)	(37)

Total	$(6,523)	$(3,799)

Depreciation and amortization
Heavy Duty Diesel Systems	$1,536	$1,035
Catalyst	212	251
Corporate	—	—

Total	$1,748	$1,286

Capital expenditures
Heavy Duty Diesel Systems	$435	$402
Catalyst	184	20
Eliminations	—	—

Total	$619	$422

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

	December 31,
	2011	2010
Total assets
Heavy Duty Diesel Systems	$45,660	$36,559
Catalyst	35,626	33,567
Discontinued operations	1,177	1,247
Eliminations	(41,348)	(38,655)

Total	$41,115	$32,718

(1)	Elimination of Catalyst revenue related to sales to Heavy Duty Diesel Systems.
(2)	Includes a $3.9 million gain on sale of intellectual property to TKK in 2010.

We conducted an intercompany transfer pricing study in the end of 2011 which resulted in our adjusting the prices our group companies charge each other for the sale of products and services. Our Catalyst segment adjusted certain prices it charges for products sold to the HDD segment to be consistent with market prices. The impact for the full year was recorded in the fourth quarter which resulted in a $1.3 million increase in revenues for Catalyst and offsetting intercompany eliminations. The change also resulted in a $1.3 million increase in income from continuing operations for Catalyst with an offsetting decrease in HDD for the year ended December 31, 2011. Of this amount, $1.0 million relates to previous interim periods in 2011 with the impact on the individual quarters of $0.1 million, $0.4 million and $0.5 million for the quarters ended March 31, June 30, and September 30, 2011, respectively. Had the pricing been in effect for the year ended December 31, 2010, the impact would have been an increase in Catalyst segment revenues and income from continuing operations of $0.3 million, evenly distributed over the interim periods. The change in intercompany pricing did not result in any change in the consolidated loss from operations.

Net sales by geographic region based on location of sales organization for the year ended December 31, 2011 and 2010 are shown in the following table (in thousands):

	Years Ended December 31,
	2011	2010
United States	$20,960	$20,844
Canada	25,328	21,173
United Kingdom	8,172	249
Sweden	7,147	5,851

Total	$61,607	$48,117

Net fixed assets and net assets by geographic region as of December 31, 2011 and 2010 are shown in the following table (in thousands):

	Net Fixed Assets		Total Assets
	2011	2010	2011	2010
United States	$960	$1,119	$12,409	$13,516
Canada	1,438	1,458	17,808	13,986
United Kingdom	95	88	8,014	1,265
Sweden	156	219	2,884	3,951

Total	$2,649	$2,884	$41,115	$32,718

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

21.	Quarterly Results of Operations (unaudited)

A summary of the unaudited quarterly consolidated results of operations follows (in thousands, except per share amounts).

2011	Three Months Ended
	December 31	September 30	June 30	March 31
Revenues	$21,317	$14,974	$11,532	$13,784
Gross profit	$5,876	$4,270	$3,431	$4,007
Net income (loss) from continuing operations	$353	$(1,876)	$(3,529)	$(2,168)
Net income (loss) income from discontinued operations	96	(141)	(43)	(3)

Net income (loss)	$449	$(2,017)	$(3,572)	$(2,171)

Net income (loss) from continuing operations per common share:
Basic	$0.05	$(0.27)	$(0.88)	$(0.54)
Diluted	$0.05	$(0.27)	$(0.88)	$(0.54)
Net income (loss) per common share:
Basic	$0.06	$(0.29)	$(0.89)	$(0.54)
Diluted	$0.06	$(0.29)	$(0.89)	$(0.54)

2010	Three Months Ended
	December 31	September 30	June 30	March 31
Revenues	$11,807	$10,939	$12,926	$12,445
Gross profit	$2,737	$2,523	$3,169	$3,606
Net (loss) income from continuing operations (1)	$(6,011)	$(4,069)	$(1,861)	$2,667
Net income (loss) from discontinued operations	397	732	(86)	(75)

Net (loss) income	$(5,614)	$(3,337)	$(1,947)	$2,592

Net (loss) income from continuing operations per common share:
Basic	$(1.83)	$(7.40)	$(3.38)	$4.85
Diluted	$(1.83)	$(7.40)	$(3.38)	$4.84
Net (loss) income per common share:
Basic	$(1.71)	$(6.07)	$(3.54)	$4.71
Diluted	$(1.71)	$(6.07)	$(3.54)	$4.70

(1)	Includes a pre-tax gain of $3.9 million from the sale of intellectual property to TKK in the quarter ended March 31, 2010.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of May 13, 2010, among Clean Diesel Technologies, Inc. (“Clean Diesel”), CDTI Merger Sub, Inc. and Catalytic Solutions , Inc. (incorporated by reference to Annex A to the joint proxy statement/information statement and prospectus included in Clean Diesel’s Registration Statement on Form S-4/A filed on September 23, 2010).

2.2	Letter Agreement dated September 1, 2010 amending the Agreement and Plan of Merger dated as of May 13, 2010 (incorporated by reference to Exhibit 2.2 to the joint proxy statement/information statement and prospectus included in Clean Diesel’s Registration Statement on Form S-4/A filed on September 23, 2010).

2.3	Letter Agreement dated September 14, 2010 amending the Agreement and Plan of Merger dated as of May 13, 2010 (incorporated by reference to Exhibit 2.3 to the joint proxy statement/information statement and prospectus included in Clean Diesel’s Registration Statement on Form S-4/A filed on September 23, 2010).

3.1	Restated Certificate of Incorporation of Clean Diesel (incorporated by reference to Exhibit 3(i)(a) to Clean Diesel’s Annual report on Form 10-K for the year ended December 31, 2006 and filed on March 30, 2007)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(b) to Clean Diesel’s Registration Statement on Form S-1 (No. 333-144201) dated on June 29, 2007)

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Clean Diesel’s Post-Effective Amendment No. 1 to Form S-4 on Form S-3 (No. 333-166865) filed on November 10, 2010).

3.4	By-Laws of Clean Diesel as amended through November 6, 2008 (incorporated by reference to Exhibit 3.1 to Clean Diesel’s Quarterly Report on Form 10-Q filed on November 10, 2008).

4.1	Specimen of Certificate for Clean Diesel Common Stock (incorporated by reference to Exhibit 4.1 to Clean Diesel’s Post-Effective Amendment No. 1 to Form S-4 on Form S-3 (No. 333-166865) filed on November 10, 2010).

10.1	Letter Agreement, dated May 13, 2010 between Clean Diesel and Innovator Capital, Ltd. (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on May 18, 2010) as amended by the Letter Agreement, dated August 23, 2010 between Clean Diesel and Innovator Capital, Ltd. (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on August 25, 2010).

10.2	Form of Warrant issued to Innovator Capital, Ltd., dated October 15, 2010 (incorporated by reference to Exhibit 10.2 to Clean Diesel’s Annual Report on Form 10-K filed on March 31, 2011).

10.3	Engagement Letter between Clean Diesel and Innovator Capital Ltd., dated November 20, 2009 (incorporated by reference to Exhibit 10 to Clean Diesel’s Current Report on Form 8-K filed on November 24, 2009) as amended by the Amendment of Engagement Letter between Clean Diesel and Innovator Capital Ltd dated April 21, 2010 (incorporated by reference to Exhibit 10(a) to Clean Diesel’s Quarterly Report on Form 10-Q filed on May 14, 2010).

10.4	Form of Clean Diesel Offshore Private Placement Commitment Letter, including Form of Warrant, dated May 2010 (incorporated by reference to Exhibit 10.4 to Clean Diesel’s Annual Report on Form 10-K filed on March 31, 2011).

10.5	Form of Warrant to purchase Common Stock (incorporated by reference to Exhibit 4.2 to Clean Diesel’s Post-Effective Amendment No. 1 to Form S-4 on Form S-3 (No. 333-166865) filed on November 10, 2010).

10.6	Registration Rights Agreement dated October 15, 2010 (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on October 21, 2010).

10.7	Assignment and Assumption Agreement dated October 15, 2010 (incorporated by reference to Exhibit 10.2 to Clean Diesel’s Current Report on Form 8-K filed on October 21, 2010).

10.8	Settlement Agreement dated October 20, 2010 (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on October 25, 2010).

10.9	Loan Commitment Letter, dated December 30, 2010, between Kanis S.A. and Clean Diesel (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on January 5, 2011).

10.10	Form of $1,500,000 Promissory Note Dated December 30, 2010 (incorporated by reference to Schedule A to Loan Commitment Letter filed as Exhibit 10.1 to Clean Diesel’s current report on Form 8-K filed on January 5, 2011).

10.11	Form of Warrant issued to Kanis S.A., dated December 30, 2010 (incorporated by reference to Schedule B to Loan Commitment Letter filed as Exhibit 10.1 to Clean Diesel’s current report on Form 8-K filed on January 5, 2011).

10.12	Letter Agreement dated January 13, 2011 among Fifth Third Bank, Catalytic Solutions, Inc. and certain other direct or indirect subsidiaries of Clean Diesel (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on January 20, 2011).

10.13	Form of Agreement of Sale of Accounts and Security Agreement, dated February 14, 2011 between Faunus Group International, Inc. and Clean Diesel (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on February 16, 2011).

10.14	Form of Agreement Guaranty, dated February 14, 2011 between Faunus Group International, Inc. and Clean Diesel, Clean Diesel International LLC, Catalytic Solutions, Inc., Engine Control Systems, Ltd., Engine Control Systems Limited, Clean Diesel Technologies Limited, Engine Control Systems Europe AB, ECS Holdings, Inc., Catalytic Solutions Holdings, Inc. and CSI Aliso, Inc. (incorporated by reference to Exhibit 10.2 to Clean Diesel’s Current Report on Form 8-K filed on February 16, 2011).

10.15	Subordinated Convertible Notes Commitment Letter, dated April 11, 2011, between Kanis S.A. and Clean Diesel (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on April 13, 2011).

10.16	Form of $3,000,000 promissory note, dated April 11, 2011 (included as Schedule B to Subordinated Convertible Notes Commitment Letter filed as Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on April 13, 2011) as amended by the Amendment of 8% Subordinated Convertible Promissory Note between Clean Diesel and Kanis S.A., dated February 16, 2012 (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on February 17, 2012).

10.17	Form of Warrant issued on July 5, 2011 to the underwriters named in the Underwriting Agreement, dated June 28, 2011, by and among Clean Diesel, the selling stockholders named therein, and Roth Capital Partners, LLC, as the representative of the underwriters (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on July 1, 2011).

10.18	Form of Purchase Agreement, dated October 7, 2011, by and among Clean Diesel Technologies, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 11, 2011).

10.19	Form of Registration Rights Agreement, dated October 7, 2011, by and among Clean Diesel Technologies, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 11, 2011).

10.20	Form of Warrant issued to Kanis S.A., dated February 16, 2012 (incorporated by reference to Exhibit 10.2 to Clean Diesel’s Current Report on Form 8-K filed on February 17, 2012).

10.21*†	Employment Agreement dated March 8, 2012, between R. Craig Breese and Clean Diesel.

10.22†	Employment Agreement, dated October 17, 2006, between Charles F. Call and CSI (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Clean Diesel’s Registration Statement on Form S-4/A (No. 333-166865) filed on August 30, 2010).

10.23†	Employment Agreement, dated July 9, 2008, between Nikhil A. Mehta and CSI (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Clean Diesel’s Registration Statement on Form S-4/A (No. 333-166865) filed on August 30, 2010).

10.24†	Employment Agreement, dated October 17, 2006, between Stephen J. Golden, Ph.D., and CSI (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Clean Diesel’s Registration Statement on Form S-4/A (No. 333-166865) filed on August 30, 2010).

10.25†	Employment Agreement effective January 16, 2009 between Dr. Daniel K. Skelton and Clean Diesel (incorporated by reference to Exhibit 10(t) to Clean Diesel’s Annual Report on Form 10-K filed on March 25, 2010).

10.26†	Employment Agreement effective March 30, 2009 between Michael L. Asmussen and Clean Diesel (incorporated by reference to Exhibit 10 to Clean Diesel’s Quarterly Report on Form 10-Q filed on May 11, 2009).

10.27†	Employment Agreement, dated September 23, 2003, between Tim Rogers, and Clean Diesel (incorporated by reference to Exhibit 10(x) to Clean Diesel’s Annual Report on Form 10-K filed on March 30, 2007) as amended by the letter agreement dated May 3, 2004 (incorporated by reference to Exhibit 10(n) to Clean Diesel’s Annual Report on Form 10-K filed on March 25, 2010).

10.28†	Interim Services Agreement between Clean Diesel and SFN Professional Services LLC d/b/a Tatum as of April 23, 2010 (incorporated by reference to Exhibit 10(b) to Clean Diesel’s Quarterly Report on Form 10-Q filed on May 14, 2010).

10.29†	Consulting Services Agreement effective January 27, 2010 between David F. Merrion and Clean Diesel (incorporated by reference to Exhibit 10(u) to Clean Diesel’s Annual Report on Form 10-K filed on March 25, 2010).

10.30†	1994 Incentive Plan as amended through September 8, 2011 (incorporated by reference to Exhibit 10.27 to Clean Diesel’s Registration Statement on Form S-1 (No. 333-177309) filed on October 13, 2011).

10.31†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10(g) to Clean Diesel’s Form 10-K filed on March 30, 2007).

10.32†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10(h) to Clean Diesel’s Form 10-K filed on March 30, 2007).

10.33†	Form of Non-Executive Director Stock Option Agreement (incorporated by reference to Exhibit 4.10 to Clean Diesel’s Registration Statement on Form S-8 (No. 333-117057) dated July 1, 2004).

10.34†	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on June 13, 2011).

10.35†	Management Short Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Clean Diesel’s Current Report on Form 8-K filed on June 13, 2011).

10.36*†	New Employee Inducement Award Nonqualified Stock Option granted to Robert Craig Breese, dated March 8, 2012.

10.37*†	New Employee Inducement Award Restricted Share Units granted to Robert Craig Breese, dated March 8, 2012.

21*	Subsidiaries of Clean Diesel Technologies, Inc.

23*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith

†	Indicates a management contract or compensatory plan or arrangement