Form 10-Q
period 2012-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2012-05-10
CIK 949428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 7, 2012, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 7,218,807.

CLEAN DIESEL TECHNOLOGIES, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report on Form 10-Q, the terms “the company,” “we,” “us,” and “our” refer to Clean Diesel Technologies, Inc. and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties, as well as assumptions, which could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements generally are identified by the words “may,” “will,” “project,” “might,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “should,” “could,” “would,” “strategy,” “plan,” “continue,” “pursue,” or the negative of these words or other words or expressions of similar meaning. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. These forward-looking statements are based on information available to us, are current only as of the date on which the statements are made, and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. For a discussion of such risks and uncertainties, please see the discussion under the caption “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2012, including without limitation the following:

•

We have incurred losses and have not experienced positive cash flow from operations in the past and our ability to achieve profitability and positive cash flow from operations, or finance negative cash flow from operations, could depend on reductions in our operating costs, which may not be achievable, or from increased sales, which may not occur;

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

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to other forward-looking statements.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,389	$3,471
Accounts receivable, net	8,604	11,695
Inventories	10,567	10,288
Prepaid expenses and other current assets	2,230	1,664

Total current assets	25,790	27,118
Property and equipment, net	2,561	2,649
Intangible assets, net	4,899	4,999
Goodwill	6,067	5,955
Other assets	421	394

Total assets	$39,738	$41,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,273	$4,527
Accounts payable	6,671	5,952
Warrant liability	241	100
Accrued expenses and other current liabilities	5,373	4,915
Income taxes payable	24	274

Total current liabilities	16,582	15,768
Shareholder notes payable	4,549	4,520
Capital lease obligation	10	17
Deferred tax liability	965	942

Total liabilities	22,106	21,247

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 12,000,000; issued and outstanding 7,218,807 shares at March 31, 2012 and December 31, 2011	72	72
Additional paid-in capital	185,556	185,473
Accumulated other comprehensive loss	(214)	(716)
Accumulated deficit	(167,782)	(164,961)

Total stockholders’ equity	17,632	19,868

Total liabilities and stockholders’ equity	$39,738	$41,115

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$16,999	$13,784
Cost of revenues	13,062	9,777

Gross profit	3,937	4,007
Operating expenses:
Selling, general and administrative (including stock-based compensation expense of $66 and $320)	4,447	4,399
Research and development (including stock-based compensation expense of $17 and $0)	1,915	1,514

Total operating expenses	6,362	5,913

Loss from operations	(2,425)	(1,906)
Other income (expense):
Interest income	3	6
Interest expense	(321)	(213)
Other (expense) income, net	(317)	167

Total other expense	(635)	(40)

Loss from continuing operations before income taxes	(3,060)	(1,946)
Income tax (benefit) expense from continuing operations	(322)	222

Net loss from continuing operations	(2,738)	(2,168)
Net loss from operations of discontinued Energy Systems division	(83)	(3)

Net loss	$(2,821)	$(2,171)

Basic and diluted net loss per share:
Net loss from continuing operations per share	$(0.38)	$(0.54)
Net loss from discontinued operations per share	(0.01)	—

Net loss per share	$(0.39)	$(0.54)

Weighted-average number of common shares outstanding:
Basic and diluted	7,219	3,984

Comprehensive loss:
Net loss	$(2,821)	$(2,171)
Foreign currency translation adjustments	502	551

Comprehensive loss	$(2,319)	$(1,620)

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,821)	$(2,171)
Loss from discontinued operations	83	3
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	358	432
Stock based compensation expense	83	320
Change in fair value of liability-classified warrants	141	(433)
Amortization of debt discount and accretion of debt payment premium	29	27
Amortization of debt issuance costs	—	75
Gain on unconsolidated affiliate	(26)	(10)
(Gain) loss on foreign currency transactions	(204)	199
Gain on disposal of property and equipment	—	(22)
Changes in operating assets and liabilities:
Accounts receivable	3,321	(1,849)
Inventories	(72)	(721)
Prepaid expenses and other assets	(205)	700
Accounts payable	631	1,919
Income taxes	(601)	(244)
Accrued expenses and other current liabilities	347	(312)

Cash provided by (used in) operating activities of continuing operations	1,064	(2,087)
Cash used in operating activities of discontinued operations	(31)	(3)

Net cash provided by (used in) operating activities	1,033	(2,090)

Cash flows from investing activities:
Purchases of property and equipment	(53)	(309)
Proceeds from sale of property and equipment	—	22

Net cash used in investing activities	(53)	(287)

Cash flows from financing activities:
Net borrowings under demand line of credit	(254)	2,539
Repayment of line of credit	—	(2,540)
Proceeds from exercise of warrants	—	227
Payment of settlement obligation	—	(1,575)
Repayment of capital lease obligations	(6)	(8)
Payments for debt issuance costs	—	(115)

Net cash used in financing activities	(260)	(1,472)
Effect of exchange rates on cash	198	87

Net change in cash and cash equivalents	918	(3,762)
Cash and cash equivalents at beginning of period	3,471	5,007

Cash and cash equivalents at end of period	$4,389	$1,245

Supplemental disclosures:
Cash paid for interest	$213	$180
Cash paid for income taxes	$228	$621

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

a.	Description of Business

Clean Diesel Technologies, Inc. (the “Company”) is a global manufacturer and distributor of heavy duty diesel and light duty vehicle emissions control systems and products to major automakers and retrofitters. Its business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. The Company has operations in the United States, Canada, the United Kingdom, France, Japan and Sweden as well as an Asian investment.

b.	Liquidity

The Company has suffered recurring losses since inception, resulting in an accumulated deficit of $167.8 million at March 31, 2012. The Company has also had negative cash flows from operations from inception through the year ended December 31, 2011 but had positive cash flows of $1.0 million from operations for the three months ended March 31, 2012. The Company has historically funded its operations through equity sales, debt and bank borrowings.

The Company has a $7.5 million secured demand facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”). At March 31, 2012, the Company had $4.3 million in borrowings outstanding under this facility with $3.2 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. Additionally, under a purchase agreement with Lincoln Park Capital (“LPC”), the Company has the right, in its sole discretion, over a 30-month period to sell up to $10.0 million in common stock to LPC in amounts of up to $0.5 million to up to $1.5 million per sale, depending on certain conditions as set forth in the purchase agreement. Assuming a purchase price of $4.03 per share (the closing sale price of the Company’s common stock on March 31, 2012) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to the Company would be $6.9 million.

At March 31, 2012, the Company had $4.4 million in cash and cash equivalents. Due to improved financial performance and availability under the secured demand facility with FGI and purchase agreement with LPC, management believes that the Company will have access to sufficient working capital to sustain operations through at least the next twelve months. However, there is no assurance that, if necessary, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity.

2.	Summary of Significant Accounting Policies

a.	Basis of Presentation and Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries after elimination of intercompany transactions and balances. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been reflected. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Clean Diesel Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

b.	Use of Estimates

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

c.	Concentration of Risk

For the three months ended March 31, 2012 and 2011, one automotive original equipment manufacturer (“OEM”) customer within the Catalyst segment accounted for 24% and 25%, respectively, of the Company’s revenues. No other customers accounted for 10% or more of the Company’s revenues during these periods.

For the periods presented below, certain customers accounted for 10% or more of the Company’s accounts receivable balance as follows:

Customer	March 31, 2012	December 31, 2011
A	21%	10%
B	1%	11%
C	5%	14%

Customer A above is an automotive OEM, customer B is a diesel distributor and customer C is a diesel systems installer.

For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

	Three Months Ended March 31,
Vendor	2012	2011
A	15%	20%
B	9%	11%

Vendor A above is a catalyst supplier and vendor B is a substrate supplier.

d.	Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares include employee stock options and restricted stock units (“RSUs”) and other warrants and debt that are convertible into the Company’s common stock.

Diluted net loss per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred net losses in the three months ended March 31, 2012 and 2011, the effect of potentially dilutive securities has been excluded in the computation of net loss per share and net loss from continuing operations per share as their impact would be anti-dilutive. Potential common stock equivalents excluded consist of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Common stock options	754	304
RSUs	178	—
Warrants	935	914
Convertible notes	370	—

Total	2,237	1,218

e.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

f.	Fair Value Measurements

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

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to their variable interest rates. The fair value of long-term debt is approximately $4.6 million at March 31, 2012 based on estimated rates currently available to the Company. To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value. See Note 9 regarding the fair value of the Company’s warrants.

g.	Accounting Changes

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011. The guidance concerns disclosure only and adoption did not have an impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for reporting periods beginning after December 15, 2011 and full retrospective application is required. The guidance concerns disclosure only and adoption did not have an impact on our financial position or results of operations.

3.	Inventories

Inventories are stated at the lower of cost (FIFO method) or market and consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$3,688	$4,135
Work in progress	3,578	3,790
Finished goods	3,301	2,363

	$10,567	$10,288

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	Goodwill and Intangible Assets

Goodwill

The Company’s Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, has all of the Company’s allocated goodwill. The changes in the carrying amount of goodwill for the three months ended March 31, 2012 is as follows (in thousands):

Balance at December 31, 2011	$5,955
Effect of translation adjustment	112

Balance at March 31, 2012	$6,067

Intangible Assets

Intangible assets consist of the following (in thousands):

	Useful Life in Years	March 31, 2012	December 31, 2011
Trade name	15 – 20	$1,404	$1,387
Patents and know-how	5 – 12	5,071	4,987
Customer relationships	4 – 8	1,263	1,236

		7,738	7,610
Less accumulated amortization		(2,839)	(2,611)

		$4,899	$4,999

The Company recorded amortization expense of $0.2 million related to amortizable intangible assets during each of the three months ended March 31, 2012 and 2011.

Estimated amortization expense for existing intangible assets for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2012	$532
2013	710
2014	710
2015	705
2016	552

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued salaries and benefits	$1,772	$1,486
Sales tax payable	768	566
Accrued warranty	757	645
Deferred revenue	650	650
Liability for consigned precious metals	672	652
Other	754	916

	$5,373	$4,915

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Accrued Warranty

The Company accrues warranty upon shipment of its products. Accrued product warranties are included in accrued expenses on the accompanying consolidated balance sheets. Changes in the Company’s product warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$645	$466
Accrued warranty expense	217	69
Warranty claims paid	(123)	(55)
Translation adjustment	18	14

Balance at end of period	$757	$494

7.	Debt

Long-term debt consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Line of credit with FGI	$4,273	$4,527
6% shareholder note payable due 2013	1,549	1,520
8% subordinated convertible shareholder notes due 2016	3,000	3,000
Capital lease obligation	10	17

	8,832	9,064
Less current portion	(4,273)	(4,527)

	$4,559	$4,537

Line of Credit with FGI

On February 14, 2011, the Company and certain of its subsidiaries (the “Credit Subsidiaries”) entered into Sale and Security Agreements with FGI to provide for a $7.5 million secured demand facility backed by its receivables and inventory (the “FGI Facility”). The FGI Facility has an initial two-year term and may be extended at the Company’s option for additional one-year terms. The Company and the Credit Subsidiaries also entered into guarantees to guarantee the performance of their obligations under the Sale and Security Agreements. The Company also granted FGI a first lien collateral interest in substantially all of its assets.

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

The interest rate on advances or borrowings under the FGI Facility will be the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate” and was 7.50% at March 31, 2012. Any advances or borrowings under the FGI Facility are due on demand. The Company also agreed to pay FGI collateral management fees of: 0.44% per month on the face amount of eligible receivables as to which advances have been made and 0.55% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company paid FGI a one-time facility fee of $75,000 upon entry into the FGI Facility, and agreed to pay a $150,000 termination fee if it terminated within the first 360 days and $76,000 if it terminates in the second 360 days and prior to the expiration of the facility. FGI may terminate the facility at any time. As such, the facility fee was expensed in the first quarter of 2011. The termination fee is not payable upon a termination by FGI or upon non-renewal.

The Company accounts for the sale of accounts receivable under the FGI Facility as a secured borrowing with a pledge of the subject receivables as collateral in accordance with ASC 860, “Transfers and Servicing.” At March 31, 2012, the Company had $4.3 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $3.3 million. At March 31, 2012, the Company also had $1.0 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at March 31, 2012.

6% Shareholder Note Payable due 2013

On December 30, 2010, the Company executed a Loan Commitment Letter with Kanis S.A., a shareholder of the Company, pursuant to which Kanis S.A. loaned the Company $1.5 million. The loan bears interest on the unpaid principal at a rate of 6%, with interest only payable quarterly on each March 31, June 30, September 30 and December 31, commencing March 31, 2011. The loan matures on June 30, 2013. In addition to principal and accrued interest, the Company is obligated to pay Kanis S.A. at maturity a “Payment Premium” ranging from $0.1 million to $0.2 million based proportionally on the number of days that the loan remains outstanding. There is no prepayment penalty. The loan is unsecured. In connection with the loan, the Company issued Kanis S.A. warrants to acquire 25,000 shares of its common stock at $10.40 per share. The relative estimated fair value of such warrants represents a discount from the face amount of the loan and has been recorded as a discount from the loan amount. The discount is being amortized using the effective interest method over the term of the loan.

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

The Notes have a stated maturity of five years from the date of issuance. The original agreement allowed for the acceleration of the maturity of the Notes if: (i) the Company was in breach of the notes or other agreements with Kanis S.A., or (ii) Kanis S.A. provided written notice, not less than 30 days prior to such date, that it elected to accelerate the maturity to a date not earlier than November 11, 2012. On February 16, 2012, the Company and Kanis S.A. agreed to amend the terms of the Notes to modify the early redemption date from November 11, 2012 to May 12, 2013. The Notes also provide that the Company has the option to redeem the Notes at any time at a price equal to 100% of the face amount plus accrued and unpaid interest through the date of redemption. There is no prepayment penalty. The Notes are unsecured obligations of the Company and subordinated to existing and future secured indebtedness of the Company.

The outstanding principal balance of, and accrued and unpaid interest on, the Notes are convertible at the option of Kanis S.A. at anytime upon written notice given not less than 75 calendar days prior to the date of conversion into shares of the Company’s common stock at an initial conversion price of $7.044 per share, which is equal to 120% of the consolidated closing bid price per share of the Company’s common stock on April 8, 2011. The Company cannot effect any conversion of the Notes, and Kanis S.A. cannot convert any portion of the Notes, to the extent that after giving effect to such conversion, the aggregate number of shares of Company common stock issued upon conversion would exceed 369,853 shares.

In connection with the amendment, on February 16, 2012, the Company issued to Kanis S.A., warrants to acquire 5,000 shares of its common stock at $3.80 per share. The warrants are exercisable on or after August 16, 2014 and expire on the earlier of (x) August 16, 2017 and (y) that date that is 30 days after the Company gives notice to the warrant holder that the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days, which 10 consecutive days commence on or after August 16, 2014. The Company did not receive any cash consideration for the issuance of the warrants. The Company relied on the private placement exemption provided by Regulation S.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Stockholders’ Equity

As of March 31, 2012, the Company had 12.1 million shares authorized, 12 million of which are $0.01 par value common stock and 100,000 of which are $0.01 par value preferred stock.

On October 7, 2011, the Company signed a Purchase Agreement with LPC, together with a Registration Rights Agreement, whereby LPC agreed to purchase up to $10.0 million of the Company’s common stock over a 30-month period. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the SEC on October 13, 2011 covering 1,823,577 shares that have been issued or may be issued to LPC under the Purchase Agreement. Of the shares registered, 40,247 shares were issued to LPC as a commitment fee upon entering into the Purchase Agreement; 80,494 shares may be issued to LPC pro rata as an additional commitment fee as up to $10.0 million of our common stock is purchased by LPC; and 1,702,836 represent shares that the Company may sell to LPC under the Purchase Agreement. The registration statement related to the transaction was declared effective by the SEC on December 5, 2011. Accordingly, the Company has the right, in its sole discretion, over a 30-month period to sell shares of its common stock to LPC in amounts of up to $0.5 million to up to $1.5 million per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million.

There are no upper limits to the price LPC may pay to purchase the Company’s common stock and the purchase price of the shares related to the $10.0 million of future funding will be based on the prevailing market prices of the Company’s shares preceding the time of sales as computed in accordance with the Purchase Agreement without any fixed discount, with the Company controlling the timing and amount of future sales, if any, of shares to LPC. The purchase price per share is equal to the lesser of the lowest sales price of our common stock on the purchase date or the average of the three lowest closing sales prices of our common stock during the twelve consecutive business days prior to the date of the purchase by LPC.

LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock. The fair value of the 40,247 shares issued as the initial commitment fee of $0.1 million is recorded as a deferred charge in other assets in the accompanying balance sheet at March 31, 2012 and will be amortized into equity over the usage of the equity line. The Company may terminate the Purchase Agreement at any time at its discretion without any cost or penalty. The proceeds received by the Company under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

9.	Warrants

Warrant activity for the three months ended March 31, 2012 and warrant information as of March 31, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2011	929,914	$15.13	$2.80 - $169.47
Warrants issued	5,000	$3.80	$3.80

Outstanding at March 31, 2012	934,914	$15.07	$2.80 - $169.47

Warrants exercisable at March 31, 2012	904,914	$15.26	$2.80 - $169.47

Aggregate intrinsic value	$13,276

Warrant Liability

The Company evaluates warrants on issuance and at each reporting date to determine proper classification as equity or as a liability. The Company has 379,678 outstanding warrants issued to former CSI Class A shareholders in connection with the business combination between Clean Diesel Technologies, Inc. (“CDTI”) and Catalytic Solutions, Inc. (“CSI”) on October 15, 2010 (the “Merger”) that it is required to physically settle by delivering registered shares. In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to maintain registration of the warrant shares, it does not specifically preclude cash settlement. Accordingly, the Company’s agreement to deliver registered shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. The contracts for the remaining warrants allow for settlement

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in unregistered shares and do not contain any other characteristics that would result in liability classification. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying consolidated balance sheets and are only valued on the issuance date and not subsequently revalued. The Company evaluated the balance sheet classification of all warrants at March 31, 2012 and noted no changes.

The liability-classified warrants are considered Level 3 in the fair value hierarchy because they are valued based on unobservable inputs. The Company determined the fair value of its liability-classified warrants using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that market conditions will be achieved. The assumptions used in the Monte Carlo simulation model were as follows:

	March 31, 2012	December 31, 2011
Expected volatility	58.0%	58.8%
Risk-free interest rate	0.5%	0.7%
Closing price of Clean Diesel Technologies, Inc. common stock	$4.03	$2.80

Due to the significant change in the Company following the Merger, CDTI’s historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company utilized an estimate based upon a weighted average of implied and historical volatility of a portfolio of peer companies and CDTI’s historical volatility.

The liability is remeasured at the end of each reporting period with changes in fair value recognized in other income (expense) in the consolidated statements of operations and comprehensive loss. The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$100	$1,238
Exercise of common stock warrants	—	(39)
Remeasurement of common stock warrants	141	(433)

Balance at end of period	$241	$766

10.	Share Based Payment

The Company’s 1994 Incentive Plan, as amended (the “Plan”) provides for the awarding of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards, bonuses or other forms of share-based awards or cash, or combinations of these to the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as the board of directors may determine. The Plan is more fully described in Note 13 to the Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

Stock-based compensation expense for both employee and non-employee awards is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Selling, general and administrative	$66	$320
Research and development	17	—

Total stock-based compensation expense	$83	$320

On March 8, 2012, the Compensation and Nominating Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the grant of nonqualified stock options and RSUs to the Company’s newly-appointed Chief Executive Officer and President in reliance on the employment inducement exception to the NASDAQ rules that require shareholder approval of equity-based incentive plans and awards. The Company granted 176,676 nonqualified stock options at an exercise price of $2.83 per share. These options are subject to the terms and conditions of the Plan, have a ten-year term, and vest 28% on the first anniversary of the date of grant and 9% quarterly thereafter. The Company also granted 58,892 RSUs at a fair value of $2.83 per unit. These RSUs are subject to the terms and conditions of the Plan and vest 28% on the first anniversary of the date of grant and 9% quarterly thereafter, beginning June 20, 2013.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 22, 2012, the Compensation Committee approved the grant of long-term incentive awards to certain executive officers consisting of nonqualified stock options and RSUs. The Company granted a total of 283,161 nonqualified stock options at an exercise price of $3.06 per share, a third of which vest on each of the first, second and third anniversaries of the date of grant. The Company also issued 94,387 RSUs at a fair value of $3.06 per unit, a third of which vest on March 20, 2013 (the “Vesting Commencement Date”) and each of the first and second anniversaries of the Vesting Commencement Date.

Stock Options

Stock option activity for the three months ended March 31, 2012 and stock option information as of March 31, 2012 is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	301,634	$18.57
Granted	459,837	$2.97
Expired	(7,581)	$87.00

Outstanding at March 31, 2012	753,890	$8.37	9.12	$513,177

Exercisable at March 31, 2012	277,388	$17.64	7.77	$8,835

The aggregate intrinsic value represents the difference between the exercise price and the Company’s closing stock price on the last trading day of the quarter.

The Company estimates the fair value of stock options using a Black-Scholes valuation model. The weighted-average fair value and assumptions used for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
Expected volatility	85.4%	77.4%
Risk-free interest rate	1.1%	2.0%
Dividend yield	—	—
Expected life in years	5.96	5.25
Weighted average grant date fair value	$2.12	$3.66
Forfeiture rate	0.0%	0.0%

The expected term of the options has historically been based upon the historical term until exercise or expiration of all granted options. Due to the significant change in the Company following the Merger and significant change in the terms of the options granted, CDTI’s historical exercise data was not considered to provide a reasonable basis for estimating the expected term for current option grants. As such, the expected term of stock options granted in 2012 and 2011 was determined using the “simplified method” as allowed under ASC 718-10-S99. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options. Also, due to the significant change in the Company following the Merger, CDTI’s historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company utilized an estimate based upon the historical and implied volatility of a portfolio of peer companies. The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option. The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the future.

Compensation costs for stock options that vest over time are recognized over the vesting period on a straight-line basis. As of March 31, 2012, the Company had $1.0 million of unrecognized compensation cost related to stock option grants that remained to be recognized over vesting periods. These costs are expected to be recognized over a weighted average period of 2.8 years.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There was no cash received from option exercises under any share-based payment arrangements for the three months ended March 31, 2012 or 2011.

Restricted Stock Units

RSU activity for the three months ended March 31, 2012 and RSU information as of March 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested share units at December 31, 2011	25,238	$5.64
Granted	153,279	$2.97
Forfeited	(400)	$6.17

Non-vested share units at March 31, 2012	178,117	$3.34	$163,514

As of March 31, 2012, the Company had approximately $0.5 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.7 years.

11.	Contingencies

Legal Proceedings

On September 30, 2008, Applied Utility Systems, Inc. (“AUS”), a former subsidiary of the Company, filed a complaint against Benz Air Engineering, Inc. (“Benz Air”). The Company sold the majority of the assets of AUS to Johnson Matthey (“JM”) on October 1, 2009; however, this lawsuit was excluded from the sale. The complaint was amended on January 16, 2009, and asserted claims against Benz Air for breach of contract, common counts and slander. AUS was seeking $0.2 million in damages, plus interest, costs and applicable penalties. In response to the complaint, Benz Air filed a cross-complaint on November 17, 2008, which named both AUS and the Company as defendants. The cross-complaint asserted claims against AUS and the Company for breach of oral contract, breach of express warranty, breach of implied warranty, negligent misrepresentation and intentional misrepresentation and was seeking not less than $0.3 million in damages, plus interest, costs and punitive damages. The trial was concluded on July 29, 2011 with the jury awarding AUS $0.2 million plus interest as well as an additional $0.3 million for false statements. On October 18, 2011, the trial court granted Benz Air’s motion and overturned the jury’s verdict regarding the $0.3 million for false statements, and denied Benz Air’s motion to overturn the jury’s verdict on the remaining counts. In addition, the trial court awarded the Company over $0.5 million in attorney’s fees. In the fourth quarter of 2011, the Company recorded a gain of $0.2 million related to a partial recovery of the award from the Benz Air litigation. The Company is pursuing the balance of the award. Benz Air has filed a notice of appeal but has not yet filed their opening appellate brief so their grounds for appeal cannot be evaluated. As such, the financial statements as of March 31, 2012 do not include any adjustments related to this judgment.

On April 30, 2010, CDTI received a complaint from the Hartford, Connecticut office of the U.S. Department of Labor under Section 806 of the Corporate and Criminal Fraud Accountability Act of 2001, Title VIII of the Sarbanes-Oxley Act of 2002, alleging that a former employee had been subject to discriminatory employment practices. CDTI’s Board of Directors terminated the employee’s employment on April 19, 2010. The complainant in this proceeding does not demand specific relief. However, the statute provides that a prevailing employee shall be entitled to all relief necessary to make the employee whole, including compensatory damages, which may be reinstatement, back pay with interest, front pay, and special damages such as attorney’s and expert witness fees. CDTI responded on June 14, 2010, denying the allegations of the complaint. On March 29, 2011, the U.S. DOL investigator assigned to this matter requested information and documentation regarding the former employee’s allegations and the Company provided responsive documents as requested. The Company also responded to additional requests from the DOL regarding electronic correspondence. On October 6, 2011, the DOL investigator requested that the Company provide additional information and requested interviews with certain individuals. The

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company responded to those requests. On April 16, 2012, the DOL requested that the Company take part in non-binding mediation with the employee. The Company has granted that request but to date no mediation has been scheduled. Based upon current information, management, after consultation with legal counsel defending the Company’s interests, believes the ultimate disposition will have no material effect upon its business, results or financial position. As no specific quantification of damages has been provided by the Claimant, the Company cannot provide a reasonable range of possible outcomes.

BP Products North America (“BP”), a subsidiary of British Petroleum (BP p.l.c.) has made claims against JM as the parent company of and purchaser of AUS, pertaining to the Whiting Refinery SPS NOx Reduction Project. BP alleges JM is liable for default damages and various other set-offs to the contract price and has retained a significant portion of the contract amount, as well as made claims for additional damages. JM maintains that it fully performed its obligations under the contract, and BP has acted in bad faith and has inappropriately withheld the contract proceeds and is further liable for various other damages. On May 12, 2010, JM tendered to the Company a claim for indemnification under the Asset Purchase Agreement dated October 1, 2009, among JM, CSI and AUS. JM and AUS have exchanged expert reports with BP regarding the factual issues; however, a recent mediation did not result in a settlement and it is unclear whether or not the matter will proceed to litigation. Any potential obligation is not expected to have a material impact on the Company, its results of operations or its financial position.

In addition to the foregoing, the Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

12.	Segment Reporting

The Company has two division segments based on the products it delivers:

Heavy Duty Diesel Systems division — The Heavy Duty Diesel Systems division designs and manufactures verified exhaust emissions control solutions. This division offers a full range of products for the verified retrofit and OEM markets through its distributor/dealer network and direct sales. The ECS and Clean Diesel Technologies-branded products are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. The retrofit market in the U.S. is driven in particular by state and municipal environmental regulations and incentive funding for voluntary early compliance. The Heavy Duty Diesel Systems division derives significant revenues from retrofit with a portfolio of solutions verified by the California Air Resources Board and the United States Environmental Protection Agency.

Catalyst division — The Catalyst division produces catalyst formulations to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications. A family of unique high-performance catalysts has been developed — with base-metals or low platinum group metal and zero platinum group metal content — to provide increased catalytic function and value for technology-driven automotive industry customers. The Catalyst division’s technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and it has supplied over ten million parts to light duty vehicle customers since 1996. The Catalyst division also provides catalyst formulations for the Company’s Heavy Duty Diesel Systems division. Intersegment revenues are based on market prices.

Corporate — Corporate includes cost for personnel, insurance, recapitalization expense and public company expenses such as legal, audit and taxes that are not allocated down to the operating divisions.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues
Heavy Duty Diesel Systems	$12,601	$9,458
Catalyst	6,104	4,755
Corporate	—	—
Eliminations (1)	(1,706)	(429)

Total	$16,999	$13,784

(Loss) income from operations
Heavy Duty Diesel Systems	$(364)	$331
Catalyst	(332)	(386)
Corporate	(1,688)	(1,834)
Eliminations (1)	(41)	(17)

Total	$(2,425)	$(1,906)

(1)	Elimination of Catalyst revenue and profit in ending inventory related to sales to Heavy Duty Diesel Systems.

The Company conducted an intercompany transfer pricing study in the end of 2011 which resulted in it adjusting the prices its group companies charge each other for the sale of products and services. The Catalyst division adjusted certain prices it charges for products sold to the Heavy Duty Diesel Systems division to be consistent with market prices. The impact for the full year was recorded in the fourth quarter of 2011 which resulted in a $1.3 million increase in revenues for the Catalyst division and the offsetting intercompany eliminations. The change also resulted in a $1.3 million decrease in loss from continuing operations for the Catalyst division with an offsetting decrease in income from continuing operations for the Heavy Duty Diesel Systems division for the year ended December 31, 2011. Of this amount, $1.0 million related to previous interim periods in 2011 with the impact on the individual quarters of $0.1 million, $0.4 million and $0.5 million for the quarters ended March 31, June 30, and September 30, 2011, respectively. Catalyst division revenues and eliminations and the Heavy Duty Diesel Systems and Catalyst income (loss) from operations for the three months ended March 31, 2011 have been recast to reflect the impact of this change in measurement. The change in intercompany pricing did not result in any change in consolidated revenues or in the consolidated loss from operations.

Net sales by geographic region are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
United States	$5,999	$5,843
Canada	4,923	5,764
United Kingdom	4,321	224
Sweden	1,756	1,953

Total	$16,999	$13,784

Geographic information is based on country of origin. The majority of Canadian sales are to U.S. customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, see “Cautionary Note Concerning Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, as a result of many important factors, including those set forth in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

We organize our operations in two business divisions: the Heavy Duty Diesel Systems division and the Catalyst division.

Heavy Duty Diesel Systems: Through our Heavy Duty Diesel Systems division we design and manufacture verified exhaust emissions control solutions. Our Heavy Duty Diesel Systems division offers a full range of products for the verified retrofit and original equipment manufacturer, or OEM, markets through its distribution/dealer network and direct sales. These ECS and Clean Diesel Technologies-branded products, such as Purifilter®, Purifier™, ARIS® and exhaust gas recirculation with selective catalytic reduction are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 74% and 69% of the total consolidated revenues for the three months ended March 31, 2012 and 2011, respectively.

Catalyst: Through our Catalyst division, we produce catalyst formulations to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications. A family of unique high-performance catalysts has been developed — with base-metals or low platinum group metal and zero- platinum group metal content — to provide increased catalytic function and value for technology-driven automotive industry customers. Our technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and we have supplied over ten million parts to light duty vehicle customers since 1996. Our Catalyst division also provides catalyst formulations for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 26% and 31% of the total consolidated revenues for the three months ended March 31, 2012 and 2011, respectively.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, accounting for income taxes, business combinations, goodwill, impairment of long-lived assets other than goodwill, stock-based compensation and warrant derivative liability have the greatest potential impact on our Condensed Consolidated Financial Statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013. Retrospective application is required. The guidance concerns disclosure only and will not have an impact on our financial position or results of operations.

For additional discussion regarding other recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Factors Affecting Future Results

Factors Affecting our Heavy Duty Diesel Systems Division

The nature of our business and, in particular, our Heavy Duty Diesel Systems division, is heavily influenced by government funding of emissions control projects and increased diesel emission control regulations. Compliance with these regulatory initiatives drives demand for our products and the timing of implementation of emission reduction projects. For example, following the passage of the American Recovery and Reinvestment Act of 2009 (commonly referred to as the Stimulus Bill), government spending (both federal and state) increased. As such, our Heavy Duty Diesel Systems divisions had increased revenues due to this additional funding in 2010. The President’s initial U.S. fiscal year 2012 budget proposed elimination of EPA funding under the Diesel Emissions Reduction Act (DERA), however the final U.S. budget reinstated funding of approximately $30 million. The President’s U.S. fiscal year 2013 budget proposal includes EPA funding under DERA for $15 million. However, funding for diesel retrofit programs in 2012 is expected to continue to accrue from funds allocated under the Stimulus Bill and other sources such as the funding under California’s Proposition 1B and from funding provided by the U.S. Department of Transportation under its Congestion Mitigation and Air Quality Improvement Program. In addition, government mandates around the world are being used increasingly to combat diesel emissions. In particular, mandates such as those in London and California described below frequently require private vehicle fleet owners to pay for the emission retrofit devices to make their vehicles compliant with emission standards.

Emission reduction programs are often one-off, or have staggered compliance dates, which mean they do not generally result in a regular source of recurring revenues for our company. For example, London, U.K. had mandated that certain heavy duty diesel vehicles entering the London Low Emissions Zone (or LEZ) were required to meet certain emission standards by January 2012. We believe that approximately 20,000 such vehicles were required to have a retrofit emission control device installed on the vehicle by year end 2011. In December 2011, the regulator extended the deadline for compliance into the first quarter of 2012. We believe that the bulk of the vehicles were retrofitted in the fourth quarter of 2011, with sales of our products of approximately $6 million in the fourth quarter and $8 million in the full year 2011. However, due to the extension, we recorded additional sales of $4.3 million in the first quarter of 2012. We believe that this program is now virtually complete and as such, sales in London will drop off considerably in the second quarter of 2012 and beyond. We are exploring opportunities to participate in other such retrofit programs in Europe, which may yield product sales in 2012 and beyond. We may incur supplier accreditation, product verification, sales and marketing and inventory build-up costs before we can realize revenues from such potential opportunities. In addition, the California Air Resources Board has mandated that all Class 7 and Class 8 heavy diesel trucks meet certain emission targets by 2016, with interim targets established for 2011, 2012 and 2013, such that 90% of current operating diesel trucks will be required to meet these targets by 2014. We estimate that this rule will require well over 100,000 heavy duty diesel trucks to be replaced or retrofitted. We estimate that approximately 60,000 to 70,000 vehicles will elect to retrofit and will form the target market for our products, providing us with an opportunity to sell our products and generate revenue in 2012, 2013 and 2014. We expect sales in California to occur primarily in the second half of the year as the annual compliance deadline approaches at the end of the year. We will incur product verification and other expenditures relating to sales and marketing activities before we record orders and start shipping products. While we cannot guarantee that we will be successful in gaining any particular level of sales from the various funding sources, emission programs and mandates, we expect to pursue these opportunities. The timing of these sales is uncertain and could result in fluctuations in revenue from quarter to quarter during this year and beyond.

Factors Affecting our Catalyst Division

Because the customers of our Catalyst division are OEM auto makers, our business is also affected by macroeconomic factors that impact the automotive industry generally, which can result in increased or decreased purchases of vehicles, and consequently demand for our products. The global economic crisis in the latter half of 2008 that continued through 2011 had a negative effect on our customers in the automotive industry. As such, demand for our products, which our OEM auto customers incorporate into the vehicles they sell, decreased. In the future, if similar macroeconomic factors or other factors affect our customer base, our revenues will be similarly affected. In January 2011, we began shipment of catalysts to a new automobile manufacturer. We expect to continue shipping catalysts to this new customer during 2012. Demand from this customer has not yet been fully stabilized as it represents a catalyst for a new model of automobile and, as such, the timing and volume of sales to this customer are uncertain from quarter to quarter. Sales to our largest OEM auto customer are dependent on the sales of their automobiles. At present, we expect sales to this customer to be fairly stable in the second quarter compared to the first quarter of 2012.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

We conducted an intercompany transfer pricing study in the end of 2011 which resulted in us adjusting the prices our group companies charge each other for the sale of products and services. The Catalyst division adjusted certain prices it charges for products sold to the Heavy Duty Diesel Systems division to be consistent with market prices. The impact for the full year was recorded in the fourth quarter of 2011 which resulted in a $1.3 million increase in revenues for the Catalyst division and the offsetting intercompany eliminations. The change also resulted in a $1.3 million decrease in loss from continuing operations for the Catalyst division with an offsetting decrease in Heavy Duty Diesel Systems income from continuing operations for the year ended December 31, 2011. Of this amount, $1.0 million related to previous interim periods in 2011 with the impact on the individual quarters of $0.1 million, $0.4 million and $0.5 million for the quarters ended March 31, June 30, and September 30, 2011, respectively. The Catalyst revenues and related eliminations and the Heavy Duty Diesel Systems and Catalyst income (loss) from operations for the three months ended March 31, 2011 have been recast to reflect the impact of this change in measurement. The change in intercompany pricing did not result in any change in consolidated revenues or in the consolidated loss from operations.

Revenues

The table below and the tables in the discussion that follow are based upon the way we analyze our business. See Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our divisions.

	Three Months Ended March 31,
	2012	% of Total Revenue	2011	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$12.6	74.1%	$9.4	68.6%	$3.2	33.2%
Catalyst	6.1	35.9%	4.8	34.5%	1.3	28.4%
Intercompany revenue	(1.7)	(10.0)%	(0.4)	(3.1%)	(1.3)	NM

Total revenue	$17.0	100.0%	$13.8	100.0%	$3.2	23.3%

Total revenue for the three months ended March 31, 2012 increased by $3.2 million, or 23.3%, to $17.0 million from $13.8 million for the three months ended March 31, 2011.

Revenues for our Heavy Duty Diesel Systems division for the three months ended March 31, 2012 increased $3.2 million, or 33.2%, to $12.6 million from $9.4 million for the three months ended March 31, 2011. The increase was due to sales in the London LEZ of $4.3 million and an increase in sales in California of $0.8 million, partially offset by a decline in other North American and European sales of $1.7 million and an unfavorable currency translation impact of $0.2 million.

Revenues for our Catalyst division for the three months ended March 31, 2012 increased $1.3 million, or 28.4%, to $6.1 million from $4.8 million for the three months ended March 31, 2011. The increase was due to $1.3 million in higher intercompany sales of catalysts to our Heavy Duty Diesel Systems division. In addition, sales for the Catalyst division to its Japanese OEM customer increased $0.7 million, driven primarily by increased prices of rare earth raw materials that were passed on to the customer. This was offset by a reduction of $0.7 million in sales to other OEM customers for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Cost of revenues

Cost of revenues increased by $3.2 million, or 33.6% to $13.0 million for the three months ended March 31, 2012, compared to $9.8 million for the three months ended March 31, 2011. The primary reason for the increase in costs was higher product sales volume. Additionally, we incurred $0.6 million in expense for the write-down of excess inventory primarily related to the London LEZ program which is virtually complete (see “—Factors Affecting Future Results” above).

Gross Profit

The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Three Months Ended March 31,
	2012	% of Revenue (1)	2011	% of Revenue (1)	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$2.8	22.0%	$2.8	30.1%	$—	(2.5)%
Catalyst	1.2	19.8%	1.2	24.8%	—	2.2%
Intercompany eliminations	—	—	—	—	—	—

Total gross profit	$4.0	23.2%	$4.0	29.1%	$—	(1.7)%

(1)	Division calculation based on division revenue. Total based on total revenue.

Gross profit was consistent at $4.0 million in the three months ended March 31, 2012 and March 31, 2011. Gross margin was 23.2% during the three months ended March 31, 2012 compared to 29.1% during the three months ended March 31, 2011. In both our Heavy Duty Diesel Systems division and our Catalyst division, an increase in gross profit resulting from increased sales was offset by the impact of the write-down of excess inventory related to the completion of the London LEZ program and the impact of other declines in gross margin for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Gross profit in our Catalyst division was consistent at $1.2 million as the impact of higher sales volume was offset by a decline in gross margin, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

The decrease in gross margin for our Heavy Duty Diesel Systems division from 30.1% for the three months ended March 31, 2011 to 22.0% for the three months ended March 31, 2012 is a result of the write-down of inventory as described above and the impact of product mix and discounting in the London LEZ. We anticipate that gross margins in this business will gradually improve as a result of improved product mix driven by the expected reduction in sales in the London LEZ and by higher volumes of sales as a result of the California Truck and Bus rules that are anticipated in the second half of the year (see “—Factors Affecting Future Results” above).

The decrease in gross margin for our Catalyst division from 24.8% for the three months ended March 31, 2011 to 19.8% for the three months ended March 31, 2012 is a result of the impact of unfavorable product mix and the escalation of prices of rare earth materials that we use in our catalysts. One of our OEM customers provides price adjustments to isolate us from the impact of rare earth cost increases, but that addition solely covers cost without any additional profit. With the significant increases in rare earth prices, this cost reimbursement is dilutive to margin on a percent of sales. With two of our other OEM customers, we did not get reimbursed for the increased costs of the rare earth material but are pursuing both for retroactive reimbursement for the first quarter of 2012 as well as for future business. As a result of an anticipated shift in mix to products with higher pass through content at zero margin, we expect to continue to see lower margins in this division through the second quarter of 2012 with margins improving to levels comparable to 2011 in the second half of 2012 (see “—Factors Affecting Future Results” above).

Operating Expenses

The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Three Months Ended March 31,
	2012	% of Total Revenue	2011	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$4.5	26.2%	$4.4	31.9%	$0.1	1.1%
Research and development	1.9	11.3%	1.5	11.0%	0.4	26.5%

Total operating expenses	$6.4	37.5%	$5.9	42.9%	$0.5	7.6%

For the three months ended March 31, 2012, operating expenses increased by $0.5 million to $6.4 million from $5.9 million for the three months ended March 31, 2011.

Selling, general and administrative expenses

For the three months ended March 31, 2012, selling, general and administrative expenses increased by $0.1 million, or 1.1%, to $4.5 million from $4.4 million for the three months ended March 31, 2011. This increase is primarily a result of executive recruiting and relocation expenses incurred in filling two key executive positions during the quarter as well as additional hiring in support of the California Truck and Bus rule, offset by a reduction in stock based compensation. Selling, general and administrative expenses as a percentage of revenues decreased to 26.2% in the three months ended March 31, 2012 compared to 31.9% in the three months ended March 31, 2011.

Research and development expenses

For the three months ended March 31, 2012, research and development expenses increased by $0.4 million, or 26.5%, to $1.9 million from $1.5 million for the three months ended March 31, 2011. The increase in research and development expenses was primarily attributable to material and outside test lab expenses for new product verifications to broaden our product offering in California and the rest of North America. As a percentage of revenues, research and development expenses were 11.3% in the three months ended March 31, 2012, compared to 11.0% in the three months ended March 31, 2011.

Other expense

The following table shows the components of other expense and other (expense) income as a percentage of revenues for the periods indicated.

	Three Months Ended March 31,
	2012	% of Total Revenue	2011	% of Total Revenue
	(Dollars in millions)
Interest expense	$(0.3)	(1.9)%	$(0.2)	(1.5)%
(Loss) gain on change in fair value of common stock warrant liability	(0.1)	(0.8)%	0.4	3.1%
All other, net	(0.2)	(1.1)%	(0.3)	(1.9)%

Total other expense	$(0.6)	(3.8)%	$(0.1)	(0.3)%

For the three months ended March 31, 2012, we incurred interest expense of $0.3 million compared to $0.2 million in the three months ended March 31, 2011. For the three months ended March 31, 2012, there was $0.1 million in expense related to the change in fair value of liability classified common stock warrants compared to a gain of $0.4 million in the three months ended March 31, 2011.

Net loss

For the foregoing reasons, we had a net loss of $2.8 million for the three months ended March 31, 2012 compared to a net loss of $2.2 million for the three months ended March 31, 2011. Excluding net loss of $0.1 million in the three months ended March 31, 2012 from discontinued operations, we had a net loss from continuing operations of $2.7 million for the three months ended March 31, 2012 compared to a net loss from continuing operations of $2.2 million for the three months ended March 31, 2011. We continue to have legal and other expenses related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 17 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of March 31, 2012, we had an accumulated deficit of approximately $167.8 million compared to $165.0 million at December 31, 2011. We have also had negative cash flows from operations from inception through the year ended December 31, 2011. For the three months ended March 31, 2012, we generated cash flows from operations of $1.0 million. We had $4.4 million in cash and cash equivalents at March 31, 2012 compared to $3.5 million in cash and cash equivalents at December 31, 2011, and total current liabilities of $16.6 million at March 31, 2012 compared to $15.8 million at December 31, 2011.

Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales. We took several steps in 2011 to improve our liquidity position. In February 2011, we entered into a $7.5 million secured demand financing facility with FGI backed by our receivables and inventory and repaid our previous demand facility with Fifth Third Bank. At March 31, 2012, we had $4.3 million in borrowings outstanding with $3.2 million available under our FGI credit facility, subject to the availability of eligible accounts receivable and inventory balances for collateral. In May 2011, we issued $3.0 million of our 8% subordinated convertible notes to a shareholder. Additionally, on July 5, 2011, we closed a public offering in which we sold 3,053,750 shares of common stock and received $10.2 million in net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses.

We continue to pursue revenue generating opportunities relating to special government mandated retrofit programs in California and potentially others in various jurisdictions domestically and internationally. Opportunities such as these require cash investment in operating expenses and working capital such as inventory and receivables prior to realizing profits and cash from sales. To address the potential need for capital, in October 2011, we signed a purchase agreement , together with a registration rights agreement, with LPC, whereby LPC has agreed to purchase up to $10.0 million of our common stock over a 30-month period. We have registered 1,823,577 shares related to the transaction, 40,247 shares of which were issued to LPC as a commitment fee; 80,494 shares may be issued to LPC as an additional commitment fee on a pro rata basis as up to $10.0 million of our common stock is purchased by LPC; and 1,702,836 represent shares that we may sell to LPC under the Purchase Agreement. We have the right, in our sole discretion, over a 30-month period to sell shares of our common stock to LPC in amounts of up to $0.5 million to up to $1.5 million per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million. Assuming a purchase price of $3.28 per share (the closing sale price of our common stock on May 4, 2012) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to us would be $5.6 million. We expect to use the proceeds received under the Purchase Agreement for working capital and general corporate purposes.

Due to improved financial performance and actions taken to improve our liquidity, including the availability with FGI and LPC, as discussed above, management believes that we will have access to sufficient working capital to sustain operations through at least the next twelve months. However, no assurances can be provided that we will have sufficient cash and credit to sustain operations or that we will, if necessary, be able to raise additional capital or reduce discretionary spending to provide the required liquidity. In the meantime, we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations for the foreseeable future.

The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(Dollars in millions)
Cash provided by (used in):
Operating activities	$1.0	$(2.1)	$3.1	147.6%
Investing activities	$(0.1)	$(0.3)	$0.2	66.7%
Financing activities	$(0.3)	$(1.5)	$1.2	80.0%

Cash provided by (used in) operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters.

Cash provided by operating activities in the three months ended March 31, 2012 was $1.0 million, an increase of $3.1 million from the three months ended March 31, 2011, when our operating activities used $2.1 million of cash. The increase in cash provided by operations was due to a $3.9 million increase in cash provided related to the change in net operating assets and liabilities partially offset by a $0.8 million increase in net loss from continuing operations, after giving consideration to non-cash operating items. Non-cash operating items include depreciation and amortization, stock-based compensation, the change in valuation of liability-classified warrants, non-cash interest expense and foreign exchange gain or loss for both periods and amortization of deferred financing costs for the three months ended March 31, 2011. The increase in net loss from continuing operations was primarily due to lower margins related to product sales mix in the Heavy Duty Diesel division, the impact of rare earth price increases in the Catalyst division and the write-down of inventory related to the London LEZ program. Cash provided related to the change in net operating assets and liabilities was $3.4 million in the three months ended March 31, 2012 as compared to $0.5 million in cash used related to changes in net operating assets and liabilities in the three months ended March 31, 2011. The increase in cash provided in the three months ended March 31, 2012 is primarily due to a $5.2 million increase in cash provided related to the change in accounts receivable due primarily to collections on fourth quarter 2011 sales in the Heavy Duty Diesel Systems business partially offset by a $1.3 million decrease in cash provided related to the change in accounts payable due to the wind down of the London LEZ project.

Cash used in investing activities

Our cash flows from investing activities primarily relate to asset sales and acquisitions, our Asian investment as well as capital expenditures and other assets to support our growth plans.

Net cash used in investing activities was $0.1 million in the three months ended March 31, 2012 compared to cash used of $0.3 million in the three months ended March 31, 2011. Cash used in investing activities in the three months ended March 31, 2012 and 2011 relates primarily to purchases of property and equipment.

Cash used in financing activities

Since inception, we have financed our net operating cash usage through a combination of financing activities such as issuance of equity or debt and investing activities such as sale of intellectual property or other assets. Changes in our cash flows from financing activities primarily relate to borrowings and payments under debt obligations.

Net cash used in financing activities was $0.3 million in the three months ended March 31, 2012, compared to cash used of $1.5 million in the three months ended March 31, 2011. Cash used in the three months ended March 31, 2012 is related to the net decrease in borrowings under our line of credit with FGI. Cash used in financing activities in the three months ended March 31, 2011 included $1.6 million in payment of a settlement obligation pursuant to the October 20, 2010 settlement agreement with respect to litigation and other disputes in connection with our purchase of AUS assets in August 2006, and the payment of $0.1 million in debt issuance costs partially offset by $0.2 million in proceeds from the exercise of common stock warrants.

Description of Indebtedness

Our outstanding borrowings at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Line of credit with FGI	$4.3	$4.5
6% shareholder note payable due 2013	1.5	1.5
8% subordinated convertible shareholder notes due 2016	3.0	3.0
Capital lease obligation	—	0.1

	$8.8	$9.1

Line of Credit with FGI

On February 14, 2011, we and certain of our subsidiaries (the “Credit Subsidiaries”) entered into separate Sale and Security Agreements with FGI to provide for a $7.5 million secured demand facility backed by our receivables and inventory (the “FGI Facility”). The FGI facility has an initial two-year term and may be extended at our option for additional one-year terms. We and the Credit Subsidiaries also entered into guarantees to guarantee the performance of their obligations under the Sale and Security Agreements. We also granted FGI a first lien collateral interest in substantially all of our assets.

Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow up to $1.0 million against eligible inventory subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. The interest rate on advances or borrowings under the FGI facility will be the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate” and was 7.50% at March 31, 2012. Any advances or borrowings under the FGI facility are due on demand. We also agreed to pay FGI collateral management fees of: 0.44% per month on the face amount of eligible receivables as to which advances have been made and 0.55% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI facility are less than $2.4 million, we agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which our advances or borrowings are less than the agreed $2.4 million minimum.

We account for the sale of accounts receivable under the FGI facility as a secured borrowing with a pledge of the subject receivables as collateral. At March 31, 2012, we had $4.3 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $3.3 million. At March 31, 2012, we also had $1.0 million in borrowings outstanding against eligible inventory. We were in compliance with the terms of the FGI Facility at March 31, 2012.

We paid FGI a onetime facility fee of $75,000 upon entry into the FGI facility, and agreed to pay a $150,000 termination fee if we terminated within the first 360 days and $76,000 if we terminate in the second 360 days. FGI may terminate the facility at any time.

Loan from Kanis S.A.

On December 30, 2010, we executed a Loan Commitment Letter with Kanis S.A., a shareholder of our company, pursuant to which Kanis S.A. loaned us $1.5 million. The unsecured loan bears interest on the unpaid principal at a rate of 6% per annum, with interest only payable quarterly on each March 31, June 30, September 30 and December 31, commencing March 31, 2011 and matures on June 30, 2013. In addition to principal and accrued interest, we are obligated to pay Kanis S.A. at maturity a “Payment Premium” ranging from $0.1 million to $0.2 million based proportionally on the number of days that the loan remains outstanding. There is no prepayment penalty.

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

8% Subordinated Convertible Notes Due 2016

On May 6, 2011, we issued to Kanis S.A $3.0 million aggregate principal amount of our subordinated convertible notes. The notes bear interest at a rate of 8% per annum, which is payable quarterly in arrears. The notes have a stated maturity of five years from the date of issuance. The original agreement allowed for the acceleration of the maturity of the notes if: (i) we were in breach of the notes or other agreements with Kanis S.A., or (ii) Kanis S.A. provided written notice, not less than 30 days prior to such date, that it elected to accelerate the maturity to a date not earlier than November 11, 2012. On February 16, 2012, the agreement was amended to modify the early redemption date from November 11, 2012 to May 12, 2013.

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

The outstanding principal balance of, and accrued and unpaid interest on, the notes are convertible at the option of the holder at any time upon written notice given not less than 75 calendar days prior to the date of conversion into shares of our common stock at an initial conversion price equal to $7.044 per share, which is equal to 120% of the consolidated closing bid price per share of our common stock on April 8, 2011 (the last trading day before we entered into the commitment letter with Kanis S.A). We may not convert the notes and Kanis S.A. may not convert any portion of the notes, to the extent that after giving effect to such conversion, the aggregate number of shares of our common stock issued upon conversion would exceed 369,853 shares.

In connection with the amendment, we issued to Kanis S.A., warrants to acquire 5,000 shares of its common stock at $3.80 per share. The warrants are exercisable on or after August 16, 2014 and expire on the earlier of (x) August 16, 2017 and (y) that date that is 30 days after we give notice to the warrant holder that the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days, which 10 consecutive days commence on or after August 16, 2014. We did not receive any cash consideration for the issuance of the warrants. We relied on the private placement exemption provided by Regulation S.

Capital Expenditures

As of March 31, 2012, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of March 31, 2012 and December 31, 2011, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our investment in TCC (see Note 16 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011), we had no material commitments other than the liabilities reflected in our consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q).

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

There have been no material developments in our legal proceedings since the legal proceedings reported in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description

3.1	Restated Certificate of Incorporation of Clean Diesel (incorporated by reference to Exhibit 3(i)(a) to Clean Diesel’s Annual report on Form 10-K for the year ended December 31, 2006 and filed on March 30, 2007)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(b) to Clean Diesel’s Registration Statement on Form S-1 (No. 333-144201) dated on June 29, 2007)

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Clean Diesel’s Post-Effective Amendment No. 1 to Form S-4 on Form S-3 (No. 333-166865) filed on November 10, 2010).

3.4	By-Laws of Clean Diesel as amended through November 6, 2008 (incorporated by reference to Exhibit 3.1 to Clean Diesel’s Quarterly Report on Form 10-Q filed on November 10, 2008).

4.1	Specimen of Certificate for Clean Diesel Common Stock (incorporated by reference to Exhibit 4.1 to Clean Diesel’s Post-Effective Amendment No. 1 to Form S-4 on Form S-3 (No. 333-166865) filed on November 10, 2010).

10.1	Amendment of 8% Subordinated Convertible Promissory Note dated February 16, 2012 between Kanis S.A. and Clean Diesel (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed February 17, 2012).

10.2	Form of Warrant issued to Kanis S.A. dated February 16, 2012 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed February 17, 2012).

10.3†	Employment Agreement, dated March 8, 2012, between R. Craig Breese and Clean Diesel (incorporated by reference to Exhibit 10.21 of Annual Report on Form 10-K filed on March 29, 2012).

10.4†	New Employee Inducement Award Nonqualified Stock Option, dated March 8, 2012, granted to R. Craig Breese (incorporated by reference to Exhibit 10.36 of Annual Report on Form 10-K filed on March 29, 2012).

10.5†	New Employee Inducement Award Restricted Share Units, dated March 8, 2012, granted to R. Craig Breese (incorporated by reference to Exhibit 10.37 of Annual Report on Form 10-K filed on March 29, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC. (Registrant)

Date: May 10, 2012	By:	/s/ R. CRAIG BREESE
R. Craig Breese
Director and Chief Executive Officer

Date: May 10, 2012	By:	/s/ NIKHIL A. MEHTA
Nikhil A. Mehta
Chief Financial Officer and Treasurer