Form 10-Q
period 2012-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2012-08-09
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 3, 2012, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 7,228,288.

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

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$ 3,428	$ 3,471
Accounts receivable, net	8,364	11,695
Inventories	8,405	10,288
Prepaid expenses and other current assets	1,958	1,664
Total current assets	22,155	27,118
Property and equipment, net	2,402	2,649
Intangible assets, net	4,633	4,999
Goodwill	5,923	5,955
Other assets	417	394
Total assets	$ 35,530	$ 41,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$ 5,357	$ 4,527
Shareholder notes payable	4,578	─
Accounts payable	4,726	5,952
Warrant liability	106	100
Accrued expenses and other current liabilities	4,854	4,915
Income taxes payable	27	274
Total current liabilities	19,648	15,768
Shareholder notes payable	─	4,520
Capital lease obligation	9	17
Deferred tax liability	937	942
Total liabilities	20,594	21,247
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share: authorized 24,000,000; issued and outstanding 7,228,288 and 7,218,807 shares at June 30, 2012 and December 31, 2011, respectively	72	72
Additional paid-in capital	185,703	185,473
Accumulated other comprehensive loss	(793)	(716)
Accumulated deficit	(170,046)	(164,961)
Total stockholders’ equity	14,936	19,868
Total liabilities and stockholders’ equity	$ 35,530	$ 41,115
See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$ 16,724	$ 11,532	$ 33,723	$ 25,316
Cost of revenues	12,547	8,101	25,609	17,878
Gross profit	4,177	3,431	8,114	7,438
Operating expenses:
Selling, general and administrative (including stock-based compensation expense of $129, $663, $195 and $983)	3,755	4,709	8,202	9,108
Research and development (including stock-based compensation expense of $18, $192, $35 and $192)	1,952	2,235	3,867	3,749
Severance expense	349	-	349	-
Total operating expenses	6,056	6,944	12,418	12,857
Loss from operations	(1,879)	(3,513)	(4,304)	(5,419)
Other (expense) income:
Interest income	2	2	5	8
Interest expense	(346)	(322)	(667)	(535)
Other income (expense), net	125	553	(192)	720
Total other (expense) income	(219)	233	(854)	193
Loss from continuing operations before income taxes	(2,098)	(3,280)	(5,158)	(5,226)
Income tax expense (benefit) from continuing operations	117	249	(205)	471
Net loss from continuing operations	(2,215)	(3,529)	(4,953)	(5,697)
Net loss from operations of discontinued Energy Systems division	(49)	(43)	(132)	(46)
Net loss	$ (2,264)	$ (3,572)	$ (5,085)	$ (5,743)

Basic and diluted net loss per share:
Net loss from continuing operations per share	$ (0.31)	$ (0.88)	$ (0.69)	$ (1.43)
Net loss from discontinued operations per share	─	(0.01)	(0.01)	(0.01)
Net loss per share	$ (0.31)	$ (0.89)	$ (0.70)	$ (1.44)
Weighted-average number of common shares outstanding - basic and diluted	7,221	4,009	7,220	3,997

Comprehensive Loss:
Net loss	$ (2,264)	$ (3,572)	$ (5,085)	$ (5,743)
Foreign currency translation adjustments	(579)	(89)	(77)	462
Comprehensive loss	$ (2,843)	$ (3,661)	$ (5,162)	$ (5,281)
See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$ (5,085)	$ (5,743)
Loss from discontinued operations	132	46
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	711	874
Provision for doubtful accounts	─	23
Stock based compensation expense	230	1,175
Loss (gain) on change in fair value of liability-classified warrants	6	(1,091)
Amortization of debt discount and accretion of debt payment premium	58	54
Amortization of debt issuance costs	─	75
Income from unconsolidated affiliate	(38)	(18)
(Gain) loss on foreign currency transactions	(123)	221
Gain on disposal of property and equipment	─	(35)
Changes in operating assets and liabilities:
Accounts receivable	3,389	(968)
Inventories	1,903	(3,060)
Prepaid expenses and other assets	(104)	126
Accounts payable	(1,227)	2,828
Income taxes	(432)	(56)
Accrued expenses and other current liabilities	(82)	547
Cash used in operating activities of continuing operations	(662)	(5,002)
Cash used in operating activities of discontinued operations	(126)	(46)
Net cash used in operating activities	(788)	(5,048)
Cash flows from investing activities:
Purchases of property and equipment	(121)	(360)
Investment in unconsolidated affiliate	─	51
Proceeds from sale of property and equipment	─	37
Net cash used in investing activities	(121)	(272)
Cash flows from financing activities:
Net borrowings under demand line of credit	830	4,373
Repayment of line of credit	─	(2,540)
Proceeds from issuance of shareholder notes payable	─	3,000
Proceeds from exercise of warrants	─	394
Payment of settlement obligation	─	(1,575)
Repayment of capital lease obligations	(8)	(16)
Payments for debt issuance costs	─	(115)
Net cash provided by financing activities	822	3,521
Effect of exchange rates on cash	44	(60)
Net change in cash and cash equivalents	(43)	(1,859)
Cash and cash equivalents at beginning of period	3,471	5,007
Cash and cash equivalents at end of period	$ 3,428	$ 3,148

Supplemental disclosures:
Cash paid for interest	$ 526	$ 438
Cash paid for income taxes	$ 291	$ 626
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

b.     Liquidity

        Historically, the revenue we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, the Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $170.0 million at June 30, 2012. The Company has historically funded its operations through equity sales, debt and bank borrowings.

        The Company has a $7.5 million secured demand facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”). At June 30, 2012, the Company had $5.4 million in borrowings outstanding under this facility with $2.1 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral.

        The Company also has a purchase agreement with Lincoln Park Capital (“LPC”), under which the Company has the right, in its sole discretion, over a 30-month period to sell up to $10.0 million in common stock to LPC in amounts of up to $0.5 million to up to $1.5 million per sale, depending on certain conditions as set forth in the purchase agreement. Assuming a purchase price of $1.99 per share (the closing sale price of the Company’s common stock on June 30, 2012) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to the Company would be $3.4 million. There have been no sales to date under this arrangement.

        On May 15, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC (the “Shelf Registration”) which was declared effective by the SEC on May 21, 2012. The Shelf Registration permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities. See Note 8.

        On July 27, 2012, the Company entered into a Loan Commitment Letter with Kanis S.A. pursuant to which the Company issued a promissory note in the principal amount of $3.0 million. The promissory note bears interest at 8% per annum which is payable quarterly in arrears and matures on July 27, 2015. See Note 13 “Subsequent Events” for a detailed description of the promissory note.

        At June 30, 2012, the Company had $3.4 million in cash and cash equivalents. Due to the proceeds from the note issued in July 2012 and availability under the secured demand facility with FGI and the purchase agreement with LPC, management believes that the Company will have access to sufficient working capital to sustain operations through at least the next twelve months. However, there is no assurance that, if necessary, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity.

2.       Summary of Significant Accounting Policies

a.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been reflected. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Clean Diesel Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

b.       Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

d.       Concentration of Risk

        For the three and six months ended June 30, 2012, one automotive original equipment manufacturer (“OEM”) customer within the Catalyst segment accounted for 33% and 28%, respectively, of the Company's revenues. This customer accounted for 11%, and 18%, respectively, of the Company’s revenues for the three and six months ended June 30, 2011.  No other customers accounted for 10% or more of the Company’s revenues during these periods.

        For the periods presented below, certain customers accounted for 10% or more of the Company’s accounts receivable balance as follows:

Customer	June 30, 2012	December 31, 2011
A	28%	10%
B	14%	4%
C	─	11%
D	3%	14%

        Customer A above is an automotive OEM, customers B and C are diesel distributors and customer D is a diesel systems installer.

        For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Vendor	2012	2011	2012	2011
A	13%	17%	13%	18%
B	4%	11%	6%	9%
C	12%	3%	11%	3%

        Vendor A above is a catalyst supplier, vendor B is a substrate supplier and vendor C is a rare earth material supplier.

e.       Net Loss per Share

        Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares include employee stock options and restricted share units (“RSUs”) and other warrants and debt that are convertible into the Company’s common stock.

        Diluted net loss per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred net losses in the three and six months ended June 30, 2012 and 2011, the effect of potentially dilutive securities has been excluded in the computation of net loss per share and net loss from continuing operations per share as their impact would be anti-dilutive. Potential common stock equivalents excluded consist of the following (in thousands):

	June 30,
	2012	2011
Common stock options	801	303
RSUs	187	20
Warrants	935	891
Convertible notes	370	370
Total	2,293	1,584

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

        The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to their variable interest rates. The fair value of shareholder notes payable is approximately $4.5 million at June 30, 2012 based on estimated rates currently available to the Company. The carrying amount of the Company's capital lease obligations approximates the fair value. See Note 9 regarding the fair value of the Company’s warrants.

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

3.       Inventories

Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$ 2,850	$ 4,135
Work in progress	3,059	3,790
Finished goods	2,496	2,363
	$ 8,405	$ 10,288

4.       Goodwill and Intangible Assets

        Goodwill

        The Company’s Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, has all of the Company’s allocated goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2012 is as follows (in thousands):

Balance at December 31, 2011	$ 5,955
Effect of translation adjustment	(32)
Balance at June 30, 2012	$ 5,923

        Intangible Assets

        Intangible assets consist of the following (in thousands):

	Useful Life in Years	June 30, 2012	December 31, 2011
Trade name	15 – 20	$ 1,383	$ 1,387
Patents and know-how	5 – 12	4,968	4,987
Customer relationships	4 – 8	1,227	1,236
		7,578	7,610
Less accumulated amortization		(2,945)	(2,611)
		$ 4,633	$ 4,999

        The Company recorded amortization expense related to amortizable intangible assets of $0.2 million during each of the three months ended June 30, 2012 and 2011.  The Company recorded amortization expense related to amortizable intangible assets of $0.4 million and $0.5 million during the six months ended June 30, 2012 and 2011, respectively.

        Estimated amortization expense for existing intangible assets for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2012	$ 347
2013	694
2014	694
2015	689
2016	541

5.       Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued salaries and benefits	$ 1,771	$ 1,486
Sales tax payable	218	566
Accrued warranty	619	645
Deferred revenue	650	650
Liability for consigned precious metals	752	652
Other	844	916
	$ 4,854	$ 4,915

6.       Accrued Warranty

        Changes in the Company’s product warranty reserve are as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$ 645	$ 466
Accrued warranty expense	273	110
Warranty claims paid	(297)	(141)
Translation adjustment	(2)	12
Balance at end of period	$ 619	$ 447

7.       Debt

        Long-term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Line of credit with FGI	$ 5,357	$ 4,527
6% shareholder note payable due 2013	1,578	1,520
8% subordinated convertible shareholder notes due 2016	3,000	3,000
Capital lease obligation	9	17
	9,944	9,064
Less current portion	(9,935)	(4,527)
	$ 9	$ 4,537

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

        Under the FGI Facility, FGI can elect to purchase eligible accounts receivables from the Company and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). Purchased receivables are subject to full recourse to the Company in the event of nonpayment by the customer. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. At FGI’s election, FGI may advance the Company up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to the Company net of interest and fees on advances once the receivables are collected from customers. The Company may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. In April 2012, FGI increased the inventory sublimit from $1.0 million to $2.0 million.

       The interest rate on advances or borrowings under the FGI Facility will be the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate” and was 7.50% at June 30, 2012. Any advances or borrowings under the FGI Facility are due on demand. The Company also agreed to pay FGI collateral management fees of: 0.44% per month on the face amount of eligible receivables as to which advances have been made and 0.55% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

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

        The Company accounts for the sale of accounts receivable under the FGI Facility as a secured borrowing with a pledge of the subject receivables as collateral in accordance with ASC 860, “Transfers and Servicing.” At June 30, 2012, the Company had $4.4 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $3.5 million. At June 30, 2012, the Company also had $1.8 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at June 30, 2012.

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

On July 27, 2012, the Company and Kanis S.A. further amended the terms of the Notes to modify the conversion feature. As amended, the outstanding principal balance of, and accrued and unpaid interest on, the Notes are convertible, at the option of Kanis S.A. at any time upon written notice given not less than 75 calendar days prior to the date of conversion, into no more than 250,000 shares of the Company’s common stock at a conversion price of $4.00 per share. See Note 13, “Subsequent Events”.

In connection with the February 16, 2012 amendment, the Company issued to Kanis S.A. warrants to acquire 5,000 shares of its common stock at $3.80 per share. The warrants are exercisable on or after August 16, 2014 and expire on the earlier of (x) August 16, 2017 and (y) that date that is 30 days after the Company gives notice to the warrant holder that the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days, which 10 consecutive days commence on or after August 16, 2014. The Company did not receive any cash consideration for the issuance of the warrants. The Company relied on the private placement exemption provided by Regulation S.

8.       Stockholders’ Equity

        On May 23, 2012, the Company amended its Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 24 million shares. At June 30, 2012, the Company had 24.1 million shares authorized, 24 million of which are $0.01 par value common stock and 100,000 of which are $0.01 par value preferred stock.

        On May 15, 2012, the Company filed a Shelf Registration which was declared effective by the SEC on May 21, 2012. The Shelf Registration permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, including common stock, preferred stock, warrants to purchase common stock or preferred stock and units consisting of one or more shares of common stock, shares of preferred stock, warrants, or any combination of such securities. The Shelf Registration is intended to provide the Company with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and the Company's capital needs.

        On October 7, 2011, the Company signed a Purchase Agreement with LPC, together with a Registration Rights Agreement, whereby LPC agreed to purchase up to $10.0 million of the Company’s common stock over a 30-month period. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the SEC on October 13, 2011 covering 1,823,577 shares that have been issued or may be issued to LPC under the Purchase Agreement. Of the shares registered, 40,247 shares were issued to LPC as a commitment fee upon entering into the Purchase Agreement; 80,494 shares may be issued to LPC pro rata as an additional commitment fee as up to $10.0 million of our common stock is purchased by LPC; and 1,702,836 represent shares that the Company may sell to LPC under the Purchase Agreement. The registration statement related to the transaction was declared effective by the SEC on December 5, 2011. Accordingly, the Company has the right, in its sole discretion, over a 30-month period to sell shares of its common stock to LPC in amounts of up to $0.5 million to up to $1.5 million per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million. There have been no sales to date under this arrangement.

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

LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock. The fair value of the 40,247 shares issued as the initial commitment fee of $0.1 million is recorded as a deferred charge in other assets in the accompanying balance sheet at June 30, 2012 and will be amortized into equity over the usage of the equity line. The Company may terminate the Purchase Agreement at any time at its discretion without any cost or penalty. Any proceeds received by the Company under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

9.       Warrants

        Warrant activity for the six months ended June 30, 2012 and warrant information as of June 30, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2011	929,914	$15.13	$2.80 - $169.47
Warrants issued	5,000	$3.80	$3.80
Outstanding at June 30, 2012	934,914	$15.07	$2.80 - $169.47
Warrants exercisable at June 30, 2012	904,914	$15.26	$2.80 - $169.47
Aggregate intrinsic value	─

        Warrant Liability

        The Company evaluates warrants on issuance and at each reporting date to determine proper classification as equity or as a liability. The Company has 379,678 outstanding warrants issued to former CSI Class A shareholders in connection with the business combination between Clean Diesel Technologies, Inc. (“CDTI”) and Catalytic Solutions, Inc. (“CSI”) on October 15, 2010 (the “Merger”) that it is required to physically settle by delivering registered shares. In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to maintain registration of the warrant shares, it does not specifically preclude cash settlement. Accordingly, the Company’s agreement to deliver registered shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. The contracts for the remaining warrants allow for settlement in unregistered shares and do not contain any other characteristics that would result in liability classification. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying condensed consolidated balance sheets and are only valued on the issuance date and not subsequently revalued. The Company evaluated the balance sheet classification of all warrants at June 30, 2012 and noted no changes.

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

	June 30, 2012	December 31, 2011
Expected volatility	91.6%	58.8%
Risk-free interest rate	0.5%	0.7%
Closing price of Clean Diesel Technologies, Inc. common stock	$1.99	$2.80

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

        The liability is remeasured at the end of each reporting period with changes in fair value recognized in other income (expense) in the consolidated statements of operations and comprehensive loss. The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs (in thousands):

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$100	$1,238
Exercise of common stock warrants	─	(39)
Remeasurement of common stock warrants	6	(1,091)
Balance at end of period	$106	$108

10.       Share Based Payment

       The Clean Diesel Technologies, Inc. Stock Incentive Plan (formerly known as the Clean Diesel Technoligies, Inc. 1994 Incentive Plan), as amended (the “Plan”), provided for the awarding of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance awards, bonuses or other forms of share-based awards or cash, or combinations of these to the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as the board of directors may determine. At the Company’s Annual Meeting of Shareholders held on May 23, 2012, the Company’s shareholders approved certain amendments to the Plan, the most significant of which changed the plan name, removed the evergreen provision and established a maximum number of 1.4 million shares to be reserved for issuance under the Plan, disallowed the repricing of outstanding stock options without shareholder approval, removed the ability to issue cash bonus awards under the Plan and modified the change in control provisions within the Plan. The Plan is more fully described in Note 13 to the Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

        Stock-based compensation expense for both employee and non-employee awards is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Selling, general and administrative	$129	$663	$195	$983
Research and development	18	192	35	192
Total stock-based compensation expense	$147	$855	$230	$1,175

        On March 8, 2012, the Compensation and Nominating Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the grant of nonqualified stock options and RSUs to the Company’s newly-appointed Chief Executive Officer and President in reliance on the employment inducement exception to the NASDAQ rules that require shareholder approval of equity-based incentive plans and awards. The Company granted 176,676 nonqualified stock options at an exercise price of $2.83 per share. These options have a ten-year term, and vest 28% on the first anniversary of the date of grant and 9% quarterly thereafter. The Company also granted 58,892 RSUs at a fair value of $2.83 per unit. These RSUs vest 28% on the first anniversary of the date of grant and 9% quarterly thereafter, beginning June 20, 2013.

        During the six months ended June 30, 2012, the Compensation Committee approved the grant of long-term incentive awards to other employees consisting of nonqualified stock options and RSUs. The Company granted a total of 330,219 nonqualified stock options at a weighted average exercise price of $2.97 per share, a third of which vest on February 22, 2013 (the “Initial Vesting Date”) and each of the first and second anniversaries of the Initial Vesting Date. The Company also issued 113,255 RSUs at a weighted average fair value of $2.95 per unit, a third of which generally vest on March 20, 2013 (the “Vesting Commencement Date”) and each of the first and second anniversaries of the Vesting Commencement Date.

        Stock Options

        Stock option activity for the six months ended June 30, 2012 and stock option information as of June 30, 2012 is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	301,634	$18.57
Granted	506,895	$2.92
Expired	(7,581)	$87.00
Outstanding at June 30, 2012	800,948	$8.02	8.93	─
Exercisable at June 30, 2012	279,473	$17.53	7.53	─

        The aggregate intrinsic value represents the difference between the exercise price and the Company’s closing stock price on the last trading day of the quarter.

        The Company estimates the fair value of stock options using a Black-Scholes valuation model. The weighted-average fair value and assumptions used for the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
Expected volatility	84.4%	77.4%
Risk-free interest rate	1.1%	2.0%
Dividend yield	─	─
Expected life in years	5.96	5.25
Weighted average grant date fair value	$2.07	$3.66

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

        Compensation costs for stock options that vest over time are recognized over the vesting period on a straight-line basis. As of June 30, 2012, the Company had $1.0 million of unrecognized compensation cost related to stock option grants that remained to be recognized over vesting periods. These costs are expected to be recognized over a weighted average period of 2.6 years.

There was no cash received from option exercises under any share-based payment arrangements for the six months ended June 30, 2012 or 2011.

        Restricted Share Units

RSU activity for the six months ended June 30, 2012 and RSU information as of June 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Non-vested share units at December 31, 2011	25,238	$5.64
Granted	172,147	$2.91
Vested	(9,481)	$6.17
Forfeited	(920)	$6.17
Non-vested share units at June 30, 2012	186,984	$3.10	─

         As of June 30, 2012, the Company had approximately $0.5 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.5 years.

11.       Contingencies

         Legal Proceedings

        On September 30, 2008, Applied Utility Systems, Inc. (“AUS”), a former subsidiary of the Company, filed a complaint against Benz Air Engineering, Inc. (“Benz Air”). The Company sold the majority of the assets of AUS to Johnson Matthey (“JM”) on October 1, 2009; however, this lawsuit was excluded from the sale. The complaint was amended on January 16, 2009, and asserted claims against Benz Air for breach of contract, common counts and slander. AUS was seeking $0.2 million in damages, plus interest, costs and applicable penalties. In response to the complaint, Benz Air filed a cross-complaint on November 17, 2008, which named both AUS and the Company as defendants. The cross-complaint asserted claims against AUS and the Company for breach of oral contract, breach of express warranty, breach of implied warranty, negligent misrepresentation and intentional misrepresentation and was seeking not less than $0.3 million in damages, plus interest, costs and punitive damages. The trial was concluded on July 29, 2011 with the jury awarding AUS $0.2 million plus interest as well as an additional $0.3 million for false statements. On October 18, 2011, the trial court granted Benz Air’s motion and overturned the jury’s verdict regarding the $0.3 million for false statements, and denied Benz Air’s motion to overturn the jury’s verdict on the remaining counts. In addition, the trial court awarded the Company over $0.5 million in attorney’s fees. In the fourth quarter of 2011, the Company recorded a gain of $0.2 million related to a partial recovery of the award from the Benz Air litigation. On July 31, 2012, the Company and Benz Air completed a global settlement agreement that provides for a cash payment by Benz Air of $175,000, plus three individual payments of $25,000 each to be paid on October 1, 2012, January 2, 2013, and April 1, 2013.  A gain will be recorded upon receipt of the payments.

On April 30, 2010, CDTI received a complaint from the Hartford, Connecticut office of the U.S. Department of Labor (“U.S. DOL”) under Section 806 of the Corporate and Criminal Fraud Accountability Act of 2001, Title VIII of the Sarbanes-Oxley Act of 2002, alleging that a former employee had been subject to discriminatory employment practices. CDTI’s Board of Directors terminated the employee’s employment on April 19, 2010. The complainant in this proceeding does not demand specific relief. However, the statute provides that a prevailing employee shall be entitled to all relief necessary to make the employee whole, including compensatory damages, which may be reinstatement, back pay with interest, front pay, and special damages such as attorney’s and expert witness fees. CDTI responded on June 14, 2010, denying the allegations of the complaint. On March 29, 2011, the U.S. DOL investigator assigned to this matter requested information and documentation regarding the former employee’s allegations and the Company provided responsive documents as requested.  The Company also responded to additional requests from the U.S. DOL regarding electronic correspondence.  On October 6, 2011, the U.S. DOL investigator requested that the Company provide additional information and requested interviews with certain individuals.  The Company responded to those requests. On April 16, 2012, the U.S. DOL requested that the Company take part in non-binding mediation with the former employee. The Company has granted that request, but the former employee declined to participate in mediation.  On July 17, 2012, the U.S. DOL conducted interviews of several former CDTI officers.  On July 31, 2012, the Company submitted Supplemental Briefing to the U.S. DOL pertaining to the protections and applicability of Section 806 of the Sarbanes-Oxley Act of 2002.  The U.S. DOL’s investigation is ongoing.  Based upon current information, management, after consultation with legal counsel defending the Company’s interests, believes the ultimate disposition will have no material effect upon its business, results or financial position. As no specific quantification of damages has been provided by the Claimant, the Company cannot provide a reasonable range of possible outcomes.

BP Products North America (“BP”), a subsidiary of British Petroleum (BP p.l.c.) has made claims against JM as the parent company of and purchaser of AUS, pertaining to the Whiting Refinery SPS NOx Reduction Project.  BP alleges JM is liable for default damages and various other set-offs to the contract price and has retained a significant portion of the contract amount, as well as made claims for additional damages.  JM maintains that it fully performed its obligations under the contract, and BP has acted in bad faith and has inappropriately withheld the contract proceeds and is further liable for various other damages.  On May 12, 2010, JM tendered to the Company a claim for indemnification under the Asset Purchase Agreement dated October 1, 2009, among JM, CSI and AUS.  A recent mediation did not result in a settlement.  On May 14, 2012, JM filed a lawsuit in California state court alleging breach of contract.  On June 25, 2012, BP removed the case to federal court.  On June 29, 2012, BP filed their Answer and Counterclaimed against JM for Breach of Contract.  The Parties are now preparing for their initial disclosures.  As litigation has just begun and no discovery has been conducted, the Company cannot provide a reasonable range of possible outcomes. Any potential obligation is not expected to have a material impact on the Company, its results of operations or its financial position.

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

        Corporate  — Corporate includes cost for personnel, insurance and public company expenses such as legal, audit and taxes that are not allocated down to the operating divisions.

        Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Heavy Duty Diesel Systems	$11,002	$9,571	$23,603	$19,029
Catalyst	6,431	3,800	12,535	8,555
Corporate	─	─	─	─
Eliminations (1)	(709)	(1,839)	(2,415)	(2,268)
Total	$16,724	$11,532	$33,723	$25,316

Income (loss) from operations
Heavy Duty Diesel Systems	$91	$(620)	$(273)	$(289)
Catalyst	(679)	(508)	(1,011)	(894)
Corporate	(1,354)	(2,294)	(3,042)	(4,128)
Eliminations (1)	63	(91)	22	(108)
Total	$(1,879)	$(3,513)	$(4,304)	$(5,419)

(1)     Elimination of Catalyst revenue and profit in ending inventory related to sales to Heavy Duty Diesel Systems.

        The Company conducted an intercompany transfer pricing study at the end of 2011 which resulted in it adjusting the prices its group companies charge each other for the sale of products and services. The Catalyst division adjusted certain prices it charges for products sold to the Heavy Duty Diesel Systems division to be consistent with market prices. The impact for the full year was recorded in the fourth quarter of 2011 which resulted in a $1.3 million increase in revenues for the Catalyst division and the offsetting intercompany eliminations.  The change also resulted in a $1.3 million decrease in loss from continuing operations for the Catalyst division with an offsetting decrease in income from continuing operations for the Heavy Duty Diesel Systems division for the year ended December 31, 2011. Of this amount, $1.0 million related to previous interim periods in 2011 with the impact on the individual quarters of $0.1 million, $0.4 million and $0.5 million for the quarters ended March 31, June 30, and September 30, 2011, respectively. Catalyst division revenues and eliminations and the Heavy Duty Diesel Systems and Catalyst income (loss) from operations for the three and six months ended June 30, 2011 have been recast to reflect the impact of this change in measurement. The change in intercompany pricing did not result in any change in consolidated revenues or in the consolidated loss from operations.

        Net sales by geographic region are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
United States	$7,531	$3,892	$13,530	$9,735
Canada	6,582	5,550	11,505	11,314
United Kingdom	1,098	238	5,419	462
Sweden	1,513	1,852	3,269	3,805
Total	$16,724	$11,532	$33,723	$25,316

         Geographic information is based on country of origin. The majority of Canadian sales are to U.S. customers.

13.       Subsequent Events

        On July 27, 2012, the Company executed a Loan Commitment Letter with Kanis S.A., pursuant to which the Company issued a promissory note in the principal amount of $3.0 million, which bears interest at 8% per annum, payable quarterly in arrears. The promissory note is an unsecured obligation of the Company. The promissory note has a stated maturity of three years from the date of issuance. There is no prepayment penalty or premium.

        In connection with the issuance of the promissory note, on July 27, 2012, the Company issued Kanis S.A. warrants to acquire 45,000 shares of its common stock at $2.09 per share, a third of which become exercisable on the issuance date and each of the first and second anniversaries of the issuance date. These warrants expire on July 27, 2018. The Company did not receive any cash consideration for the issuance of these warrants, which were issued in reliance upon the private placement exemption provided by Regulation S.

        Also on July 27, 2012, the Company and Kanis S.A. agreed to amend the terms of the Company’s amended and outstanding 8% subordinated convertible note due 2016 to modify the conversion feature. As amended, the Notes may now be converted into no more than 250,000 shares of the Company’s common stock, at a conversion price of $4.00 per share.

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

        Heavy Duty Diesel Systems: Through our Heavy Duty Diesel Systems division we design and manufacture verified exhaust emissions control solutions. Our Heavy Duty Diesel Systems division offers a full range of products for the verified retrofit and original equipment manufacturer, or OEM, markets through its distribution/dealer network and direct sales. These ECS and Clean Diesel Technologies-branded products, such as Purifilter®, Purifier™, ARIS® and exhaust gas recirculation with selective catalytic reduction are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 70% and 75% of the total consolidated revenues for the six months ended June 30, 2012 and 2011, respectively.

Catalyst: Through our Catalyst division, we produce catalyst formulations to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications. A family of unique high-performance catalysts has been developed — with base-metals or low platinum group metal and zero- platinum group metal content — to provide increased catalytic function and value for technology-driven automotive industry customers. Our technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and we have supplied over ten million parts to light duty vehicle customers since 1996. Our Catalyst division also provides catalyst formulations for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 30% and 25% of the total consolidated revenues for the six months ended June 30, 2012 and 2011, respectively.

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

Factors Affecting Future Results

Factors Affecting our Heavy Duty Diesel Systems Division

        The nature of our business and, in particular, our Heavy Duty Diesel Systems division, is heavily influenced by government funding of emissions control projects and increased diesel emission control regulations and mandates. Compliance with these regulatory initiatives drives demand for our products and the timing of implementation of emission reduction projects.

         Emission reduction programs are often one-off, or have staggered compliance dates, which mean they do not generally result in a regular source of recurring revenues for our company. For example, London, U.K. had mandated that certain heavy duty diesel vehicles entering the London Low Emissions Zone (or LEZ) were required to meet certain emission standards by January 2012. We believe that approximately 20,000 such vehicles were required to have a retrofit emission control device installed on the vehicle by year end 2011. In December 2011, the regulator extended the deadline for compliance into the first quarter of 2012. We believe that the bulk of the vehicles were retrofitted in the fourth quarter of 2011, with sales of our products of approximately $6 million in the fourth quarter and $8 million in the full year 2011. However, due to the extension, we recorded additional sales of $4.3 million and $1.0 million in the first and second quarters of 2012, respectively. We believe that this program is now virtually complete and as such, sales in London will drop off considerably in the third quarter of 2012 and beyond. In addition, the California Air Resources Board has mandated that all Class 7 and Class 8 heavy diesel trucks meet certain emission targets by 2016, with interim targets established for 2011, 2012 and 2013, such that 90% of current operating diesel trucks will be required to meet these targets by 2014. We estimate that this rule will require well over 100,000 heavy duty diesel trucks to be replaced or retrofitted. We estimate that approximately 60,000 to 70,000 vehicles will elect to retrofit and will form the target market for our products, providing us with an opportunity to sell our products and generate revenue in 2012, 2013 and 2014. We expect sales in California to grow in the second half of the year compared to the first half as we receive new product verifications and as the annual compliance deadline approaches at the end of the year. We will incur product verification and other expenditures relating to sales and marketing activities and may incur increased inventory costs as we record orders and ship products. While we cannot guarantee that we will be successful in gaining any particular level of sales from the various funding sources, emission programs and mandates, we expect to pursue these opportunities. The success and timing of receiving product verifications and sales in California is uncertain and could result in fluctuations in revenue and working capital requirements from quarter to quarter during this year and beyond.

Factors Affecting our Catalyst Division

         Because the customers of our Catalyst division are OEM auto makers, our business is also affected by macroeconomic factors that impact the automotive industry generally, which can result in increased or decreased purchases of vehicles, and consequently demand for our products. Sales to our largest OEM auto customer have been positively impacted during the first half due to increased vehicle shipments, expansion of our catalysts onto new vehicle platforms, increased purchasing by the customer to build initial stock of parts for a new model and an increase in pass through sales of rare earth materials due to increased prices of these materials. At present, we expect sales to this customer to be slightly lower in the third quarter compared to the second quarter of 2012 as the customer is not expected to repeat their inventory purchases.

Supply of Catalyst Division Products to Heavy Duty Diesel Systems Division

        Our strategy is to progressively utilize the products of our Catalyst division in the products of our Heavy Duty Diesel Systems division. We anticipate that our intercompany sales of catalysts will increase compared to historical levels, as our planned new products are approved by the regulatory agencies and begin to generate sales. While this will not impact our reported sales, we believe that the manufacturing gross margin associated with these sales will improve our total gross margin.

Results of Operations

        We conducted an intercompany transfer pricing study in the end of 2011 which resulted in us adjusting the prices our group companies charge each other for the sale of products and services. The Catalyst division adjusted certain prices it charges for products sold to the Heavy Duty Diesel Systems division to be consistent with market prices. The impact for the full year was recorded in the fourth quarter of 2011 which resulted in a $1.3 million increase in revenues for the Catalyst division and the offsetting intercompany eliminations.  The change also resulted in a $1.3 million decrease in loss from continuing operations for the Catalyst division with an offsetting decrease in Heavy Duty Diesel Systems income from continuing operations for the year ended December 31, 2011. Of this amount, $1.0 million related to previous interim periods in 2011 with the impact on the individual quarters of $0.1 million, $0.4 million and $0.5 million for the quarters ended March 31, June 30, and September 30, 2011, respectively. The Catalyst revenues and related eliminations and the Heavy Duty Diesel Systems and Catalyst income (loss) from operations for the three and six months ended June 30, 2011 have been recast to reflect the impact of this change in measurement. The change in intercompany pricing did not result in any change in consolidated revenues or in the consolidated loss from operations.

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Revenues

        The table below and the tables in the discussion that follow are based upon the way we analyze our business. See Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our divisions.

	Three Months Ended June 30,
		% of		% of
	2012	Total Revenue	2011	Total Revenue	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$11.0	65.8%	$ 9.6	83.0%	$1.4	15.0%
Catalyst	6.4	38.5%	3.8	33.0%	2.6	69.2%
Intercompany revenue	(0.7)	(4.3)%	(1.9)	(16.0)%	1.2	(61.4)%
Total revenue	$16.7	100.0%	$11.5	100.0%	$5.2	45.0%

        Total revenue for the three months ended June 30, 2012 increased by $5.2 million, or 45.0%, to $16.7 million from $11.5 million for the three months ended June 30, 2011.

         Revenues for our Heavy Duty Diesel Systems division for the three months ended June 30, 2012 increased $1.4 million, or 15.0%, to $11.0 million from $9.6 million for the three months ended June 30, 2011. The increase was due to a $1.0 million in sales under the New Jersey Department of Environmental Protection Mandatory Diesel Retrofit Program, $0.8 million in sales for the retrofit of school buses in the State of Texas and to increased sales in the London LEZ of $0.9 million, partially offset by a decline in other North American and European sales of $0.9 million and an unfavorable currency translation impact of $0.4 million. Our Heavy Duty Diesel Systems division includes on-road diesel retrofit business most often driven by increasingly stringent emission regulations as well as product applications sold on an OEM and aftermarket basis with applications for the reduction of exhaust emissions of off-road and stationary engines and licensing revenue. Revenues generated from non-retrofit business were $4.4 million for the three months ending June 30, 2012 as compared to $4.2 million for the three months ended June 30, 2011.

         Total revenues for our Catalyst division for the three months ended June 30, 2012 increased $2.6 million, or 69.2%, to $6.4 million from $3.8 million for the three months ended June 30, 2011. Excluding intercompany revenue, sales for this division increased 191.8% to $5.7 million for the three months ended June 30, 2012 as compared to $1.9 million for the three months ended June 30, 2011. The increase was largely due to a $4.2 million increase in sales to our Japanese OEM customer due to higher vehicle shipments, expansion of our catalysts onto new vehicle platforms, increased purchasing by the customer to build an initial stock of parts for a new model and rare earth material price increases that were passed on to the customer of  $1.5 million. This was partially offset by reductions of $0.6 million in sales to other OEM customers for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Cost of revenues

        Cost of revenues increased by $4.4 million, or 54.9% to $12.5 million for the three months ended June 30, 2012, compared to $8.1 million for the three months ended June 30, 2011. The primary reason for the increase in costs was higher product sales volume.

Gross profit

        The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Three Months Ended June 30,
	2012	% of Revenue (1)	2011	% of Revenue (1)	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$ 3.4	30.9%	$ 2.5	25.8%	$ 0.9	37.8%
Catalyst	0.7	11.1%	1.0	27.8%	(0.3)	(32.2)%
Intercompany eliminations	0.1	─	(0.1)	─	0.2	170.0%
Total gross profit	$ 4.2	25.0%	$ 3.4	29.8%	$ 0.8	21.7%

(1)     Division calculation based on division revenue. Total based on total revenue.

        Gross profit for the three months ended June 30, 2012 increased by $0.8 million, or 21.7%, to $4.2 million from $3.4 million for the three months ended June 30, 2011. Gross margin was 25.0% during the three months ended June 30, 2012 compared to 29.8% during the three months ended June 30, 2011.

        The increase in gross margin for our Heavy Duty Diesel Systems division from 25.8% for the three months ended June 30, 2011 to 30.9% for the three months ended June 30, 2012 is a result of improved product mix driven by the reduction in sales in the London LEZ, as expected, and by higher volumes of sales in New Jersey and Texas, as discussed above.

        The decrease in gross margin for our Catalyst division from 27.8% for the three months ended June 30, 2011 to 11.1% for the three months ended June 30, 2012 is a result of the escalation of prices of rare earth materials that we use in our catalysts.  One of our OEM customers provides price adjustments to isolate us from the impact of rare earth cost increases, but that addition solely covers cost without any additional profit. With the significant increases in rare earth prices, this cost reimbursement is dilutive to margin on a percent of sales. With two of our other OEM customers, we were not reimbursed for the increased costs of the rare earth material but are pursuing both for retroactive reimbursement for the first quarter of 2012 as well as for future business.

Operating expenses

        The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,
	2012	% of Total Revenue	2011	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$ 3.8	22.4%	$ 4.7	40.8%	$ (0.9)	(20.3)%
Research and development	2.0	11.7%	2.2	19.4%	(0.2)	(12.7)%
Severance expense	0.3	2.1%	-	-	0.3	NM
Total operating expenses	$ 6.1	36.2%	$ 6.9	60.2%	$ (0.8)	(12.8)%

        For the three months ended June 30, 2012, operating expenses decreased by $0.8 million to $6.1 million from $6.9 million for the three months ended June 30, 2011. Included in the three months ended June 30, 2012 is $0.3 million in severance expense related to elimination of several positions in both the Heavy Duty Diesel Systems and Catalyst divisions.

Selling, general and administrative expenses

       For the three months ended June 30, 2012, selling, general and administrative expenses decreased by $0.9 million, or 20.3%, to $3.8 million from $4.7 million for the three months ended June 30, 2011. This decrease is primarily a result of a reduction in stock based compensation of $0.5 million, a reduction in our London operation of $0.3 million and a reduction in legal, accounting and other professional expenses at corporate of $0.3 million, partially offset by expense related to additional hiring in support of the California Truck and Bus rule. Selling, general and administrative expenses as a percentage of revenues decreased to 22.4% in the three months ended June 30, 2012 compared to 40.8% in the three months ended June 30, 2011.

Research and development expenses

        For the three months ended June 30, 2012, research and development expenses decreased by $0.2 million, or 12.7%, to $2.0 million from $2.2 million for the three months ended June 30, 2011. The three months ended June 30, 2011 included higher material costs for new OEM catalyst product development for catalysts going into production in 2012. As a percentage of revenues, research and development expenses were 11.7% in the three months ended June 30, 2012, compared to 19.4% in the three months ended June 30, 2011.

Other expense

        The following table shows the components of other expense and other (expense) income as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,
	2012	% of Total Revenue	2011	% of Total Revenue
	(Dollars in millions)
Interest expense	$ (0.3)	(2.1)%	$ (0.3)	(2.8)%
Gain on change in fair value of common stock warrant liability	0.1	0.8%	0.7	5.7%
All other, net	─	─	(0.2)	(0.9)%
Total other expense	$ (0.2)	(1.3)%	$ 0.2	2.0%

        We incurred interest expense of $0.3 million during each of the three months ended June 30, 2012 and 2011. For the three months ended June 30, 2012, there was a gain of $0.1 million related to the change in fair value of liability classified common stock warrants compared to a gain of $0.7 million in the three months ended June 30, 2011.

Net loss

       For the foregoing reasons, we had a net loss of $2.3 million for the three months ended June 30, 2012 compared to a net loss of $3.6 million for the three months ended June 30, 2011. Excluding net loss in the three months ended June 30, 2012 and June 30, 2011 from discontinued operations, we had a net loss from continuing operations of $2.2 million for the three months ended June 30, 2012 compared to a net loss from continuing operations of $3.5 million for the three months ended June 30, 2011.We continue to have legal and other expenses related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 17 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

 Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Revenues

	Six Months Ended June 30,
	2012	% of Total Revenue	2011	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$ 23.6	70.0%	$ 19.0	75.2%	$ 4.6	24.0%
Catalyst	12.5	37.2%	8.6	33.8%	3.9	46.5%
Intercompany revenue	(2.4)	(7.2)%	(2.3)	(9.0%)	(0.1)	6.5%
Total revenue	$ 33.7	100.0%	$ 25.3	100.0%	$ 8.4	33.2%

       Total revenue for the six months ended June 30, 2012 increased by $8.4 million, or 33.2%, to $33.7 million from $25.3 million for the six months ended June 30, 2011.

        Revenues for our Heavy Duty Diesel Systems division for the six months ended June 30, 2012 increased $4.6 million, or 24.0%, to $23.6 million from $19.0 million for the six months ended June 30, 2011. The increase was due to sales in the London LEZ of $5.2 million, $1.0 million in sales under the New Jersey Department of Environmental Protection Mandatory Diesel Retrofit Program, $0.8 million for the retrofit of school buses in the State of Texas and an increase in sales in California of $0.6 million, partially offset by a decline in other North American and European sales of $2.4 million and an unfavorable currency translation impact of $0.6 million. Our Heavy Duty Diesel Systems division includes on-road diesel retrofit business most often driven by increasingly stringent emission regulations as well as product applications sold on an OEM and aftermarket basis with applications for the reduction of exhaust emissions of off-road and stationary engines and licensing revenue. Revenues generated from non-retrofit business were $8.7 million for the six months ending June 30, 2012 as compared to $8.2 million for the six months ended June 30, 2011.

        Revenues for our Catalyst division for the six months ended June 30, 2012 increased $3.9 million, or 46.5%, to $12.5 million from $8.6 million for the six months ended June 30, 2011. The increase was due to an increase in sales to our Japanese OEM customer of $4.9 million, of which $1.5 million was as a result of increased prices of rare earth raw materials that were passed on to the customer, and to a $0.1 million increase in intercompany sales of catalysts to our Heavy Duty Diesel Systems division. This was offset by a reduction of $1.1 million in sales to other OEM customers for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.  We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Cost of revenues

        Cost of revenues increased by $7.7 million, or 43.2% to $25.6 million for the six months ended June 30, 2012, compared to $17.9 million for the six months ended June 30, 2011. The primary reason for the increase in costs was higher product sales volume.  Additionally, we incurred $0.6 million in expense for the write-down of excess inventory primarily related to the London LEZ program which is virtually complete (see “—Factors Affecting Future Results” above).

Gross profit

        The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Six Months Ended June 30,
	2012	% of Revenue (1)	2011	% of Revenue (1)	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$ 6.2	26.1%	$ 5.3	27.9%	$ 0.9	16.2%
Catalyst	1.9	15.3%	2.2	26.1%	(0.3)	(14.0)%
Intercompany eliminations	─	─	(0.1)	─	0.1	─
Total gross profit	$ 8.1	24.1%	$ 7.4	29.4%	$ 0.7	9.1%

(1)     Division calculation based on division revenue. Total based on total revenue.

        Gross profit for the six months ended June 30, 2012 increased by $0.7 million, or 9.1%, to $8.1 million from $7.4 million for the six months ended June 30, 2011. Gross margin was 24.1% during the six months ended June 30, 2012 compared to 29.4% during the six months ended June 30, 2011. In both our Heavy Duty Diesel Systems division and our Catalyst division, an increase in gross profit resulting from increased sales was offset by the impact of the write-down of excess inventory related to the completion of the London LEZ program.

        The decrease in gross margin for our Heavy Duty Diesel Systems division from 27.9% for the six months ended June 30, 2011 to 26.1% for the six months ended June 30, 2012 is a result of the write-down of inventory as described above and the impact of product mix and discounting in the London LEZ. We anticipate that gross margins in this business will gradually improve as a result of improved product mix driven by the expected reduction in sales in the London LEZ and by higher volumes of sales as a result of the California Truck and Bus rules that are anticipated in the second half of the year (see “—Factors Affecting Future Results” above).

        The decrease in gross margin for our Catalyst division from 26.1% for the six months ended June 30, 2011 to 15.3% for the six months ended June 30, 2012 is a result of the impact of unfavorable product mix and the escalation of prices of rare earth materials that we use in our catalysts.  One of our OEM customers provides price adjustments to isolate us from the impact of rare earth cost increases, but that addition solely covers cost without any additional profit.   With the significant increases in rare earth prices, this cost reimbursement is dilutive to margin on a percent of sales.  With two of our other OEM customers, we did not get reimbursed for the increased costs of the rare earth material but are pursuing both for retroactive as well as for future business. We expect that gross margin in this business will increase in the second half of 2012 as a result of volume improvements and a more favorable product mix associated with new shipments to one of our OEM customers (see “—Factors Affecting Future Results” above).

Operating expenses

        The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Six Months Ended June 30,
	2012	% of Total Revenue	2011	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$ 8.2	24.3%	$ 9.1	36.0%	$ (0.9)	(9.9)%
Research and development	3.9	11.5%	3.8	14.8%	0.1	3.1%
Severance expense	0.3	1.0%	-	-	0.3	NM
Total operating expenses	$ 12.4	36.8%	$ 12.9	50.8%	$ (0.5)	(3.4)%

        For the six months ended June 30, 2012, operating expenses decreased by $0.5 million to $12.4 million from $12.9 million for the six months ended June 30, 2011. Included in the six months ended June 30, 2012 is $0.3 million in severance expense related to the elimination of several positions at both the Heavy Duty Diesel Systems and Catalyst divisions.

Selling, general and administrative expenses

        For the six months ended June 30, 2012, selling, general and administrative expenses decreased by $0.9 million, or 9.9%, to $8.2 million from $9.1 million for the six months ended June 30, 2011. This decrease is primarily a result of a $0.8 million reduction in stock based compensation, partially offset by an increase in executive recruiting and relocation expenses incurred in filling two key executive positions during the quarter as well as expense related to additional hiring in support of the California Truck and Bus rule. Selling, general and administrative expenses as a percentage of revenues decreased to 24.3% in the six months ended June 30, 2012 compared to 36.0% in the six months ended June 30, 2011.

Research and development expenses

        For the six months ended June 30, 2012, research and development expenses increased by $0.1 million, or 3.1%, to $3.9 million from $3.8 million for the six months ended June 30, 2011. The increase in research and development expenses was primarily attributable to material and outside test lab expenses for new product verifications to broaden our product offering in California and the rest of North America.  As a percentage of revenues, research and development expenses were 11.5% in the six months ended June 30, 2012, compared to 14.8% in the six months ended June 30, 2011.

Other expense

        The following table shows the components of other expense and other (expense) income as a percentage of revenues for the periods indicated.

	Six Months Ended June 30,
	2012	% of Total Revenue	2011	% of Total Revenue
	(Dollars in millions)
Interest expense	$ (0.7)	(2.0)%	$ (0.5)	(2.1)%
Gain on change in fair value of common stock warrant liability	─	─	1.1	4.3%
All other, net	(0.2)	(0.5)%	(0.4)	(1.4)%
Total other expense	$ (0.9)	(2.5)%	$ 0.2	0.8%

        For the six months ended June 30, 2012, we incurred interest expense of $0.7 million compared to $0.5 million in the six months ended June 30, 2011. For the six months ended June 30, 2011, there was a gain of $1.1 related to the change in fair value of liability classified common stock warrants.

Net loss

        For the foregoing reasons, we had a net loss of $5.1 million for the six months ended June 30, 2012 compared to a net loss of $5.7 million for the six months ended June 30, 2011. Excluding net loss of $0.1 million in the six months ended June 30, 2012 from discontinued operations, we had a net loss from continuing operations of $5.0 million for the six months ended June 30, 2012 compared to a net loss from continuing operations of $5.7 million for the six months ended June 30, 2011. We continue to have legal and other expenses related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 17 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

        Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses and negative cash flows from operations since inception. As of June 30, 2012, we had an accumulated deficit of approximately $170.0 million compared to $165.0 million at December 31, 2011. We had $3.4 million in cash and cash equivalents at June 30, 2012 compared to $3.5 million in cash and cash equivalents at December 31, 2011, and total current liabilities of $19.6 million at June 30, 2012 compared to $15.8 million at December 31, 2011.

        Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales. We took several steps in 2011 to improve our liquidity position. In February 2011, we entered into a $7.5 million secured demand financing facility with FGI backed by our receivables and inventory and repaid our previous demand facility with Fifth Third Bank. At June 30, 2012, we had $5.4 million in borrowings outstanding with $2.1 million available under our FGI credit facility, subject to the availability of eligible accounts receivable and inventory balances for collateral. In May 2011, we issued $3.0 million of our 8% subordinated convertible notes to a shareholder. Additionally, on July 5, 2011, we closed a public offering in which we sold 3,053,750 shares of common stock and received $10.2 million in net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses.

        We continue to pursue revenue generating opportunities relating to special government mandated retrofit programs in California and potentially others in various jurisdictions domestically and internationally. Opportunities such as these require cash investment in operating expenses and working capital such as inventory and receivables prior to realizing profits and cash from sales. To address the potential need for capital, in October 2011, we signed a purchase agreement, together with a registration rights agreement, with LPC, whereby LPC has agreed to purchase up to $10.0 million of our common stock over a 30-month period. We have registered 1,823,577 shares related to the transaction, 40,247 shares of which were issued to LPC as a commitment fee; 80,494 shares may be issued to LPC as an additional commitment fee on a pro rata basis as up to $10.0 million of our common stock is purchased by LPC; and 1,702,836 represent shares that we may sell to LPC under the Purchase Agreement. We have the right, in our sole discretion, over a 30-month period to sell shares of our common stock to LPC in amounts of up to $0.5 million to up to $1.5 million per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million. Assuming a purchase price of $2.25 per share (the closing sale price of our common stock on August 3, 2012) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to us would be $3.8 million. We expect to use the proceeds received under the Purchase Agreement for working capital and general corporate purposes. There have been no sales to date under this arrangement.

        In addition, on May 15, 2012, we filed a shelf registration statement on Form S-3 with the SEC (the Shelf Registration). The Shelf Registration was declared effective by the SEC on May 21, 2012. The shelf registration statement permits us to sell, from time to time, up to an aggregate of $50.0 million of various securities, including common stock, preferred stock, warrants to purchase common stock or preferred stock and units consisting of one or more shares of common stock, shares of preferred stock, warrants, or any combination of such securities. The registration statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

        On July 27, 2012, we entered into a Loan Commitment Letter with Kanis S.A. pursuant to which we issued a promissory note in the principal amount of $3.0 million. The promissory note bears interest at 8% per annum which is payable quarterly in arrears and matures on July 27, 2015. See Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

        Due to actions taken to improve our liquidity, including the proceeds from the note issued in July 2012 and availability with FGI and LPC, as discussed above, management believes that we will have access to sufficient working capital to sustain operations through at least the next twelve months. However, no assurances can be provided that we will have sufficient cash and credit to sustain operations or that we will, if necessary, be able to raise additional capital or reduce discretionary spending to provide the required liquidity. In the meantime, we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations for the foreseeable future.

        The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in millions)
Cash used in:
Operating activities	$ (0.8)	$ (5.0)	$ 4.2	84.0%
Investing activities	$ (0.1)	$ (0.3)	$ 0.2	66.7%
Financing activities	$ 0.8	$ 3.5	$ (2.7)	(77.1)%

Cash used in operating activities

        Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters.

        Cash used in operating activities in the six months ended June 30, 2012 was $0.8 million, a decrease of $4.2 million from the six months ended June 30, 2011, when our operating activities used $5.0 million of cash. The decrease in cash used in operations was due to a $4.0 million increase in cash provided related to the change in net operating assets and liabilities and a $0.3 million decrease in net loss from continuing operations, after giving consideration to non-cash operating items. Non-cash operating items include depreciation and amortization, stock-based compensation, the change in valuation of liability-classified warrants, non-cash interest expense and foreign exchange gain or loss for both periods and amortization of deferred financing costs for the six months ended June 30, 2011. The decrease in net loss from continuing operations was primarily due to an increase in product sales and lower operating expense partially offset by lower margins related to product sales mix in the Heavy Duty Diesel division, the impact of rare earth price increases in the Catalyst division and the write-down of inventory related to the London LEZ program. Cash provided related to the change in net operating assets and liabilities was $3.4 million in the six months ended June 30, 2012 as compared to $0.6 million in cash used related to changes in net operating assets and liabilities in the six months ended June 30, 2011. The increase in cash provided in the six months ended June 30, 2012 is primarily due to a $5.0 million increase in cash provided related to the change in inventories primarily due to the decline in the London LEZ project and to a $4.4 million increase in cash provided related to the change in accounts receivable due primarily to collections on fourth quarter 2011 sales in the Heavy Duty Diesel Systems business partially offset by a $4.1 million decrease in cash provided related to the change in accounts payable due to the wind down of the London LEZ project and timing of purchases of key raw materials.

Cash used in investing activities

        Our cash flows from investing activities primarily relate to asset sales and acquisitions, our Asian investment as well as capital expenditures and other assets to support our growth plans.

Net cash used in investing activities was $0.1 million in the six months ended June 30, 2012 compared to cash used of $0.3 million in the six months ended June 30, 2011. Cash used in investing activities in the six months ended June 30, 2012 and 2011 relates primarily to purchases of property and equipment.

Cash provided by financing activities

Since inception, we have financed our net operating cash usage through a combination of financing activities such as issuance of equity or debt and investing activities such as sale of intellectual property or other assets. Changes in our cash flows from financing activities primarily relate to borrowings and payments under debt obligations.

Net cash provided by financing activities was $0.8 million in the six months ended June 30, 2012, compared to cash provided of $3.5 million in the six months ended June 30, 2011. Cash provided by financing activities in the six months ended June 30, 2012 is related to the net increase in borrowings under our line of credit with FGI. Cash provided by financing activities in the six months ended June 3, 2011 included proceeds of $3.0 million on the issuance of secured convertible notes, $1.8 million in increased borrowings under credit facilities and $0.4 million in proceeds from the exercise of common stock warrants, all of which were partially offset by $1.6 million in payment of a settlement obligation pursuant to the October 20, 2010 settlement agreement with respect to litigation and other disputes in connection with our purchase of AUS assets in August 2006, and the payment of $0.1 million in debt issuance costs.

Description of Indebtedness

        Our outstanding borrowings at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(Dollars in millions)
Line of credit with FGI	$5.4	$4.5
6% shareholder note payable due 2013	1.5	1.5
8% subordinated convertible shareholder notes due 2016	3.0	3.0
Capital lease obligation	─	0.1
	$9.9	$9.1

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

        Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. In April 2012, FGI increased the inventory sublimit from $1.0 million to $2.0 million.

        The interest rate on advances or borrowings under the FGI facility will be the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate” and was 7.50% at June 30, 2012. Any advances or borrowings under the FGI facility are due on demand. We also agreed to pay FGI collateral management fees of: 0.44% per month on the face amount of eligible receivables as to which advances have been made and 0.55% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI facility are less than $2.4 million, we agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which our advances or borrowings are less than the agreed $2.4 million minimum.

        We account for the sale of accounts receivable under the FGI facility as a secured borrowing with a pledge of the subject receivables as collateral. At June 30, 2012, we had $4.4 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $3.5 million. At June 30, 2012, we also had $1.8 million in borrowings outstanding against eligible inventory. We were in compliance with the terms of the FGI Facility at June 30, 2012.

        We paid FGI a onetime facility fee of $75,000 upon entry into the FGI facility, and agreed to pay a $150,000 termination fee if we terminated within the first 360 days and $76,000 if we terminate in the second 360 days. FGI may terminate the facility at any time.

6% Shareholder Note Payable due 2013

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

        On July 27, 2012, the Company and Kanis S.A. further amended the terms of the Notes to modify the conversion feature. As amended, the outstanding principal balance of, and accrued and unpaid interest on, the Notes are convertible, at the option of Kanis S.A. at any time upon written notice given not less than 75 calendar days prior to the date of conversion, into no more than 250,000 shares of Company common stock at a conversion price of $4.00 per share. See Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

        In connection with the February 16, 2012 amendment, we issued to Kanis S.A., warrants to acquire 5,000 shares of our common stock at $3.80 per share. The warrants are exercisable on or after August 16, 2014 and expire on the earlier of (x) August 16, 2017 and (y) that date that is 30 days after we give notice to the warrant holder that the market value of one share of our common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days, which 10 consecutive days commence on or after August 16, 2014. We did not receive any cash consideration for the issuance of the warrants. We relied on the private placement exemption provided by Regulation S.

8% Shareholder Notes Due 2015

        On July 27, 2012, we executed a Loan Commitment Letter with Kanis S.A., pursuant to which we issued a promissory note in the principal amount of $3.0 million. The unsecured promissory note bears interest at 8% per annum, payable quarterly in arrears. The promissory note has a stated maturity of three years from the date of issuance. There is no prepayment penalty or premium.

        In connection with the issuance of the promissory note, on July 27, 2012, we issued Kanis S.A. warrants to acquire 45,000 shares of our common stock at $2.09 per share, a third of which became exercisable on the issuance date and the remainder will vest as to one third on each of the first and second anniversaries of the issuance date. These warrants expire on July 27, 2018. We did not receive any cash consideration for the issuance of these warrants, which were issued in reliance upon the private placement exemption provided by Regulation S.

Capital Expenditures

As of June 30, 2012, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of June 30, 2012 and December 31, 2011, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our investment in TCC (see Note 16 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011), we had no material commitments other than the liabilities reflected in our consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q).

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

3.4	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Clean Diesel’s Current Report on Form 8-K filed on May 24, 2012).

3.5	By-Laws of Clean Diesel as amended through November 6, 2008 (incorporated by reference to Exhibit 3.1 to Clean Diesel’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.1†	Employment Agreement, dated May 2, 2012, between Nikhil Mehta and Clean Diesel (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on May 7, 2012).

10.2†	Clean Diesel Technologies, Inc. Incentive Stock Plan (incorporated by reference to Appendix A to Clean Diesel’s Definitive Proxy Statement filed on April 23, 2012).

10.3*†	Form of Clean Diesel Technologies, Inc. US Participant Notice of Grant of Stock Option and Agreement.

10.4*†	Form of Clean Diesel Technologies, Inc. Non-US Participant Notice of Grant of Stock Option and Agreement.

10.5*†	Form of Clean Diesel Technologies, Inc. Non-Employee Director Notice of Grant of Stock Option and Agreement.

10.6*†	Form of Clean Diesel Technologies, Inc. US Participant Notice of Grant of Restricted Share Units and Agreement.

10.7*†	Form of Clean Diesel Technologies, Inc. Non-US Participant Notice of Grant of Restricted Share Units and Agreement..

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**+	XBRL Instance Document.

101.SCH** +	XBRL Taxonomy Extension Schema Document.

101.CAL** +	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF** +	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB** +	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE** +	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

** +

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC. (Registrant)
Date: August 9, 2012	By:	/s/ R. Craig Breese
R. Craig Breese
Director and Chief Executive Officer

Date: August 9, 2012	By:	/s/ Nikhil A. Mehta
Nikhil A. Mehta
Chief Financial Officer and Treasurer