Form 10-Q
period 2012-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2012-11-13
CIK 949428

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 7, 2012, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 7,231,315.

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

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,649	$3,471
Accounts receivable, net	7,091	11,695
Inventories	8,162	10,288
Prepaid expenses and other current assets	1,631	1,664
Total current assets	24,533	27,118
Property and equipment, net	2,272	2,649
Intangible assets, net	4,584	4,999
Goodwill	6,122	5,955
Other assets	414	394
Total assets	$37,925	$41,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,090	$4,527
Shareholder notes payable	4,608	─
Accounts payable	5,287	5,952
Warrant liability	159	100
Accrued expenses and other current liabilities	4,628	4,915
Income taxes payable	29	274
Total current liabilities	19,801	15,768
Shareholder notes payable	2,934	4,520
Capital lease obligation	7	17
Deferred tax liability	978	942
Total liabilities	23,720	21,247
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share: authorized 24,000,000; issued and outstanding 7,231,315 and 7,218,807 shares at September 30, 2012 and December 31, 2011, respectively	72	72
Additional paid-in capital	185,908	185,473
Accumulated other comprehensive loss	41	(716)
Accumulated deficit	(171,816)	(164,961)
Total stockholders’ equity	14,205	19,868
Total liabilities and stockholders’ equity	$37,925	$41,115

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$14,400	14,974	$48,123	$40,290
Cost of revenues	10,526	10,704	36,135	28,582
Gross profit	3,874	4,270	11,988	11,708
Operating expenses:
Selling, general and administrative (including stock-based compensation expense of $113, $170, $308 and $1,153)	3,380	3,896	11,582	13,004
Research and development (including stock-based compensation expense of $21, $12, $56 and $204)	1,646	1,624	5,513	5,373
Severance expense	4	─	353	─
Total operating expenses	5,030	5,520	17,448	18,377
Loss from operations	(1,156)	(1,250)	(5,460)	(6,669)
Other (expense) income:
Interest income	4	4	9	12
Interest expense	(442)	(333)	(1,109)	(868)
Other (expense) income, net	(500)	244	(692)	964
Total other (expense) income	(938)	(85)	(1,792)	108
Loss from continuing operations before income taxes	(2,094)	(1,335)	(7,252)	(6,561)
Income tax (benefit) expense from continuing operations	(123)	541	(328)	1,012
Net loss from continuing operations	(1,971)	(1,876)	(6,924)	(7,573)
Net income (loss) from operations of discontinued Energy Systems division	201	(141)	69	(187)
Net loss	$(1,770)	$(2,017)	$(6,855)	$(7,760)

Basic and diluted net loss per share:
Net loss from continuing operations per share	$(0.27)	$(0.27)	$(0.96)	$(1.51)
Net income (loss) from discontinued operations per share	0.03	(0.02)	0.01	(0.04)
Net loss per share	$(0.24)	$(0.29)	$(0.95)	$(1.55)
Weighted-average number of common shares outstanding - basic and diluted	7,229	7,035	7,223	5,021

Comprehensive Loss:
Net loss	$(1,770)	$(2,017)	$(6,855)	$(7,760)
Foreign currency translation adjustments	834	(1,140)	757	(679)
Comprehensive loss	$(936)	$(3,157)	$(6,098)	$(8,439)

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,855)	$(7,760)
(Income) loss from discontinued operations	(69)	187
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,069	1,298
(Recovery of) provision for doubtful accounts	(43)	24
Stock based compensation expense	364	1,357
Loss (gain) on change in fair value of liability-classified warrants	59	(1,072)
Amortization of debt discount and accretion of debt payment premium	92	81
Amortization of debt issuance costs	75	75
Income from unconsolidated affiliate	(18)	(35)
Loss on foreign currency transactions	32	148
Loss (gain) on disposal of property and equipment	20	(35)
Changes in operating assets and liabilities:
Accounts receivable	4,900	(3,421)
Inventories	2,357	(7,032)
Prepaid expenses and other assets	373	(766)
Accounts payable	(762)	3,030
Income taxes	(504)	416
Accrued expenses and other current liabilities	(316)	207
Cash provided by (used in) operating activities of continuing operations	774	(13,298)
Cash provided by (used in) operating activities of discontinued operations	51	(167)
Net cash provided by (used in) operating activities	825	(13,465)
Cash flows from investing activities:
Purchases of property and equipment	(134)	(517)
Investment in unconsolidated affiliate	─	51
Proceeds from sale of property and equipment	13	37
Net cash used in investing activities	(121)	(429)
Cash flows from financing activities:
Net borrowings under demand line of credit	563	4,211
Repayment of line of credit	─	(2,540)
Proceeds from issuance of shareholder notes payable	3,000	3,000
Proceeds from issuance of common stock	─	10,212
Proceeds from exercise of warrants	─	394
Payment of settlement obligation	─	(1,575)
Repayment of capital lease obligations	(9)	(23)
Payments for shelf registration costs	(94)	─
Payments for debt issuance costs	(75)	(115)
Net cash provided by financing activities	3,385	13,564
Effect of exchange rates on cash	89	(119)
Net change in cash and cash equivalents	4,178	(449)
Cash and cash equivalents at beginning of period	3,471	5,007
Cash and cash equivalents at end of period	$7,649	$4,558

Supplemental disclosures:
Cash paid for interest	$833	$715
Cash paid for income taxes	$364	$625

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Organization

a .    Description of Business

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

    b.         Liquidity

Historically, the revenue we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, the Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $171.8 million at September 30, 2012. The Company has historically funded its operations through equity sales, debt and bank borrowings.

The Company has a $7.5 million secured demand facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”). At September 30, 2012, the Company had $5.1 million in borrowings outstanding under this facility with $2.4 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral.

The Company also has a purchase agreement with Lincoln Park Capital (“LPC”), under which the Company has the right, in its sole discretion, over a 30-month period to sell up to $10.0 million in common stock to LPC in amounts of up to $0.5 million to up to $1.5 million per sale, depending on certain conditions as set forth in the purchase agreement. Assuming a purchase price of $2.81 per share (the closing sale price of the Company’s common stock on September 30, 2012) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to the Company would be $4.8 million. There have been no sales to date under this arrangement.

On May 15, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC (the “Shelf Registration”) which was declared effective by the SEC on May 21, 2012. The Shelf Registration permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities. See Note 8.

On July 27, 2012, the Company entered into a Loan Commitment Letter with Kanis S.A. pursuant to which the Company issued a promissory note in the principal amount of $3.0 million. The promissory note bears interest at 8% per annum which is payable quarterly in arrears and matures on July 27, 2015. See Note 7 for a detailed description of the promissory note.

At September 30, 2012, the Company had $7.6 million in cash and cash equivalents. Due to the proceeds from the note issued in July 2012 and availability under the secured demand facility with FGI and the purchase agreement with LPC, management believes that the Company will have access to sufficient working capital to sustain operations through at least the next twelve months. However, there is no assurance that, if necessary, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

d.       Concentration of Risk

For the periods presented below, certain customers accounted for 10% or more of the Company’s revenue as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2012	2011	2012	2011
A	33%	26%	29%	21%
B	10%	─	8%	─
C	7%	15%	6%	9%

Customer A is an automotive original equipment manufacturer ("OEM") and relates to sales within the Catalyst segment. Customers B and C are diesel system distributors within the HDD Systems segment.

For the periods presented below, certain customers accounted for 10% or more of the Company’s accounts receivable balance as follows:

Customer	September 30, 2012	December 31, 2011
A	33%	10%
B	20%	4%
C	─	11%
D	1%	14%

Customer A above is an automotive OEM, customers B and C are diesel system distributors and customer D is a diesel systems installer.

For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Vendor	2012	2011	2012	2011
A	11%	15%	12%	18%
B	16%	11%	11%	9%
C	13%	7%	12%	5%

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

Diluted net loss per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred net losses in the three and nine months ended September 30, 2012 and 2011, the effect of potentially dilutive securities has been excluded in the computation of net loss per share and net loss from continuing operations per share as their impact would be anti-dilutive. Potential common stock equivalents excluded consist of the following (in thousands):

	September 30,
	2012	2011
Common stock options	756	287
RSUs	168	25
Warrants	968	953
Convertible notes	250	370
Total	2,142	1,635

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

The fair values of the Company’s cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to their variable interest rates. The fair value of shareholder notes payable, current is approximately $4.6 million and shareholder notes payable, noncurrent is $2.7 million at September 30, 2012 based on estimated rates currently available to the Company. The carrying amount of the Company’s capital lease obligations approximates the fair value. See Note 9 regarding the fair value of the Company’s warrants.

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

3.    Inventories

Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$ 3,250	$ 4,135
Work in progress	2,498	3,790
Finished goods	2,414	2,363
	$ 8,162	$ 10,288

4.     Goodwill and Intangible Assets

Goodwill

The Company’s Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, contains all of the Company’s allocated goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows (in thousands):

Balance at December 31, 2011	$ 5,955
Effect of translation adjustment	167
Balance at September 30, 2012	$ 6,122

Intangible Assets

Intangible assets consist of the following (in thousands):

	Useful Life in Years	September 30, 2012	December 31, 2011
Trade name	15 – 20	$ 1,415	$ 1,387
Patents and know-how	5 – 12	5,123	4,987
Customer relationships	4 – 8	1,275	1,236
		7,813	7,610
Less accumulated amortization		(3,229)	(2,611)
		$ 4,584	$ 4,999

The Company recorded amortization expense related to amortizable intangible assets of $0.2 million during each of the three months ended September 30, 2012 and 2011.  The Company recorded amortization expense related to amortizable intangible assets of $0.5 million and $0.7 million during the nine months ended September 30, 2012 and 2011, respectively.

Estimated amortization expense for existing intangible assets for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2012	$ 179
2013	717
2014	717
2015	712
2016	558

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued salaries and benefits	$ 1,852	$ 1,486
Sales tax payable	227	566
Accrued warranty	596	645
Deferred revenue	─	650
Liability for consigned precious metals	987	652
Other	966	916
	$ 4,628	$ 4,915

On May 2, 2011, the Company entered into an agreement with Tanaka Kikinzoku Kogyo K.K. ("TKK"), its investment partner in the Asia Pacific region, to provide equipment, engineering and support services to assist in TKK’s establishment of manufacturing operations in China under a joint venture between TKK and a Chinese entity for the purpose of manufacturing and selling diesel and automotive exhaust emission products in the China market. The Company received an up-front payment of $0.6 million which was included in deferred revenue at December 31, 2011. In September 2012, the Company and TKK entered into an amendment to the agreement reducing the scope of services under the contract resulting in a change in the total value of the contract from $1.5 million to $1.0 million.

The Company accounted for this contract under ASC 605-35, “Revenue Recognition – Construction-type and Production-type Contracts” under the completed-contract method. As of September 30, 2012, the Company has completed its obligations under the agreement, as amended. As such, the Company has recognized $1.0 million in revenue, including the $0.6 million previously deferred, and $0.3 million in cost of revenues in the three and nine months ended September 30, 2012.

6.     Accrued Warranty

Changes in the Company’s product warranty reserve are as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$ 645	$ 466
Accrued warranty expense	588	237
Warranty claims paid	(658)	(209)
Translation adjustment	21	(16)
Balance at end of period	$ 596	$ 478

7.     Debt

Long-term debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Line of credit with FGI	$ 5,090	$ 4,527
6% shareholder note due 2013	1,608	1,520
8% subordinated convertible shareholder notes due 2016	3,000	3,000
8% shareholder note due 2015	2,934	─
Capital lease obligation	7	17
	12,639	9,064
Less current portion	(9,698)	(4,527)
	$ 2,941	$ 4,537

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Line of Credit with FGI

On February 14, 2011, the Company and certain of its subsidiaries (the “Credit Subsidiaries”) entered into Sale and Security Agreements with FGI to provide for a $7.5 million secured demand facility backed by its receivables and inventory (the “FGI Facility”). The Company and the Credit Subsidiaries also entered into guarantees to guarantee the performance of their obligations under the Sale and Security Agreements. The Company also granted FGI a first lien collateral interest in substantially all of its assets. On August 15, 2012, the Company and FGI agreed to amend the FGI Facility. As amended, the initial term was extended from February 14, 2013 to August 15, 2015 and may be extended at the Company’s option for additional one-year terms.

Under the FGI Facility, as amended, FGI can elect to purchase eligible accounts receivables from the Company and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). Purchased receivables are subject to full recourse to the Company in the event of nonpayment by the customer. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. At FGI’s election, FGI may advance the Company up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to the Company net of interest and fees on advances once the receivables are collected from customers. The Company may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. Pursuant to the amendment, the inventory sublimit amount was increased from $1.0 million to the lesser of $2.0 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility.

The interest rate on advances or borrowings under the FGI Facility was reduced from the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate” to the greater of (i) 6.50% per annum and  (ii) 2.50% per annum above the prime rate, as defined. Any advances or borrowings under the FGI Facility are due on demand. The Company also agreed to pay FGI collateral management fees. As amended, the monthly collateral fees were reduced from 0.44% to 0.30% per month on the face amount of eligible receivables as to which advances have been made and from 0.55% to 0.38% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

The Company paid FGI a one-time facility fee of $75,000 upon entry into the FGI Facility and $75,000 upon amending the FGI facility. Also, if the Company terminates the FGI facility prior to the last day of the initial term, as extended, or any additional term, it must pay a termination fee of 2% of the facility limit then in effect. No termination fee will be due if the Company notifies FGI of its intent to terminate within 10 days of FGI increasing the reserve percentage for accounts to greater than 40% for more than 30 consecutive days. FGI may terminate the facility at any time. As such, the facility and amendment fees were expensed when incurred. The termination fee is not payable upon a termination by FGI or upon non-renewal.

The Company accounts for the sale of accounts receivable under the FGI Facility as a secured borrowing with a pledge of the subject receivables as collateral in accordance with ASC 860, “Transfers and Servicing.” At September 30, 2012, the Company had $4.5 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $3.5 million. At September 30, 2012, the Company also had $1.6 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at September 30, 2012.

6% Shareholder Note Due 2013

On December 30, 2010, the Company executed a Loan Commitment Letter with Kanis S.A., a shareholder of the Company, pursuant to which Kanis S.A. loaned the Company $1.5 million. The loan bears interest on the unpaid principal at a rate of 6%, with interest only payable quarterly in arrears, commencing March 31, 2011. The loan matures on June 30, 2013. In addition to principal and accrued interest, the Company is obligated to pay Kanis S.A. at maturity a “Payment Premium” ranging from $0.1 million to $0.2 million based proportionally on the number of days that the loan remains outstanding. There is no prepayment penalty. The loan is unsecured. In connection with the loan, the Company issued Kanis S.A. warrants to acquire 25,000 shares of its common stock at $10.40 per share. The relative estimated fair value of such warrants represents a discount from the face amount of the loan and has been recorded as a discount from the loan amount. The discount is being amortized using the effective interest method over the term of the loan.

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

8% Shareholder Note Due 2015

On July 27, 2012, the Company executed a Loan Commitment Letter with Kanis S.A., pursuant to which the Company issued a promissory note in the principal amount of $3.0 million, which bears interest at 8% per annum, payable quarterly in arrears. The promissory note matures on July 27, 2015. There is no prepayment penalty or premium. The promissory note is unsecured. In connection with promissory note, the Company issued Kanis S.A. a warrant to acquire 45,000 shares of its common stock at $2.09 per share, a third of which become exercisable on the issuance date and each of the first and second anniversaries of the issuance date. This warrant expires on July 27, 2018. The Company did not receive any cash consideration for the issuance of this warrant, which was issued in reliance upon the private placement exemption provided by Regulation S. The relative estimated fair value of such warrant represents a discount from the face amount of the loan and has been recorded as a discount from the loan amount. The discount is being amortized using the effective interest method over the term of the loan.

8.     Stockholders’ Equity

On May 23, 2012, the Company amended its Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 24 million shares. At September 30, 2012, the Company had 24.1 million shares authorized, 24 million of which are $0.01 par value common stock and 100,000 of which are $0.01 par value preferred stock.

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

LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock. The fair value of the 40,247 shares issued as the initial commitment fee of $0.1 million is recorded as a deferred charge in other assets in the accompanying balance sheet at September 30, 2012 and will be amortized into equity over the usage of the equity line. The Company may terminate the Purchase Agreement at any time at its discretion without any cost or penalty. Any proceeds received by the Company under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

9.    Warrants

Warrant activity for the nine months ended September 30, 2012 and warrant information as of September 30, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2011	929,914	$ 15.13	$2.80 - $169.47
Warrants issued	50,000	$ 2.26	$2.09 - $3.80
Warrants expired/forfeited	(11,709)	$ 75.00	$75.00
Outstanding at September 30, 2012	968,205	$ 13.74	$2.09 - $169.47
Warrants exercisable at September 30, 2012	908,205	$ 14.27	$2.09 - $169.47

Warrant Liability

The Company evaluates warrants on issuance and at each reporting date to determine proper classification as equity or as a liability. The Company has 379,678 outstanding warrants issued to former CSI Class A shareholders in connection with the business combination between Clean Diesel Technologies, Inc. (“CDTI”) and Catalytic Solutions, Inc. (“CSI”) on October 15, 2010 (the “Merger”) that it is required to physically settle by delivering registered shares. In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to maintain registration of the warrant shares, it does not specifically preclude cash settlement. Accordingly, the Company’s agreement to deliver registered shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. The contracts for the remaining warrants allow for settlement in unregistered shares and do not contain any other characteristics that would result in liability classification. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying condensed consolidated balance sheets and are only valued on the issuance date and not subsequently revalued. The Company evaluated the balance sheet classification of all warrants at September 30, 2012 and noted no changes.

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

	September 30, 2012	December 31, 2011
Expected volatility	88.3%	58.8%
Risk-free interest rate	0.3%	0.7%
Closing price of Clean Diesel Technologies, Inc. common stock	$2.81	$2.80

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

The liability is remeasured at the end of each reporting period with changes in fair value recognized in other income (expense) in the consolidated statements of operations and comprehensive loss. The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs (in thousands):

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$ 100	$ 1,238
Exercise of common stock warrants	─	(39)
Remeasurement of common stock warrants	59	(1,072)
Balance at end of period	$ 159	$ 127

10.    Share Based Payment

The Clean Diesel Technologies, Inc. Stock Incentive Plan (formerly known as the Clean Diesel Technologies, Inc. 1994 Incentive Plan), as amended (the “Plan”), provided for the awarding of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance awards, bonuses or other forms of share-based awards or cash, or combinations of these to the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as the board of directors may determine. At the Company’s Annual Meeting of Shareholders held on May 23, 2012, the Company’s shareholders approved certain amendments to the Plan, the most significant of which changed the plan name, removed the evergreen provision and established a maximum number of 1.4 million shares to be reserved for issuance under the Plan, disallowed the repricing of outstanding stock options without shareholder approval, removed the ability to issue cash bonus awards under the Plan and modified the change in control provisions within the Plan. The Plan is more fully described in Note 13 to the Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

Stock-based compensation expense for both employee and non-employee awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Selling, general and administrative	$ 113	$ 170	$ 308	$ 1,153
Research and development	21	12	56	204
Total stock-based compensation expense	$ 134	$ 182	$ 364	$ 1,357

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

During the nine months ended September 30, 2012, the Compensation Committee approved the grant of long-term incentive awards to other employees consisting of nonqualified stock options and RSUs. The Company granted a total of 330,219 nonqualified stock options at a weighted average exercise price of $2.97 per share, a third of which vest on February 22, 2013 (the “Initial Vesting Date”) and each of the first and second anniversaries of the Initial Vesting Date. The Company also issued 113,255 RSUs at a weighted average fair value of $2.95 per unit, a third of which generally vest on March 20, 2013 (the “Vesting Commencement Date”) and each of the first and second anniversaries of the Vesting Commencement Date.

Stock Options

Stock option activity for the nine months ended September 30, 2012 and stock option information as of September 30, 2012 is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	301,634	$ 18.57
Granted	506,895	$ 2.92
Forfeited	(41,175)	$ 3.06
Expired	(11,368)	$ 78.97
Outstanding at September 30, 2012	755,986	$ 8.01	8.69	$18,823
Exercisable at September 30, 2012	286,101	$ 16.40	7.46	─

The aggregate intrinsic value represents the difference between the exercise price and the Company’s closing stock price on the last trading day of the quarter.

The Company estimates the fair value of stock options using a Black-Scholes valuation model. The weighted-average fair value and assumptions used for the nine months ended September 30, 2012 and 2011 were as follows:

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

Compensation costs for stock options that vest over time are recognized over the vesting period on a straight-line basis. As of September 30, 2012, the Company had $0.8 million of unrecognized compensation cost related to stock option grants that remained to be recognized over vesting periods. These costs are expected to be recognized over a weighted average period of 2.4 years.

There was no cash received from option exercises under any share-based payment arrangements for the nine months ended September 30, 2012 or 2011.

Restricted Share Units

RSU activity for the nine months ended September 30, 2012 and RSU information as of September 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Non-vested share units at December 31, 2011	25,238	$ 5.64
Granted	172,147	$ 2.91
Vested	(12,508)	$ 5.50
Forfeited	(17,312)	$ 3.34
Non-vested share units at September 30, 2012	167,565	$ 3.08	$ 7,123

As of September 30, 2012, the Company had approximately $0.4 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.3 years.

11.     Contingencies

 Legal Proceedings

On September 30, 2008, Applied Utility Systems, Inc. (“AUS”), a former subsidiary of the Company, filed a complaint against Benz Air Engineering, Inc. (“Benz Air”). The Company sold the majority of the assets of AUS to Johnson Matthey (“JM”) on October 1, 2009; however, this lawsuit was excluded from the sale. The complaint was amended on January 16, 2009, and asserted claims against Benz Air for breach of contract, common counts and slander. AUS was seeking $0.2 million in damages, plus interest, costs and applicable penalties. In response to the complaint, Benz Air filed a cross-complaint on November 17, 2008, which named both AUS and the Company as defendants. The cross-complaint asserted claims against AUS and the Company for breach of oral contract, breach of express warranty, breach of implied warranty, negligent misrepresentation and intentional misrepresentation and was seeking not less than $0.3 million in damages, plus interest, costs and punitive damages. The trial was concluded on July 29, 2011 with the jury awarding AUS $0.2 million plus interest as well as an additional $0.3 million for false statements. On October 18, 2011, the trial court granted Benz Air’s motion and overturned the jury’s verdict regarding the $0.3 million for false statements, and denied Benz Air’s motion to overturn the jury’s verdict on the remaining counts. In addition, the trial court awarded the Company over $0.5 million in attorney’s fees. In the fourth quarter of 2011, the Company recorded a gain of $0.2 million related to a partial recovery of the award from the Benz Air litigation. On July 31, 2012, the Company and Benz Air completed a global settlement agreement that provides for a cash payment by Benz Air of $175,000, plus three individual payments of $25,000 each to be paid on October 1, 2012, January 2, 2013, and April 1, 2013. On September 25, 2012, the Company received all three remaining cash payments from Benz Air and recorded a gain which is presented in discontinued operations in the accompanying condensed consolidated statement of operations.  As a result, the Company has dismissed its lawsuit in this matter.

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

Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Heavy Duty Diesel Systems	$ 8,680	$ 11,076	$ 32,283	$ 30,105
Catalyst	6,659	6,447	19,194	15,002
Corporate	─	─	─	─
Eliminations (1)	(939)	(2,549)	(3,354)	(4,817)
Total	$ 14,400	$ 14,974	$ 48,123	$ 40,290
Income (loss) from operations
Heavy Duty Diesel Systems	$ (272)	$ 373	$ (545)	$ 84
Catalyst	261	(170)	(750)	(1,064)
Corporate	(1,209)	(1,381)	(4,251)	(5,509)
Eliminations (1)	64	(72)	86	(180)
Total	$ (1,156)	$ (1,250)	$ (5,460)	$ (6,669)

(1)    Elimination of Catalyst revenue and profit in ending inventory related to sales to Heavy Duty Diesel Systems.

The Company conducted an intercompany transfer pricing study at the end of 2011 which resulted in it adjusting the prices its group companies charge each other for the sale of products and services. The Catalyst division adjusted certain prices it charges for products sold to the Heavy Duty Diesel Systems division to be consistent with market prices. The impact for the full year was recorded in the fourth quarter of 2011 which resulted in a $1.3 million increase in revenues for the Catalyst division and the offsetting intercompany eliminations.  The change also resulted in a $1.3 million decrease in loss from continuing operations for the Catalyst division with an offsetting decrease in income from continuing operations for the Heavy Duty Diesel Systems division for the year ended December 31, 2011. Of this amount, $1.0 million related to previous interim periods in 2011 with the impact on the individual quarters of $0.1 million, $0.4 million and $0.5 million for the quarters ended March 31, June 30, and September 30, 2011, respectively. Catalyst division revenues and eliminations and the Heavy Duty Diesel Systems and Catalyst income (loss) from operations for the three and nine months ended September 30, 2011 have been recast to reflect the impact of this change in measurement. The change in intercompany pricing did not result in any change in consolidated revenues or in the consolidated loss from operations.

Net sales by geographic region are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$ 7,145	$ 5,596	$ 20,675	$ 15,331
Canada	5,461	6,049	16,966	17,363
United Kingdom	500	1,613	5,919	2,075
Sweden	1,294	1,716	4,563	5,521
Total	$ 14,400	$ 14,974	$ 48,123	$ 40,290

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

Heavy Duty Diesel Systems:Through our Heavy Duty Diesel Systems division we design and manufacture verified exhaust emissions control solutions. Our Heavy Duty Diesel Systems division offers a full range of products for the verified retrofit and original equipment manufacturer, or OEM, markets through its distribution/dealer network and direct sales. These ECS and Clean Diesel Technologies-branded products, such as Purifilter®, Purifier™, ARIS® and exhaust gas recirculation with selective catalytic reduction are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 67% and 75% of the total consolidated revenues for the nine months ended September 30, 2012 and 2011, respectively.

Catalyst: Through our Catalyst division, we produce catalyst formulations to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications. A family of unique high-performance catalysts has been developed — with base-metals or low platinum group metal and zero- platinum group metal content — to provide increased catalytic function and value for technology-driven automotive industry customers. Our technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and we have supplied over ten million parts to light duty vehicle customers since 1996. Our Catalyst division also provides catalyst formulations for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 33% and 25% of the total consolidated revenues for the nine months ended September 30, 2012 and 2011, respectively.

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

Emission reduction programs are often one-off, or have staggered compliance dates, which mean they do not generally result in a regular source of recurring revenues for our company. For example, London, U.K. had mandated that certain heavy duty diesel vehicles entering the London Low Emissions Zone (or LEZ) were required to meet certain emission standards by January 2012. We believe that approximately 20,000 such vehicles were required to have a retrofit emission control device installed on the vehicle by year end 2011. In December 2011, the regulator extended the deadline for compliance into the first quarter of 2012. We believe that the bulk of the vehicles were retrofitted in the fourth quarter of 2011, with sales of our products of approximately $6 million in the fourth quarter and $8 million in the full year 2011. However, due to the extension, we recorded additional sales of $4.3 million and $1.0 million in the first and second quarters of 2012, respectively. This program is now virtually complete and as such, we do not expect sales in London in the balance of 2012 and beyond. In addition, the California Air Resources Board ("CARB") has mandated that all Class 7 and Class 8 heavy diesel trucks meet certain emission targets by 2016, with interim targets established for 2011, 2012 and 2013, such that 90% of current operating diesel trucks will be required to meet these targets by 2014. We estimate that this rule will require well over 100,000 heavy duty diesel trucks to be replaced or retrofitted. According to industry estimates, approximately 66,000 vehicles have elected or will elect to retrofit between 2011 and 2015. We believe that the rate of adoption of electing to retrofit by truck owners as well as the overall level of retrofit activity and our ability to gain sales are dependent upon several factors, including the level of enforcement of the mandate by CARB, the level of new truck acquisitions by truck owners and also our success in attaining the required verifications and approvals for products currently under review by CARB. We have experienced a slower than anticipated ramp up in adoption by truck owners and a delay in verification for a product currently under review by CARB. This has resulted in weaker than expected sales in the third quarter and order activity in the fourth quarter to date. Though we continue to pursue this retrofit opportunity aggressively, the rate of adoption, industry projections pertaining to the overall market opportunity and the success and timing of product verifications are uncertain and are expected to have a negative effect on sales in the remainder of this year and could result in fluctuations in revenue and working capital requirements from quarter-to-quarter next year.

Factors Affecting our Catalyst Division

 Because the customers of our Catalyst division are OEM auto makers, our business is also affected by macroeconomic factors that impact the automotive industry generally, which can result in increased or decreased purchases of vehicles, and consequently demand for our products. Sales to our largest OEM auto customer have been positively impacted during the first nine months of 2012 due to increased vehicle shipments, expansion of our catalysts onto new vehicle platforms, increased purchasing by the customer to build initial stock of parts for a new model and an increase in pass through sales of rare earth materials due to increased prices of these materials. At present, we expect sales in the fourth quarter to this customer to be consistent with the third quarter.

In addition, our sales and gross margins are also impacted by the pass through sales of rare earth materials and the extent to which the price increases are shared with our customer.  Through June 2012, the customer was reimbursing us the full amount actually spent by us on these materials. In the third quarter and beyond, it is the intent of both our customer and us to establish a formula for this reimbursement which is based on formulae established by this customer with other vendors.  Until such a formula is agreed to, our customer is reimbursing rare earth cost increases only partially.  We expect that a formula will be agreed to before the end of the year.  However, even if such a formula is in place, we may experience margin reduction if the formula does not accurately reflect actual costs.

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

Results of Operations

We conducted an intercompany transfer pricing study in the end of 2011 which resulted in us adjusting the prices our group companies charge each other for the sale of products and services. The Catalyst division adjusted certain prices it charges for products sold to the Heavy Duty Diesel Systems division to be consistent with market prices. The impact for the full year was recorded in the fourth quarter of 2011 which resulted in a $1.3 million increase in revenues for the Catalyst division and the offsetting intercompany eliminations.  The change also resulted in a $1.3 million decrease in loss from continuing operations for the Catalyst division with an offsetting decrease in Heavy Duty Diesel Systems income from continuing operations for the year ended December 31, 2011. Of this amount, $1.0 million related to previous interim periods in 2011 with the impact on the individual quarters of $0.1 million, $0.4 million and $0.5 million for the quarters ended March 31, June 30, and September 30, 2011, respectively. The Catalyst revenues and related eliminations and the Heavy Duty Diesel Systems and Catalyst income (loss) from operations for the three and nine months ended September 30, 2011 have been recast to reflect the impact of this change in measurement. The change in intercompany pricing did not result in any change in consolidated revenues or in the consolidated loss from operations.

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Revenues

The table below and the tables in the discussion that follow are based upon the way we analyze our business. See Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our divisions.

	Three Months Ended September 30,
	2012	% of Total Revenue	2011	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$ 8.7	60.3%	$ 11.1	74.0%	$ (2.4)	(21.6)%
Catalyst	6.7	46.2%	6.4	43.0%	0.3	3.3%
Intercompany revenue	(1.0)	(6.5)%	(2.5)	(17.0%)	1.5	(63.2)%
Total revenue	$ 14.4	100.0%	$ 15.0	100.0%	$ (0.6)	(3.8)%

Total revenue for the three months ended September 30, 2012 decreased by $0.6 million, or 3.8% to $14.4 million from $15.0 million for the three months ended September 30, 2011.

Our Heavy Duty Diesel Systems division includes on-road diesel retrofit business most often driven by increasingly stringent emission regulations as well as product applications sold on an OEM and aftermarket basis with applications for the reduction of exhaust emissions of off-road and stationary engines and licensing revenue. Revenues for our Heavy Duty Diesel Systems division for the three months ended September 30, 2012 decreased $2.4 million, or 21.6%, to $8.7 million from $11.1 million for the three months ended September 30, 2011. The decrease was due to decreased retrofit sales of $1.6 million and decreased non-retrofit sales of $0.8 million. Retrofit sales declined $1.1 million in the London LEZ and $0.5 million in North America. Significant programs in North America included California and New Jersey. California sales of $1.7 million continued to be weak compared to expectations and were down $2.2 million year over year as we benefited from a CARB early compliance incentive program which was implemented in the second and third quarters of 2011. This decline was partially offset by growth driven by sales in the New Jersey Department of Environmental Protection Mandatory Diesel Retrofit Program and in other retrofit programs in North America. Non-retrofit sales decreased due to declines in sales of standard exhaust parts in North America, European material handling sales and North American sales to OEMs and integrators.

Total revenues for our Catalyst division for the three months ended September 30, 2012 increased $0.3 million, or 3.3%, to $6.7 million from $6.4 million for the three months ended September 30, 2011. Excluding intercompany revenue, sales for this division increased 46.7% to $5.7 million for the three months ended September 30, 2012 as compared to $3.9 million for the three months ended September 30, 2011. The increase was in part due to the recognition of $1.0 million in revenue upon completion of performance under a contract to provide equipment, engineering and support services to assist our investment partner in the Asia Pacific, TKK, in establishing operations in China to manufacture automotive and exhaust emission products for the China market. The remaining increase was due to an increase of $1.0 million in sales to our Japanese OEM customer due to higher vehicle shipments, expansion of our catalysts onto new vehicle platforms, increased purchasing by the customer to build an initial stock of parts for a new model and rare earth material price increases that were passed on to the customer. This was partially offset by reductions of $0.2 million in sales to other OEM customers for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Cost of revenues

Cost of revenues decreased by $0.2 million, or 1.7% to $10.5 million for the three months ended September 30, 2012, compared to $10.7 million for the three months ended September 30, 2011. The primary reason for the decrease in costs was lower product sales volume.

Gross profit

The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Three Months Ended September 30,
	2012	% of Revenue (1)	2011	% of Revenue (1)	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$ 2.2	25.7%	$ 3.2	28.5%	$ (1.0)	(29.3)%
Catalyst	1.6	23.7%	1.2	18.4%	0.4	24.7%
Intercompany eliminations	0.1	─	(0.1)	─	0.2	NM
Total gross profit	$ 3.9	26.9%	$ 4.3	28.5%	$ (0.4)	(9.3)%

(1)   Division calculation based on division revenue. Total based on total revenue.

Gross profit for the three months ended September 30, 2012 decreased by $0.4 million, or 9.3%, to $3.9 million from $4.3 million for the three months ended September 30, 2011. Gross margin was 26.9% during the three months ended September 30, 2012 compared to 28.5% during the three months ended September 30, 2011.

The decrease in gross margin for our Heavy Duty Diesel Systems division from 28.5% for the three months ended September 30, 2011 to 25.7% for the three months ended September 30, 2012 is a result of reduced leverage of fixed manufacturing costs resulting from lower sales volume, $0.3 million of warranty expense and increased inventory obsolescence of $0.2 million.

The increase in gross margin for our Catalyst division from 18.4% for the three months ended September 30, 2011 to 23.7% for the three months ended September 30, 2012 is due to the impact of favorable margins under the TKK contract which was completed during the three months ended September 30, 2012. The TKK contract was a non-standard contract for the Company and is not expected to occur on a regular basis. Excluding this impact, gross margins for our Catalyst division decreased to 14.9% for the three months ended September 30, 2012 from 18.4% for the three months ended September 30, 2011. This decrease in gross margin is a result of the escalation of prices of rare earth materials that we use in our catalysts. One of our OEM customers provides price adjustments to isolate us from the impact of rare earth cost increases. Through June 2012, that customer was reimbursing us the full amount actually spent by us on these materials. In the third quarter and beyond, it is the intent of both us and our customer to establish a formula for this reimbursement which is based on formulae established by this customer with other vendors. Until such a formula is agreed to, our customer is only partially reimbursing rare earth cost increases. We expect that a formula will be agreed to before the end of the year. With the significant increases in rare earth prices, this cost reimbursement is dilutive to margin on a percent of sales. With two of our other OEM customers, we were not reimbursed for the increased costs of the rare earth material but are pursuing both for retroactive reimbursement for the as well as for future business.

Operating expenses

The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,
	2012	% of Total Revenue	2011	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$ 3.4	23.4%	$ 3.9	26.0%	$ (0.5)	(13.2)%
Research and development	1.6	11.4%	1.6	10.8%	─	1.4%
Total operating expenses	$ 5.0	34.8%	$ 5.5	36.8%	$ (0.5)	(8.9)%

For the three months ended September 30, 2012, operating expenses decreased by $0.5 million to $5.0 million from $5.5 million for the three months ended September 30, 2011.

Selling, general and administrative expenses

For the three months ended September 30, 2012, selling, general and administrative expenses decreased by $0.5 million, or 13.2%, to $3.4 million from $3.9 million for the three months ended September 30, 2011. This decrease is a result of a reduction in costs related to the former Corporate office in Connecticut of $0.2 million, our London operation of $0.1 million and a reduction in stock compensation and bonus $0.2 million. Selling, general and administrative expenses as a percentage of revenues decreased to 23.4% in the three months ended September 30, 2012 compared to 26.0% in the three months ended September 30, 2011.

Research and development expenses

Research and development expenses were $1.6 million in each of the three months ended September 30, 2012 and 2011. As a percentage of revenues, research and development expenses were 11.4% in the three months ended September 30, 2012, compared to 10.8% in the three months ended September 30, 2011.

Other expense

The following table shows the components of other expense and other (expense) income as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,
	2012	% of Total Revenue	2011	% of Total Revenue
	(Dollars in millions)
Interest expense	$ (0.4)	(3.1)%	$ (0.3)	(2.2)%
Loss on change in fair value of common stock warrant liability	(0.1)	(0.4)%	─	─
Foreign currency exchange (loss) gain	(0.4)	(3.1)%	0.2	1.6
Total other expense	$ (0.9)	(6.6)%	$ (0.1)	(0.6)%

We incurred interest expense of $0.4 million in the three months ended September 30, 2012 compared to $0.3 million in the three months ended September 30, 2011. The three months ended September 30, 2012 includes $0.1 million in financing costs related to the amendment of our FGI credit facility (see —Description of Indebtedness below and Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For the three months ended September 30, 2012, there was a loss of $0.1 million related to the change in fair value of liability classified common stock warrants. The three months ended September 30, 2012 included a $0.4 million exchange loss related primarily to changes in value of the Canadian dollar in relation to the U.S. dollar as compared to a gain of $0.2 million in the three months ended September 30, 2011.

Net loss

For the foregoing reasons, we had a net loss of $1.8 million for the three months ended September 30, 2012 compared to a net loss of $2.0 million for the three months ended September 30, 2011. Excluding net income of $0.2 million in the three months ended September 30, 2012 from discontinued operations and net loss of $0.1 million in the three months ended September 30, 2011, we had a net loss from continuing operations of $2.0 million for the three months ended September 30, 2012 compared to a net loss from continuing operations of $1.9 million for the three months ended September 30, 2011.We continue to have legal and other expenses as well as gains on litigation settlements related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 17 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Revenues

	Nine Months Ended September 30,
	2012	% of Total Revenue	2011	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$ 32.3	67.1%	$ 30.1	74.7%	$ 2.2	7.2%
Catalyst	19.2	39.9%	15.0	37.3%	4.2	27.9%
Intercompany revenue	(3.4)	(7.0)%	(4.8)	(12.0%)	1.4	30.4%
Total revenue	$ 48.1	100.0%	$ 40.3	100.0%	$ 7.8	19.4%

Total revenue for the nine months ended September 30, 2012 increased by $7.8 million, or 19.4%, to $48.1 million from $40.3 million for the nine months ended September 30, 2011.

Revenues for our Heavy Duty Diesel Systems division for the nine months ended September 30, 2012 increased $2.2 million, or 7.2%, to $32.3 million from $30.1 million for the nine months ended September 30, 2011. The increase was due to increased retrofit sales of $2.5 million partially offset by decreased non-retrofit sales of $0.3 million. Retrofit sales increased $4.0 million in the London LEZ and decreased $1.5 million in North America. Significant programs in North America included California, New Jersey and Texas. California sales of $6.2 million continued to be weak compared to expectations and were down $1.5 million year over year as we benefited from a CARB early compliance incentive program which was implemented in the second and third quarters of 2011. Sales increased $3.0 million under the New Jersey Department of Environmental Protection Mandatory Diesel Retrofit Program, increased $1.0 million for the retrofit of school buses in the State of Texas and decreased $4.0 million related to the retrofit of school buses in New York and other northeastern states. Non-retrofit sales decreased due to declines in European material handling sales and North American sales to OEMs and integrators.

Revenues for our Catalyst division for the nine months ended September 30, 2012 increased $4.2 million, or 27.9%, to $19.2 million from $15.0 million for the nine months ended September 30, 2011. Excluding intercompany revenue, sales for this division increased $5.6 million, or 55.5%, to $15.8 million for the nine months ended September 30, 2012 as compared to $10.2 million for the nine months ended September 30, 2011. The nine months ended September 30, 2012 includes the recognition of $1.0 million in revenue upon completion of performance under the contract with TKK, as discussed above. The remaining increase was due to an increase in sales to our Japanese OEM customer of $6.0 million, of which $1.2 million was as a result of increased prices of rare earth raw materials that were passed on to the customer. This was offset by a reduction of $1.4 million in sales to other OEM customers for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Cost of revenues

Cost of revenues increased by $7.5 million, or 26.4% to $36.1 million for the nine months ended September 30, 2012, compared to $28.6 million for the nine months ended September 30, 2011. The primary reason for the increase in costs was higher product sales volume.  Additionally, we incurred $1.0 million in expense related to inventory obsolescence and write-downs including amounts related to the London LEZ program which is virtually complete (see “—Factors Affecting Future Results” above).

Gross profit

The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Nine Months Ended September 30,
	2012	% of Revenue (1)	2011	% of Revenue (1)	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$ 8.4	26.0%	$ 8.5	28.1%	$ (0.1)	(0.8)%
Catalyst	3.5	18.2%	3.4	22.8%	0.1	2.3%
Intercompany eliminations	0.1		(0.2)	─	0.3	NM
Total gross profit	$ 12.0	24.9%	$ 11.7	29.1%	$ 0.3	2.4%

(1)      Division calculation based on division revenue. Total based on total revenue.

Gross profit for the nine months ended September 30, 2012 increased by $0.3 million, or 2.4%, to $12.0 million from $11.7 million for the nine months ended September 30, 2011. Gross margin was 24.9% during the nine months ended September 30, 2012 compared to 29.1% during the nine months ended September 30, 2011.

The decrease in gross margin for our Heavy Duty Diesel Systems division from 28.1% for the nine months ended September 30, 2011 to 26.0% for the nine months ended September 30, 2012 is a result of the write-down of inventory related to the phase down of the London LEZ, the impact of product mix and discounting in the London LEZ and to an increase in warranty expense related to increased sales of more complex diesel particulate filters.

Gross margin for our Catalyst division decreased from 22.8% for the nine months ended September 30, 2011 to 18.2% for the nine months ended September 30, 2012. Excluding the impact of the TKK contract, as discussed above, gross margins for our Catalyst division decreased to 15.2% for the nine months ended September 30, 2012 from 22.8% for the nine months ended September 30, 2011a result of the impact of unfavorable product mix and the escalation of prices of rare earth materials that we use in our catalysts. This decrease in gross margin is a result of the escalation of prices of rare earth materials that we use in our catalysts. One of our OEM customers provides price adjustments to isolate us from the impact of rare earth cost increases, but that addition solely covers cost without any additional profit. Through June 2012, that customer was reimbursing us the full amount actually spent by us on these materials. In the third quarter and beyond, it is the intent of both us and our customer to establish a formula for this reimbursement which is based on formulae established by this customer with other vendors. Until such a formula is agreed to, our customer is only partially reimbursing rare earth cost increases. We expect that a formula will be agreed to before the end of the year. With the significant increases in rare earth prices, this cost reimbursement is dilutive to margin on a percent of sales. With two of our other OEM customers, we were not reimbursed for the increased costs of the rare earth material but are pursuing both for retroactive reimbursement for the as well as for future business.

Operating expenses

The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Nine Months Ended September 30,
	2012	% of Total Revenue	2011	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$ 11.6	24.1%	$ 13.0	32.3%	$ (1.4)	(10.9)%
Research and development	5.5	11.5%	5.4	13.3%	0.1	2.6%
Severance expense	0.3	0.7%	─	─	0.3	NM
Total operating expenses	$ 17.4	36.3%	$ 18.4	45.6%	$ (1.0)	(5.1)%

For the nine months ended September 30, 2012, operating expenses decreased by $1.0 million to $17.4 million from $18.4 million for the nine months ended September 30, 2011. Included in the nine months ended September 30, 2012 is $0.3 million in severance expense related to the elimination of several positions at both the Heavy Duty Diesel Systems and Catalyst divisions.

Selling, general and administrative expenses

For the nine months ended September 30, 2012, selling, general and administrative expenses decreased by $1.4 million, or 10.9%, to $11.6 million from $13.0 million for the nine months ended September 30, 2011. This decrease is primarily a result of a $1.0 million reduction in stock based compensation, partially offset by an increase in executive recruiting and relocation expenses incurred in filling two key executive positions during the quarter as well as expense related to additional hiring in support of the California Truck and Bus rule. Selling, general and administrative expenses as a percentage of revenues decreased to 24.1% in the nine months ended September 30, 2012 compared to 32.3% in the nine months ended September 30, 2011.

Research and development expenses

For the nine months ended September 30, 2012, research and development expenses increased by $0.1 million, or 2.6%, to $5.5 million from $5.4 million for the nine months ended September 30, 2011. The increase in research and development expenses was primarily attributable to material and outside test lab expenses for new product verifications to broaden our product offering in California and the rest of North America.  As a percentage of revenues, research and development expenses were 11.5% in the nine months ended September 30, 2012, compared to 13.3% in the nine months ended September 30, 2011.

Other expense

The following table shows the components of other expense and other (expense) income as a percentage of revenues for the periods indicated.

	Nine Months Ended September 30,
	2012	% of Total Revenue	2011	% of Total Revenue
	(Dollars in millions)
Interest expense	$ (1.1)	(2.3)%	$ (0.9)	(2.2)%
Gain on change in fair value of common stock warrant liability	(0.1)	(0.1)%	1.1	2.7%
Foreign currency exchange (loss) gain	(0.5)	(1.1)%	(0.2)	(0.3)%
All other, net	(0.1)	(0.2)%	0.1	0.1%
Total other expense	$ (1.8)	(3.7)%	$ 0.1	0.3%

For the nine months ended September 30, 2012, we incurred interest expense of $1.1 million compared to $0.9 million in the nine months ended September 30, 2011. For the nine months ended September 30, 2012, there was a loss of $0.1 million related to the change in fair value of liability classified common stock warrants compared to a gain of $1.1 million in the nine months ended September 30, 2011. The nine months ended September 30, 2012 included a $0.5 million exchange loss related primarily to changes in value of the Canadian dollar in relation to the U.S. dollar as compared to a loss of $0.2 million in the nine months ended September 30, 2011.

Net loss

For the foregoing reasons, we had a net loss of $6.9 million for the nine months ended September 30, 2012 compared to a net loss of $7.8 million for the nine months ended September 30, 2011. Excluding net income of $0.1 million in the nine months ended September 30, 2012 from discontinued operations and net loss of $0.2 million in the nine months ended September 30, 2011, we had a net loss from continuing operations of $7.0 million for the nine months ended September 30, 2012 compared to a net loss from continuing operations of $7.6 million for the nine months ended September 30, 2011. We continue to have legal and other expenses as well as gains on litigation settlements related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 17 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of September 30, 2012, we had an accumulated deficit of approximately $171.8 million compared to $165.0 million at December 31, 2011. We have also had negative cash flows from operations from inception through the year ended December 31, 2011. For the nine months ended September 30, 2012, we generated cash flows from operations of $0.8 million. We had $7.6 million in cash and cash equivalents at September 30, 2012 compared to $3.5 million in cash and cash equivalents at December 31, 2011, and total current liabilities of $19.8 million at September 30, 2012 compared to $15.8 million at December 31, 2011.

Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales. We took several steps in 2011 to improve our liquidity position. In February 2011, we entered into a $7.5 million secured demand financing facility with FGI backed by our receivables and inventory and repaid our previous demand facility with Fifth Third Bank. On August 15, 2012, the FGI Facility was amended and the initial term was extended from February 14, 2013 to August 15, 2015 and may be extended at the Company’s option for additional one-year terms. For details on the amendment of the FGI facility, see —Description of Indebtedness below and Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. At September 30, 2012, we had $5.1 million in borrowings outstanding with $2.4 million available under our FGI credit facility, subject to the availability of eligible accounts receivable and inventory balances for collateral. In May 2011, we issued $3.0 million of our 8% subordinated convertible notes to a shareholder. Additionally, on July 5, 2011, we closed a public offering in which we sold 3,053,750 shares of common stock and received $10.2 million in net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses.

We continue to pursue revenue generating opportunities relating to special government mandated retrofit programs in California and potentially others in various jurisdictions domestically and internationally. Opportunities such as these require cash investment in operating expenses and working capital such as inventory and receivables prior to realizing profits and cash from sales. To address the potential need for capital, in October 2011, we signed a purchase agreement, together with a registration rights agreement, with LPC, whereby LPC has agreed to purchase up to $10.0 million of our common stock over a 30-month period. We have registered 1,823,577 shares related to the transaction, 40,247 shares of which were issued to LPC as a commitment fee; 80,494 shares may be issued to LPC as an additional commitment fee on a pro rata basis as up to $10.0 million of our common stock is purchased by LPC; and 1,702,836 represent shares that we may sell to LPC under the Purchase Agreement. We have the right, in our sole discretion, over a 30-month period to sell shares of our common stock to LPC in amounts of up to $0.5 million to up to $1.5 million per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million. Assuming a purchase price of $2.65 per share (the closing sale price of our common stock on November 7, 2012) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to us would be $4.5 million. We expect to use the proceeds received under the Purchase Agreement for working capital and general corporate purposes. There have been no sales to date under this arrangement.

In addition, on May 15, 2012, we filed a shelf registration statement on Form S-3 with the SEC (the "Shelf Registration"). The Shelf Registration was declared effective by the SEC on May 21, 2012. The shelf registration statement permits us to sell, from time to time, up to an aggregate of $50.0 million of various securities, including common stock, preferred stock, warrants to purchase common stock or preferred stock and units consisting of one or more shares of common stock, shares of preferred stock, warrants, or any combination of such securities. The registration statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

On July 27, 2012, we entered into a Loan Commitment Letter with Kanis S.A. pursuant to which we issued a promissory note in the principal amount of $3.0 million. The promissory note bears interest at 8% per annum which is payable quarterly in arrears and matures on July 27, 2015. See —Description of Indebtedness below and Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in millions)
Cash provided by (used in):
Operating activities	$ 0.8	$ (13.5)	$ 14.3	106.1%
Investing activities	$ (0.1)	$ (0.4)	$ 0.3	71.8%
Financing activities	$ 3.4	$ 13.6	$ (10.2)	(75.0)%

 Cash provided by (used in) operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters.

Cash provided by operating activities in the nine months ended September 30, 2012 was $0.8 million, an increase of $14.3 million from the nine months ended June 30, 2011, when our operating activities used $13.5 million of cash. The increase in cash provided by operations was due to a $13.6 million increase in cash provided related to the change in net operating assets and liabilities, $0.5 million decrease in net loss from continuing operations, after giving consideration to non-cash operating items, and $0.2 million increase in cash provided by discontinued operations. Non-cash operating items in both periods include depreciation and amortization, stock-based compensation, the change in valuation of liability-classified warrants, non-cash interest expense and foreign exchange gain or loss and amortization of deferred financing costs. The decrease in net loss from continuing operations was primarily due to an increase in product sales and lower operating expense partially offset by lower margins related to product sales mix in the Heavy Duty Diesel division, the impact of rare earth price increases in the Catalyst division and the write-down of inventory related to the London LEZ program. Cash provided related to the change in net operating assets and liabilities was $6.0 million in the nine months ended September 30, 2012 as compared to $7.6 million in cash used related to changes in net operating assets and liabilities in the nine months ended September 30, 2011. The increase in cash provided is primarily due to a $9.4 million increase in cash provided related to the change in inventories primarily due to the decline in the London LEZ project and to a $8.3 million increase in cash provided related to the change in accounts receivable due primarily to collections on fourth quarter 2011 sales in the Heavy Duty Diesel Systems business partially offset by a $3.8 million decrease in cash provided related to the change in accounts payable due to the wind down of the London LEZ project and timing of purchases of key raw materials.

Cash used in investing activities

Our cash flows from investing activities primarily relate to asset sales and acquisitions, our Asian investment as well as capital expenditures and other assets to support our growth plans.

Net cash used in investing activities was $0.1 million in the nine months ended September 30, 2012 compared to cash used of $0.4 million in the nine months ended September 30, 2011. Cash used in investing activities in the nine months ended September 30, 2012 and 2011 relates primarily to purchases of property and equipment.

Cash provided by financing activities

Since inception, we have financed our net operating cash usage through a combination of financing activities such as issuance of equity or debt and investing activities such as sale of intellectual property or other assets. Changes in our cash flows from financing activities primarily relate to borrowings and payments under debt obligations.

Net cash provided by financing activities was $3.4 million in the nine months ended September 30, 2012, compared to cash provided of $13.6 million in the nine months ended September 30, 2011. Cash provided by financing activities in the nine months ended September 30, 2012 includes proceeds of $3.0 million on the issuance of 8% notes and to the net increase in borrowings under our line of credit with FGI. Cash provided by financing activities in the nine months ended September 30, 2011 includes net proceeds of $10.2 million from the issuance of common stock in a public offering, proceeds of $3.0 million on the issuance of secured convertible notes, $1.7 million in increased borrowings under credit facilities and $0.4 million in proceeds from the exercise of common stock warrants, all of which were partially offset by $1.6 million in payment of a settlement obligation pursuant to the October 20, 2010 settlement agreement with respect to litigation and other disputes in connection with our purchase of AUS assets in August 2006, and the payment of $0.1 million in debt issuance costs.

Description of Indebtedness

Our outstanding borrowings at September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
	(Dollars in millions)
Line of credit with FGI	$5.1	$4.5
6% shareholder note due 2013	1.6	1.5
8% subordinated convertible shareholder notes due 2016	3.0	3.0
8% shareholder note due 2015	2.9	─
Capital lease obligation	─	0.1
	$12.6	$9.1

Line of Credit with FGI

On February 14, 2011, we and certain of our subsidiaries (the “Credit Subsidiaries”) entered into separate Sale and Security Agreements with FGI to provide for a $7.5 million secured demand facility backed by our receivables and inventory (the “FGI Facility”). We and the Credit Subsidiaries also entered into guarantees to guarantee the performance of their obligations under the Sale and Security Agreements. We also granted FGI a first lien collateral interest in substantially all of our assets. On August 15, 2012, we and FGI agreed to amend the FGI Facility. As amended, the initial term was extended from February 14, 2013 to August 15, 2015 and may be extended at our option for additional one-year terms.

Under the FGI facility, as amended, FGI can elect to purchase eligible accounts receivables from us and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. Pursuant to the amendment, the inventory sublimit amount was increased from $1.0 million to the lesser of $2.0 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility.

Under the amendment, the interest rate on advances or borrowings under the FGI Facility was reduced from the greater of (i) 7.50% per annum and (ii) 2.50% per annum above the Wall Street Journal “prime rate” to the greater of (i) 6.50% per annum and  (ii) 2.50% per annum above the prime rate, as defined. Any advances or borrowings under the FGI Facility are due on demand. We also agreed to pay FGI collateral management fees. As amended, the monthly collateral fees were reduced from 0.44% to 0.30% per month on the face amount of eligible receivables as to which advances have been made and from 0.55% to 0.38% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI facility are less than $2.4 million, we agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which our advances or borrowings are less than the agreed $2.4 million minimum.

We account for the sale of accounts receivable under the FGI facility as a secured borrowing with a pledge of the subject receivables as collateral. At September 30, 2012, we had $4.5 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $3.5 million. At September 30, 2012, we also had $1.6 million in borrowings outstanding against eligible inventory. We were in compliance with the terms of the FGI Facility at September 30, 2012.

         We paid FGI a one-time facility fee of $75,000 upon entry into the FGI Facility and $75,000 upon amending the FGI facility. Also, if we terminate the FGI facility prior to the last day of the initial term, as extended, or any additional term, we must pay a termination fee of 2% of the facility limit then in effect. No termination fee will be due if we notify FGI of our intent to terminate within 10 days of FGI increasing the reserve percentage for accounts to greater than 40% for more than 30 consecutive days. FGI may terminate the facility at any time. As such, the facility and amendment fees were expensed when incurred. The termination fee is not payable upon a termination by FGI or upon non-renewal.

6% Shareholder Note Due 2013

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

8% Shareholder Note Due 2015

On July 27, 2012, we executed a Loan Commitment Letter with Kanis S.A., pursuant to which we issued a promissory note in the principal amount of $3.0 million. The unsecured promissory note bears interest at 8% per annum, payable quarterly in arrears. The promissory note has a stated maturity of three years from the date of issuance. There is no prepayment penalty or premium.

In connection with the issuance of the promissory note, on July 27, 2012, we issued Kanis S.A. a warrant to acquire 45,000 shares of our common stock at $2.09 per share, a third of which became exercisable on the issuance date and the remainder will vest as to one third on each of the first and second anniversaries of the issuance date. This warrant expires on July 27, 2018. We did not receive any cash consideration for the issuance of this warrant, which was issued in reliance upon the private placement exemption provided by Regulation S.

Capital Expenditures

As of September 30, 2012, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of September 30, 2012 and December 31, 2011, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our investment in TCC (see Note 16 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011), we had no material commitments other than the liabilities reflected in our consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q).

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

3.4	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Clean Diesel’s Current Report on Form 8-K filed on May 24, 2012).

3.5	By-Laws of Clean Diesel as amended through November 6, 2008 (incorporated by reference to Exhibit 3.1 to Clean Diesel’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.1	Loan Commitment Letter dated July 27, 2012 between Kanis S.A. and Clean Diesel (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on August 2, 2012).

10.2	Form of $3,000,000 Promissory Note dated July 27, 2012 between Kanis S.A. and Clean Diesel (included as Exhibit 10.2 to Clean Diesel’s Current Report on Form 8-K filed on August 2, 2012).

10.3

Second Amendment of 8% Subordinated Convertible Promissory Note dated July 27, 2012 between Kanis S.A. and Clean Diesel (incorporated by reference to Exhibit 10.3 to Clean Diesel’s Current Report on Form 8-K filed on August 2, 2012).

10.4	Form of Warrant issued to Kanis S.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.4 to Clean Diesel’s Current Report on Form 8-K filed on August 2, 2012).

10.5

Omnibus Amendment to Sale of Accounts and Security Agreements and Guaranty Agreement dated August 15, 2012 among Clean Diesel, certain of its subsidiaries and Faunus Group International, Inc. (incorporated by reference to Exhibit 10.1 to Clean Diesel’s Current Report on Form 8-K filed on August 21, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**+	XBRL Instance Document.

101.SCH**+	XBRL Taxonomy Extension Schema Document.

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

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

CLEAN DIESEL TECHNOLOGIES, INC. (Registrant)
Date: November 13, 2012	By:	/s/ R. Craig Breese
R. Craig Breese
Director and Chief Executive Officer

Date: November 13, 2012	By:	/s/ Nikhil A. Mehta
Nikhil A. Mehta
Chief Financial Officer and Treasurer