Form 10-Q
period 2013-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2013-05-10
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 7, 2013, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 7,303,069.

CLEAN DIESEL TECHNOLOGIES, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        As used in this Quarterly Report on Form 10-Q, the terms “CDTi” or the “Company” or “we,” “our” and “us” refer to Clean Diesel Technologies, Inc. and its consolidated subsidiaries.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks and uncertainties, as well as assumptions, which could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements generally are identified by the words “may,” “will,” “project,” “might,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “should,” “could,” “would,” “strategy,” “plan,” “continue,” “pursue,” or the negative of these words or other words or expressions of similar meaning. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. These forward-looking statements are based on information available to us, are current only as of the date on which the statements are made, and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. For a discussion of such risks and uncertainties, please see the discussion under the caption “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2013, including without limitation the following:

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

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$4,583	$6,878
Accounts receivable, net	6,348	5,470
Inventories	8,874	8,697
Prepaid expenses and other current assets	1,463	1,757
Total current assets	21,268	22,802
Property and equipment, net	1,896	2,000
Intangible assets, net	4,138	4,369
Goodwill	6,007	6,087
Other assets	288	183
Total assets	$33,597	$35,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,141	$5,476
Shareholder notes payable	3,100	100
Accounts payable	6,813	5,608
Accrued expenses and other current liabilities	4,336	4,514
Income taxes payable	47	22
Total current liabilities	19,437	15,720
Shareholder notes payable, noncurrent	4,500	7,478
Deferred tax liability	785	797
Total liabilities	24,722	23,995
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: authorized 24,000,000; issued and outstanding 7,303,069 and 7,254,464 shares at March 31, 2013 and December 31, 2012, respectively	73	73
Additional paid-in capital	186,269	186,106
Accumulated other comprehensive loss	(705)	(112)
Accumulated deficit	(176,762)	(174,621)
Total stockholders’ equity	8,875	11,446
Total liabilities and stockholders’ equity	$33,597	$35,441

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenues	$13,307	$16,999
Cost of revenues	10,195	13,062
Gross profit	3,112	3,937
Operating expenses:
Selling, general and administrative (including stock-based
compensation expense of $192 and $66)	3,841	4,447
Research and development (including stock-based compensation
expense of $2 and $17)	1,265	1,915
Total operating expenses	5,106	6,362
Loss from operations	(1,994)	(2,425)
Other (expense) income:
Interest expense	(336)	(321)
Other income (expense), net	306	(314)
Total other expense	(30)	(635)
Loss from continuing operations before income taxes	(2,024)	(3,060)
Income tax expense (benefit) from continuing operations	114	(322)
Net loss from continuing operations	(2,138)	(2,738)
Net loss from operations of discontinued Energy Systems division	(3)	(83)
Net loss	(2,141)	(2,821)
Foreign currency translation adjustments	(593)	502
Comprehensive loss	(2,734)	(2,319)

Basic and diluted net loss per share:
Net loss from continuing operations per share	$(0.29)	$(0.38)
Net loss from discontinued operations per share	-	(0.01)
Net loss per share	$(0.29)	$(0.39)
Weighted-average number of common
shares outstanding - basic and diluted	7,261	7,219

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,141)	$(2,821)
Loss from discontinued operations	3	83
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	334	358
Write-down of excess and obsolete inventory	137	623
Stock-based compensation expense	194	83
(Gain) loss on change in fair value of liability-classified warrants	(3)	141
Gain on foreign currency transactions	(277)	(204)
Other	88	3
Changes in operating assets and liabilities:
Accounts receivable	(1,107)	3,321
Inventories	(417)	(695)
Prepaid expenses and other assets	171	(205)
Accounts payable	1,281	631
Income taxes	69	(601)
Accrued expenses and other current liabilities	(80)	347
Cash (used in) provided by operating activities of continuing operations	(1,748)	1,064
Cash used in operating activities of discontinued operations	(2)	(31)
Net cash (used in) provided by operating activities	(1,750)	1,033
Cash flows from investing activities:
Purchases of property and equipment	(80)	(53)
Investment in unconsolidated affiliate	(66)	-
Net cash used in investing activities	(146)	(53)
Cash flows from financing activities:
Net borrowings under demand line of credit	(334)	(254)
Repayment of capital lease obligations	(2)	(6)
Net cash used in financing activities	(336)	(260)
Effect of exchange rates on cash	(63)	198
Net change in cash	(2,295)	918
Cash at beginning of period	6,878	3,471
Cash at end of period	$4,583	$4,389
Supplemental disclosures:
Cash paid for interest	$271	$213
Cash paid for income taxes	$39	$228

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.       Organization

a.       Description of Business

Clean Diesel Technologies, Inc. (“CDTi” or the “Company”) is a global manufacturer and distributor of heavy duty diesel and light duty vehicle emissions control systems and products to major automakers and retrofitters. CDTi’s business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. The Company has operations in the United States, Canada, the United Kingdom, France, Japan and Sweden as well as an Asian investment and European joint venture.

b.       Liquidity

The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $176.8 million at March 31, 2013. The Company has funded its operations through equity sales, debt and bank borrowings.

The Company has a $7.5 million secured demand facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”). At March 31, 2013, the Company had $5.1 million in borrowings outstanding under this facility with $2.4 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. There is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory. Additionally, FGI can cancel the facility at any time.

The Company also has a purchase agreement with Lincoln Park Capital (“LPC”), under which the Company has the right, in its sole discretion, over a 30-month period to sell up to $10.0 million in common stock to LPC in amounts limited to $0.5 million to $1.5 million per sale, depending on the price of the Company's common stock as set forth in the purchase agreement. The Company currently has registered 1,702,836 shares for purchase shares under the agreement. However, the aggregate number of shares issued pursuant to the purchase agreement is limited to 1,434,994 shares of common stock (19.99% of the outstanding shares of the Company’s common stock on October 7, 2011, the date of the purchase agreement) (the “Exchange Cap”), unless and until shareholder approval is obtained. The Exchange Cap is not applicable for at-market transactions, defined as when the average price for all shares purchased pursuant to the purchase agreement is greater than or equal the signing price per the agreement of $2.76 plus $0.254, or $3.014 per share. Assuming a purchase price of $2.18 per share (the closing sale price of the Company’s common stock on March 31, 2013) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to the Company would be $3.7 million. If the purchase was limited to the Exchange Cap of 1,434,994 shares, the proceeds to the Company would be $3.1 million. There have been no sales to date under this arrangement.

On May 15, 2012, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") (the “Shelf Registration”) which was declared effective by the SEC on May 21, 2012. The Shelf Registration permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities. There have been no issuances to date under this registration statement.

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

At March 31, 2013, the Company had $4.6 million in cash. Due to the availability under the secured demand facility with FGI and the purchase agreement with LPC, management believes that the Company will have access to sufficient working capital to sustain operations through at least the next twelve months. However, there is no assurance that, if necessary, the Company will be able to raise additional capital or reduce discretionary spending to provide the required liquidity.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.       Summary of Significant Accounting Policies

a.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been reflected. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Clean Diesel Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

b.       Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

c.        Use of Estimates

 The preparation of financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are based on management’s best estimates and judgment. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to impairment of goodwill and long-lived assets, stock-based compensation, the fair value of financial instruments including warrants, allowance for doubtful accounts, inventory valuation, taxes and contingent and accrued liabilities. The Company bases its estimates on historical experience and various other factors, including the current economic environment, which it believes to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions and conditions. Management believes that the estimates are reasonable.

d.       Concentration of Risk

For the periods presented below, one customer accounted for 10% or more of the Company’s revenue as follows:

	Three Months Ended
	March 31,
Customer	2013	2012
A	40%	24%

Customer A is an automotive original equipment manufacturer (“OEM”) and sales to this customer are within the Catalyst segment.

For the periods presented below, certain customers accounted for 10% or more of the Company’s accounts receivable balance as follows:

	March 31, 2013	December 31, 2012
Customer
A	32%	31%
B	10%	6%
C	-	12%

Customer A above is an automotive OEM and customers B and C are diesel system distributors.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

	Three Months Ended
	March 31,
	2013	2012
Vendor
A	16%	9%
B	16%	8%
C	13%	15%
D	13%	4%

Vendors A and D above are substrate suppliers, vendor B is a rare earth materials supplier and vendor C is a catalyst supplier.

e.        Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares include employee stock options and restricted share units (“RSUs”) and warrants and debt that are convertible into the Company’s common stock.

Diluted net loss per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred net losses in the three months ended March 31, 2013 and 2012, the effect of potentially dilutive securities has been excluded in the computation of net loss per share and net loss from continuing operations per share as their impact would be anti-dilutive. Potential common stock equivalents excluded consist of the following (in thousands):

	March 31,
	2013	2012
Common stock options	786	754
RSUs	371	178
Warrants	923	935
Convertible notes	250	370
Total	2,330	2,237

         f.        Fair Value of Financial Instruments

Accounting Standards Codification ("ASC") Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair values of the Company’s cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to the variable interest rates. The fair value of shareholder notes payable, noncurrent, calculated using level 3 inputs, including a Black-Scholes option-pricing model to value the debt’s conversion factor, a Monte Carlo simulation model to value warrants and a net present value model is $7.4 million at March 31, 2013.

g.       Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations or stockholders' equity.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

h.       Recently Adopted Accounting Guidance

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012. Adoption of this guidance on January 1, 2013 did not have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

i.         Recently Issued Accounting Guidance

In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," ("ASU 2013-05"). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for reporting periods beginning after December 15, 2013 and is not expected to have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

3.     Inventories

Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012

Raw materials	$4,670	$4,340
Work in progress	1,853	1,815
Finished goods	2,351	2,542
	$8,874	$8,697

4.       Goodwill and Intangible Assets

Goodwill

The Company’s Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, contains all of the Company’s allocated goodwill. The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows (in thousands):

Balance at December 31, 2012	$6,087
Effect of translation adjustment	(80)
Balance at March 31, 2013	$6,007

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible Assets

Intangible assets consist of the following (in thousands):
	Useful Life	March 31,	December 31,
	in Years	2013	2012

Trade name	15 – 20	$1,388	$1,404
Patents and know-how	5 – 12	4,994	5,072
Customer relationships	4 – 8	1,255	1,269
		7,637	7,745
Less accumulated amortization		(3,499)	(3,376)
		$4,138	$4,369

The Company recorded amortization expense related to amortizable intangible assets of $0.2 million during each of the three months ended March 31, 2013 and 2012.

Estimated amortization expense for existing intangible assets for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2013	$525
2014	700
2015	695
2016	543
2017	532

5.       Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March, 31	December, 31
	2013	2012
Accrued salaries and benefits	$1,283	$1,347
Accrued warranty	824	665
Liability for consigned precious metals	697	694
Accrued severance and other charges	277	490
Sales tax payable	214	216
Other	1,041	1,102
	$4,336	$4,514

6.         Severance and Other Charges

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following summarizes the activity in the Company’s accrual for severance and other charges (in thousands):

	Severance	Lease Exit Costs	Total
Accrual at December 31, 2012	$306	$184	$490
Payments and other settlements in 2013	(176)	(34)	(210)
Translation adjustment	(3)	-	(3)
Accrual at March 31, 2013	$127	$150	$277

The Company expects to pay substantially all of the remaining amounts during the year ended December 31, 2013.

7.       Accrued Warranty

Changes in the Company’s product warranty reserve are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Balance at beginning of period	$665	$645
Accrued warranty expense	199	217
Warranty claims paid	(19)	(123)
Translation adjustment	(21)	18
Balance at end of period	$824	$757

8.           Debt

Debt consists of the following (in thousands):

	March 31,	December, 31
	2013	2012
Line of credit with FGI	$5,141	$5,476
6% shareholder note due 2015	1,655	1,638
8% subordinated convertible shareholder notes due 2016	3,000	3,000
8% shareholder note due 2015	2,945	2,940
	12,741	13,054
Less current portion	(8,241)	(5,576)
	$4,500	$7,478

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

Under the FGI Facility, as amended, FGI can elect to purchase eligible accounts receivables from the Company and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). Purchased receivables are subject to full recourse to the Company in the event of nonpayment by the customer. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. At FGI’s election, FGI may advance the Company up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to the Company net of interest and fees on advances once the receivables are collected from customers. The Company may also borrow against eligible inventory up to the inventory sublimit, as determined by FGI, subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. At March 31, 2013, the inventory sublimit amount was the lesser of $2.0 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility.

The interest rate on advances or borrowings under the FGI Facility, as amended, is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined. Any advances or borrowings under the FGI Facility are due on demand. The Company also agreed to pay FGI collateral management fees of 0.30% per month on the face amount of eligible receivables as to which advances have been made and 0.38% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

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

The Company accounts for the sale of accounts receivable under the FGI Facility as a secured borrowing with a pledge of the subject receivables as collateral in accordance with ASC 860, “Transfers and Servicing.”At March 31, 2013, the Company had $5.2 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $3.1 million. At March 31, 2013, the Company also had $2.0 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at March 31, 2013. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

6% Shareholder Note Due 2015

On December 30, 2010, the Company executed a Loan Commitment Letter with Kanis S.A., a shareholder of the Company, pursuant to which Kanis S.A. loaned the Company $1.5 million. The loan is unsecured and bears interest on the unpaid principal at a rate of 6%, with interest only payable quarterly in arrears, commencing March 31, 2011. In addition to principal and accrued interest, the Company was obligated to pay Kanis S.A. at maturity a “Payment Premium” ranging from $100,000 to $200,000 based proportionally on the number of days that the loan remains outstanding. There is no prepayment penalty. The loan originally matured on June 30, 2013. On January 30, 2013, the Company and Kanis S.A. agreed to amend certain terms of the loan to change the maturity date from June 30, 2013 to June 30, 2015 and to increase the interest rate from 6% to 8% beginning on June 30, 2013. In addition, the payment premium due under this note was changed to a fixed amount of $250,000 with $100,000 payable on June 30, 2013 and the remaining amount payable at maturity on June 30, 2015.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the original loan, the Company issued Kanis S.A. warrants to acquire 25,000 shares of its common stock at $10.40 per share. The relative estimated fair value of such warrants represents a discount from the face amount of the loan and has been recorded as a discount from the loan amount. The discount is being amortized using the effective interest method over the term of the loan.

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

The outstanding principal balance of, plus accrued and unpaid interest on, the Notes were convertible into shares of the Company’s common stock at an initial conversion price equal to $7.044 per share, which was 120% of the closing bid price per share of the Company’s common stock on April 8, 2011, into no more than 369,853 shares. The Company evaluated the Notes and determined that there were no embedded derivatives contained in the Notes that require separate accounting. Additionally, there was no beneficial conversion feature associated with the Notes since the conversion price was not lower than the estimated fair market value of the Company’s common stock on the issuance date. As such, the entire proceeds from the Notes are recorded as debt in the condensed consolidated balance sheets.

On July 27, 2012, the Company and Kanis S.A. further amended the terms of the Notes to modify the conversion feature. As amended, the outstanding principal balance of, and accrued and unpaid interest on, the Notes are convertible, at the option of Kanis S.A. at any time upon written notice given not less than 75 calendar days prior to the date of conversion, into no more than 250,000 shares of the Company’s common stock at a conversion price of $4.00 per share. The Company evaluated the modification and determined that the modification was not substantial and did not qualify as a debt extinguishment. Accordingly, no gain or loss was recognized from the modification.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

9.          Stockholders’ Equity

At March 31, 2013, the Company had 24.1 million shares authorized, 24.0 million of which are $0.01 par value common stock and 0.1 million of which are $0.01 par value preferred stock.

Shelf Registration

On May 15, 2012, the Company filed a Shelf Registration which was declared effective by the SEC on May 21, 2012. The Shelf Registration permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, including common stock, preferred stock, warrants to purchase common stock or preferred stock and units consisting of one or more shares of common stock, shares of preferred stock, warrants, or any combination of such securities. The Shelf Registration is intended to provide the Company with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and the Company's capital needs. There have been no issuances to date under this registration statement.

Common Stock Purchase Agreement with LPC

On October 7, 2011, the Company signed a Purchase Agreement with LPC, together with a Registration Rights Agreement, whereby LPC agreed to purchase up to $10.0 million of the Company’s common stock over a 30-month period. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the SEC on October 13, 2011 covering 1,823,577 shares that have been issued or may be issued to LPC under the Purchase Agreement. Of the shares registered, 40,247 shares were issued to LPC as a commitment fee upon entering into the Purchase Agreement; 80,494 shares may be issued to LPC pro rata as an additional commitment fee as up to $10.0 million of the Company’s common stock is purchased by LPC; and 1,702,836 represent shares that the Company may sell to LPC under the Purchase Agreement. The registration statement related to the transaction was declared effective by the SEC on December 5, 2011. Accordingly, the Company has the right, in its sole discretion, over a 30-month period to sell shares of its common stock to LPC in amounts limited to $0.5 million to $1.5 million per sale, depending on the price of the Company's common stock as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million. The aggregate number of shares issued pursuant to the Purchase Agreement is limited to 1,434,994 shares of common stock (19.99% of the outstanding shares of the Company’s common stock on October 7, 2011, the date of the Purchase Agreement) (the “Exchange Cap”), unless and until shareholder approval is obtained. The Exchange Cap is not applicable for at-market transactions, defined as when the average price for all shares purchased pursuant to the purchase agreement is greater than or equal the signing price of $2.76 plus $0.254, or $3.014 per share. There have been no sales to date under this arrangement.

There are no upper limits to the price LPC may pay to purchase the Company’s common stock and the purchase price of the shares related to the $10.0 million of future funding will be based on the prevailing market prices of the Company’s shares preceding the time of sales as computed in accordance with the Purchase Agreement without any fixed discount, with the Company controlling the timing and amount of future sales, if any, of shares to LPC. The purchase price per share is equal to the lesser of the lowest sales price of the Company’s common stock on the purchase date or the average of the three lowest closing sales prices of the Company’s common stock during the twelve consecutive business days prior to the date of the purchase by LPC.

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

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2012	923,090	$ 7.77	$2.09-$48.90
Warrants issued	-
Warrants expired/forfeited	-
Outstanding at March 31, 2013	923,090	$ 7.77	$2.09-$48.90
Warrants exercisable at March 31, 2013	863,090	$ 7.92	$2.09-$48.90

Warrant Liability

The Company evaluates warrants on issuance and at each reporting date to determine proper classification as equity or as a liability. The Company has 379,678 outstanding warrants that it is required to physically settle by delivering registered shares. In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to maintain registration of the warrant shares, it does not specifically preclude cash settlement. Accordingly, the Company’s agreement to deliver registered shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. The contracts for the remaining warrants allow for settlement in unregistered shares and do not contain any other characteristics that would result in liability classification. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying condensed consolidated balance sheets and are only valued on the issuance date and not subsequently revalued. The Company evaluated the balance sheet classification of all warrants at March 31, 2013 and noted no changes.

The liability-classified warrants are considered Level 3 in the fair value hierarchy because they are valued based on unobservable inputs. The Company determined the fair value of its liability-classified warrants using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that market conditions will be achieved. The liability, included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets, is remeasured at the end of each reporting period with changes in fair value recognized in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$ 10	$ 100
Remeasurement of common stock warrants	(3)	141
Balance at end of period	$ 7	$ 241

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.    Stock-Based Compensation

The Clean Diesel Technologies, Inc. Stock Incentive Plan, as amended (the “Plan”), provides for the awarding of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance awards, bonuses or other forms of share-based awards, or combinations of these to the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as determined by the board of directors. As of March 31, 2013, there were 301,796 shares available for future grants under the Plan.

Total stock-based compensation expense for both employee and non-employee awards for the three months ended March 31, 2013 and 2012 was $0.2 million and $0.1 million, respectively.

Stock Options

Stock option activity is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	785,986	$ 7.81	8.48
Granted	-
Forfeited /expired	-
Outstanding at March 31, 2013	785,986	$ 7.81	8.24	-
Exercisable at March 31, 2013	453,585	$ 11.41	7.70	-

The aggregate intrinsic value represents the difference between the exercise price and the Company’s closing stock price on the last trading day of the quarter.

The Company estimates the fair value of stock options using a Black-Scholes valuation model. The weighted-average fair value and assumptions used for the three months ended March 31, 2012 is summarized below. There were no issuances of stock options during the three months ended March 31, 2013.

2012
Expected volatility	85.4%
Risk-free interest rate	1.1%
Dividend yield	-
Expected life in years	5.96
Weighted average grant date fair value	$ 2.12

Compensation costs for stock options that vest over time are recognized over the vesting period on a straight-line basis. As of March 31, 2013, the Company had $0.6 million of unrecognized compensation cost related to stock option grants that remained to be recognized over vesting periods. These costs are expected to be recognized over a weighted average period of 1.9 years.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There was no cash received from option exercises under any share-based payment arrangements for the three months ended March 31, 2013 or 2012.

Restricted Share Units

RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Non-vested share units at December 31, 2012	167,165	$ 3.08	-
Granted	254,411	$ 2.17	-
Vested	(48,605)	$ 2.21	-
Forfeited	(2,121)	$ 2.41	-
Non-vested share units at March 31, 2013	370,850	$ 2.94	-

During the three months ended March 31, 2013, the Company granted 254,411 RSUs to executive officers and other key employees. The RSUs are time-based with 225,221 vesting over three years with the remaining 29,190 vesting approximately one year from the date of grant.

As of March 31, 2013, the Company had approximately $0.8 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.5 years.

12.    Joint Venture

On February 19, 2013, the Company entered into a joint venture agreement (the “Joint Venture Agreement”) with Pirelli & C. Ambiente SpA (“Pirelli”) to form a joint venture entity, Eco Emission Enterprise Srl under the laws of Italy (the “Joint Venture”), through which the Company and Pirelli will jointly sell their emission control products in Europe and the Commonwealth of Independent States ("CIS") countries beginning in the second quarter of 2013. Pursuant to the agreement, both partners will sell products to the Joint Venture which will earn a commission to market and sell these products. As such, all of the Company’s existing business in Sweden and the UK will be conducted through the Joint Venture.

The Joint Venture Agreement provides that the Company and Pirelli will each hold 50% of the total issued share capital of the Joint Venture. Pursuant to the Joint Venture Agreement, in February 2013, the Company and Pirelli each contributed €50,000 (approximately $66,000) to the Joint Venture as initial capital contributions. In addition, in accordance with the Joint Venture Agreement, CDTi and Pirelli provided shareholder loans of €200,000 (approximately $261,000) each in April 2013. Future contributions from the Company and Pirelli will be provided to the Joint Venture in the form of cash or shareholders loans, from time to time as necessary.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.      Contingencies

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

BP Products North America (“BP”), a subsidiary of British Petroleum (BP p.l.c.) has made claims against JM as the parent company of and purchaser of AUS, pertaining to the Whiting Refinery SPS NOx Reduction Project.  BP alleges JM is liable for default damages and various other set-offs to the contract price and has retained a significant portion of the contract amount, as well as made claims for additional damages.  JM maintains that it fully performed its obligations under the contract, and BP has acted in bad faith and has inappropriately withheld the contract proceeds and is further liable for various other damages.  On May 12, 2010, JM tendered to the Company a claim for indemnification under the Asset Purchase Agreement dated October 1, 2009, among JM, CSI and AUS.  A recent mediation did not result in a settlement.  On May 14, 2012, JM filed a lawsuit in California state court alleging breach of contract.  On June 25, 2012, BP removed the case to federal court.  On June 29, 2012, BP filed their Answer and Counterclaimed against JM for Breach of Contract.  Discovery is underway. As litigation is still in early stages and discovery is only partially underway, the Company cannot provide a reasonable range of possible outcomes.

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

14.    Segment Reporting

The Company has two division segments based on the products it delivers:

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Heavy Duty Diesel Systems division— The Heavy Duty Diesel Systems division designs and manufactures verified exhaust emissions control solutions. This division offers a full range of products for the verified retrofit and OEM markets through its distributor/dealer network and direct sales. These products are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. The retrofit market in the U.S. is driven in particular by state and municipal environmental regulations and incentive funding for voluntary early compliance. The Heavy Duty Diesel Systems division derives significant revenues from retrofit with a portfolio of solutions verified by the California Air Resources Board and the United States Environmental Protection Agency.

Catalyst division— The Catalyst division produces catalyst formulations to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications. A family of unique high-performance catalysts has been developed — with base-metals or low platinum group metal and zero platinum group metal content — to provide increased catalytic function and value for technology-driven automotive industry customers. The Catalyst division’s technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and it has supplied over ten million parts to light duty vehicle customers since 1996. The Catalyst division also provides catalyst formulations for the Company’s Heavy Duty Diesel Systems division. Intersegment revenues are based on market prices.

Corporate— Corporate includes cost for personnel, insurance and public company expenses such as legal, audit and taxes that are not allocated down to the operating divisions.

Discontinued operations— In 2006, the Company purchased AUS, a provider of cost-effective, engineered solutions for the clean and efficient utilization of fossil fuels. AUS, referred to as the Company’s Energy Systems division, provided emissions control and energy systems solutions for industrial and utility boilers, process heaters, gas turbines and generation sets used largely by major utilities, industrial process plants, OEMs, refineries, food processors, product manufacturers and universities. The Energy Systems division delivered integrated systems built for customers’ specific combustion processes. As discussed in Note 15, this division was sold on October 1, 2009.

Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net sales
Heavy Duty Diesel Systems	$ 7,284	$ 12,601
Catalyst	6,456	6,104
Corporate	-	-
Eliminations (1)	(433)	(1,706)
Total	$ 13,307	$ 16,999
(Loss) income from operations
Heavy Duty Diesel Systems	$ (337)	$ (364)
Catalyst	121	(332)
Corporate	(1,817)	(1,688)
Eliminations (1)	39	(41)
Total	$ (1,994)	$ (2,425)

(1)     Elimination of Catalyst revenue and profit in ending inventory related to sales to Heavy Duty Diesel Systems.

Net sales by geographic region based on the location of sales organization is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
United States	$ 6,968	$ 5,999
Canada	4,836	4,923
United Kingdom	301	4,321
Sweden	1,202	1,756
Total	$ 13,307	$ 16,999

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, see “Cautionary Note Concerning Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, as a result of many important factors, including those set forth in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Heavy Duty Diesel Systems: Through our Heavy Duty Diesel Systems division we design and manufacture verified exhaust emissions control solutions. Our Heavy Duty Diesel Systems division offers a full range of products for the verified retrofit and original equipment manufacturer, or OEM, markets through its distribution/dealer network and direct sales. Our products, such as Purifilter®, Purifier™, ARIS® and exhaust gas recirculation with selective catalytic reduction are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 55% and 74% of the total consolidated revenues for the three months ended March 31, 2013 and 2012, respectively.

Catalyst: Through our Catalyst division, we produce catalyst formulations to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications. A family of unique high-performance catalysts has been developed — with base-metals or low platinum group metal and zero- platinum group metal content — to provide increased catalytic function and value for technology-driven automotive industry customers. Our technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and we have supplied over ten million parts to light duty vehicle customers since 1996. Our Catalyst division also provides catalyst formulations for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 45% and 26% of the total consolidated revenues for the three months ended March 31, 2013 and 2012, respectively.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, product warranty reserves, accounting for income taxes, goodwill, impairment of long-lived assets other than goodwill and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Guidance

In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," ("ASU 2013-05"). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for reporting periods beginning after December 15, 2013 and is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

For additional discussion regarding other recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

Joint Venture Agreement with Pirelli & C. Ambiente SpA

On February 19, 2013, we entered into a joint venture agreement (the "Joint Venture Agreement") with Pirelli & C. Ambiente SpA ("Pirelli") to form the joint venture entity, Eco Emission Enterprise Srl, under the laws of Italy (the "Joint Venture") through which we and Pirelli will jointly sell our emission control products in Europe and the Commonwealth of Independent States ("CIS") countries. The Joint Venture Agreement provides that we and Pirelli will each hold 50% of the total issued share capital of the Joint Venture. In conjunction with the formation and operation of the Joint Venture, in February 2013, we and Pirelli have each made an initial contribution of €50,000 (approximately $66,000) to the Joint Venture. In addition, in accordance with the Joint Venture Agreement, we and Pirelli each provided shareholder loans of €200,000 (approximately $261,000) in April 2013. Future contributions from us and Pirelli will be provided to the Joint Venture in the form of cash or shareholders loans, from time to time as necessary. The operations of the Joint Venture are expected to commence in the second quarter of 2013.

Amendment to 6% Shareholder Note Due 2013

On January 30, 2013, we and Kanis S.A. entered into an amendment to amend certain terms of our outstanding 6% note due 2013. As amended, the maturity date was changed from June 30, 2013 to June 30, 2015. In addition, the payment premium due under this note was changed from a range of $100,000 to $200,000, based proportionally on the number of days that the loan remains outstanding, to a fixed amount of $250,000, with $100,000 payable on June 30, 2013 and the remaining $150,000 payable at maturity on June 30, 2015. Finally, the interest rate was changed from 6% to 8% as of June 30, 2013. For more information relating to the terms of this note see “— Description of Indebtedness” below and Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Letter Agreement related to 8% subordinated convertible note due 2016

On January 30, 2013, we and Kanis S.A. entered into a letter agreement regarding our outstanding 8% subordinated convertible note due 2016 whereby Kanis S.A. has agreed not to accelerate the maturity of these notes during the 2013 calendar year. For more information relating to the terms of our 8% subordinated convertible note due 2016, see “— Description of Indebtedness” below and Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Emission reduction programs are often one-off, or have staggered compliance dates, which mean they do not generally result in a regular source of recurring revenues for our company. For example, London, U.K. had mandated that certain heavy duty diesel vehicles entering the London Low Emissions Zone (or LEZ) were required to meet certain emission standards by January 2012. We believe that approximately 20,000 such vehicles were required to have a retrofit emission control device installed on the vehicle by year-end 2011. In December 2011, the regulator extended the deadline for compliance into the first quarter of 2012. We believe that the bulk of the vehicles were retrofitted in the fourth quarter of 2011, with sales of our products of approximately $6 million in the fourth quarter and $8 million in the full year 2011. However, due to the extension, we recorded additional sales of $4.3 million and $1.0 million in the first and second quarters of 2012, respectively. This program is now complete and as such, we do not expect system sales in London in 2013. In addition, the California Air Resources Board ("CARB") has mandated that all Class 7 and Class 8 heavy diesel trucks meet certain emission targets by 2016, with interim targets established for 2011, 2012 and 2013, such that 90% of current operating diesel trucks will be required to meet these targets by 2014. We estimate that this rule will require well over 100,000 heavy duty diesel trucks to be replaced or retrofitted. According to industry estimates, approximately 66,000 vehicles have elected or will elect to retrofit between 2011 and 2015. We believe that the rate of adoption of electing to retrofit by truck owners as well as the overall level of retrofit activity and our ability to gain sales are dependent upon several factors, including the level of enforcement of the mandate by CARB, the level of new truck acquisitions by truck owners and also our success in attaining the required verifications and approvals for products currently under review by CARB. In 2012, we experienced a slower than anticipated ramp up in adoption by truck owners, a delay in enforcement by CARB and a delay in verification for a product which was under review by CARB. This resulted in weaker than expected sales in 2012. CARB began to actively enforce the regulation in the latter part of 2012. In January 2013, we received the product verification from CARB. In addition, a key competitor exited the market. We continue to pursue this retrofit opportunity and expect sales in California in 2013 to be higher than in 2012. However, the rate of adoption, industry projections pertaining to the overall market opportunity remain uncertain and could result in fluctuations in revenue and working capital requirements from quarter-to-quarter next year.

Factors Affecting our Catalyst Division

 Because the customers of our Catalyst division are primarily OEM auto makers, our business is also affected by macroeconomic factors that impact the automotive industry generally, which can result in increased or decreased purchases of vehicles, and consequently demand for our products. Sales to our largest OEM auto customer were positively impacted during 2012 due to increased vehicle shipments, expansion of our catalysts onto new vehicle platforms, increased purchasing by the customer to build initial stock of parts for a new model and an increase in pass through sales of rare earth materials due to increased prices of these materials. In addition, our sales and gross margins are also impacted by the pass through sales of rare earth materials and the extent to which the price increases are shared with our customer.  Through June 2012, the customer was reimbursing us for substantially the full amount actually spent by us on these materials. For the balance of the year, our customer reimbursed us partially, pending the agreement on a formula for this reimbursement which is based on formulae established by this customer with other vendors.  A formula has been agreed to between our customer and us for all shipments going forward from January 1, 2013.  Based on this agreed formula, reimbursement from our customer is expected to approach our costs as we deplete existing higher-priced inventory levels. The resolution of the rare earth reimbursement has enabled improved gross margins in this business in the first quarter of 2013 and we expect to see improved margins as 2013 progresses. However, this formula is based on published indices of rare earth prices and, as such,we could experience margin reductions if the formula does not accurately reflect our actual costs.

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

Impact of the Pirelli Joint Venture

In February 2013, we announced the formation of a Joint Venture with Pirelli (See “—Recent Developments—Joint Venture Agreement with Pirelli & C. Ambiente SpA”above). The purpose of the Joint Venture is to market and sell products manufactured by both CDTi and Pirelli in Europe and the CIS countries.  As such, both partners will sell products to the Joint Venture which will earn a commission to market and sell these products. All existing CDTi business in Sweden and the UK will be conducted through the joint venture. As a result, we will experience a decline in revenues and, hence, gross margins realized on our sales to the Joint Venture. Offsetting this decline in gross margins will be a reduction in infrastructure costs in Europe, as we will reduce sales, marketing and administrative activities in Europe as the majority of these activities will now be handled by the Joint Venture. We expect the price and margin impact to begin in the second quarter of 2013. Our infrastructure reduction is expected to be largely completed by the end of 2013. Lastly, it is the expectation of both partners that the Joint Venture will result in additional business for both companies’ products over the next several years.

Results of Operations

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Revenues

The table below and the tables in the discussion that follow are based upon the way we analyze our business. See Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our divisions.

	Three Months Ended March 31,
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$7.3	54.7%	$12.6	74.1%	$(5.3)	(42.2)%
Catalyst	6.5	48.5%	6.1	35.9%	0.4	5.8%
Intercompany revenue	(0.5)	(3.2)%	(1.7)	(10.0%)	1.2	(74.6)%
Total revenue	$13.3	100.0%	$17.0	100.0%	$(3.7)	(21.7)%

Total revenue for the three months ended March 31, 2013 decreased by $3.7 million, or 21.7%, to $13.3 million from $17.0 million for the three months ended March 31, 2012.

Revenues for our Heavy Duty Diesel Systems division for the three months ended March 31, 2013 decreased $5.3 million, or 42.2%, to $7.3 million from $12.6 million for the three months ended March 31, 2012. The decrease was due to decreased retrofit sales of $4.9 million and decreased non-retrofit sales of $0.4 million. Retrofit sales decreased $4.3 million in the London LEZ and decreased $0.6 million in North America. The decrease in North America consisted of an increase of $0.5 million in California sales under the California Truck and Bus Rule with decreases in the other 49 states. Non-retrofit sales decreased due to a decline in European mining of $0.5 million and a decrease in standard exhaust products of $0.6 million partially offset by $0.3 million in increased sales of fuel-borne catalysts in Europe, $0.3 million in sustainable system sales in North America and $0.1 million increase in licensing revenue.

Revenues for our Catalyst division for the three months ended March 31, 2013 increased $0.4 million, or 5.8%, to $6.5 million from $6.1 million for the three months ended March 31, 2012. Excluding intercompany revenue, sales for this division increased 36.9% to $6.0 million for the three months ended March 31, 2013 as compared to $4.4 million for the three months ended March 31, 2012. The increase was due to a $1.2 million increase in sales to our Japanese OEM customer and an increase of $0.4 million in sales to other OEM customers.

We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Cost of revenues

Cost of revenues decreased $2.8 million, or 21.9% to $10.2 million for the three months ended March 31, 2013, compared to $13.0 million for the three months ended March 31, 2012. The decrease in cost of revenues was primarily due to lower product sales volume. Additionally, we incurred $0.6 million in expense for the write-down of excess inventory during the three months ended March 31, 2012 primarily related to the London LEZ program, which was completed in 2012.

Gross profit

The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Three Months Ended March 31,
	2013	% of Revenue (1)	2012	% of Revenue (1)	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$ 1.8	25.2%	$ 2.8	22.0%	$ (1.0)	(33.8)%
Catalyst	1.2	19.2%	1.2	19.8%	-	2.7%
Intercompany eliminations	0.1	-	-	-	0.1	NM
Total gross profit	$ 3.1	23.4%	$ 4.0	23.2%	$ (0.9)	(21.0)%

(1)     Division calculation based on division revenue. Total based on total revenue.

Gross profit for the three months ended March 31, 2013 decreased by $0.9 million, or 21.0%, to $3.1 million from $4.0 million for the three months ended March 31, 2012. Gross margin was 23.4% during the three months ended March 31, 2013 compared to 23.2% during the three months ended March 31, 2012.

The increase in gross margin for our Heavy Duty Diesel Systems division from 22.0% for the three months ended March 31, 2012 to 25.2% for the three months ended March 31, 2013 is a result of favorable product mix in 2013 and a $0.5 million reduction in the inventory obsolescence charges which were higher in the three months ended March 31, 2012 primarily due to the London LEZ program.

The decrease in gross margin for our Catalyst division from 19.8% for the three months ended March 31, 2012 to 19.2% for the three months ended  March 31, 2013 is due to an unfavorable product mix with significantly lower intercompany diesel sales in the three months ended March 31, 2013 as compared to the comparable period in 2012.

Operating expenses

The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Three Months Ended March 31,
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$ 3.8	28.9%	$ 4.5	26.2%	$ (0.7)	(13.9)%
Research and development	1.3	9.5%	1.9	11.3%	(0.6)	(33.9)%
Total operating expenses	$ 5.1	38.4%	$ 6.4	37.5%	$ (1.3)	(19.7)%

For the three months ended March 31, 2013, operating expenses decreased by $1.3 million to $5.1 million from $6.4 million for the three months ended March 31, 2012.

Selling, general and administrative expenses

For the three months ended March 31, 2013, selling, general and administrative expenses decreased by $0.7 million, or 13.9%, to $3.8 million from $4.5 million for the three months ended March 31, 2012. This decrease is a result of cost savings due to headcount reductions made during 2012, a decrease in recruiting fees related to the hiring of two executives in the three months ended March 31, 2012, and to lower outside accounting and audit fees, travel expenses and public relations and marketing costs. Selling, general and administrative expenses as a percentage of revenues increased to 28.9% in the three months ended March 31, 2013 compared to 26.2% in the three months ended March 31, 2012.

Research and development expenses

Research and development expenses for the three months ended March 31, 2013 decreased by $0.6 million, or 33.9%, to $1.3 million from 1.9 million for the three months ended March 31, 2012. This decrease is a result of cost savings due to headcount reductions made in 2012 and a decrease in product verification testing and pre-production scale up activities in the three months ended March 31, 2013 as compared to the comparable period in 2012.  As a percentage of revenues, research and development expenses were 9.5% in the three months ended March 31, 2013, compared to 11.3% in the three months ended March 31, 2012.

Other expense

The following table shows the components of other expense and other (expense) income as a percentage of revenues for the periods indicated.

	Three Months Ended March 31,
	2013	% of Total Revenue	2012	% of Total Revenue
	(Dollars in millions)
Interest expense	$(0.3)	(2.5)%	$(0.3)	(1.9)%
Loss on change in fair value of common stock warrant liability	-	-	(0.1)	(0.8)%
Foreign currency exchange (loss) gain	0.3	2.5%	(0.2)	(1.1)%
Total other expense	$ -	-	$(0.6)	(3.8)%

We incurred interest expense of $0.3 million in each of the three months ended March 31, 2013 and 2012. The three months ended March 31, 2013 included a $0.3 million exchange gain related primarily to changes in value of the Canadian dollar in relation to the U.S. dollar as compared to a loss of $0.2 million in the three months ended March 31, 2012.

Net loss

For the foregoing reasons, we had a net loss of $2.1 million for the three months ended March 31, 2013 compared to a net loss of $2.8 million for the three months ended March 31, 2012. Excluding amounts related to discontinued operations, we had a net loss from continuing operations of $2.1 million for the three months ended March 31, 2013 compared to a net loss from continuing operations of $2.7 million for the three months ended March 31, 2012. We continue to have legal and other expenses as well as gains on litigation settlements related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of March 31, 2013, we had an accumulated deficit of approximately $176.8 million compared to $174.6 million at December 31, 2012. We have also had negative cash flows from operations from inception through the quarter ended March 31, 2013. We had $4.6 million in cash at March 31, 2013 compared to $6.9 million in cash at December 31, 2012, and total current liabilities of $19.4 million at March 31, 2013 compared to $15.7 million at December 31, 2012. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

At March 31, 2013, $2.1 million of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom. We do not intend to repatriate any amount of this cash to the United States as it will be used to fund our subsidiaries’ continued operations. If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

We have a $7.5 million secured demand financing facility with FGI backed by our receivables and inventory that terminates on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For details regarding the FGI facility, see “—Description of Indebtedness” below and Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. At March 31, 2013, we had $5.1 million in borrowings outstanding with $2.4 million available under our FGI credit facility, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory. Additionally, FGI can cancel the facility at any time.

We continue to pursue revenue generating opportunities relating to special government mandated retrofit programs in California and potentially others in various jurisdictions domestically and internationally. Opportunities such as these require cash investment in operating expenses and working capital such as inventory and receivables prior to realizing profits and cash from sales. To address the potential need for capital, in October 2011, we signed a purchase agreement, together with a registration rights agreement, with LPC, whereby LPC has agreed to purchase up to $10.0 million of our common stock over a 30-month period. We have registered 1,823,577 shares related to the transaction, 40,247 shares of which were issued to LPC as a commitment fee; 80,494 shares may be issued to LPC as an additional commitment fee on a pro rata basis as up to $10.0 million of our common stock is purchased by LPC; and 1,702,836 represent shares that we may sell to LPC under the Purchase Agreement. We have the right, in our sole discretion, over a 30-month period to sell shares of our common stock to LPC in amounts limited from $0.5 million to $1.5 million per sale, depending on the price of our common stock as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million. We currently have registered 1,702,836 shares for purchase shares under the agreement. The aggregate number of shares issued pursuant to the purchase agreement is limited to 1,434,994 shares of common stock (19.99% of the outstanding shares of our common stock on October 7, 2011, the date of the purchase agreement) (the “Exchange Cap”), unless and until shareholder approval is obtained. The Exchange Cap is not applicable for at-market transactions, defined as when the average price for all shares purchased pursuant to the purchase agreement is greater than or equal the signing price per the agreement of $2.76 plus $0.254, or $3.014 per share. Assuming a purchase price of $2.07 per share (the closing sale price of our common stock on May 7, 2013) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to us would be $3.5 million. If the purchase was limited to the Exchange Cap of 1,434,994 shares, proceeds to us would be $3.0 million. We expect to use the proceeds received under the Purchase Agreement for working capital and general corporate purposes. There have been no sales to date under this arrangement.

In addition, on May 15, 2012, we filed a shelf registration statement on Form S-3 with the SEC (the "Shelf Registration"). The Shelf Registration was declared effective by the SEC on May 21, 2012. The shelf registration statement permits us to sell, from time to time, up to an aggregate of $50.0 million of various securities, including common stock, preferred stock, warrants to purchase common stock or preferred stock and units consisting of one or more shares of common stock, shares of preferred stock, warrants, or any combination of such securities. The registration statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. There have been no issuances to date under this registration statement.

On July 27, 2012, we entered into a Loan Commitment Letter with Kanis S.A. pursuant to which we issued a promissory note in the principal amount of $3.0 million. The promissory note bears interest at 8% per annum, which is payable quarterly in arrears and matures on July 27, 2015. See “—Description of Indebtedness” below and Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in millions)
Cash (used in) provided by:
Operating activities	$(1.8)	$ 1.0	$(2.8)	(280.0)%
Investing activities	$(0.1)	$(0.1)	-	-
Financing activities	$(0.3)	$(0.3)	-	-

 Cash (used in) provided by operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters.

Cash used in operating activities in the three months ended March 31, 2013 was $1.8 million compared to cash provided of $1.0 million in the three months ended March 31, 2012. The three months ended March 31, 2012 included the impact of the collection on higher fourth quarter 2011 sales in the Heavy Duty Diesel Systems business, including sales related to the London LEZ project.

Cash used in investing activities

Our cash flows from investing activities primarily relate to asset sales and acquisitions, our joint venture with Pirelli, our Asian investment as well as capital expenditures and other assets to support our growth plans.

Net cash used in investing activities was $0.1 million in the each of the three months ended March 31, 2013 and March 31, 2012. Cash used in investing activities in the three months ended March 31, 2013 relates to our initial investment in the joint venture with Pirelli and to purchases of property and equipment. Cash used in the three months ended March 31, 2012 was for purchases of property and equipment.

Cash used in financing activities

Since inception, we have financed our net operating cash usage through a combination of financing activities such as issuance of equity or debt and investing activities such as sale of intellectual property or other assets. Changes in our cash flows from financing activities primarily relate to borrowings and payments under debt obligations.

Net cash provided by financing activities was $0.3 million in each of the three months ended March 31, 2013 and March 31, 2012 and is related to net decreases in borrowings under our line of credit with FGI.

Description of Indebtedness

Our outstanding borrowings at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(Dollars in millions)
Line of credit with FGI	$ 5.1	$ 5.5
6% shareholder note due 2015	1.7	1.6
8% subordinated convertible shareholder notes due 2016	3.0	3.0
8% shareholder note due 2015	2.9	3.0
Total borrowings	$ 12.7	$ 13.1

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

Under the FGI facility, as amended, FGI can elect to purchase eligible accounts receivables from us and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. At March 31, 2013, the inventory sublimit was the lesser of $2.0 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility.

The interest rate on advances or borrowings under the FGI Facility, as amended, is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined. Any advances or borrowings under the FGI Facility are due on demand. We also agreed to pay FGI collateral management fees of 0.30% per month on the face amount of eligible receivables as to which advances have been made and 0.38% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, we have agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

We account for the sale of accounts receivable under the FGI facility as a secured borrowing with a pledge of the subject receivables as collateral. At March 31, 2013, we had $5.2 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $3.1 million. At March 31, 2013, we also had $2.0 million in borrowings outstanding against eligible inventory. We were in compliance with the terms of the FGI Facility at March 31, 2013. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

If we choose to terminate the FGI facility prior to the last day of the initial term, as extended, or any additional term, we must pay a termination fee of 2% of the facility limit then in effect. No termination fee will be due if we notify FGI of our intent to terminate within 10 days of FGI increasing the reserve percentage for accounts to greater than 40% for more than 30 consecutive days. FGI may terminate the facility at any time. The termination fee is not payable upon a termination by FGI or upon non-renewal.

6% Shareholder Note Due 2015

On December 30, 2010, we executed a Loan Commitment Letter with Kanis S.A., a shareholder of our company, pursuant to which Kanis S.A. loaned us $1.5 million. The unsecured loan bears interest on the unpaid principal at a rate of 6% per annum, with interest only payable quarterly on each March 31, June 30, September 30 and December 31, commencing March 31, 2011, and matures on June 30, 2013. In addition to principal and accrued interest, we are obligated to pay Kanis S.A. at maturity a “Payment Premium” ranging from $100,000 to $200,000 based proportionally on the number of days that the loan remains outstanding. There is no prepayment penalty. The loan originally matured on June 30, 2013. On January 30, 2013, we and Kanis S.A. agreed to amend certain terms of the loan to change the maturity date from June 30, 2013 to June 30, 2015 and to increase the interest rate from 6% to 8% beginning on June 30, 2013. In addition, the payment premium due under this note was changed to a fixed amount of $250,000 with $100,000 payable on June 30, 2013 and the remaining amount payable at maturity on June 30, 2015.

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

The outstanding principal balance of, plus accrued and unpaid interest on, the Notes were convertible into shares of our common stock at an initial conversion price equal to $7.044 per share, which was 120% of the closing bid price per share of our common stock on April 8, 2011, into no more than 369,853 shares. On July 27, 2012, we and Kanis S.A. further amended the terms of the Notes to modify the conversion feature. As amended, the outstanding principal balance of, and accrued and unpaid interest on, the Notes are convertible, at the option of Kanis S.A. at any time upon written notice given not less than 75 calendar days prior to the date of conversion, into no more than 250,000 shares of Company common stock at a conversion price of $4.00 per share.

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

Capital Expenditures

As of March 31, 2013, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of March 31, 2013, other than office leases, employment agreements with key executive officers, our obligation to fund our portion (5%) of the losses of our investment in TCC (see Note 16 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012) and our obligation to fund a loan of €200,00 to our joint venture with Pirelli in April 2013 as well as 50% of any future authorized funding requirements of the joint venture, we had no material commitments other than the liabilities reflected in our condensed consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q).

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

        There have been no material developments in our legal proceedings since the legal proceedings reported in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(b) to CDTi’s Registration Statement on Form S-1 (No. 333-144201) dated June 29, 2007).

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

10.1

Loan Commitment Letter, dated December 30, 2010, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K filed on January 5, 2011) as amended by the Amendment of Clean Diesel Technologies Inc.’s Loan Agreement dated December 30, 2010 between Kanis S.A. and Clean Diesel Technologies, Inc., dated January 30, 2013 (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K filed on February 1, 2013).

10.2

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

10.3#

Joint Venture Agreement, dated February 19, 2013, between Pirelli & C. Ambiente SpA and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K/A filed on March 28, 2013).

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
** *

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

CLEAN DIESEL TECHNOLOGIES, INC. (Registrant)
Date: May 10, 2013	By:	/s/ R. Craig Breese
R. Craig Breese
Director and Chief Executive Officer

Date: May 10, 2012	By:	/s/ Nikhil A. Mehta
Nikhil A. Mehta
Chief Financial Officer and Treasurer