Form 10-Q
period 2013-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2013-08-08
CIK 949428

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                      Yes  ☑No  ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).              Yes  ☑No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer   ☐          Accelerated filer    ☐           Non-accelerated filer   ☐          Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes☐ No   ☑

As of August 05, 2013, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 9,289,853.

CLEAN DIESEL TECHNOLOGIES, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        As used in this Quarterly Report on Form 10-Q, the terms “CDTi” or the “Company” or “we,” “our” and “us” refer to Clean Diesel Technologies, Inc. and its consolidated subsidiaries.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks and uncertainties, as well as assumptions, which could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements generally are identified by the words “may,” “will,” “project,” “might,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “should,” “could,” “would,” “strategy,” “plan,” “continue,” “pursue,” or the negative of these words or other words or expressions of similar meaning. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. These forward-looking statements are based on information available to us, are current only as of the date on which the statements are made, and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements including, but not limited to, the risks and uncertainties discussed in Part I - Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2013, and other risks and uncertainties discussed in our other filings with the SEC, such as the following:

•

We have incurred losses and have not experienced positive cash flow from operations in the past and our ability to achieve profitability and positive cash flow from operations, or finance negative cash flow from operations, could depend on reductions in our operating costs, which may not be achievable, or from increased sales, which may not occur;

•

We could require additional working capital to maintain our operations in the form of funding from outside sources which may be limited, difficult to obtain, or unavailable on acceptable terms or not available at all, or in the case of an offering of common stock or securities convertible into common stock, may result in dilution to our existing stockholders;

•

The pursuit of opportunities relating to special government mandated retrofit programs requires cash investment in operating expenses and working capital such as inventory and receivables prior to the realization of profits and cash from sales and, if we are not successful in accessing cash resources to make these investments, we may miss out on these opportunities; further, if we are not successful in generating sufficient sales from these opportunities, we will not realize the benefits of the investments in inventory, which could have an adverse effect on our business, financial condition and results of operations;

•

We cannot assure you that we will be successful in realigning our strategic path to pursue aggressive development of our unique materials science platform or that those efforts will have the intended effect of increasing profitability;

•

Future growth of our business depends, in part, on enforcement of existing emissions-related environmental regulations, further tightening of emission standards worldwide and the general availability of funding for emissions control programs and, if such regulations and standards are not enacted or enforced, demand for our products could decrease, which would have an adverse effect on our financial condition and results of operations;

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash	$3,164	$6,878
Accounts receivable, net	5,396	5,470
Inventories	7,392	8,697
Prepaid expenses and other current assets	1,530	1,757
Total current assets	17,482	22,802
Property and equipment, net	1,731	2,000
Intangible assets, net	3,881	4,369
Goodwill	5,877	6,087
Other assets	410	183
Total assets	$29,381	$35,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,693	$5,476
Shareholder notes payable	3,100	100
Accounts payable	4,866	5,608
Accrued expenses and other current liabilities	4,111	4,514
Income taxes payable	64	22
Total current liabilities	16,834	15,720
Shareholder notes payable, noncurrent	4,516	7,478
Deferred tax liability	852	797
Total liabilities	22,202	23,995
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: authorized 24,000,000; issued and
outstanding 7,303,069 and 7,254,464 shares at June 30, 2013 and December 31, 2012, respectively	73	73
Additional paid-in capital	186,441	186,106
Accumulated other comprehensive loss	(1,203)	(112)
Accumulated deficit	(178,132)	(174,621)
Total stockholders’ equity	7,179	11,446
Total liabilities and stockholders’ equity	$29,381	$35,441

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$12,555	$16,724	$25,862	$33,723
Cost of revenues	9,304	12,547	19,499	25,609
Gross profit	3,251	4,177	6,363	8,114
Operating expenses:
Selling, general and administrative (including stock-based compensation expense of $172, $129, $362 and $195)	3,422	3,755	7,252	8,202
Research and development (including stock-based compensation expense of $2, $18, $4 and $35)	947	1,952	2,212	3,867
Severance and other charges	51	349	62	349
Total operating expenses	4,420	6,056	9,526	12,418
Loss from operations	(1,169)	(1,879)	(3,163)	(4,304)
Other (expense) income:
Interest expense	(336)	(346)	(672)	(667)
Other (expense) income, net	(145)	127	161	(187)
Total other (expense) income	(481)	(219)	(511)	(854)
Loss from continuing operations before income taxes	(1,650)	(2,098)	(3,674)	(5,158)
Income tax (benefit) expense from continuing operations	(280)	117	(166)	(205)
Net loss from continuing operations	(1,370)	(2,215)	(3,508)	(4,953)
Net loss from operations of discontinued Energy Systems division	-	(49)	(3)	(132)
Net loss	$(1,370)	$(2,264)	$(3,511)	$(5,085)

Basic and diluted net loss per share:
Net loss from continuing operations per share	$(0.19)	$(0.31)	$(0.48)	$(0.69)
Net loss from discontinued operations per share	-	-	-	(0.01)
Net loss per share	$(0.19)	$(0.31)	$(0.48)	$(0.70)
Weighted-average number of common shares outstanding - basic and diluted	7,306	7,221	7,284	7,220

Comprehensive Loss:
Net loss	$(1,370)	$(2,264)	$(3,511)	$(5,085)
Foreign currency translation adjustments	(498)	(579)	(1,091)	(77)
Comprehensive loss	$(1,868)	$(2,843)	$(4,602)	$(5,162)

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,511)	$(5,085)
Loss from discontinued operations	3	132
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	658	711
Write-down of excess and obsolete inventory	218	662
Stock-based compensation expense	366	230
(Gain) loss on change in fair value of liability-classified warrants	(6)	6
Loss (income) from unconsolidated affiliates	225	(38)
Gain on foreign currency transactions	(295)	(123)
Other	88	58
Changes in operating assets and liabilities:
Accounts receivable	(223)	3,389
Inventories	863	1,241
Prepaid expenses and other assets	140	(104)
Accounts payable	(618)	(1,227)
Income taxes	37	(432)
Accrued expenses and other current liabilities	(278)	(82)
Cash used in operating activities of continuing operations	(2,333)	(662)
Cash used in operating activities of discontinued operations	(2)	(126)
Net cash used in operating activities	(2,335)	(788)

Cash flows from investing activities:
Loan to unconsolidated affiliate	(261)	-
Purchases of property and equipment	(106)	(121)
Investment in unconsolidated affiliate	(66)	-
Net cash used in investing activities	(433)	(121)

Cash flows from financing activities:
Net borrowings under demand line of credit	(783)	830
Repayment of capital lease obligations	-	(8)
Net cash (used in) provided by financing activities	(783)	822

Effect of exchange rates on cash	(163)	44
Net change in cash	(3,714)	(43)
Cash at beginning of period	6,878	3,471
Cash at end of period	$3,164	$3,428

Supplemental disclosures:
Cash paid for interest	$638	$526
Cash received/paid for income taxes	$(239)	$291

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.       Organization

a.       Description of Business

        Clean Diesel Technologies, Inc. (“CDTi” or the “Company”) is a technology-focused, global manufacturer and distributor of light duty vehicle and heavy duty diesel emissions control systems and products to major automakers, integrators and retrofitters. It has over 30 years of experience in the heavy duty diesel systems market and proven technical and manufacturing competence in the light duty vehicle catalyst market meeting auto makers’ stringent requirements. CDTi’s business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. The Company has operations in the United States, Canada, France, Japan and Sweden as well as an Asian investment and European joint venture.

b.       Liquidity

        The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $178.1 million at June 30, 2013. The Company has funded its operations through equity sales, debt and bank borrowings.

        The Company has a $7.5 million secured demand facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”). At June 30, 2013, the Company had $4.7 million in borrowings outstanding under this facility with $2.8 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. There is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory. Additionally, FGI can cancel the facility at any time.

        The Company also has a purchase agreement with Lincoln Park Capital (“LPC”), under which the Company has the right, in its sole discretion, over a 30-month period to sell up to $10.0 million in common stock to LPC in amounts limited to $0.5 million to $1.5 million per sale, depending on the price of the Company’s common stock as set forth in the purchase agreement. The Company currently has registered 1,702,836 shares for purchase shares under the agreement. However, the aggregate number of shares issued pursuant to the purchase agreement is limited to 1,434,994 shares of common stock (19.99% of the outstanding shares of the Company’s common stock on October 7, 2011, the date of the purchase agreement) (the “Exchange Cap”), unless and until shareholder approval is obtained. The Exchange Cap is not applicable for at-market transactions, defined as when the average price for all shares purchased pursuant to the purchase agreement is greater than or equal the signing price per the agreement of $2.76 plus $0.254, or $3.014 per share. Assuming a purchase price of $1.21 per share (the closing sale price of the Company’s common stock on June 30, 2013) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to the Company would be $2.1 million. If the purchase was limited to the Exchange Cap of 1,434,994 shares, the proceeds to the Company would be $1.7 million. There have been no sales to date under this arrangement.

        On May 15, 2012, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (the “Shelf Registration”) which was declared effective by the SEC on May 21, 2012. The Shelf Registration permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, provided that we may not sell our securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of our public float in any 12-month period (unless our public float rises to $75.0 million or more). On July 3, 2013, the Company sold 1,730,000 units for $1.25 per unit consisting of one share of common stock and one half of a warrant to purchase one share of common stock with an exercise price of $1.25 per share. The Company received net proceeds of $1.7 million after deducting discounts and commissions to the underwriter and estimated offering expenses. See Notes 9 and 15.

        On June 28, 2013, the Company and one of its directors entered into an agreement pursuant to which the director agreed to purchase $100,000 of the Company’s common stock in a private placement for $1.84 per share, the closing bid price on the day preceding the date of the agreement. In July 2013, the Company issued 54,347 shares of common stock to the director pursuant to this agreement.

        On January 30, 2013, the Company and Kanis S.A. agreed to amend certain terms of the Company’s outstanding 6% shareholder note due 2013 to change the maturity date from June 30, 2013 to June 30, 2015 and to increase the interest rate from 6% to 8% beginning on June 30, 2013. In addition, the payment premium due under this note was changed from a range of $100,000 to $200,000, based proportionally on the number of days that the loan remains outstanding, to a fixed amount of $250,000 with $100,000 payable on June 30, 2013 and the remaining amount payable at maturity on June 30, 2015. Concurrent with its July 3, 2013 public offering, the Company converted $235,000 of premium and interest due June 30, 2013, pursuant to loans made to the Company by Kanis S.A., to 188,000 shares of common stock and warrants to purchase 94,000 shares of common stock.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

        Also on January 30, 2013, the Company and Kanis S.A. entered into a letter agreement regarding the Company’s 8% subordinated convertible notes due 2016 whereby Kanis S.A. agreed not to accelerate the maturity of these convertible notes during the 2013 calendar year.

        At June 30, 2013, the Company had $3.2 million in cash. As discussed above, on July 3, 2013, the Company completed a public offering of common stock resulting in net proceeds of approximately $1.7 million after deducting discounts and commissions to the underwriter and related offering expenses.  In addition, pursuant to letter agreements entered into with Kanis S.A. and one of the Company’s directors on June 28, 2013, on July 3, 2013, the Company issued shares and warrants to Kanis S.A. and the director for an aggregate purchase price of $235,000 and $100,000, respectively.  The investment by Kanis S.A. reflects conversion into shares of common stock and warrants of premium and interest due on June 30, 2013, pursuant to loans made to the Company.  See Notes 8 and 15.

        Management believes that the Company has sufficient working capital to fund operations through the end of this year and into next year. However, there can be no assurances that the Company will be able to achieve projected levels of revenue in 2013 and beyond. If cash from operations is not sufficient for the working capital needs of the Company, the Company may seek additional financing in the form of funding from outside sources. In this regard, the Company may attempt to, among other things, (i) utilize potential availability under its line of credit with FGI; (ii) sell shares of common stock under its purchase agreement with LPC; or (iii) pursue an offering of equity or debt securities. However, there is no assurance that the Company will be able to raise additional funds or reduce its discretionary spending at a level sufficient for its working capital needs.

2.       Summary of Significant Accounting Policies

a.       Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been reflected. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Clean Diesel Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

d.       Concentration of Risk

        For the three and six months ended June 30, 2013, one automotive original equipment manufacturer (“OEM”) customer within the Catalyst segment accounted for 41% of the Company’s revenues. This customer accounted for 33% and 28%, respectively, of the Company’s revenues for the three and six months ended June 30, 2012. No other customers accounted for 10% or more of the Company’s revenues during these periods.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

        For the periods presented below, certain customers accounted for 10% or more of the Company’s accounts receivable balance as follows:

Customer	June 30, 2013	December 31, 2012
A	28%	31%
B	-	12%

        Customer A above is an automotive OEM and customer B is a diesel system distributor.

        For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Vendor	2013	2012	2013	2012
A	20%	7%	18%	9%
B	17%	13%	15%	13%
C	12%	6%	13%	6%
D	8%	12%	13%	11%

        Vendors A and C above are substrate suppliers, vendor B above is a catalyst supplier and vendor D is a rare earth materials supplier.

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

        Diluted net loss per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred net losses in the three months ended June 30, 2013 and 2012, the effect of potentially dilutive securities has been excluded in the computation of net loss per share and net loss from continuing operations per share as their impact would be anti-dilutive. Potential common stock equivalents excluded consist of the following (in thousands):

	June 30,
	2013	2012
Common stock options	746	801
RSUs	324	187
Warrants	923	935
Convertible notes	250	370
Total	2,243	2,293

f.         Fair Value of Financial Instruments

        Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair values of the Company’s cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to the variable interest rates. The fair value of shareholder notes payable, calculated using level 3 inputs, including a Black-Scholes option-pricing model to value the debt’s conversion factor and a net present value model is $7.4 million at June 30, 2013.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In June 2013, the FASB ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. The Company will adopt this amendment in the first quarter of 2014 and does not expect adoption of this standard to have a material impact on its consolidated financial statements or financial statement disclosures.

3.       Inventories

Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$3,570	$4,340
Work in progress	1,634	1,815
Finished goods	2,188	2,542
	$7,392	$8,697

4.       Goodwill and Intangible Assets

        Goodwill

        The Company’s Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, contains all of the Company’s allocated goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows (in thousands):

Balance at December 31, 2012	$ 6,087
Effect of translation adjustment	(210)
Balance at June 30, 2013	$ 5,877

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

        Intangible Assets

        Intangible assets consist of the following (in thousands):

	Useful Life in Years	June 30, 2013	December 31, 2012

Trade name	15 – 20	$1,364	$1,404
Patents and know-how	5 – 12	4,871	5,072
Customer relationships	4 – 8	1,224	1,269
		7,459	7,745
Less accumulated amortization		(3,578)	(3,376)
		$3,881	$4,369

        The Company recorded amortization expense related to amortizable intangible assets of $0.2 million during each of the three months ended June 30, 2013 and 2012.  The Company recorded amortization expense related to amortizable intangible assets of $0.4 million during each of the six months ended June 30, 2013 and 2012.

        Estimated amortization expense for existing intangible assets for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2013	$341
2014	683
2015	678
2016	530
2017	519

5.       Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012

Accrued salaries and benefits	$1,177	$1,347
Accrued warranty	539	665
Liability for consigned precious metals	859	694
Accrued severance and other charges	172	490
Sales tax payable	208	216
Other	1,156	1,102
	$4,111	$4,514

6.       Severance and Other Charges

        During 2012, the Company initiated actions to streamline both its facilities and its workforce. These actions were deemed necessary to meet the demands of the markets served by the Company and the economic environment and to improve profitability. In 2012, the Company terminated 41 employees throughout North America, Europe, the United Kingdom and Asia. The Company also incurred lease termination costs related to the exit of a lease in North America and asset impairment expense related to the exit of this facility as well as to the exit of a leased facility in the United Kingdom. In 2013, the Company terminated 2 employees in the United Kingdom related to these actions.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

        The following summarizes the activity in the Company’s accrual for severance and other charges (in thousands):

	Severance	Lease Exit Costs	Total
Accrual at December 31, 2012	$306	$184	$490
Additional Expense Incurred	62	-	62
Payments and other settlements in 2013	(307)	(69)	(376)
Translation adjustment	(4)	-	(4)
Accrual at June 30, 2013	$57	$115	$172

        The Company expects to pay substantially all of the remaining amounts during the year ended December 31, 2013.

7.       Accrued Warranty

        Changes in the Company’s product warranty reserve are as follows (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Balance at beginning of period	$665	$645
Accrued warranty expense	317	273
Warranty claims paid	(400)	(297)
Translation adjustment	(43)	(2)
Balance at end of period	$539	$619

8.       Debt

        Debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012

Line of credit with FGI	$4,693	$5,476
8% shareholder note due 2015	1,665	1,638
8% subordinated convertible shareholder notes due 2016	3,000	3,000
8% shareholder note due 2015	2,951	2,940
	12,309	13,054
Less current portion	(7,793)	(5,576)
	$4,516	$7,478

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

        Under the FGI Facility, as amended, FGI can elect to purchase eligible accounts receivables from the Company and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). Purchased receivables are subject to full recourse to the Company in the event of nonpayment by the customer. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. At FGI’s election, FGI may advance the Company up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to the Company net of interest and fees on advances once the receivables are collected from customers. The Company may also borrow against eligible inventory up to the inventory sublimit, as determined by FGI, subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. At June 30, 2013, the inventory sublimit amount was the lesser of $2.0 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility.

        The interest rate on advances or borrowings under the FGI Facility, as amended, is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI Facility. Any advances or borrowings under the FGI Facility are due on demand. The Company also agreed to pay FGI collateral management fees of 0.30% per month on the face amount of eligible receivables as to which advances have been made and 0.38% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

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

        The Company accounts for the sale of accounts receivable under the FGI Facility as a secured borrowing with a pledge of the subject receivables as collateral in accordance with ASC 860, “Transfers and Servicing.” At June 30, 2013, the Company had $4.0 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $2.9 million. At June 30, 2013, the Company also had $1.8 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at June 30, 2013. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

        8% Shareholder Note Due 2015

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

        On June 28, 2013, the Company and Kanis S.A. entered into a letter agreement pursuant to which Kanis S.A. agreed that the $100,000 payment premium due June 30, 2013 and $135,000 in accrued interest on the shareholder notes payable to Kanis S.A. as of June 30, 2013 could be paid, at the option of the Company, in cash or by issuance of equity securities of the Company. On July 3, 2013, concurrent with the closing of its public offering, the Company issued to Kanis S.A. comprised of 188,000 shares of common stock and warrants to purchase up to 94,000 shares of common stock at $1.25 per share, in satisfaction of the payment premium and accrued interest, as described above. See Note 15.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

        The outstanding principal balance of the Notes, plus accrued and unpaid interest were convertible into shares of the Company’s common stock at an initial conversion price equal to $7.044 per share, which was 120% of the closing bid price per share of the Company’s common stock on April 8, 2011, into no more than 369,853 shares. The Company evaluated the Notes and determined that there were no embedded derivatives contained in the Notes that require separate accounting. Additionally, there was no beneficial conversion feature associated with the Notes since the conversion price was not lower than the estimated fair market value of the Company’s common stock on the issuance date. As such, the entire proceeds from the Notes are recorded as debt in the condensed consolidated balance sheets.

        On July 27, 2012, the Company and Kanis S.A. further amended the terms of the Notes to modify the conversion feature. As amended, the outstanding principal balance of the Notes, and accrued and unpaid interest are convertible, at the option of Kanis S.A. at any time upon written notice given not less than 75 calendar days prior to the date of conversion, into no more than 250,000 shares of the Company’s common stock at a conversion price of $4.00 per share. The Company evaluated the modification and determined that the modification was not substantial and did not qualify as a debt extinguishment. Accordingly, no gain or loss was recognized from the modification.

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

        In connection with the promissory note, the Company issued Kanis S.A. a warrant to acquire 45,000 shares of its common stock at $2.09 per share, a third of which becomes exercisable on the issuance date and each of the first and second anniversaries of the issuance date. This warrant expires on July 27, 2018. The Company did not receive any cash consideration for the issuance of this warrant, which was issued in reliance upon the private placement exemption provided by Regulation S. The relative estimated fair value of such warrant represents a discount from the face amount of the loan and has been recorded as a discount from the loan amount. The discount is being amortized using the effective interest method over the term of the loan.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.       Stockholders’ Equity

        At June 30, 2013, the Company had 24.1 million shares authorized, 24.0 million of which are $0.01 par value common stock and 0.1 million of which are $0.01 par value preferred stock.

        On June 28, 2013, the Company and one of its directors entered into an agreement pursuant to which the director agreed to purchase $100,000 of the Company’s common stock in a private placement at a price of $1.84 per share, the closing bid price on the day preceding the date of the agreement. In July 2013, the Company issued 54,347 shares of common stock to the director under this agreement.

        Shelf Registration

        On May 15, 2012, the Company filed a Shelf Registration which was declared effective by the SEC on May 21, 2012. The Shelf Registration permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, including common stock, preferred stock, warrants to purchase common stock or preferred stock and units consisting of one or more shares of common stock, shares of preferred stock, warrants, or any combination of such securities. However, we may not sell our securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of our public float in any 12-month period (unless our public float rises to $75.0 million or more). The Shelf Registration is intended to provide the Company with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and the Company's capital needs.

        On June 28, 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, (the “Underwriter”) related to the public offering (the “Offering”) of an aggregate 1,600,000 shares of the Company’s common stock together with warrants to purchase up to 800,000 shares  of common stock. The warrants are exercisable any time until five years from the date of issuance at a price of $1.25 per share. The securities were sold in units consisting of one share of common stock and one half of a warrant to purchase one share of common stock for a price of $1.25 per unit. The Underwriters were also granted a 30 day option to purchase up to an additional 240,000 shares of common stock and/or warrants to purchase up to an additional 120,000 shares of common stock to cover overallotments, if any. The offering was made pursuant to the Company’s Shelf Registration discussed above. The offering closed on July 3, 2013. The Company received net proceeds of approximately $1.7 million after deducting discounts and commissions to the Underwriter and estimated offering expenses. See Note 15, “Subsequent Events” for further discussion. The financial statements as of June 30, 2013 do not include any adjustments related to this offering.

        Common Stock Purchase Agreement with LPC

        On October 7, 2011, the Company signed a Purchase Agreement with LPC, together with a Registration Rights Agreement, whereby LPC agreed to purchase up to $10.0 million of the Company’s common stock over a 30-month period. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the SEC on October 13, 2011 covering 1,823,577 shares that have been issued or may be issued to LPC under the Purchase Agreement. Of the shares registered, 40,247 shares were issued to LPC as a commitment fee upon entering into the Purchase Agreement; 80,494 shares may be issued to LPC pro rata as an additional commitment fee as up to $10.0 million of the Company’s common stock is purchased by LPC; and 1,702,836 represent shares that the Company may sell to LPC under the Purchase Agreement. The registration statement related to the transaction was declared effective by the SEC on December 5, 2011. Accordingly, the Company has the right, in its sole discretion, over a 30-month period to sell shares of its common stock to LPC in amounts limited to $0.5 million to $1.5 million per sale, depending on the price of the Company’s common stock as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million. The aggregate number of shares issued pursuant to the Purchase Agreement is limited to 1,434,994 shares of common stock (19.99% of the outstanding shares of the Company’s common stock on October 7, 2011, the date of the Purchase Agreement) (the “Exchange Cap”), unless and until shareholder approval is obtained. The Exchange Cap is not applicable for at-market transactions, defined as when the average price for all shares purchased pursuant to the purchase agreement is greater than or equal the signing price of $2.76 plus $0.254, or $3.014 per share.There have been no sales to date under this arrangement.

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

        Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2012	923,090	$7.77	$2.09 - $48.90
Warrants issued	-	-	-
Warrants expired/forfeited	-	-	-
Outstanding at June 30, 2013	923,090	$7.77	$2.09 - $48.90
Warrants exercisable at June 30, 2013	888,090	$7.92	$2.09 - $48.90

Warrant Liability

        The Company evaluates warrants on issuance and at each reporting date to determine proper classification as equity or as a liability. The Company has 379,678 outstanding warrants that it is required to physically settle by delivering registered shares. In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to maintain registration of the warrant shares, it does not specifically preclude cash settlement. Accordingly, the Company’s agreement to deliver registered shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. The contracts for the remaining warrants allow for settlement in unregistered shares and do not contain any other characteristics that would result in liability classification. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying condensed consolidated balance sheets and are only valued on the issuance date and not subsequently revalued. The Company evaluated the balance sheet classification of all warrants at June 30, 2013 and noted no changes.

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

        The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Balance at beginning of period	$10	$100
Remeasurement of common stock warrants	(6)	6
Balance at end of period	$4	$106

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.    Stock-Based Compensation

        The Clean Diesel Technologies, Inc. Stock Incentive Plan, as amended (the “Plan”), provides for the awarding of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance awards, bonuses or other forms of share-based awards, or combinations of these to the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as determined by the board of directors. As of June 30, 2013, there were 374,207 shares available for future grants under the Plan.

        Total stock-based compensation expense for both employee and non-employee awards for the three and six months ended June 30, 2013 was $0.2 million and $0.4 million, respectively. Total stock-based compensation expense for both employee and non-employee awards for the three and six months ended June 30, 2012 was $0.1 million and $0.2 million, respectively.

Stock Options

        Stock option activity is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	785,986	$ 7.81
Granted	-
Forfeited /expired	(40,130)	$ 9.04
Outstanding at June 30, 2013	745,856	$ 7.74	7.76	-
Exercisable at June 30, 2013	466,818	$ 10.65	7.18	-

        The aggregate intrinsic value represents the difference between the exercise price and the Company’s closing stock price on the last trading day of the quarter.

        The Company estimates the fair value of stock options using a Black-Scholes valuation model. The weighted-average fair value and assumptions used for the six months ended June 30, 2012 is summarized below. There were no issuances of stock options during the six months ended June 30, 2013.

2012
Expected volatility	84.4%
Risk-free interest rate	1.1%
Dividend yield	-
Expected life in years	5.96
Weighted average grant date fair value	$ 2.07

        Compensation costs for stock options that vest over time are recognized over the vesting period on a straight-line basis. As of June 30, 2013, the Company had $0.5 million of unrecognized compensation cost related to stock option grants that remained to be recognized over vesting periods. These costs are expected to be recognized over a weighted average period of 1.9 years.

        There was no cash received from option exercises under any share-based payment arrangements for the six months ended June 30, 2013 or 2012.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

        Restricted Share Units

RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Non-vested share units at December 31, 2012	167,165	$ 3.08	-
Granted	254,411	$ 2.17	-
Vested	(63,042)	$ 3.38	-
Forfeited	(34,402)	$ 2.48	-
Non-vested share units at June 30, 2013	324,132	$ 2.37	-

        During the six months ended June 30, 2013, the Company granted 254,411 RSUs to executive officers and other key employees. The RSUs are time-based with 225,221 vesting over three years with the remaining 29,190 vesting approximately one year from the date of grant.

        As of June 30, 2013, the Company had approximately $0.7 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.3 years.

12.    Joint Venture

On February 19, 2013, the Company entered into a joint venture agreement (the “Joint Venture Agreement”) with Pirelli & C. Ambiente SpA (“Pirelli”) to form a joint venture entity, Eco Emission Enterprise Srl under the laws of Italy (the “Joint Venture”), through which the Company and Pirelli will jointly sell their emission control products in Europe and the Commonwealth of Independent States (“CIS”) countries beginning in the second quarter of 2013. Pursuant to the agreement, both partners will sell products to the Joint Venture which will earn a commission to market and sell these products. As such, all of the Company’s existing business in Sweden and the UK will be conducted through the Joint Venture. The Joint Venture commenced operations in April 2013.

The Joint Venture Agreement provides that the Company and Pirelli will each hold 50% of the total issued share capital of the Joint Venture. Pursuant to the Joint Venture Agreement, in February 2013, the Company and Pirelli each contributed €50,000 (approximately $66,000) to the Joint Venture as initial capital contributions. In addition, in accordance with the Joint Venture Agreement, CDTi and Pirelli provided shareholder loans of €200,000 (approximately $261,000) each in April 2013. On July 25, 2013, the Company and Pirelli agreed to convert €175,000 each of their shareholder loans to the Joint Venture into equity contributions as required by local statutory regulations.

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

        BP Products North America (“BP”), a subsidiary of British Petroleum (BP p.l.c.) had made claims against Johnson Matthey (“JM”) as the parent company of and purchaser of Applied Utility Systems, Inc. (“AUS”), a former subsidiary of the Company, pertaining to the Whiting Refinery SPS NOx Reduction Project. On May 12, 2010, JM tendered to the Company a claim for indemnification under the Asset Purchase Agreement dated October 1, 2009 (the “Asset Purchase Agreement”), among JM, the Company and AUS. A mediation between the parties did not result in a settlement of the claims by BP. On May 14, 2012, JM filed a lawsuit in California state court against BP alleging breach of contract. On June 25, 2012, BP removed the case to federal court. On June 11, 2013, BP, JM and the Company entered into a Settlement Agreement and Mutual Releases pursuant to which they settled all claims. An Order Dismissing All Claims and Counterclaims with Prejudice was entered by the Court on July 3, 2013. The settlement agreement had no material impact on the Company. Under the indemnification clauses of the Asset Purchase Agreement, the Company may be liable for legal expense incurred by JM.  These legal costs may be offset against funds withheld by JM from the acquisition of AUS.  At this point, the Company has not been asked to reimburse JM for any legal expense, nor does the Company know what funds are remaining from the holdback on the AUS acquisition.

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

14.    Segment Reporting

        The Company has two business division segments based on the products it delivers:

        Heavy Duty Diesel Systems division— The Heavy Duty Diesel Systems division designs and manufactures verified exhaust emissions control solutions.  This division offers a full range of products for the verified retrofit and non-retrofit OEM and aftermarket markets through its distributor/dealer network and direct sales. These products are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. The retrofit market in the U.S. is driven in particular by state and municipal environmental regulations and incentive funding for voluntary early compliance. The Heavy Duty Diesel Systems division derives significant revenues from retrofit with a portfolio of solutions verified by the California Air Resources Board and the United States Environmental Protection Agency.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

        Catalyst division— The Catalyst division produces catalyst formulations to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications.  A family of unique high-performance catalysts has been developed — with base-metals or low platinum group metal and zero platinum group metal content — to provide increased catalytic function and value for technology-driven automotive industry customers. The Catalyst division’s technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and it has supplied over eleven million parts to light duty vehicle customers since 1996. The Catalyst division also provides catalyst formulations for the Company’s Heavy Duty Diesel Systems division. Intersegment revenues are based on market prices.

        Corporate— Corporate includes cost for personnel, insurance and public company expenses such as legal, audit and taxes that are not allocated down to the operating divisions.

        Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales
Heavy Duty Diesel Systems	$7,109	$11,002	$14,393	$23,603
Catalyst	6,296	6,431	12,752	12,535
Corporate	-	-	-	-
Eliminations (1)	(850)	(709)	(1,283)	(2,415)
Total	$12,555	$16,724	$25,862	$33,723
(Loss) income from operations
Heavy Duty Diesel Systems	$(81)	$91	$(418)	$(273)
Catalyst	132	(679)	253	(1,011)
Corporate	(1,259)	(1,354)	(3,076)	(3,042)
Eliminations (1)	39	63	78	22
Total	$(1,169)	$(1,879)	$(3,163)	$(4,304)

(1)     Elimination of Catalyst revenue and profit in ending inventory related to sales to Heavy Duty Diesel Systems.

        Net sales by geographic region based on the location of sales organization is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
United States	$6,458	$7,531	$13,426	$13,530
Canada	4,847	6,582	9,683	11,505
United Kingdom	197	1,098	498	5,419
Sweden	1,053	1,513	2,255	3,269
Total	$12,555	$16,724	$25,862	$33,723

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.    Subsequent Events

        On July 3, 2013, the Company closed a public offering in which it sold 1,730,000 shares of common stock and warrants to purchase up to 865,000 shares, including 130,000 shares and 65,000 warrants upon partial exercise of the Underwriter’s over-allotment option. The securities were sold in units consisting of one share of common stock and one half of a warrant to purchase one share of common stock for a price of $1.25 per unit. The warrants have an exercise price of $1.25 per share, and are exercisable immediately for a period of five years.  The Company received net proceeds of approximately $1.7 million after deducting discounts and commissions to the Underwriter and estimated offering expenses. The Company intends to use the proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities.

        In addition, concurrent with the offering, on July 3, 2013, the Company converted $235,000 of premium and interest due June 30, 2013, pursuant to loans made to the Company by Kanis S.A., to 188,000 shares of common stock and warrants to purchase 94,000 shares of common stock. The warrants have an exercise price of $1.25 per share, and are exercisable immediately for a period of five years. The Company relied on the private placement exemption provided by Regulation S.

        In July 2013, the Company also sold 54,347 shares of its common stock to one of its directors in a private placement pursuant to an agreement dated June 28, 2013. The shares were sold at $1.84 per share, the closing bid price on the day preceding the date of the agreement. The Company relied on the private placement exemption provided by Regulation S.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, see “Cautionary Note Concerning Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, as a result of many important factors, including those set forth in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our other filings with the SEC.

        All percentage amounts and ratios included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations were calculated using the underlying data in thousands.

Overview

        We are a leading technology-focused, global manufacturer and distributor of light duty vehicle and heavy duty diesel emissions control systems and products to major automakers, integrators and retrofitters. We have over 30 years of experience in the heavy duty diesel systems market and proven technical and manufacturing competence in the light duty vehicle catalyst market meeting automakers’ stringent requirements. Our business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants.

         We organize our operations in two business divisions: the Heavy Duty Diesel Systems division and the Catalyst division.

        Heavy Duty Diesel Systems: Our Heavy Duty Diesel Systems division specializes in the design and manufacture of verified exhaust emissions control solutions. This division offers a full range of products for the verified retrofit and non-retrofit OEM and aftermarket markets through its distribution/dealer network and direct sales. Our Purifilter ® , Purifier™, Combifilter ® , Cattrap ®  and Actifilter™ products, along with our catalyst technologies, are used to reduce exhaust emissions created by on-road, off-road and stationary diesel, and alternative fuel engines including propane and natural gas. We also provide Platinum Plus ® fuel-borne catalyst technology, ARIS ® airless return flow system technology and exhaust gas recirculation with selective catalyst reduction technologies. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 56% and 70% of the total consolidated revenues for the six months ended June 30, 2013 and 2012, respectively.

Catalyst:  Our Catalyst division produces catalyst formulations to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of platinum, a very expensive metal, to operate efficiently. Using our proprietary mixed-phase catalyst, or MPC ®, technology, we have developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no platinum content. Our technical and manufacturing capabilities are designed to meet auto makers’ most stringent requirements. Since 1996, we have supplied over eleven million parts to light duty vehicle customers. Our Catalyst division also provides catalyst formulations for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 44% and 30% of the total consolidated revenues for the six months ended June 30, 2013 and 2012, respectively.

We are headquartered, in Ventura, California and have operations in the United States, Canada, France, Japan and Sweden. We also have a European joint venture and an Asian investment. Our proprietary catalyst products are manufactured at our facility in Oxnard, California and our heavy duty diesel systems and products are manufactured at our facilities in Reno, Nevada; Thornhill, Canada; and Malmö, Sweden.

Recent Developments

Strategic Plan

Our board of directors and management team conducted a strategic review of our business and determined to pursue aggressive development of our unique materials science platform, which we view as the most likely path to enhance growth and improve shareholder value over the long-term. The new strategy is intended to build on recent initiatives and announcements, including an increased focus on patenting our proprietary low- and zero-platinum group metal (“PGM”) catalyst technologies, the implementation of a joint venture with the Pirelli Group to market our combined catalogue of emission-related products in Europe, and the recent appointment to our board of directors of a noted technologist with significant product commercialization experience. We intend to pursue additional licensing and partnership arrangements to accelerate the commercialization of our patented and proprietary materials technology and reduce our need for additional, significant capital expenditures to expand our manufacturing platform. Based on our strategic review, we have defined our near-term strategic priorities as follows:

•	Explore strategic options to maximize the value of our existing manufacturing assets and business;
•	Focus our research and development efforts on technology development, patent protection and commercialization of advanced platinum group metal and zero-platinum group metal technologies;
•	Aggressively build our patent portfolio to maintain and protect our technology leadership position;
•	Develop and qualify emission catalysts for OEMs and partners;
•	Seek customers or partners for core emission control technology via licensing, joint venture or manufacturing agreements; and
•	Pursue new end markets, including fuel cells, petro-chemicals and thermo-electrics.

Equity Financings

        On July 3, 2013, we completed a public offering in which we sold 1,730,000 shares of common stock and warrants to purchase up to 865,000 shares of common stock, including 130,000 shares and 65,000 warrants upon partial exercise of the underwriter’s over-allotment option, of which 80,000 shares and 25,000 warrants were sold to our new director, Dr. Lon Bell, at the public offering price. The securities were sold in units consisting of one share of common stock and one half of a warrant to purchase one share of common stock. The warrants have an exercise price of $1.25 per share, and are exercisable immediately for a period of five years.  We received net proceeds of approximately $1.7 million after deducting discounts and commissions to the underwriter and estimated offering expenses. We intend to use the proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities.

        In addition, concurrent with the offering, on July 3, 2013, we converted $235,000 of premium and interest due June 30, 2013, pursuant to loans made to us by Kanis S.A., to 188,000 shares of common stock and warrants to purchase 94,000 shares of common stock. The warrants have an exercise price of $1.25 per share, and are exercisable immediately for a period of five years. In July 2013, we also sold 54,347 shares of  common stock to one of our directors in a private placement pursuant to an agreement dated June 28, 2013. The shares were sold at $1.84 per share, the closing bid price on the day preceding the date of the agreement. We relied on the exemption provided by Regulation S for these private placements.

        For more information on these transactions, see Notes 8, 9 and 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

        In connection with the offering, we considered a variety of alternatives, including the sale of stock under our purchase agreement with LPC, the incurrence of additional debt, and the sale of assets and determined that those alternatives were either unavailable or less attractive at the time. We will require additional capital to execute our strategic plan and continually evaluates alternatives for doing so.

Joint Venture Agreement with Pirelli & C. Ambiente SpA

On February 19, 2013, we entered into the Joint Venture Agreement with Pirelli to form the Joint Venture entity, Eco emission Enterprise Srl, under the laws of Italy through which we and Pirelli will jointly sell our emission control products in Europe and the CIS countries. The Joint Venture Agreement provides that we and Pirelli will each hold 50% of the total issued share capital of the Joint Venture. In conjunction with the formation and operation of the Joint Venture, in February 2013, we and Pirelli have each made an initial contribution of €50,000 (approximately $66,000) to the Joint Venture. In addition, in accordance with the Joint Venture Agreement, we and Pirelli each provided shareholder loans of €200,000 (approximately $261,000) in April 2013. On July 25, 2013, we and Pirelli agreed to convert €175,000 each of our shareholder loans to the Joint Venture into equity contributions as required by local statutory regulations. Future contributions from us and Pirelli will be provided to the Joint Venture in the form of cash or shareholders loans, from time to time as necessary. The Joint Venture commenced operations in April 2013.

Amendment to 6% Shareholder Note Due 2013

On January 30, 2013, we and Kanis S.A. entered into an amendment to amend certain terms of our outstanding 6% note due 2013. As amended, the maturity date was changed from June 30, 2013 to June 30, 2015. In addition, the payment premium due under this note was changed from a range of $100,000 to $200,000, based proportionally on the number of days that the loan remains outstanding, to a fixed amount of $250,000, with $100,000 payable on June 30, 2013 and the remaining $150,000 payable at maturity on June 30, 2015. Finally, the interest rate was changed from 6% to 8% as of June 30, 2013.For more information relating to the terms of this note see “— Description of Indebtedness” below and Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In June 2013, the FASB ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. We will adopt this amendment in the first quarter of 2014 and do not expect adoption of this standard to have a material impact on our consolidated financial statements or financial statement disclosures.

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

        Emission reduction programs are often one-off, or have staggered compliance dates, which mean they do not generally result in a regular source of recurring revenues for our company. For example, London, U.K. had mandated that certain heavy duty diesel vehicles entering the London Low Emissions Zone (or “LEZ”) were required to meet certain emission standards by January 2012. We believe that approximately 20,000 such vehicles were required to have a retrofit emission control device installed on the vehicle by year-end 2011. In December 2011, the regulator extended the deadline for compliance into the first quarter of 2012. We believe that the bulk of the vehicles were retrofitted in the fourth quarter of 2011, with sales of our products of approximately $6 million in the fourth quarter and $8 million in the full year 2011. However, due to the extension, we recorded additional sales of $4.3 million and $1.0 million in the first and second quarters of 2012, respectively. This program is now complete and as such, we do not expect system sales in London in 2013. In addition, the California Air Resources Board (“CARB”) has mandated that all Class 7 and Class 8 heavy diesel trucks meet certain emission targets by 2016, with interim targets established for 2011, 2012 and 2013, such that 90% of current operating diesel trucks will be required to meet these targets by 2014. We estimate that this rule will require well over 100,000 heavy duty diesel trucks to be replaced or retrofitted. According to industry estimates, approximately 66,000 vehicles have elected or will elect to retrofit between 2011 and 2015. We believe that the rate of adoption of electing to retrofit by truck owners as well as the overall level of retrofit activity and our ability to gain sales are dependent upon several factors, including the level of enforcement of the mandate by CARB, the level of new truck acquisitions by truck owners and also our success in attaining the required verifications and approvals for products currently under review by CARB. In 2012, we experienced a slower than anticipated ramp up in adoption by truck owners, a delay in enforcement by CARB and a delay in verification for a product which was under review by CARB. This resulted in weaker than expected sales in 2012. CARB began to actively enforce the regulation in the latter part of 2012. In January 2013, we received the product verification from CARB. In addition, a key competitor exited the market. We continue to pursue this retrofit opportunity and expect sales in California in 2013 to be higher than in 2012. However, the rate of adoption, industry projections pertaining to the overall market opportunity remain uncertain and could result in fluctuations in revenue and working capital requirements from quarter-to-quarter next year.

Factors Affecting our Catalyst Division

 Because the customers of our Catalyst division are primarily OEM auto makers, our business is also affected by macroeconomic factors that impact the automotive industry generally, which can result in increased or decreased purchases of vehicles, and consequently demand for our products. Sales to our largest OEM auto customer were positively impacted during 2012 due to increased vehicle shipments, expansion of our catalysts onto new vehicle platforms, increased purchasing by the customer to build initial stock of parts for a new model and an increase in pass through sales of rare earth materials due to increased prices of these materials. In addition, our sales and gross margins are also impacted by the pass-through sales of rare earth materials and the extent to which the price increases are shared with our customer.  Through June 2012, the customer was reimbursing us for substantially the full amount actually spent by us on these materials. For the balance of the year, our customer reimbursed us partially, pending the agreement on a formula for this reimbursement which is based on formulae established by this customer with other vendors.  A formula has been agreed to between our customer and us for all shipments going forward from January 1, 2013.  Based on this agreed formula, reimbursement from our customer is expected to approach our costs as we deplete existing higher-priced inventory levels. The resolution of the rare earth reimbursement has enabled improved gross margins in this business in the first half of 2013 and we expect to see improved margins as 2013 progresses. However, this formula is based on published indices of rare earth prices and, as such, we could experience margin reductions if the formula does not accurately reflect our actual costs.

Our strategic focus on developing our zero PGM catalyst technology has resulted in what we believe to be a significant number of patent filings since the first quarter of 2013. We anticipate that we will continue to file several patents during the rest of 2013. This activity combined with other potential development and marketing activities in support of our technology strategy could result in higher operating expenses

Supply of Catalyst Division Products to Heavy Duty Diesel Systems Division

Our strategy is to progressively utilize the products of our Catalyst division in the products of our Heavy Duty Diesel Systems division. We anticipate that our intercompany sales of catalysts will increase compared to historical levels, as our planned new products are approved by regulatory agencies and begin to generate sales. While this will not impact our reported sales, we believe that the manufacturing gross margin associated with these sales will improve our total gross margin.

Impact of the Pirelli Joint Venture

        In February 2013, we announced the formation of a Joint Venture with Pirelli (See “—Recent Developments—Joint Venture Agreement with Pirelli & C. Ambiente SpA”above). The purpose of the Joint Venture is to market and sell products manufactured by both CDTi and Pirelli in Europe and the CIS countries.  As such, both partners sell products to the Joint Venture which earns a commission to market and sell these products. All existing CDTi business in Sweden and the UK will be conducted through the joint venture. As a result, we will experience a decline in revenues and, hence, gross margins realized on our sales to the Joint Venture. Offsetting this decline in gross margins will be a reduction in infrastructure costs in Europe, as we will reduce sales, marketing and administrative activities in Europe as the majority of these activities will now be handled by the Joint Venture. We began to see the price and margin impact in the second quarter of 2013. Our infrastructure reduction is expected to be largely completed by the end of 2013. Lastly, it is the expectation of both partners that the Joint Venture will result in additional business for both companies’ products over the next several years.

        In addition, our business, operations, results of operation and financial condition may be affected by other factors, including those discussed in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and our other filings with the SEC.

Results of Operations

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

Revenues

        The table below and the tables in the discussion that follow are based upon the way we analyze our business. See Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our divisions.

	Three Months Ended June 30,
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$ 7.1	56.6%	$ 11.0	65.8%	$ (3.9)	(35.4)%
Catalyst	6.3	50.1%	6.4	38.5%	(0.1)	(2.1)%
Intercompany revenue	(0.8)	(6.7)%	(0.7)	(4.3)%	(0.1)	19.9%
Total revenue	$ 12.6	100.0%	$ 16.7	100.0%	$ (4.1)	(24.9)%

        Total revenue for the three months ended June 30, 2013 decreased by $4.1 million, or 24.9%, to $12.6 million from $16.7 million for the three months ended June 30, 2012.

        Revenues for our Heavy Duty Diesel Systems division for the three months ended June 30, 2013 decreased $3.9 million, or 35.4%, to $7.1 million from $11.0 million for the three months ended June 30, 2012. The decrease was due to decreased retrofit sales of $3.4 million and decreased non-retrofit sales of $0.5 million. Retrofit sales decreased $2.5 million in North America and $0.9 million in the London LEZ program, which was completed in 2012. Sales in California increased $0.3 million to $2.8 million, however, sales in the other 49 states decreased $2.5 million. The decrease in North America, excluding California, was primarily due to sales under significant programs in 2012, including $1.0 million in sales in the New Jersey Department of Environmental Protection Mandatory Diesel Retrofit Program and $0.8 million in sales in the Texas school bus retrofit project. The decrease in non-retrofit sales was due to a decrease of $0.4 million in our mining and material handling business in Europe and a decrease of $0.5 million in our exhaust parts and accessories business partially offset by an increase of $0.2 million in North America OEM sales and $0.2 million in increased sales of fuel-borne catalysts in Europe.

        Revenues for our Catalyst division for the three months ended June 30, 2013 decreased $0.1 million, or 2.1%, to $6.3 million from $6.4 million for the three months ended June 30, 2012. Excluding intercompany sales to our Heavy Duty Diesel Systems division, sales for this division decreased 4.8% to $5.5 million for the three months ended June 30, 2013 as compared to $5.7 million for the three months ended June 30, 2012. The three months ended June 30, 2013 includes $0.1 million in reimbursements for rare earth material costs compared to $1.0 million in the three months ended June 30, 2012. Excluding the impact of rare earth reimbursements, external revenues increased $0.7 million due to a $0.5 million increase in sales to our Japanese OEM customer and a $0.2 million increase in sales to other OEM customers. One of our OEM customers reimburses us for rare earth material costs. Through most of June 2012, that customer was reimbursing us the full amount actually spent by us on these materials. Since then, the reimbursement is based on a formula that is based on current rare earth material prices and is adjusted quarterly. Rare earth prices have decreased resulting in decreased reimbursements reflected in revenue.

        We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Cost of revenues

        Cost of revenues decreased $3.2 million, or 25.8% to $9.3 million for the three months ended June 30, 2013, compared to $12.5 million for the three months ended June 30, 2012. The decrease in cost of revenues was primarily due to lower product sales volume in the Heavy Duty Diesel Systems division and to a decrease in rare earth material costs in the Catalyst division, as discussed above.

Gross profit

        The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Three Months Ended June 30,
	2013	% of Revenue (1)	2012	% of Revenue (1)	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$ 2.2	29.8%	$ 3.4	30.9%	$ (1.2)	(37.7)%
Catalyst	1.1	17.4%	0.7	11.1%	0.4	53.1%
Intercompany eliminations	-	-	0.1	-	(0.1)	(38.1)%
Total gross profit	$ 3.3	25.9%	$ 4.2	25.0%	$ (0.9)	(22.2)%

(1)     Division calculation based on division revenue. Total based on total revenue.

        Gross profit for the three months ended June 30, 2013 decreased by $0.9 million, or 22.2%, to $3.3 million from $4.2 million for the three months ended June 30, 2012. Gross margin was 25.9% during the three months ended June 30, 2013 compared to 25.0% during the three months ended June 30, 2012.

        The decrease in gross margin for our Heavy Duty Diesel Systems division from 30.9% for the three months ended June 30, 2012 to 29.8% for the three months ended June 30, 2013 was due to the lower sales volume, as discussed above, and to reduced margins in Europe due to commissions on sales made through our European joint venture partially offset by the impact of favorable product mix with higher margin products sold in California and North America compared to the product mix sold in London in 2012 and to the favorable impact of a higher content of low PGM catalysts manufactured by our Catalyst division.

        The increase in gross margin for our Catalyst division from 11.1% for the three months ended June 30, 2012 to 17.4% for the three months ended June 30, 2013 is primarily due to the reduction in the rare earth reimbursements, as discussed above which are sold with no margin, higher margins on the production for new model year 2013 vehicles, which began production in the third quarter of 2012, as well as continued improvement in manufacturing efficiencies.

Operating expenses

        The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$ 3.5	27.3%	$ 3.8	22.4%	$ (0.3)	(8.9)%
Research and development	0.9	7.5%	2.0	11.7%	(1.1)	(51.5)%
Severance and other charges	0.1	0.4%	0.3	2.1%	(0.2)	(85.4)%
Total operating expenses	$ 4.5	35.2%	$ 6.1	36.2%	$ (1.6)	(27.0)%

        For the three months ended June 30, 2013, operating expenses decreased by $1.6 million to $4.5 million from $6.1 million for the three months ended June 30, 2012.

Selling, general and administrative expenses

        For the three months ended June 30, 2013, selling, general and administrative expenses decreased by $0.3 million, or 8.9%, to $3.5 million from $3.8 million for the three months ended June 30, 2012. This decrease is a primarily a result of cost savings due to headcount reductions made during 2012 including the downsizing of operations in the United Kingdom. Selling, general and administrative expenses as a percentage of revenues increased to 27.3% in the three months ended June 30, 2013 compared to 22.4% in the three months ended June 30, 2012.

Research and development expenses

        Research and development expenses for the three months ended June 30, 2013 decreased by $1.1 million, or 51.5%, to $0.9 million from $2.0 million for the three months ended June 30, 2012. This decrease is a result of cost savings due to headcount reductions made in 2012 and a decrease in product verification testing and pre-production scale up activities in the three months ended June 30, 2013 as compared to the comparable period in 2012 partially offset by increased spending on patent filings.  As a percentage of revenues, research and development expenses were 7.5% in the three months ended June 30, 2013, compared to 11.7% in the three months ended June 30, 2012.

Other expense

        The following table shows the components of other expense and other (expense) income as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,
	2013	% of Total Revenue	2012	% of Total Revenue
	(Dollars in millions)
Interest expense	$ (0.3)	(2.7)%	$ (0.3)	(2.1)%
Loss from unconsolidated affiliate	(0.2)	(1.8)%	-	-
Foreign currency exchange (loss) gain	0.1	0.8%	0.1	0.8%
All other, net	(0.1)	(0.1)%	-	-
Total other expense	$ (0.5)	(3.8)%	$ (0.2)	(1.3)%

        We incurred interest expense of $0.3 million in each of the three months ended June 30, 2013 and 2012. The three months ended June 30, 2013 includes $0.2 million representing 50% of the net loss of our European joint venture which commenced operations in April 2013. The three months ended June 30, 2013 and 2012 included a $0.1 million exchange gain related primarily to changes in value of the Canadian dollar in relation to the U.S. dollar.

Net loss

        For the foregoing reasons, we had a net loss and net loss from continuing operations of $1.4 million for the three months ended June 30, 2013 compared to a net loss of $2.3 million for the three months ended June 30, 2012. Excluding amounts related to discontinued operations, we had a net loss from continuing operations of $1.4 million for the three months ended June 30, 2013 compared to a net loss from continuing operations of $2.2 million for the three months ended June 30, 2012. We continue to have legal and other expenses as well as gains on litigation settlements related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the year.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

Revenues

	Six Months Ended June 30,
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$ 14.4	55.7%	$ 23.6	70.0%	$ (9.2)	(39.0)%
Catalyst	12.8	49.3%	12.5	37.2%	0.3	1.7%
Intercompany revenue	(1.3)	(5.0)%	(2.4)	(7.2)%	1.1	(46.9)%
Total revenue	$ 25.9	100.0%	$ 33.7	100.0%	$ (7.8)	(23.3)%

        Total revenue for the six months ended June 30, 2013 decreased by $7.8 million, or 23.3%, to $25.9 million from $33.7 million for the six months ended June 30, 2012.

        Revenues for our Heavy Duty Diesel Systems division for the six months ended June 30, 2013 decreased $9.2 million, or 39.0%, to $14.4 million from $23.6 million for the six months ended June 30, 2012. The decrease was due to decreased retrofit sales of $8.3 million and decreased non-retrofit sales of $0.9 million. Retrofit sales decreased $5.2 million in the London LEZ and $3.1 million in North America. Sales in California increased $0.8 million to $5.4 million, however, sales in the other 49 states decreased $3.9 million. The decrease in North America, excluding California, was due to sales under significant programs in 2012, including $1.0 million in sales in the New Jersey Department of Environmental Protection Mandatory Diesel Retrofit Program and $0.8 million in sales in the Texas school bus retrofit project. The decrease in non-retrofit sales was due to a decrease of $0.9 million in our mining and material handling business in Europe and a decrease of $1.1 million in our exhaust parts and accessories business partially offset by an increase of $0.5 million in North America OEM sales and $0.5 million in increased sales of fuel-borne catalysts in Europe.

        Revenues for our Catalyst division for the six months ended June 30, 2013 increased $0.3 million, or 1.7%, to $12.8 million from $12.5 million for the six months ended June 30, 2012. Excluding intercompany revenue, sales for this division increased 13.3% to $11.5 million for the six months ended June 30, 2013 as compared to $10.1 million for the six months ended June 30, 2012. The six months ended June 30, 2013 includes $0.5 million in reimbursements for rare earth material costs compared to $1.9 million in the six months ended June 30, 2012. Excluding the impact of rare earth reimbursements, external revenues increased $2.8 million due to a $2.2 million increase in sales to our Japanese OEM customer and a $0.6 million increase in sales to other OEM customers.

        We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Cost of revenues

        Cost of revenues decreased $6.1 million, or 23.9% to $19.5 million for the six months ended June 30, 2013, compared to $25.6 million for the six months ended June 30, 2012. The decrease in cost of revenues was primarily due to lower product sales volume in the Heavy Duty Diesel Systems division and to a decrease in rare earth material costs in the Catalyst division, as discussed above. Additionally, we incurred $0.6 million in expense for the write-down of excess inventory during the six months ended June 30, 2012 primarily related to the London LEZ program, which was completed in 2012.

Gross profit

        The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Six Months Ended June 30,
	2013	% of Revenue (1)	2012	% of Revenue (1)	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$ 4.0	27.5%	$ 6.2	26.1%	$ (2.2)	(36.0)%
Catalyst	2.3	18.3%	1.9	15.3%	0.4	21.4%
Intercompany eliminations	0.1	-	-	-	0.1	0.0%
Total gross profit	$ 6.4	24.6%	$ 8.1	24.1%	$ (1.7)	(21.6)%

(1)     Division calculation based on division revenue. Total based on total revenue.

        Gross profit for the six months ended June 30, 2013 decreased by $1.7 million, or 21.6%, to $6.4 million from $8.1 million for the six months ended June 30, 2012. Gross margin was 24.6% during the six months ended June 30, 2013 compared to 24.1% during the six months ended June 30, 2012.

        The increase in gross margin for our Heavy Duty Diesel Systems division from 26.1% for the six months ended June 30, 2012 to 27.5% for the six months ended June 30, 2013 is a result of favorable product mix, with higher margin products sold in California and North America in the six months ended June 30, 2013 compared to the lower margin product mix sold in London in the comparable period of 2012; the favorable impact of a higher content of low PGM catalysts manufactured by our Catalyst division in the six months ended June 30,2 013; and a $0.4 million reduction in inventory obsolescence charges which were higher during the six months ended June 30, 2012 primarily due to the London LEZ program, partially offset by the impact of lower sales volume, as discussed above, and reduced margins in Europe during the six months ended June 30, 2013 due to commissions on sales made through our European joint venture.

        The increase in gross margin for our Catalyst division from 15.3% for the six months ended June 30, 2012 to 18.3% for the six months ended June 30, 2013 is due to the reduction in rare earth reimbursements as discussed above which are sold with no margin, higher margins on the production for new model year 2013 vehicles, which began production in the third quarter of 2012, and continued improvement in manufacturing efficiencies, partially offset by the impact of an unfavorable product mix due to lower intercompany diesel sales with higher margins in the six months ended June 30, 2013 as compared to the comparable period in 2012.

Operating expenses

        The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Six Months Ended June 30,
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$ 7.3	28.0%	$ 8.2	24.3%	$ (0.9)	(11.6)%
Research and development	2.2	8.6%	3.9	11.5%	(1.7)	(42.8)%
Severance expense	0.1	0.2%	0.3	1.0%	(0.2)	(82.2)%
Total operating expenses	$ 9.6	36.8%	$ 12.4	36.8%	$ (2.8)	(23.3)%

        For the six months ended June 30, 2013, operating expenses decreased by $2.8 million to $9.6 million from $12.4 million for the six months ended June 30, 2012.

Selling, general and administrative expenses

        For the six months ended June 30, 2013, selling, general and administrative expenses decreased by $0.9 million, or 11.6%, to $7.3 million from $8.2 million for the six months ended June 30, 2012. This decrease is a result of cost savings due to headcount reductions made during 2012, a decrease in recruiting fees related to the hiring of two executives in the six months ended June 30, 2012 and to lower outside accounting and audit fees, travel expenses and public relations and marketing costs. Selling, general and administrative expenses as a percentage of revenues increased to 28.0% in the six months ended June 30, 2013 compared to 24.3% in the six months ended June 30, 2012.

Research and development expenses

        Research and development expenses for the six months ended June 30, 2013 decreased by $1.7 million, or 42.8%, to $2.2 million from 3.9 million for the six months ended June 30, 2012. This decrease is a result of cost savings due to headcount reductions made in 2012 and a decrease in product verification testing and pre-production scale-up activities in the six months ended June 30, 2013 as compared to the comparable period in 2012.  As a percentage of revenues, research and development expenses were 8.6% in the six months ended June 30, 2013, compared to 11.5% in the six months ended June 30, 2012.

Other expense

        The following table shows the components of other expense and other (expense) income as a percentage of revenues for the periods indicated.

	Six Months Ended June 30,
	2013	% of Total Revenue	2012	% of Total Revenue
	(Dollars in millions)
Interest expense	$ (0.7)	(2.6)%	$ (0.7)	(2.0)%
Loss from unconsolidated affiliate	(0.2)	(0.9)%	-	-
Foreign currency exchange (loss) gain	0.4	1.5%	(0.1)	(0.2)%
All other, net	-	-	(0.1)	(0.3)%
Total other expense	$ (0.5)	(2.0)%	$ (0.9)	(2.5)%

        We incurred interest expense of $0.7 million in each of the six months ended June 30, 2013 and 2012. The six months ended June 30, 2013 includes $0.2 million representing 50% of the net loss of our European joint venture which commenced operations in April 2013. The six months ended June 30, 2013 included a $0.4 million exchange gain compared to a $0.1 million exchange loss in the six months ended June 30, 2012, both of which related primarily to changes in value of the Canadian dollar in relation to the U.S. dollar.

Net loss

        For the foregoing reasons, we had a net loss of $3.5 million for the six months ended June 30, 2013 compared to a net loss of $5.1 million for the six months ended June 30, 2012. Excluding amounts related to discontinued operations, we had a net loss from continuing operations of $3.5 million for the six months ended June 30, 2013 compared to a net loss from continuing operations of $5.0 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

        Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of June 30, 2013, we had an accumulated deficit of approximately $178.1 million compared to $174.6 million at December 31, 2012. We have also had negative cash flows from operations from inception through the six months ended June 30, 2013. We had $3.2 million in cash at June 30, 2013 compared to $6.9 million in cash at December 31, 2012, and total current liabilities of $16.8 million at June 30, 2013 compared to $15.7 million at December 31, 2012. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

         At June 30, 2013 and December 31, 2012, $1.9 million and $3.3 million, respectively, of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom. We do not intend to repatriate any amount of this cash to the United States as it will be used to fund our subsidiaries’ continued operations. If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

        We have a $7.5 million secured demand financing facility with FGI backed by our receivables and inventory that terminates on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For details regarding the FGI facility, see “—Description of Indebtedness” below and Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. At June 30, 2013, we had $4.7 million in borrowings outstanding with $2.8 million available under our FGI credit facility, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory. Additionally, FGI can cancel the facility at any time.

        To address the potential need for capital, in October 2011, we signed a purchase agreement, together with a registration rights agreement, with LPC, whereby LPC has agreed to purchase up to $10.0 million of our common stock over a 30-month period. We have registered 1,823,577 shares related to the transaction, 40,247 shares of which were issued to LPC as a commitment fee; 80,494 shares may be issued to LPC as an additional commitment fee on a pro rata basis as up to $10.0 million of our common stock is purchased by LPC; and 1,702,836 represent shares that we may sell to LPC under the Purchase Agreement. We have the right, in our sole discretion, over a 30-month period to sell shares of our common stock to LPC in amounts limited to from $0.5 million to $1.5 million per sale, depending on the price of our common stock as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million. We currently have registered 1,702,836 shares for purchase shares under the agreement. The aggregate number of shares issued pursuant to the purchase agreement is limited to 1,434,994 shares of common stock (19.99% of the outstanding shares of our common stock on October 7, 2011, the date of the purchase agreement) (the “Exchange Cap”), unless and until shareholder approval is obtained. The Exchange Cap is not applicable for at-market transactions, defined as when the average price for all shares purchased pursuant to the purchase agreement is greater than or equal the signing price per the agreement of $2.76 plus $0.254, or $3.014 per share. Assuming a purchase price of $1.55 per share (the closing sale price of our common stock on August 2, 2013) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to us would be $2.6 million. If the purchase was limited to the Exchange Cap of 1,434,994 shares, proceeds to us would be $2.2 million. Pursuant to the Underwriting Agreement we entered into with the Underwriter in connection with our July 2013 public offering, we agreed not to sell any shares of our common stock pursuant to the LPC Purchase Agreement for a period of 60 days from June 28, 2013 without the consent of the Underwriter. We expect to use the proceeds received under the Purchase Agreement for working capital and general corporate purposes. There have been no sales to date under this arrangement.

        In addition, on May 15, 2012, we filed a shelf registration statement on Form S-3 with the SEC (the "Shelf Registration"). The Shelf Registration was declared effective by the SEC on May 21, 2012. The Shelf Registration statement permits us to sell, from time to time, up to an aggregate of $50.0 million of various securities, including common stock, preferred stock, warrants to purchase common stock or preferred stock and units consisting of one or more shares of common stock, shares of preferred stock, warrants, or any combination of such securities. However, we may not sell our securities in a primary offering pursuant the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of our public float in any 12-month period (unless our public float rises to $75.0 million or more). The Registration Statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. On July 3, 2013, we completed a public offering under the Shelf Registration in which we sold 1,730,000 shares of common stock and warrants to purchase up to 865,000 shares of common stock, including 130,000 shares and 65,000 warrants upon partial exercise of the underwriter’s over-allotment option. The securities were sold in units consisting of one share of common stock and one half of a warrant to purchase one share of common stock. We received net proceeds of approximately $1.7 million after deducting discounts and commissions to the underwriter and estimated offering expenses.

        Pursuant to the Underwriting Agreement we entered into with the Underwriter in connection with the July 2013 public offering, we have agreed, subject to certain exceptions, not to (i) offer, pledge, issue, sell, contract to sell, purchase, contract to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock, (ii) enter into any swap or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of shares of common stock, or (iii) file any registration statement with the SEC relating to the offering of any shares of our common stock or any securities convertible into or exercisable or exchangeable for shares of our common stock, without the prior written consent of the Underwriter for a period of 60 days from June 28, 2013, subject to an 18 day extension under certain circumstances.

        On July 3, 2013, we also sold 54,347 shares of common stock to one of our directors in a private placement pursuant to an agreement dated June 28, 2013. The shares were sold at $1.84 per share, the closing bid price on the day preceding the date of the agreement. We relied on the private placement exemption provided by Regulation S.

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

        Concurrent with our public offering, on July 3, 2013, we converted $235,000 of principal and interest due June 30, 2013, pursuant to loans made to us by Kanis S.A., to 188,000 shares of common stock and warrants to purchase 94,000 shares of common stock.

        We continue to pursue revenue generating opportunities relating to special government mandated retrofit programs in California and potentially others in various jurisdictions domestically and internationally. Opportunities such as these require cash investment in operating expenses and working capital such as inventory and receivables prior to realizing profits and cash from sales. Additionally, as previously discussed, we intend to pursue aggressive development of our materials science platform which will require cash investment.

        We believe we have sufficient working capital to fund operations through the end of this year and into next year. However, there can be no assurances that we will be able to achieve our projected level of revenues in 2013 and beyond.If cash from operations is not sufficient for our working capital needs, we may seek additional financing in the form of funding from outside sources. In this regard, we may attempt to, among other things, (i) utilize potential availability under our line of credit with FGI; (ii) sell shares of common stock under our purchase agreement with LPC; or (iii) pursue an offering of equity or debt securities. However, there is no assurance that we will be able to raise additional funds at a level sufficient for our working capital needs.

        The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in millions)
Cash (used in) provided by:
Operating activities	$ (2.3)	$ (0.8)	$ (1.5)	187.5%
Investing activities	$ (0.4)	$ (0.1)	$ (0.3)	300.0%
Financing activities	$ (0.8)	$ 0.8	$ (1.6)	(200.0)%

 Cash used in operating activities

        Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters.

        Cash used in operating activities in the six months ended June 30, 2013 was $2.3 million compared to cash used of $0.8 million in the six months ended June 30, 2012. The six months ended June 30, 2012 included the impact of the collection on higher fourth quarter 2011 sales in the Heavy Duty Diesel Systems business, including sales related to the London LEZ project which was partially offset by a decrease in net loss from continuing operations in our Catalyst division which had a loss from continuing operations of $1.0 million in the six months ended June 30, 2012 compared to $0.3 million in income from continuing operations in the same period of 2013.

Cash used in investing activities

        Our cash flows from investing activities primarily relate to asset sales and acquisitions, our joint venture with Pirelli, our Asian investment as well as capital expenditures and other assets to support our growth plans.

        Net cash used in investing activities in the six months ended June 30, 2013 was $0.4 million compared to cash used of $0.1 million in the six months ended June 30, 2012. Cash used in investing activities in the six months ended June 30, 2013 includes $0.3 million related to our initial investment and loan to our joint venture with Pirelli. Capital expenditures were $0.1 million in each of the six months ended June 30, 2013 and 2012. Cash used in the six months ended June 30, 2012 was for purchases of property and equipment.

Cash (used in) provided by financing activities

Since inception, we have financed our net operating cash usage through a combination of financing activities such as issuance of equity or debt and investing activities such as sale of intellectual property or other assets. Changes in our cash flows from financing activities primarily relate to borrowings and payments under debt obligations.

Net cash used by financing activities in the six months ended June 30, 2013 was $0.8 million compared to cash provided of $0.8 million in the six months ended June 30, 2012. Cash from financing activities in the six months ended June 30, 2013 and 2012 relate to net changes in borrowings under our credit facility.

Description of Indebtedness

        Our outstanding borrowings at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(Dollars in millions)
Line of credit with FGI	$ 4.7	$ 5.5
8% shareholder note due 2015	1.7	1.6
8% subordinated convertible shareholder notes due 2016	3.0	3.0
8% shareholder note due 2015	2.9	3.0
Total borrowings	$ 12.3	$13.1

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

        Under the FGI facility, as amended, FGI can elect to purchase eligible accounts receivables from us and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. At June 30, 2013, the inventory sublimit was the lesser of $2.0 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility.

        The interest rate on advances or borrowings under the FGI Facility, as amended, is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI Facility. Any advances or borrowings under the FGI Facility are due on demand. We also agreed to pay FGI collateral management fees of 0.30% per month on the face amount of eligible receivables as to which advances have been made and 0.38% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, we have agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

        We account for the sale of accounts receivable under the FGI facility as a secured borrowing with a pledge of the subject receivables as collateral. At June 30, 2013, we had $4.0 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $2.9 million. At June 30, 2013, we also had $1.8 million in borrowings outstanding against eligible inventory. We were in compliance with the terms of the FGI Facility at June 30, 2013. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

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

8% Shareholder Note Due 2015

        On December 30, 2010, we executed a Loan Commitment Letter with Kanis S.A., a shareholder of our company, pursuant to which Kanis S.A. loaned us $1.5 million. The unsecured loan bears interest on the unpaid principal at a rate of 6% per annum, with interest only payable quarterly on each March 31, June 30, September 30 and December 31, commencing March 31, 2011, and matures on June 30, 2013. In addition to principal and accrued interest, we are obligated to pay Kanis S.A. at maturity a “Payment Premium” ranging from $100,000 to $200,000 based proportionally on the number of days that the loan remains outstanding. There is no prepayment penalty. The original maturity date of the loan was June 30, 2013 but was extended to June 30, 2015 by agreement of the parties on January 30, 2013. On January 30, 2013, we and Kanis S.A. also agreed to amend the terms of the loan to increase the interest rate from 6% to 8% beginning on June 30, 2013 and to change the payment premium due under this note to a fixed amount of $250,000 with $100,000 payable on June 30, 2013 and the remaining amount payable at maturity on June 30, 2015. On July 3, 2013, concurrent with the closing of our public offering, we issued 188,000 shares of common stock and warrants to acquire 94,000 shares of common stock at $1.25 per share to Kanis S.A. in satisfaction of the payment premium and accrued interest due June 30, 2013 totaling $235,000.

        In connection with the December 31, 200 Loan Commitment Letter, we issued Kanis S.A. warrants to acquire 25,000 shares of our common stock at $10.40 per share. These warrants are exercisable on or after June 30, 2013 and expire on the earlier of (x) June 30, 2016 and (y) the date that is 30 days after we give notice to the warrant holder that the market value of one share of our common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days, which 10 consecutive days commence on or after June 30, 2013. We have recorded the relative estimated fair value of these warrants as a discount from the loan amount and are amortizing the discount using the effective interest method over the term of the loan.

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

Capital Expenditures

As of June 30, 2013 and December 31, 2012, we had no commitments for capital expenditures. No material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of June 30, 2013, other than office leases, employment agreements with key executive officers, our obligation to fund our portion (5%) of the losses of our investment in TC Catalyst Incorporated (see Note 16 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012) and our obligation to fund 50% of any future authorized funding requirements of the our European joint venture, we had no material commitments other than the liabilities reflected in our condensed consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

        There have been no material developments in our legal proceedings since the legal proceedings reported in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012 aside from the Settlement Agreement and Mutual Releases entered into by and among the Company, BP and JM on June 11, 2013.  See Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

4.2	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K filed on July 3, 2013).

10.1

Underwriting Agreement, dated June 28, 2013, between Roth Capital Partners, LLC and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 1.1 to CDTi’s Current Report on Form 8-K filed on June 28, 2013) as amended by amendment No. 1 to Underwriting Agreement, effective as of June 28, 2013, between Roth Capital Partners, LLC and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 1.1 to CDTi’s Current Report on Form 8-K filed on July 3, 2013).

10.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 99.1 to CDTi’s Current Report on Form 8-K filed on July 3, 2013).

10.3	Letter Agreement, dated June 28, 2013, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K filed on June 28, 2013).

10.4	Warrant issued to Kanis S.A., dated July 3, 2013 (incorporated by reference to Exhibit 99.2 to CDTi’s Current Report on Form 8-K filed on July 3, 2013).

10.5	Letter Agreement, dated June 28, 2013, between Derek Gray and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K filed on June 28, 2013).

10.6#	Joint Venture Agreement, dated February 19, 2013, between Pirelli & C. Ambiente SpA and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Amendment No. 2 to Current Report on Form 8-K/A filed on May 16, 2013).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

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

#

Confidential treatment has been granted with respect to designated portions of this document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC. (Registrant)
Date: August 8, 2013	By:	/s/ R. Craig Breese
R. Craig Breese
Director and Chief Executive Officer

Date: August 8, 2012	By:	/s/ Nikhil A. Mehta
Nikhil A. Mehta
Chief Financial Officer and Treasurer