Form 10-Q
period 2013-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2013-11-12
CIK 949428

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes   ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☑ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “ large accelerated filer, ” “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer    ☐           Accelerated filer     ☐            Non-accelerated filer    ☐           Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐ No    ☑

As of November 7, 2013, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 9,290,186.

CLEAN DIESEL TECHNOLOGIES, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report on Form 10-Q, the terms “CDTi” or the “Company” or “we,” “our” and “us” refer to Clean Diesel Technologies, Inc. and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks and uncertainties, as well as assumptions, which could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements generally are identified by the words “may,” “will,” “project,” “might,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “should,” “could,” “would,” “strategy,” “plan,” “continue,” “pursue,” or the negative of these words or other words or expressions of similar meaning. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. These forward-looking statements are based on information available to us, are current only as of the date on which the statements are made, and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements including, but not limited to, the risks and uncertainties discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 , filed with the Securities and Exchange Commissi on (the “SEC”) on March 27, 2013, and other risks and uncertainties, such as those discussed in our other filings with the SEC, including the following:

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

•

Historically, we have been dependent on a few major customers, particularly Honda, for a significant portion of our revenue and our revenue would decline if we are unable to maintain those relationships, if customers reduce their orders for our products, or if we are unable to secure new customers;

•

Our business and financial results would be materially affected in the event our products fail to meet new and evolving standards when required by government agencies or demanded by manufacturers;

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

ii

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

iii

   PART I─FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$4,558	$6,878
Accounts receivable, net	7,381	5,470
Inventories	6,501	8,697
Prepaid expenses and other current assets	1,571	1,757
Total current assets	20,011	22,802
Property and equipment, net	1,630	2,000
Intangible assets, net	3,760	4,369
Goodwill	5,988	6,087
Other assets	299	183
Total assets	$31,688	$35,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,448	$5,476
Shareholder notes payable	3,000	100
Accounts payable	5,251	5,608
Accrued expenses and other current liabilities	4,914	4,514
Income taxes payable	539	22
Total current liabilities	18,152	15,720
Shareholder notes payable, noncurrent	4,533	7,478
Deferred tax liability	870	797
Total liabilities	23,555	23,995
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share: authorized 24,000,000; issued and outstanding 9,290,186 and 7,254,464 shares at September 30, 2013 and December 31, 2012, respectively	93	73
Additional paid-in capital	187,853	186,106
Accumulated other comprehensive loss	(591)	(112)
Accumulated deficit	(179,222)	(174,621)
Total stockholders’ equity	8,133	11,446
Total liabilities and stockholders’ equity	$31,688	$35,441

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$14,205	$14,400	$40,067	$48,123
Cost of revenues	9,925	10,526	29,424	36,135
Gross profit	4,280	3,874	10,643	11,988
Operating expenses:
Selling, general and administrative (including stock-based compensation expense of $168, $113, $530 and $308)	2,954	3,380	10,206	11,582
Research and development (including stock-based compensation expense of $1, $21, $5 and $56)	1,199	1,646	3,411	5,513
Severance and other charges	─	4	62	353
Total operating expenses	4,153	5,030	13,679	17,448
Income (loss) from operations	127	(1,156)	(3,036)	(5,460)
Other expense:
Interest expense	(382)	(442)	(1,054)	(1,109)
Other expense, net	(703)	(496)	(542)	(683)
Total other expense	(1,085)	(938)	(1,596)	(1,792)
Loss from continuing operations before income taxes	(958)	(2,094)	(4,632)	(7,252)
Income tax (benefit) expense from continuing operations	121	(123)	(45)	(328)
Net loss from continuing operations	(1,079)	(1,971)	(4,587)	(6,924)
Net (loss) income from operations of discontinued Energy Systems division	(11)	201	(14)	69
Net loss	$(1,090)	$(1,770)	$(4,601)	$(6,855)

Basic and diluted net loss per share:
Net loss from continuing operations per share	$(0.12)	$(0.27)	$(0.58)	$(0.96)
Net loss from discontinued operations per share	─	0.03	─	0.01
Net loss per share	$(0.12)	$(0.24)	$(0.58)	$(0.95)
Weighted-average number of common shares outstanding - basic and diluted	9,247	7,229	7,945	7,223

Comprehensive Loss:
Net loss	$(1,090)	$(1,770)	$(4,601)	$(6,855)
Foreign currency translation adjustments	612	834	(479)	757
Comprehensive loss	$(478)	$(936)	$(5,080)	$(6,098)

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,601)	$(6,855)
Loss (income) from discontinued operations	14	(69)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	975	1,069
Write-down of excess and obsolete inventory	499	969
Stock-based compensation expense	535	364
Loss on change in fair value of liability-classified warrants	151	59
Loss (income) from unconsolidated affiliates	373	(18)
Loss on foreign currency transactions	73	32
Other	108	144
Changes in operating assets and liabilities:
Accounts receivable	(2,106)	4,900
Inventories	1,565	1,388
Prepaid expenses and other assets	17	373
Accounts payable	(265)	(762)
Accrued expenses and other current liabilities	(342)	(316)
Income taxes	603	(504)
Cash (used in) provided by operating activities of continuing operations	(2,401)	774
Cash (used in) provided by operating activities of discontinued operations	(14)	51
Net cash (used in) provided by operating activities	(2,415)	825
Cash flows from investing activities:
Loan to unconsolidated affiliate	(263)	─
Purchases of property and equipment	(142)	(134)
Proceeds from sale of property and equipment	─	13
Investment in unconsolidated affiliate	(66)	─
Net cash used in investing activities	(471)	(121)
Cash flows from financing activities:
Net borrowings under demand line of credit	(1,027)	563
Net proceeds from issuance of common stock and warrants	1,839	─
Proceeds from issuance of shareholder notes payable	─	3,000
Repayment of capital lease obligations	─	(9)
Payments for shelf registration costs	─	(94)
Payments for debt issuance costs	─	(75)
Net cash provided by financing activities	812	3,385
Effect of exchange rates on cash	(246)	89
Net change in cash	(2,320)	4,178
Cash at beginning of period	6,878	3,471
Cash at end of period	$4,558	$7,649
Supplemental disclosures:
Cash paid for interest	$778	$833
Cash (received) paid for income taxes	$(411)	$364

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

b.    Liquidity

The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $179.2 million at September 30, 2013. The Company has funded its operations through equity sales, debt and bank borrowings.

The Company has a $7.5 million secured demand facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”). At September 30, 2013, the Company had $4.4 million in borrowings outstanding under this facility with $3.1 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. There is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory. Additionally, FGI can cancel the facility at any time.

The Company also has a purchase agreement with Lincoln Park Capital (“LPC”), under which the Company has the right, in its sole discretion, over a 30-month period ending in April 2014 to sell up to $10.0 million in common stock to LPC in amounts limited to $0.5 million to $1.5 million per sale, depending on the price of the Company’s common stock as set forth in the purchase agreement. The Company currently has registered 1,702,836 shares for purchase under the agreement. However, the aggregate number of shares issued pursuant to the purchase agreement is limited to 1,434,994 shares of common stock (19.99% of the outstanding shares of the Company’s common stock on October 7, 2011, the date of the purchase agreement) (the “Exchange Cap”), unless and until shareholder approval is obtained. The Exchange Cap is not applicable for at-market transactions, defined as when the average price for all shares purchased pursuant to the purchase agreement is greater than or equal to the signing price per the agreement of $2.76 plus $0.254, or $3.014 per share. Assuming a purchase price of $1.41 per share (the closing sale price of the Company’s common stock on September 30, 2013) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to the Company would be $2.4 million. If the purchase was limited to the Exchange Cap of 1,434,994 shares, the proceeds to the Company would be $2.0 million. There have been no sales to date under this arrangement.

On May 15, 2012, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (the “Shelf Registration”) which was declared effective by the SEC on May 21, 2012. The Shelf Registration permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, provided that the Company may not sell its securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of its public float in any 12-month period (unless the Company’s public float rises to $75.0 million or more). On July 3, 2013, the Company sold 1,730,000 units for $1.25 per unit, with each unit consisting of one share of common stock and one half of a warrant to purchase one share of common stock with an exercise price of $1.25 per share. The Company received net proceeds of $1.7 million after deducting discounts and commissions to the underwriter and estimated offering expenses. See Note 9.

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

At September 30, 2013, the Company had $4.6 million in cash. As discussed above, on July 3, 2013, the Company completed a public offering of common stock and warrants resulting in net proceeds of approximately $1.7 million after deducting discounts and commissions to the underwriter and related offering expenses.  In addition, pursuant to letter agreements entered into with Kanis S.A. and one of the Company’s directors on June 28, 2013, in July 2013, the Company issued shares and warrants to Kanis S.A. and shares to the director for an aggregate purchase price of $235,000 and $100,000, respectively.  The investment by Kanis S.A. reflects conversion into shares of common stock and warrants of premium and interest due on June 30, 2013, pursuant to loans made to the Company.  See Note 8.

Management believes that the Company has sufficient working capital to fund operations into next year. However, there can be no assurances that the Company will be able to achieve projected levels of revenue in 2013 and beyond. If cash from operations is not sufficient for the working capital needs of the Company, the Company may seek additional financing in the form of funding from outside sources. In this regard, the Company may attempt to, among other things, (i) utilize potential availability under its line of credit with FGI; (ii) sell shares of common stock under its purchase agreement with LPC; or (iii) pursue an offering of equity or debt securities. However, there is no assurance that the Company will be able to raise additional funds or reduce its discretionary spending at a level sufficient for its working capital needs.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

d.    Concentration of Risk

For the three and nine months ended September 30, 2013, one automotive original equipment manufacturer (“OEM”) customer within the Catalyst segment accounted for 43% and 42% of the Company’s revenues, respectively. This customer accounted for 33% and 29% of the Company’s revenues for the three and nine months ended September 30, 2012, respectively. No other customers accounted for 10% or more of the Company’s revenues during these periods.

For the periods presented below, certain customers accounted for 10% or more of the Company ’ s accounts receivable balance as follows:

Customer	September 30, 2013	December 31, 2012
A	34%	31%
B	11%	6%
C	─	12%

Customer A is an automotive OEM and customers B and C are diesel system distributors.

For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Vendor	2013	2012	2013	2012
A	18%	16%	17%	11%
B	16%	10%	13%	7%
C	15%	11%	14%	12%
D	11%	13%	12%	12%

Vendors A and B are substrate suppliers, vendor C is a catalyst supplier and vendor D is a rare earth supplier.

e.    Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares include employee stock options and restricted share units (“RSUs”) and warrants and debt that are exercisable for or convertible into the Company’s common stock.

Diluted net loss per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred net losses in the three and nine months ended September 30, 2013 and 2012, the effect of potentially dilutive securities has been excluded in the computation of net loss per share and net loss from continuing operations per share as their impact would be anti-dilutive.

Potential common stock equivalents excluded consist of the following (in thousands):

	September 30,
	2013	2012
Common stock options	718	756
RSUs	324	168
Warrants	1,781	968
Convertible notes	250	250
Total	3,073	2,142

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

f.    Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair values of the Company’s cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to the variable interest rates. The fair value of shareholder notes payable, calculated using level 3 inputs, including a Black-Scholes option-pricing model to value the debt’s conversion factor and a net present value model, was $7.5 million at September 30, 2013.

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

In June 2013, the FASB ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. The Company will adopt this amendment in the first quarter of 2014, and does not expect adoption of this standard to have a material impact on its consolidated financial statements or financial statement disclosures.

3.

Inventories

Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$ 3,330	$ 4,340
Work in progress	1,518	1,815
Finished goods	1,653	2,542
	$ 6,501	$ 8,697

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.

Goodwill and Intangible Assets

Goodwill

The Company’s Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, contains all of the Company’s allocated goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows (in thousands):

Balance at December 31, 2012	$ 6,087
Effect of translation adjustment	(99)
Balance at September 30, 2013	$ 5,988

Intangible Assets

Intangible assets consist of the following (in thousands):

	Useful Life in Years	September 30, 2013	December 31, 2012
Trade name	15 – 20	$ 1,379	$ 1,404
Patents and know-how	5 – 12	4,946	5,072
Customer relationships	4 – 8	1,250	1,269
		7,575	7,745
Less accumulated amortization		(3,815)	(3,376)
		$ 3,760	$ 4,369

The Company recorded amortization expense related to amortizable intangible assets of $0.2 million during each of the three months ended September 30, 2013 and 2012.  The Company recorded amortization expense related to amortizable intangible assets of $0.5 million during each of the nine months ended September 30, 2013 and 2012.

Estimated amortization expense for existing intangible assets for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2013	$ 174
2014	694
2015	690
2016	538
2017	527

5.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued salaries and benefits	$ 1,225	$ 1,347
Warrant liability	910	10
Liability for consigned precious metals	888	694
Accrued warranty	569	665
Accrued severance and other charges	106	490
Sales tax payable	210	216
Other	1,006	1,092
	$ 4,914	$ 4,514

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.     Severance and Other Charges

During 2012, the Company initiated actions to streamline both its facilities and its workforce. These actions were deemed necessary to meet the demands of the markets served by the Company and the economic environment and to improve profitability. In 2012, the Company terminated 41 employees throughout North America, Europe, the United Kingdom and Asia. The Company also incurred lease termination costs related to the exit of a lease in North America and asset impairment expense related to the exit of this facility as well as to the exit of a leased facility in the United Kingdom. In 2013, the Company terminated two employees in the United Kingdom related to these actions.

The following summarizes the activity in the Company’s accrual for severance and other charges (in thousands):

	Severance	Lease Exit Costs	Total
Accrual at December 31, 2012	$ 306	$ 184	$ 490
Additional Expense Incurred	62	-	62
Payments and other settlements in 2013	(339)	(103)	(442)
Translation adjustment	(4)	-	(4)
Accrual at September 30, 2013	$ 25	$ 81	$ 106

The Company expects to pay substantially all of the remaining amounts during the year ending December 31, 2013.

7.

Accrued Warranty

Changes in the Company’s product warranty reserve are as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$ 665	$ 645
Accrued warranty expense	529	588
Warranty claims paid	(600)	(658)
Translation adjustment	(25)	21
Balance at end of period	$ 569	$ 596

8.

Debt

Debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Line of credit with FGI	$ 4,448	$ 5,476
8% shareholder note due 2015	1,576	1,638
8% subordinated convertible shareholder notes due 2016	3,000	3,000
8% shareholder note due 2015	2,957	2,940
	11,981	13,054
Less current portion	(7,448)	(5,576)
	$ 4,533	$ 7,478

Line of Credit with FGI

On February 14, 2011, the Company and certain of its subsidiaries (the “Credit Subsidiaries”) entered into Sale and Security Agreements with FGI to provide for a $7.5 million secured demand facility backed by its receivables and inventory (as amended, the “FGI Facility”). The Company and the Credit Subsidiaries also entered into guarantees to guarantee the performance of their obligations under the Sale and Security Agreements. The Company also granted FGI a first lien collateral interest in substantially all of its assets. On August 15, 2012, the Company and FGI agreed to amend the FGI Facility.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As amended, the initial term was extended from February 14, 2013 to August 15, 2015 and may be extended at the Company’s option for additional one-year terms. However, FGI can cancel the facility at any time.

Under the FGI Facility, FGI can elect to purchase eligible accounts receivables from the Company and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). Purchased receivables are subject to full recourse to the Company in the event of nonpayment by the customer. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. At FGI’s election, FGI may advance the Company up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to the Company net of interest and fees on advances once the receivables are collected from customers. The Company may also borrow against eligible inventory up to the inventory sublimit, as determined by FGI, subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. At September 30, 2013, the inventory sublimit amount was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility.

The interest rate on advances or borrowings under the FGI Facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI Facility. Any advances or borrowings under the FGI Facility are due on demand. The Company also agreed to pay FGI collateral management fees of 0.30% per month on the face amount of eligible receivables as to which advances have been made and 0.38% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

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

The Company accounts for the sale of accounts receivable under the FGI Facility as a secured borrowing with a pledge of the subject receivables as collateral in accordance with ASC 860, “Transfers and Servicing.” At September 30, 2013, the Company had $3.9 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $2.9 million. At September 30, 2013, the Company also had $1.5 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at September 30, 2013. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

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

The Notes have a stated maturity of five years from the date of issuance. The original agreement allowed for the acceleration of the maturity of the Notes if: (i) the Company was in breach of the notes or other agreements with Kanis S.A., or (ii) Kanis S.A. provided written notice, not less than 30 days prior to such date, that it elected to accelerate the maturity to a date not earlier than November 11, 2012. On February 16, 2012, the Company and Kanis S.A. agreed to amend the terms of the Notes to modify the early redemption date from November 11, 2012 to May 12, 2013. On January 30, 2013, the Company and Kanis S.A. entered into a letter agreement regarding the Notes whereby Kanis S.A. agreed not to accelerate the maturity of these convertible notes during the 2013 calendar year. The Notes have been classified as current in the condensed consolidated balance sheet at September 30, 2013.

The Notes also provide that the Company has the option to redeem the Notes at any time at a price equal to 100% of the face amount plus accrued and unpaid interest through the date of redemption. There is no prepayment penalty. The Notes are unsecured obligations of the Company and subordinated to existing and future secured indebtedness of the Company.

The outstanding principal balance of the Notes plus accrued and unpaid interest were convertible into shares of the Company’s common stock at an initial conversion price equal to $7.044 per share, which was 120% of the closing bid price per share of the Company’s common stock on April 8, 2011, into no more than 369,853 shares. The Company evaluated the Notes and determined that there were no embedded derivatives contained in the Notes that require separate accounting. Additionally, there was no beneficial conversion feature associated with the Notes since the conversion price was not lower than the estimated fair market value of the Company’s common stock on the issuance date. As such, the entire proceeds from the Notes are recorded as debt in the condensed consolidated balance sheets.

On July 27, 2012, the Company and Kanis S.A. further amended the terms of the Notes to modify the conversion feature. As amended, the outstanding principal balance of the Notes, and accrued and unpaid interest are convertible, at the option of Kanis S.A., at any time upon written notice given not less than 75 calendar days prior to the date of conversion, into no more than 250,000 shares of the Company’s common stock at a conversion price of $4.00 per share. The Company evaluated the modification and determined that the modification was not substantial and did not qualify as a debt extinguishment. Accordingly, no gain or loss was recognized from the modification.

In connection with the February 16, 2012 amendment, the Company issued to Kanis S.A. warrants to acquire 5,000 shares of its common stock at $3.80 per share. The warrants are exercisable on or after August 16, 2014 and expire on the earlier of (x) August 16, 2017 and (y) that date that is 30 days after the Company gives notice to the warrant holder that the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days on or after August 16, 2014. The Company did not receive any cash consideration for the issuance of the warrants. The Company relied on the private placement exemption provided by Regulation S.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.

Stockholders’ Equity

At September 30, 2013, the Company had 24.1 million shares authorized, 24.0 million of which are $0.01 par value common stock and 0.1 million of which are $0.01 par value preferred stock.

On June 28, 2013, the Company and one of its directors entered into an agreement pursuant to which the director agreed to purchase $100,000 of the Company’s common stock in a private placement at a price of $1.84 per share, the closing bid price on the day preceding the date of the agreement. In July 2013, the Company issued 54,347 shares of common stock to the director under this agreement.

Concurrent with its public offering of common stock, on July 3, 2013, the Company converted $235,000 of premium and interest due June 30, 2013, pursuant to loans made to the Company by Kanis S.A., to 188,000 shares of common stock and warrants to purchase 94,000 shares of common stock. The Warrants have an exercise price of $1.25 per share, and are exercisable immediately for a period of five years. The Company relied on the private placement exemption provided by Regulation S.

Shelf Registration and Offering

On May 15, 2012, the Company filed a Shelf Registration which was declared effective by the SEC on May 21, 2012. The Shelf Registration permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, including common stock, preferred stock, warrants to purchase common stock or preferred stock and units consisting of one or more shares of common stock, shares of preferred stock, warrants, or any combination of such securities. However, the Company may not sell its securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of its public float in any 12-month period (unless the Company’s public float rises to $75.0 million or more). The Shelf Registration is intended to provide the Company with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and the Company's capital needs.

On June 28, 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, (the “Underwriter”) related to the public offering (the “Offering”) of an aggregate 1,600,000 shares of the Company’s common stock together with warrants to purchase up to 800,000 shares  of common stock. The Underwriters were also granted a 30 day option to purchase up to an additional 240,000 shares of common stock and/or warrants to purchase up to an additional 120,000 shares of common stock to cover overallotments, if any. The offering was made pursuant to the Company’s Shelf Registration discussed above. On July 3, 2013, the Company closed the offering in which it sold 1,730,000 shares of common stock at a price of $1.245 per share and warrants to purchase up to 865,000 shares at a price per warrant of $0.01, including 130,000 shares and 65,000 warrants upon partial exercise of the Underwriter’s over-allotment option. The securities were sold in units consisting of one share of common stock and one half of a warrant to purchase one share of common stock for a price of $1.25 per unit. The warrants have an exercise price of $1.25 per share, and are exercisable immediately for a period of five years.  The Company received net proceeds of approximately $1.7 million after deducting discounts and commissions to the Underwriter and estimated offering expenses. The Company intends to use the proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities.

In accordance with the Underwriting Agreement, the Company issued the Underwriter a warrant to purchase in aggregate 34,600 shares of the Company’s common stock with an exercise price of $1.25 per share. The warrant is exercisable beginning on December 25, 2013 through June 28, 2018. The fair value of the warrants, which approximated zero, was accounted for as a cost of the offering.

Common Stock Purchase Agreement with LPC

On October 7, 2011, the Company signed a Purchase Agreement with LPC, together with a Registration Rights Agreement, whereby LPC agreed to purchase up to $10.0 million of the Company’s common stock over a 30-month period. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the SEC on October 13, 2011 covering 1,823,577 shares that have been issued or may be issued to LPC under the Purchase Agreement. Of the shares registered, 40,247 shares were issued to LPC as a commitment fee upon entering into the Purchase Agreement; 80,494 shares may be issued to LPC pro rata as an additional commitment fee as up to $10.0 million of the Company’s

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

common stock is purchased by LPC; and 1,702,836 represent shares that the Company may sell to LPC under the Purchase Agreement. The registration statement related to the transaction was declared effective by the SEC on December 5, 2011. Accordingly, the Company has the right, in its sole discretion, over a 30-month period to sell shares of its common stock to LPC in amounts limited to $0.5 million to $1.5 million per sale, depending on the price of the Company’s common stock as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million. The aggregate number of shares issued pursuant to the Purchase Agreement is limited to the Exchange Cap, which is 1,434,994 shares of common stock (19.99% of the outstanding shares of the Company’s common stock on October 7, 2011, the date of the Purchase Agreement, unless and until shareholder approval is obtained. The Exchange Cap is not applicable for at-market transactions, defined as when the average price for all shares purchased pursuant to the purchase agreement is greater than or equal the signing price of $2.76 plus $0.254, or $3.014 per share. There have been no sales to date under this arrangement.

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

LPC has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares of common stock. The Company may terminate the Purchase Agreement at any time at its discretion without any cost or penalty. Any proceeds received by the Company under the Purchase Agreement are expected to be used for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of the Company’s strategic priorities.

10.

Warrants

From time to time, the Company issues warrants to purchase its common stock. These warrants have been issued for consulting services and in connection with the Company’s issuance of debt and sales of its common stock.

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2012	923,090	$ 7.77	$2.09 - $48.90
Warrants issued	993,600	$1.25	$1.25
Warrants expired/forfeited	(7,577)	$48.90	$48.90
Warrants cancelled	(128,333)	$7.92	$7.92
Outstanding at September 30, 2013	1,780,780	$3.95	$1.25-$10.40
Warrants exercisable at September 30, 2013	1,726,180	$4.02	$1.25-$10.40

On September 30, 2013, the Company and Kanis S.A.agreed to cancel a warrant to purchase 128,333 shares of Company common stock at $7.92 per share. The warrant was originally issued on December 22, 2010 and was scheduled to expire on December 22, 2013.

Warrant Liability

The Company evaluates warrants on issuance and at each reporting date to determine proper classification as equity or as a liability.

The Company has 379,678 outstanding warrants with an exercise price of $7.92, original issuance date of October 15, 2010 and expiration date of October 15, 2013 that it is required to physically settle by delivering registered shares. In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to maintain registration of the warrant shares, it does not specifically preclude cash settlement. Accordingly, the Company’s agreement to deliver registered shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The warrant agreements for warrants to purchase 865,000 shares of Company common stock at $1.25 per share issued on July 3, 2013 in a public offering and warrants to purchase 94,000 shares of Company common stock at $1.25 per share issued concurrently with the public offering in a private placement include  full-ratchet down-round price protection features. Accordingly, if the Company issues or sells equity securities for a consideration per share less than the exercise price of the warrants or changes the purchase or conversion price of securities convertible, exercisable or exchangeable for common stock, the exercise price of the warrants will adjust to such lower per share consideration amount, subject to certain exceptions. These warrants are not indexed to the Company’s stock and, therefore, require liability classification under ASC 815, “Derivatives and Hedging.”

The contracts for the remaining warrants allow for settlement in unregistered shares and do not contain any other characteristics that would result in liability classification. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying condensed consolidated balance sheets and are only valued on the issuance date and not subsequently revalued. The Company evaluated the balance sheet classification of all warrants at September 30, 2013 and noted no changes.

The liability-classified warrants are considered Level 3 in the fair value hierarchy because they are valued based on unobservable inputs. The Company determined the fair value of its liability-classified warrants using a Monte Carlo simulation model. This model is dependent on several variables such as the instrument’s expected term, expected strike price, expected risk-free interest rate over the expected term of the instrument, expected dividend yield rate over the expected term and the expected volatility. The expected strike price is based on a weighted average probability analysis of the strike price changes expected during the term as a result of the full-ratchet down-round price protection. Due to the significant change in the Company following the October 15, 2010 business combination between CDTi and Catalytic Solutions, Inc. (the “Merger”), CDTi’s pre-Merger historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company has used an estimate based upon a weighted average of implied and historical volatility of a portfolio of peer companies and CDTi’s post-Merger historical volatility for the valuation of its warrants.

The assumptions and fair value of warrants issued on July 3, 2013 were as follows:

Expected volatility	80.5%
Risk-free interest rate	1.64%
Dividend yield	─
Expected life in years	5.0
Grant Date Fair value	$0.78

The liability, included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets, is re-measured at the end of each reporting period with changes in fair value recognized in other expense in the condensed consolidated statements of operations and comprehensive loss.

The assumptions used in the Monte Carlo simulation model at September 30, 2013 were as follows:

Expected volatility	77.0%
Risk-free interest rate	1.46%
Dividend yield	─
Price of CDTi common stock	$1.42
Fair value	$0.95

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs (in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$ 10	$ 100
Issuance of common stock warrants	749	─
Re-measurement of common stock warrants	151	59
Balance at end of period	$ 910	$ 159

11.

Stock-Based Compensation

The Clean Diesel Technologies, Inc. Stock Incentive Plan, as amended (the “ Plan”), provides for the awarding of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance awards, bonuses or other forms of share-based awards, or combinations of these to the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as determined by the board of directors. As of September 30, 2013, there were 402,187 shares available for future grants under the Plan.

Total stock-based compensation expense for both employee and non-employee awards for the three and nine months ended September 30, 2013 was $0.2 million and $0.5 million, respectively. Total stock-based compensation expense for both employee and non-employee awards for the three and nine months ended September 30, 2012 was $0.1 million and $0.4 million, respectively.

Stock Options

Stock option activity is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	785,986	$7.81
Granted	─
Forfeited /expired	(68,110)	$10.63
Outstanding at September 30, 2013	717,876	$ 7.54	7.80	─
Exercisable at September 30, 2013	462,239	$ 10.11	7.44	─

The aggregate intrinsic value represents the difference between the exercise price and the Company ’ s closing stock price on the last trading day of the quarter.

The Company estimates the fair value of stock options using a Black-Scholes valuation model. The weighted-average fair value and assumptions used for the nine months ended September 30, 2012 is summarized below. There were no issuances of stock options during the nine months ended September 30, 2013.

2012
Expected volatility	84.4%
Risk-free interest rate	1.1%
Dividend yield	─
Expected life in years	5.96
Weighted average grant date fair value	$2.07

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Compensation costs for stock options that vest over time are recognized over the vesting period on a straight-line basis. As of September 30, 2013, the Company had $0.4 million of unrecognized compensation cost related to stock option grants that remained to be recognized over vesting periods. These costs are expected to be recognized over a weighted average period of 1.4 years.

There was no cash received from option exercises under any share-based payment arrangements for the nine months ended September 30, 2013 or 2012.

Restricted Share Units

RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Non-vested share units at December 31, 2012	167,165	$ 3.08	─
Granted	254,411	$ 2.17	─
Vested	(63,375)	$ 3.38	─
Forfeited	(34,402)	$ 2.48	─
Non-vested share units at September 30, 2013	323,799	$ 2.36	─

During the nine months ended September 30, 2013, the Company granted 254,411 RSUs to executive officers and other key employees. The RSUs are time-based with 225,221 RSUs vesting over three years and the remaining 29,190 vesting approximately one year from the date of grant.

As of September 30, 2013, the Company had approximately $0.6 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 2.1 years.

12.

Joint Venture

On February 19, 2013, the Company entered into a joint venture agreement (the “Joint Venture Agreement”) with Pirelli & C. Ambiente SpA (“Pirelli”) to form a joint venture entity, Eco Emission Enterprise Srl under the laws of Italy (the “Joint Venture”), through which the Company and Pirelli would jointly sell their emission control products in Europe and the Commonwealth of Independent States (“CIS”) countries. Pursuant to the agreement, both partners would sell products to the Joint Venture which would earn a commission to market and sell these products. As such, all of the Company’s existing business in Sweden and the UK would be conducted through the Joint Venture. The Joint Venture commenced operations in April 2013.

The Joint Venture Agreement provides that the Company and Pirelli each hold 50% of the total issued share capital of the Joint Venture. Pursuant to the Joint Venture Agreement, in February 2013, the Company and Pirelli each contributed € 50,000 (approximately $66,000) to the Joint Venture as initial capital contributions. In addition, in accordance with the Joint Venture Agreement, CDTi and Pirelli provided shareholder loans of € 200,000 (approximately $261,000) each in April 2013. On July 25, 2013, the Company and Pirelli agreed to convert € 175,000 each of their shareholder loans to the Joint Venture into equity contributions as required by local statutory regulations. On October 10, 2013, the Company and Pirelli each contributed an additional €120,000 (approximately $166,000) to the Joint Venture.

Since the commencement of operations, the Joint Venture has incurred a loss of €0.6 million (approximately $0.8 million). The Company has recorded a loss of $0.4 million, representing its 50% share of the Joint Venture’s losses, in other expense in the accompanying condensed consolidated statement of operations.

On November 8, 2013, as a result of slower than anticipated progress in achieving sales objectives initially established for the Joint Venture, the Company and Pirelli agreed to voluntarily dissolve the Joint Venture in accordance with the Joint Venture Agreement. The Joint Venture is planned to cease operations on November 30, 2013, with dissolution expected to be completed as soon as practicable. See Note 15.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.

Contingencies

Legal Proceedings

On April 30, 2010, the Company received notice of an administrative complaint filed by its former chief financial officer. The complaint was filed with the Hartford, Connecticut office of the U.S. Department of Labor (“U.S. DOL”) under Section 806 of the Sarbanes-Oxley Act of 2002 and alleges, among other things, that the Company’s termination of her employment on April 19, 2010 was retaliatory and due to her alleged protected activity associated with comments she made to the Company’s board of directors at their meeting on March 26, 2010. On June 14, 2010, the Company filed its response to the complaint denying the allegations and requesting a dismissal of the matter. Thereafter, the Company responded to the U.S. DOL investigator’s requests for additional information, to requests for telephonic interviews with certain Company managers, and to a request for supplemental briefing on relevant legal issues associated with the claim at issue. On April 16, 2012, the U.S. DOL requested that the Company take part in non-binding mediation with the former employee. Although the Company agreed to participate with a mediation session, the U.S. DOL reported that the former employee declined to participate in mediation. On September 27, 2013, the Secretary of Labor issued his preliminary findings on the matter which concluded that, according to the Secretary, there was reasonable cause to support the claims asserted by the former employee. In connection with these findings, the Occupational Safety and Health Administration ordered the Company to pay damages in excess of $1.9 million and take certain other actions. On October 22, 2013, the Company filed its Objections and Request for Hearing with the U.S. DOL which triggered the appointment of an Administrative Law Judge. A hearing on the matter has been scheduled for January 6, 2014. The hearing will be on a de novo basis thus allowing the Company the opportunity to provide a comprehensive defense to the claims asserted by the former employee. The amount or range of loss, if any, and costs associated with this matter are not estimable at this time. Accordingly, no accrual has been recorded for this matter.

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

Sales and Use Tax Audit

The Company is undergoing a sales and use tax audit by the State of California on AUS for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State of California asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.3 million. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State of California. On August 12, 2013, the Company appeared at an appeals conference with the Board of Equalization.  The outcome of that hearing is still pending. Accordingly, no accrual has been recorded for this matter as the Company does not assess a loss as being probable. Should the Company not prevail in this matter, it will pursue reimbursement from the customer for all assessments from the State.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales
Heavy Duty Diesel Systems	$7,969	$8,680	$22,362	$32,283
Catalyst	7,199	6,659	19,951	19,194
Corporate	─	─	-	─
Eliminations (1)	(963)	(939)	(2,246)	(3,354)
Total	$14,205	$14,400	$40,067	$48,123
Income (loss) from operations
Heavy Duty Diesel Systems	$698	$(272)	$280	$(545)
Catalyst	597	261	850	(750)
Corporate	(1,202)	(1,209)	(4,278)	(4,251)
Eliminations (1)	34	64	112	86
Total	$127	$(1,156)	$(3,036)	$(5,460)

(1)

Elimination of Catalyst revenue and profit in ending inventory related to sales to Heavy Duty Diesel Systems.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Net sales by geographic region based on the location of sales organization is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$7,346	$7,145	$20,772	$20,675
Canada	5,794	5,461	15,477	16,966
United Kingdom	249	500	747	5,919
Sweden	816	1,294	3,071	4,563
Total	$14,205	$14,400	$40,067	$48,123

15.

Subsequent Events

On November 8, 2013, as a result of slower than anticipated progress in achieving sales objectives initially established for the Joint Venture, the Company and Pirelli agreed to voluntarily dissolve their Joint Venture in accordance with the Joint Venture Agreement. The Joint Venture is planned to cease operations on November 30, 2013, with dissolution expected to be completed as soon as practicable. The Company expects that dissolution will be finalized by December 31, 2013. The Company plans to resume its operations in Europe in a similar manner as conducted prior to the Joint Venture.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, see “Cautionary Note Concerning Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, as a result of many important factors, including those set forth in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our other filings with the SEC.

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

Heavy Duty Diesel Systems: Our Heavy Duty Diesel Systems division specializes in the design and manufacture of verified exhaust emissions control solutions. This division offers a full range of products for the verified retrofit and non-retrofit OEM and aftermarket markets through its distribution/dealer network and direct sales. Our Purifilter ® , Purifier™, Combifilter ® , Cattrap ®  and Actifilter™ products, along with our catalyst technologies, are used to reduce exhaust emissions created by on-road, off-road and stationary diesel, and alternative fuel engines including propane and natural gas. We also provide Platinum Plus ® fuel-borne catalyst technology, ARIS ® airless return flow system technology and exhaust gas recirculation with selective catalyst reduction technologies. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 56% and 67% of the total consolidated revenues for the nine months ended September 30, 2013 and 2012, respectively.

Catalyst:  Our Catalyst division produces catalyst formulations to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of platinum, a very expensive metal, to operate efficiently. Using our proprietary mixed-phase catalyst, or MPC ® , technology, we have developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no platinum content. Our technical and manufacturing capabilities are designed to meet auto makers’ most stringent requirements. Since 1996, we have supplied over eleven million parts to light duty vehicle customers. Our Catalyst division also provides catalyst formulations for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 44% and 33% of the total consolidated revenues for the nine months ended September 30, 2013 and 2012, respectively.

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

Recent Developments

Strategic Plan

In the second quarter of 2013, our board of directors and management team conducted a strategic review of our business and determined to pursue aggressive development of our unique materials science platform, which we view as the most likely path to enhance growth and improve shareholder value over the long-term. The new strategy is intended to build on recent initiatives and announcements, including an increased focus on our proprietary low- and zero-platinum group metal (“PGM”) catalyst technologies.  We intend to pursue additional licensing and partnership arrangements to accelerate the commercialization of our patented and proprietary materials technology. Based on our strategic review, we have defined our near-term strategic priorities as follows:

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

Equity Financings

On July 3, 2013, we completed a public offering in which we sold 1,730,000 shares of common stock and warrants to purchase up to 865,000 shares of common stock, including 130,000 shares and 65,000 warrants upon partial exercise of the underwriter’s over-allotment option, of which 80,000 shares and 40,000 warrants were sold to our new director, Dr. Lon Bell, at the public offering price. The securities were sold in units consisting of one share of common stock and one half of a warrant to purchase one share of common stock. The warrants have an exercise price of $1.25 per share, and are exercisable immediately for a period of five years.  We received net proceeds of approximately $1.7 million after deducting discounts and commissions to the underwriter and estimated offering expenses. We intend to use the proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities.

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

For more information on these transactions, see Notes 8 and 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In connection with the offering, we considered a variety of alternatives, including the sale of stock under our purchase agreement with LPC, the incurrence of additional debt, and the sale of assets and determined that those alternatives were either unavailable or less attractive at the time. We will require additional capital to execute our strategic plan and continually evaluate alternatives for doing so.

Joint Venture Agreement with Pirelli & C. Ambiente SpA

On February 19, 2013, we entered into a Joint Venture Agreement with Pirelli to form the Joint Venture entity, Eco Emission Enterprise Srl, under the laws of Italy through which we and Pirelli would jointly sell our emission control products in Europe and the CIS countries. The Joint Venture Agreement provides that we and Pirelli each hold 50% of the total issued share capital of the Joint Venture. In conjunction with the formation and operation of the Joint Venture, in February 2013, we and Pirelli each made an initial contribution of €50,000 (approximately $66,000) to the Joint Venture. In addition, in accordance with the Joint Venture Agreement, we and Pirelli each provided shareholder loans of €200,000 (approximately $261,000) in April 2013. On July 25, 2013, we and Pirelli agreed to convert €175,000 each of our shareholder loans to the Joint Venture into equity contributions as required by local statutory regulations. On October 10, 2013, we and Pirelli each contributed an additional €120,000 (approximately $166,000) to the Joint Venture. The Joint Venture commenced operations in April 2013. On November 8, 2013, as a result of slower than anticipated progress in achieving sales objectives initially established for the Joint Venture, we and Pirelli agreed to voluntarily dissolve the Joint Venture. The Joint Venture is planned to cease operations on November 30, 2013, with dissolution expected to be completed as soon as practicable. We expect that dissolution will be finalized by December 31, 2013. We plan to resume our operations in Europe in a similar manner as conducted prior to the Joint Venture.

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

Factors Affecting Future Results

Government Funding and Standards

The nature of our business is heavily influenced by government funding of emissions control projects and increased emission control regulations and mandates. Compliance with these regulatory initiatives drives demand for our products and the timing of the implementation of emission reduction projects. We believe that, due to the constant focus on the environment and clean air standards throughout the world, it can be expected that new and more stringent regulations, both domestically and abroad, will continually be adopted, requiring the ongoing development of new products that meet these standards.

In addition, emission reduction programs are often one-off, or have staggered compliance dates, which mean they do not generally result in a regular source of recurring revenues for our company. For example, London, U.K. had mandated that certain heavy duty diesel vehicles entering the London Low Emissions Zone (or “LEZ”) were required to meet certain emission standards by January 2012. We believe that approximately 20,000 such vehicles were required to have a retrofit emission control device installed on the vehicle by year-end 2011. In December 2011, the regulator extended the deadline for compliance into the first quarter of 2012. We believe that the bulk of the vehicles were retrofitted in the fourth quarter of 2011, with sales of our products of approximately $6 million in the fourth quarter and $8 million in the full year 2011. However, due to the extension, we recorded additional sales of $4.3 million and $1.0 million in the first and second quarters of 2012, respectively. This program is now complete and as such, we do not expect system sales in London in 2013. In addition, the California Air Resources Board (“CARB”) has mandated that all Class 7 and Class 8 heavy diesel trucks meet certain emission targets by 2016, with interim targets established for 2011, 2012 and 2013, such that 90% of current operating diesel trucks will be required to meet these targets by 2014. We estimate that this rule will require well over 100,000 heavy duty diesel trucks to be replaced or retrofitted. According to industry estimates, approximately 66,000 vehicles have elected or will elect to retrofit between 2011 and 2015. We believe that the rate of adoption of electing to retrofit by truck owners as well as the overall level of retrofit activity and our ability to gain sales are dependent upon several factors, including the level of enforcement of the mandate by CARB, the level of new truck acquisitions by truck owners and also our success in attaining the required verifications and approvals for products currently under review by CARB. In 2012, we experienced a slower than anticipated ramp-up in adoption by truck owners, a delay in enforcement by CARB and a delay in verification for a product which was under review by CARB. This resulted in weaker than expected sales in 2012. CARB began to actively enforce the regulation in the latter part of 2012. In January 2013, we received the product verification from CARB. In addition, a key competitor exited the market. Order activity and sales related to the California program increased in the third quarter of 2013 versus the second quarter and we expect a continued increase in sales in California in the fourth quarter.

Dependency on a Few Major Customers

Historically, we have derived a significant portion of our revenue from a limited number of customers.  For example, sales to Honda accounted for approximately 42% of our revenue for the nine months ended September 30, 2013 compared to 29% for the nine months ended September 30, 2012. While we continually seek to broaden our customer base, it is likely that for the foreseeable future we will remain dependent on Honda to supply a substantial portion of our revenue.  Manufacturers typically seek to have two or more sources of critical components. However, there can be no assurance that manufacturers for which we are a shared supplier will not sole source the products we supply. Once our product is designed into a vehicle model, we generally supply our component for the life of that model.  There can be no assurance, however, that our customers will retain us for a full model term. In this regard, relationships with our customers are based on purchase orders rather than long-term formal supply agreements and customers can discontinue or materially reduce orders without warning or penalty. In addition, while new models tend to remain relatively stable for a few years, there can be no assurance that manufacturers will not change models more rapidly, or change the performance requirements of components used in those models, and use other suppliers for these new or revised models.

Macroeconomic Factors Impacting the Automotive Industry

Demand for our products is tied directly to the demand for vehicles. Accordingly, factors that affect the truck and automobile market have a direct effect on our business, including factors outside of our control, such as vehicle sales slowdowns due to economic concerns, or as a result of natural disasters, including earthquakes and/or tsunamis. The loss of one or more of our significant customers, or reduced demand from one or more of our significant customers, particularly Honda, would result in an adverse effect on our revenue, and could affect our ability to become profitable or continue our business operations.

In this regard, since the customers of our Catalyst division are primarily OEM auto makers, our Catalyst division is affected by macroeconomic factors impacting the automotive industry generally. During 2012, sales to Honda, our largest OEM auto customer, were positively impacted due to increased vehicle shipments, expansion of our catalysts onto new vehicle platforms, increased purchasing by Honda to build an initial stock of parts for a new model and an increase in pass-through sales of rare earth materials due to increased prices of these materials. In addition, our sales and gross margins are also impacted by the pass-through sales of rare earth materials and the extent to which the price increases are shared with Honda.  Through June 2012, Honda was reimbursing us for substantially the full amount actually spent by us on these materials. For the balance of the year, Honda reimbursed us partially, pending the agreement on a formula for this reimbursement which is based on formulae established by Honda with other vendors.  A formula has been agreed to between Honda and us for all shipments going forward from January 1, 2013.  Based on this agreed formula, reimbursement from Honda is expected to approach our costs as we deplete existing higher-priced inventory levels. The resolution of the rare earth reimbursement has enabled improved gross margins in this business in the first nine months of 2013 and we expect to continue to see improved margins in the fourth quarter. However, this formula is based on published indices of rare earth prices and, as such, we could experience margin reductions if the formula does not accurately reflect our actual costs.

Technology Strategy

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

Impact of the Pirelli Joint Venture

In February 2013, we announced the formation of a Joint Venture with Pirelli (See “—Recent Developments— Joint Venture Agreement with Pirelli & C. Ambiente SpA” above). The purpose of the Joint Venture was to market and sell products manufactured by both CDTi and Pirelli in Europe and the CIS countries. Since starting operations in April 2013, the Joint Venture has recorded a net loss of €0.6 million (approximately $0.8 million) with our share being $0.4 million. In addition, the Joint Venture has not met the expectations of both partners in achieving significant market penetration in Europe.   On November 8, 2013, as a result of slower than anticipated progress in achieving sales objectives initially established for the Joint Venture, we and Pirelli agreed to voluntarily dissolve the Joint Venture. The Joint Venture is planned to cease operations on November 30, 2013, with dissolution expected to be completed as soon as practicable. We expect that dissolution will be finalized by December 31, 2013. We plan to resume our operations in Europe in a similar manner as conducted prior to the Joint Venture.

In addition, our business, operations, results of operation and financial condition may be affected by other factors, including those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and our other filings with the SEC.

Results of Operations

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

Revenues

The table below and the tables in the discussion that follow are based upon the way we analyze our business. See Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our divisions.

	Three Months Ended September 30,
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$ 8.0	56.1%	$ 8.7	60.3%	$(0.7)	(8.2)%
Catalyst	7.2	50.7%	6.7	46.2%	0.5	8.1%
Intercompany revenue	(1.0)	(6.8)%	(1.0)	(6.5)%	─	2.6%
Total revenue	$14.2	100.0%	$ 14.4	100.0%	$(0.2)	(1.4)%

Total revenue for the three months ended September 30, 2013 decreased by $0.2 million, or 1.4%, to $14.2 million from $14.4 million for the three months ended September 30, 2012.

Revenues for our Heavy Duty Diesel Systems division for the three months ended September 30, 2013 decreased $0.7 million, or 8.2%, to $8.0 million from $8.7 million for the three months ended September 30, 2012. The decrease was due to decreased retrofit sales of $0.6 million and decreased non-retrofit sales of $0.1 million. Retrofit sales decreased $0.3 million in North America and $0.3 million in the London LEZ program, which was completed in 2012. Sales in California increased $1.5 million to $3.2 million, however, sales in the other 49 states decreased $1.8 million due to the timing of retrofit programs. The decrease in non-retrofit sales was due to a decrease of $0.4 million in our mining and material handling business in

Europe, a decrease of $0.1 million in our exhaust parts and accessories business, and a decrease of $0.1 million in current year licensing partially offset by an increase of $0.4 million in North America OEM sales and $0.1 million in sales of fuel-borne catalysts in Europe.

Revenues for our Catalyst division for the three months ended September 30, 2013 increased $0.5 million, or 8.1%, to $7.2 million from $6.7 million for the three months ended September 30, 2012. Excluding intercompany sales to our Heavy Duty Diesel Systems division, sales for this division increased $0.5 million, or 9.0%, to $6.2 million for the three months ended September 30, 2013 as compared to $5.7 million for the three months ended September 30, 2012. The three months ended September 30, 2013 includes $0.1 million in reimbursements for rare earth material costs compared to $0.3 million in the three months ended September 30, 2012. Excluding the impact of rare earth reimbursements, external revenues increased $0.7 million due to a $1.7 million increase in sales to our Japanese OEM customer. This was partially offset by the recognition in September 2012 of $1.0 million in revenue upon completion of performance under a contract to provide equipment, engineering and support services to assist our investment partner in the Asia Pacific, Tanaka Kikinzoku Kogyo Kabushiki Kaisha (TKK), in establishing operations in China to manufacture automotive and exhaust emission products for the China market.

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

Cost of revenues

Cost of revenues decreased $0.6 million, or 5.7% to $9.9 million for the three months ended September 30, 2013, compared to $10.5 million for the three months ended September 30, 2012. The decrease in cost of revenues was primarily due to lower product sales volume in the Heavy Duty Diesel Systems division and a decrease in rare earth material costs in the Catalyst division, as discussed above.

Gross profit

The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Three Months Ended September 30,
	2013	% of Revenue (1)	2012	% of Revenue (1)	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$2.5	31.4%	$ 2.2	25.7%	$0.3	12.1%
Catalyst	1.8	24.2%	1.6	23.7%	0.2	10.5%
Intercompany eliminations	─	─	0.1	─	(0.1)	(46.9)%
Total gross profit	$4.3	30.1%	$ 3.9	26.9%	$0.4	10.5%

(1)

Division calculation based on division revenue. Total based on total revenue.

Gross profit for the three months ended September 30, 2013 increased by $0.4 million, or 10.5%, to $4.3 million from $3.9 million for the three months ended September 30, 2012. Gross margin was 30.1% during the three months ended September 30, 2013 compared to 26.9% during the three months ended September 30, 2012.

The increase in gross margin for our Heavy Duty Diesel Systems division from 25.7% for the three months ended September 30, 2012 to 31.4% for the three months ended September 30, 2013 was due to the impact of favorable product mix with a shift to a greater percentage of higher margin diesel particulate filters from lower margin diesel oxidation catalysts and to the favorable impact of a higher content of low PGM catalysts manufactured by our Catalyst division partially offset by lower sales volume, as discussed above, and to reduced margins in Europe due to commissions on sales made through our European joint venture.

Gross margin for our Catalyst division increased from 23.7% for the three months ended September 30, 2012 to 24.2% for the three months ended September 30, 2013. Excluding the impact of the TKK contract completed during the three months ended September 30, 2012 with favorable margins, gross margins for our Catalyst division increased to 24.2% for the three months ended September 30, 2013 from 14.9% for the three months ended September 30, 2012. This increase in gross margin is primarily due to higher margins on the production for new model year 2013 vehicles, which began production in the third quarter of 2012, the reduction in the rare earth reimbursements, as discussed above, which are sold with no margin resulting in margin dilution, as well as continued improvement in manufacturing efficiencies.

Operating expenses

The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$3.0	20.8%	$ 3.4	23.4%	$(0.4)	(12.6)%
Research and development	1.2	8.4%	1.6	11.4%	(0.4)	(27.2)%
Total operating expenses	$4.2	29.2%	$ 5.0	34.8%	$(0.8)	(17.4)%

        For the three months ended September 30, 2013, operating expenses decreased by $0.8 million to $4.2 million from $5.0 million for the three months ended September 30, 2012.

Selling, general and administrative expenses

For the three months ended September 30, 2013, selling, general and administrative expenses decreased by $0.4 million, or 12.6%, to $3.0 million from $3.4 million for the three months ended September 30, 2012. This decrease is primarily a result of cost savings due to headcount reductions made during 2012 including the downsizing of operations in the United Kingdom and to lower outside accounting, audit and legal fees. Selling, general and administrative expenses as a percentage of revenues decreased to 20.8% in the three months ended September 30, 2013 compared to 23.4% in the three months ended September 30, 2012.

Research and development expenses

Research and development expenses for the three months ended September 30, 2013 decreased by $0.4 million, or 27.2%, to $1.2 million from $1.6 million for the three months ended September 30, 2012. This decrease is a result of cost savings due to headcount reductions made in 2012 and a decrease in product verification testing and pre-production scale up activities in the three months ended September 30, 2013 as compared to the comparable period in 2012, partially offset by increased spending on patent filings.  As a percentage of revenues, research and development expenses were 8.4% in the three months ended September 30, 2013, compared to 11.4% in the three months ended September 30, 2012.

Other expense

The following table shows the components of other expense and other (expense) income as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,
	2013	% of Total Revenue	2012	% of Total Revenue
	(Dollars in millions)
Interest expense	$ (0.4)	(2.7)%	$ (0.4)	(3.1)%
Loss from unconsolidated affiliate	(0.2)	(1.0)%	─	─
Loss on change in fair value of common stock warrant liability	(0.2)	(1.1)%	(0.1)	(0.4)%
Foreign currency exchange (loss) gain	(0.4)	(3.1)%	(0.4)	(3.1)%
All other, net	0.1	0.3%	─	─
Total other expense	$ (1.1)	(7.6)%	$ (0.9)	(6.6)%

We incurred interest expense of $0.4 million in each of the three months ended September 30, 2013 and 2012. Loss from unconsolidated affiliate of $0.2 million for the three months ended September 30, 2013 represents 50% of the net loss of our European joint venture which commenced operations in April 2013. For the three months ended September 30, 2013, there was a loss of $0.2 million related to the change in fair value of the liability classified warrants issued on July 3, 2013 compared to a loss of $0.1 million in the three months ended September 30, 2012 for the change in fair value of existing liability classified warrants scheduled to expire on October 15, 2013. The three months ended September 30, 2013 and 2012 included a $0.4 million exchange loss related primarily to changes in value of the Canadian dollar in relation to the U.S. dollar.

Net loss

For the foregoing reasons, we had a net loss and net loss from continuing operations of $1.1 million for the three months ended September 30, 2013 compared to a net loss of $1.8 million for the three months ended September 30, 2012. Excluding amounts related to discontinued operations, we had a net loss from continuing operations of $1.1 million for the three months ended September 30, 2013 compared to a net loss from continuing operations of $2.0 million for the three months ended September 30, 2012. We continue to have legal and other expenses as well as gains on litigation settlements related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

Revenues

	Nine Months Ended September 30,
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$22.4	55.8%	$ 32.3	67.1%	$ (9.9)	(30.7)%
Catalyst	19.9	49.8%	19.2	39.9%	0.7	3.9%
Intercompany revenue	(2.2)	(5.6)%	(3.4)	(7.0)%	1.2	(33.0)%
Total revenue	$40.1	100.0%	$ 48.1	100.0%	$ (8.0)	(16.7)%

Total revenue for the nine months ended September 30, 2013 decreased by $8.0 million, or 16.7%, to $40.1 million from $48.1 million for the nine months ended September 30, 2012.

Revenues for our Heavy Duty Diesel Systems division for the nine months ended September 30, 2013 decreased $9.9 million, or 30.7%, to $22.4 million from $32.3 million for the nine months ended September 30, 2012. The decrease was due to decreased retrofit sales of $8.5 million and decreased non-retrofit sales of $1.4 million. Retrofit sales decreased $5.5 million in the London LEZ and $3.0 million in North America. Sales in California increased $2.4 million to $8.6 million, however, sales in the other 49 states decreased $5.4 million. The decrease in North America, excluding California, was due to sales under significant programs in 2012, including $1.0 million in sales in the New Jersey Department of Environmental Protection Mandatory Diesel Retrofit Program and $0.8 million in sales in the Texas school bus retrofit project. The decrease in non-retrofit sales was due to a decrease of $1.3 million in our mining and material handling business in Europe and a decrease of $1.2 million in our exhaust parts and accessories business, partially offset by an increase of $0.9 million in North America OEM sales and $0.2 million in increased sales of fuel-borne catalysts in Europe.

Revenues for our Catalyst division for the nine months ended September 30, 2013 increased $0.7 million, or 3.9%, to $19.9 million from $19.2 million for the nine months ended September 30, 2012. Excluding intercompany revenue, sales for this division increased 11.8% to $17.7 million for the nine months ended September 30, 2013 as compared to $15.8 million for the nine months ended September 30, 2012. The nine months ended September 30, 2013 include $0.5 million in reimbursements for rare earth material costs compared to $2.2 million in the nine months ended September 30, 2012. Excluding the impact of rare earth reimbursements, external revenues increased $3.6 million due to a $4.0 million increase in sales to our Japanese OEM customer, a $0.5 million increase in sales to other OEM customers and $0.1 million in sales to a diesel customer. These increases were partially offset by the recognition in September 2012 of $1.0 million in revenue upon completion of performance under a contract to provide equipment, engineering and support services to assist our investment partner in the Asia Pacific, TKK, in establishing operations in China to manufacture automotive and exhaust emission products for the China market.

We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Cost of revenues

Cost of revenues decreased $6.7 million, or 18.6% to $29.4 million for the nine months ended September 30, 2013, compared to $36.1 million for the nine months ended September 30, 2012. The decrease in cost of revenues was primarily due to lower product sales volume in the Heavy Duty Diesel Systems division and to a decrease in rare earth material costs in the Catalyst division, as discussed above. Additionally, our expense for the write-down of excess inventory during the nine months ended September 30, 2012 was $0.5 million higher than the same period in 2013 primarily due to higher costs related to the London LEZ program, which was completed in 2012.

Gross profit

The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Nine Months Ended September 30,
	2013	% of Revenue (1)	2012	% of Revenue (1)	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$ 6.5	28.9%	$ 8.4	26.0%	$(1.9)	(23.2)%
Catalyst	4.1	20.4%	3.5	18.2%	0.6	16.5%
Intercompany eliminations	0.1	─	0.1	─	─	0.0%
Total gross profit	$10.7	26.6%	$ 12.0	24.9%	$(1.3)	(11.2)%

(1)

Division calculation based on division revenue. Total based on total revenue.

Gross profit for the nine months ended September 30, 2013 decreased by $1.3 million, or 11.2%, to $10.7 million from $12.0 million for the nine months ended September 30, 2012. Gross margin was 26.6% during the nine months ended September 30, 2013 compared to 24.9% during the nine months ended September 30, 2012.

The increase in gross margin for our Heavy Duty Diesel Systems division from 26.0% for the nine months ended September 30, 2012 to 28.9% for the nine months ended September 30, 2013 is a result of favorable product mix, with higher margin products sold in California and North America in the nine months ended September 30, 2013 compared to the lower margin product mix sold in London in the comparable period of 2012 and a shift to higher margin diesel particulate filters from lower margin diesel oxidation catalysts; the favorable impact of a higher content of low PGM catalysts manufactured by our Catalyst division in the nine months ended September 30, 2013; and a $0.4 million reduction in inventory obsolescence charges, which were higher during the nine months ended September 30, 2012 primarily due to the London LEZ program, partially offset by the impact of lower sales volume, as discussed above, and reduced margins in Europe during the nine months ended September 30, 2013 due to commissions on sales made through our European joint venture .

Gross margin for our Catalyst division increased from 18.2% for the nine months ended September 30, 2012 to 20.4% for the nine months ended September 30, 2013. Excluding the impact of the TKK contract, as discussed above, gross margins for our Catalyst division increased to 20.4% for the nine months ended September 30, 2013 from 15.2% for the nine months ended September 30, 2012. This increase in gross margin is due to the reduction in rare earth reimbursements, as discussed above, which are sold with no margin resulting in margin dilution; higher margins on the production for new model year 2013 vehicles, which began production in the third quarter of 2012; and continued improvement in manufacturing efficiencies, partially offset by the impact of an unfavorable product mix due to lower intercompany diesel sales with higher margins in the nine months ended September 30, 2013 as compared to the comparable period in 2012.

Operating expenses

The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Nine Months Ended September 30,
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$10.2	25.5%	$ 11.6	24.1%	$(1.4)	(11.9)%
Research and development	3.4	8.5%	5.5	11.5%	(2.1)	(38.1)%
Severance expense	0.1	0.2%	0.3	0.7%	(0.2)	(82.4)%
Total operating expenses	$13.7	34.2%	$ 17.4	36.3%	$(3.7)	(21.6)%

For the nine months ended September 30, 2013, operating expenses decreased by $3.7 million to $13.7 million from $17.4 million for the nine months ended September 30, 2012.

Selling, general and administrative expenses

For the nine months ended September 30, 2013, selling, general and administrative expenses decreased by $1.4 million, or 11.9%, to $10.2 million from $11.6 million for the nine months ended September 30, 2012. This decrease is a result of cost savings due to headcount reductions made during 2012, a decrease in recruiting fees related to the hiring of two executives in the nine months ended September 30, 2012 and to lower outside accounting and audit fees, travel expenses and public relations and marketing costs. Selling, general and administrative expenses as a percentage of revenues increased to 25.5% in the nine months ended September 30, 2013 compared to 24.1% in the nine months ended September 30, 2012.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2013 decreased by $2.1 million, or 38.1%, to $3.4 million from $5.5 million for the nine months ended September 30, 2012. This decrease is a result of cost savings due to headcount reductions made in 2012 and a decrease in product verification testing and pre-production scale-up activities in the nine months ended September 30, 2013 as compared to the prior year period.  As a percentage of revenues, research and development expenses were 8.5% in the nine months ended September 30, 2013, compared to 11.5% in the nine months ended September 30, 2012.

Other expense

The following table shows the components of other expense and other (expense) income as a percentage of revenues for the periods indicated.

	Nine Months Ended September 30,
	2013	% of Total Revenue	2012	% of Total Revenue
	(Dollars in millions)
Interest expense	$ (1.1)	(2.6)%	$ (1.1)	(2.3)%
Loss from unconsolidated affiliate	(0.4)	(0.9)%	─	─
Foreign currency exchange (loss) gain	─	(0.1)%	(0.5)	(1.1)%
Gain on change in fair value of common stock warrant liability	(0.2)	(0.3)%	(0.1)	(0.1)%
All other, net	0.1	─	(0.1)	(0.2)%
Total other expense	$ (1.6)	(3.9)%	$ (1.8)	(3.7)%

We incurred interest expense of $1.1 million in each of the nine months ended September 30, 2013 and 2012. The nine months ended September 30, 2013 include $0.4 million representing 50% of the net loss of our European joint venture which commenced operations in April 2013. The nine months ended September 30, 2012 included a $0.5 million exchange loss primarily due to changes in value of the Canadian dollar in relation to the U.S. dollar. For the nine months ended September 30, 2013, there was a loss of $0.2 million related to the change in fair value of the liability classified warrants issued on July 3, 2013 compared to a loss of $0.1 million in the nine months ended September 30, 2012 for the change in fair value of existing liability classified warrants scheduled to expire on October 15, 2013.

Net loss

For the foregoing reasons, we had a net loss of $4.6 million for the nine months ended September 30, 2013 compared to a net loss of $6.9 million for the nine months ended September 30, 2012. Excluding amounts related to discontinued operations, we had a net loss from continuing operations of $4.6 million for the nine months ended September 30, 2013 compared to a net loss from continuing operations of $7.0 million for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of September 30, 2013, we had an accumulated deficit of approximately $179.2 million compared to $174.6 million at December 31, 2012. We have also had negative cash flows from operations from inception through the nine months ended September 30, 2013. We had $4.6 million in cash at September 30, 2013 compared to $6.9 million in cash at December 31, 2012, and total current liabilities of $18.2 million at September 30, 2013 compared to $15.7 million at December 31, 2012. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

 At September 30, 2013 and December 31, 2012, $1.3 million and $3.3 million, respectively, of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom. We do not intend to repatriate any amount of this cash to the United States as it will be used to fund our subsidiaries’ continued operations. If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

We have a $7.5 million secured demand financing facility with FGI backed by our receivables and inventory that terminates on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For details regarding the FGI facility, see “—Description of Indebtedness” below and Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. At September 30, 2013, we had $4.4 million in borrowings outstanding with $3.1 million available under our FGI credit facility, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory. Additionally, FGI can cancel the facility at any time.

To address the potential need for capital, in October 2011, we signed a purchase agreement, together with a registration rights agreement, with LPC, whereby LPC has agreed to purchase up to $10.0 million of our common stock over a 30-month period. We have registered 1,823,577 shares related to the transaction, of which 40,247 shares were issued to LPC as a commitment fee; 80,494 shares may be issued to LPC as an additional commitment fee on a pro rata basis as up to $10.0 million of our common stock is purchased by LPC; and 1,702,836 represent shares that we may sell to LPC under the Purchase Agreement. We have the right, in our sole discretion, over a 30-month period to sell shares of our common stock to LPC in amounts limited to from $0.5 million to $1.5 million per sale, depending on the price of our common stock as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million. We currently have registered 1,702,836 shares for purchase shares under the agreement. The aggregate number of shares issued pursuant to the purchase agreement is limited to 1,434,994 shares of common stock (19.99% of the outstanding shares of our common stock on October 7, 2011, the date of the purchase agreement) (the “Exchange Cap”), unless and until shareholder approval is obtained. The Exchange Cap is not applicable for at-market transactions, defined as when the average price for all shares purchased pursuant to the purchase agreement is greater than or equal the signing price per the agreement of $2.76 plus $0.254, or $3.014 per share. Assuming a purchase price of $1.40 per share (the closing sale price of our common stock on November 7, 2013) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to us would be $2.4 million. If the purchase was limited to the Exchange Cap of 1,434,994 shares, proceeds to us would be $ 2.0 million. We expect to use the proceeds received under the Purchase Agreement for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities. There have been no sales to date under this arrangement.

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

We believe we have sufficient working capital to fund operations into next year. However, there can be no assurances that we will be able to achieve our projected level of revenues in 2013 and beyond. If cash from operations is not sufficient for our working capital needs, we may seek additional financing in the form of funding from outside sources. In this regard, we may attempt to, among other things, (i) utilize potential availability under our line of credit with FGI; (ii) sell shares of common stock under our purchase agreement with LPC; or (iii) pursue an offering of equity or debt securities. However, there is no assurance that we will be able to raise additional funds at a level sufficient for our working capital needs.

The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
		(Dollars in millions)
Cash (used in) provided by:
Operating activities	$(2.4)	$0.8	$ (3.2)	(392.6)%
Investing activities	$(0.5)	$(0.1)	$ (0.4)	(289.3)%
Financing activities	$0.8	$3.4	$ (2.6)	(76.0)%

  Cash (used in) provided by operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters.

Cash used in operating activities in the nine months ended September 30, 2013 was $2.4 million compared to cash provided of $0.8 million in the nine months ended September 30, 2012. The nine months ended September 30, 2012 included the impact of the collection on higher fourth quarter 2011 sales in the Heavy Duty Diesel Systems business, including sales related to the London LEZ project which was partially offset by the favorable impact of a decrease in net loss from operations in our Catalyst division which had a loss from operations of $0.8 million in the nine months ended September 30, 2012 compared to $0.9 million in income from operations in the same period of 2013.

Cash used in investing activities

Our cash flows from investing activities primarily relate to asset sales and acquisitions, our joint venture with Pirelli, our Asian investment as well as capital expenditures and other assets to support our growth plans.

Cash used in investing activities in the nine months ended September 30, 2013 was $0.5 million compared to cash used of $0.1 million in the nine months ended September 30, 2012. Cash used in investing activities in the nine months ended September 30, 2013 includes $0.3 million related to our initial investment and loan to our joint venture with Pirelli. Capital expenditures were $0.1 million in each of the nine months ended September 30, 2013 and 2012.

Cash provided by financing activities

Since inception, we have financed our net operating cash usage through a combination of financing activities such as issuance of equity or debt and investing activities such as sale of intellectual property or other assets. Changes in our cash flows from financing activities primarily relate to borrowings and payments under debt obligations.

Net cash provided by financing activities in the nine months ended September 30, 2013 was $0.8 million compared to cash provided of $3.4 million in the nine months ended September 30, 2012. Cash provided by financing activities in the nine months ended September 30, 2013 includes $1.7 million from our public offering and $0.1 million from our issuance of common stock in a private placement partially offset by cash used related to a $1.0 million net decrease in borrowings under our credit facility.  Cash provided by financing activities in the nine months ended September 30, 2012 included proceeds of $3.0 million on the issuance of 8% notes and proceeds from the net increase in borrowings under our credit facility with FGI.

Description of Indebtedness

Our outstanding borrowings at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(Dollars in millions)
Line of credit with FGI	$4.4	$5.5
8% shareholder note due 2015	1.6	1.6
8% subordinated convertible shareholder notes due 2016	3.0	3.0
8% shareholder note due 2015	3.0	3.0
Total borrowings	$12.0	$13.1

Line of Credit with FGI

     On February 14, 2011, we and certain of our subsidiaries (the “Credit Subsidiaries”) entered into separate Sale and Security Agreements with FGI to provide for a $7.5 million secured demand facility backed by our receivables and inventory (as amended, the “FGI Facility”). We and the Credit Subsidiaries also entered into guarantees to guarantee the performance of their obligations under the Sale and Security Agreements. We also granted FGI a first lien collateral interest in substantially all of our assets. On August 15, 2012, we and FGI agreed to amend the FGI Facility. As amended, the initial term was extended from February 14, 2013 to August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time.

Under the FGI Facility, FGI can elect to purchase eligible accounts receivables from us and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. At September 30, 2013, the inventory sublimit was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI Facility.

The interest rate on advances or borrowings under the FGI Facility, is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI Facility. Any advances or borrowings under the FGI Facility are due on demand. We also agreed to pay FGI collateral management fees of 0.30% per month on the face amount of eligible receivables as to which advances have been made and 0.38% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, we have agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

We account for the sale of accounts receivable under the FGI Facility as a secured borrowing with a pledge of the subject receivables as collateral. At September 30, 2013, we had $3.9 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $2.9 million. At September 30, 2013, we also had $1.5 million in borrowings outstanding against eligible inventory. We were in compliance with the terms of the FGI Facility at September 30, 2013. However, there is no guarantee that we will be able to borrow the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

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

8% Shareholder Note Due 2015

On December 30, 2010, we executed a Loan Commitment Letter with Kanis S.A., one of our shareholders, pursuant to which Kanis S.A. loaned us $1.5 million. The unsecured loan bears interest on the unpaid principal at a rate of 6% per annum, with interest only payable quarterly on each March 31, June 30, September 30 and December 31, commencing March 31, 2011. In addition to principal and accrued interest, we are obligated to pay Kanis S.A. at maturity a payment premium ranging from $100,000 to $200,000 based proportionally on the number of days that the loan remains outstanding. There is no prepayment penalty. The original maturity date of the loan was June 30, 2013 but was extended to June 30, 2015 by agreement of the parties on January 30, 2013. On January 30, 2013, we and Kanis S.A. also agreed to amend the terms of the loan to increase the interest rate from 6% to 8% beginning on June 30, 2013 and to change the payment premium due under this note to a fixed amount of $250,000 with $100,000 payable on June 30, 2013 and the remaining amount payable at maturity on June 30, 2015. On July 3, 2013, concurrent with the closing of our public offering, we issued 188,000 shares of common stock and warrants to acquire 94,000 shares of common stock at $1.25 per share to Kanis S.A. in satisfaction of $235,000 of payment premium and accrued interest due June 30, 2013.

In connection with the December 30, 2010 Loan Commitment Letter, we issued Kanis S.A. warrants to acquire 25,000 shares of our common stock at $10.40 per share. These warrants are exercisable on or after June 30, 2013 and expire on the earlier of (x) June 30, 2016 and (y) the date that is 30 days after we give notice to the warrant holder that the market value of one share of our common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days on or after June 30, 2013. We have recorded the relative estimated fair value of these warrants as a discount from the loan amount and are amortizing the discount using the effective interest method over the term of the loan.

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

The outstanding principal balance of, plus accrued and unpaid interest on, the notes were convertible into shares of our common stock at an initial conversion price equal to $7.044 per share, which was 120% of the closing bid price per share of our common stock on April 8, 2011, into no more than 369,853 shares. On July 27, 2012, we and Kanis S.A. further amended the terms of the notes to modify the conversion feature. As amended, the outstanding principal balance of, and accrued and unpaid interest on, the notes are convertible, at the option of Kanis S.A. at any time upon written notice given not less than 75 calendar days prior to the date of conversion, into no more than 250,000 shares of our common stock at a conversion price of $4.00 per share.

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

Capital Expenditures

As of September 30, 2013 and December 31, 2012, we had no commitments for capital expenditures. No material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of September 30, 2013, other than office leases, employment agreements with key executive officers, our obligation to fund our portion (5%) of the losses of our investment in TC Catalyst Incorporated (see Note 16 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012) and our obligation to fund 50% of any future authorized funding requirements of our European joint venture, we had no material commitments other than the liabilities reflected in our condensed consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q.

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

PART II─OTHER INFORMATION

Item 1.  Legal Proceedings

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

10.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 99.1 to CDTi’s Current Report on Form 8-K filed on July 3, 2013).

10.3	Warrant issued to Kanis S.A., dated July 3, 2013 (incorporated by reference to Exhibit 99.2 to CDTi’s Current Report on Form 8-K filed on July 3, 2013).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC. (Registrant)
Date: November 12, 2013	By:	/s/ R. Craig Breese
R. Craig Breese
Director and Chief Executive Officer

Date: November 12, 2013	By:	/s/ Nikhil A. Mehta
Nikhil A. Mehta
Chief Financial Officer and Treasurer