Form 10-K
period 2013-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2014-03-31
CIK 949428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Large Accelerated filer ___            Accelerated filer ___               Non-accelerated filer ___               Smaller reporting company  X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No  X

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013, was $8,285,600. This calculation does not reflect a determination that persons are affiliates for any other purposes. The registrant does not have non-voting common stock outstanding.

As of March 25, 2014, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 10,150,575.

Documents incorporated by reference:

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the registrant’s fiscal year.

CLEAN DIESEL TECHNOLOGIES, INC.

Annual Report on Form 10-K
For the Year Ended December 31, 2013

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks and uncertainties, as well as assumptions that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements generally are identified by the words “may,” “will,” “project,” “might,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “should,” “could,” “would,” “strategy,” “plan,” “continue,” “pursue,” or the negative of these words or other words or expressions of similar meaning. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. These forward-looking statements are based on information available to us, are current only as of the date on which the statements are made, and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. For a discussion of such risks and uncertainties, please see the discussion under the caption “Risk Factors” contained in this Annual Report on Form 10-K and in other information contained in this annual report and our publicly available filings with the SEC. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

We are a leading technology-focused, global manufacturer and distributor of light duty vehicle catalysts and heavy duty diesel emissions control systems and products to major automakers, integrators and retrofitters. We have more than 13 years history of supplying catalysts to light duty vehicle original equipment manufacturers, or OEMs, and over 30 years of experience in the heavy duty diesel systems market. We have a proven technical and manufacturing competence in the light duty vehicle catalyst market meeting auto makers’ stringent requirements for performance, quality and delivery. Our business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. Since inception, and as set forth below, we have developed a substantial portfolio of patents and related proprietary rights and extensive technological know-how.

We organize our operations in two business divisions: our Catalyst division and our Heavy Duty Diesel Systems division.

Catalyst. Utilizing its unique materials science platform, our Catalyst division develops and produces catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of costly platinum group metals, or PGMs, to operate efficiently. Using our proprietary mixed-phase catalyst, or MPC®, technology, we have developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no PGM content. Our technical and manufacturing capabilities have been established to meet auto makers’ most stringent requirements. Since 2001, we have supplied over eleven million parts to light duty vehicle customers. Our Catalyst division also provides catalyst products for our Heavy Duty Diesel Systems division. We expect growth in this division to be driven by increased sales to existing customers, including Honda, and to new OEMs seeking high performance solutions that alleviate the cost of high PGM found in standard offerings. In addition, we will continue to drive sales internally to our Heavy Duty Diesel Systems division.

Heavy Duty Diesel Systems. Our Heavy Duty Diesel Systems division specializes in the design and manufacture of verified exhaust emissions control solutions. This division offers a full range of products for the verified retrofit and non-retrofit OEM and aftermarket markets through its distribution/dealer network and direct sales. Our Purifilter®, Purifier™, Combifilter®, Cattrap® and Actifilter™ products, along with our catalyst technologies, are used to reduce exhaust emissions created by on-road, off-road and stationary diesel, and alternative fuel engines including propane and natural gas. We also provide Platinum Plus® fuel-borne catalyst technology, ARIS® airless return flow system technology and exhaust gas recirculation with selective catalyst reduction technologies. We believe we offer one of the industry’s most comprehensive portfolios of emission control systems for use in engine retrofit programs that have been evaluated and verified as compliant with applicable regulations by the U.S. Environmental Protection Agency (the “EPA”) and the California Air Resources Board (the “CARB”), as well as by regulators in several European countries. Sales of emission control systems by our Heavy Duty Diesel Systems division are driven by the regulation of diesel emissions, particularly in the State of California.

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

Market Overview

        Regulatory standards have been adopted worldwide to control the exhaust emissions from on- and off-road engines. These emissions typically include nitrogen oxides, hydrocarbons, particulate matter, carbon monoxide and more recently greenhouse gases such as carbon dioxide. Emission regulations for mobile sources have tightened and expanded over the years due to an increased understanding of the impacts of these emissions on human health and the environment. Because standards put in place by the EPA, CARB, the European Union and other international regulators continue to become more restrictive, we view the markets for our products as continually expanding. Although control measures have reduced pollutant emissions per vehicle over the past 40 years, the number of cars and trucks on the road and the miles they are driven have increased significantly in the United States. According to the EPA, the total vehicle miles people travel in the United States increased 178% between 1970 and 2005 and continues to increase. In the United States, there are more than 210 million cars and light duty trucks on the road. According to a March 2014 EPA report, over 149 million Americans today still experience unhealthy levels of air pollution which are linked to adverse health impacts such as hospital admissions, emergency room visits and premature mortality. Motor vehicles remain a particularly important source of air pollution, especially in urban areas.

Our light duty vehicle catalyst products and heavy duty diesel emission control systems are designed specifically to deal with emissions from gasoline, diesel and a variety of alternative fuel powered engines.

Light duty vehicle regulations.  In 1970, the United States Congress passed the Clean Air Act, which required a 90% reduction in emissions from new automobiles by 1975, and resulted in the introduction of the first generation two-way catalytic converter to remove carbon monoxide and hydrocarbon emissions. In 1977, Congress amended the Clean Air Act in order to further reduce the limits for nitrogen oxide emissions which resulted in the introduction of the three-way catalytic converter in 1981. These early emissions standards for automobiles yielded the first improvement in air quality in over 100 years.

In 1990, amendments were made to the Clean Air Act to further reduce nitrogen oxide emission limits by another 40% beginning in 1994. These “Tier 1” standards also resulted in standards for certain trucks. In 1998, the Clinton Administration, auto industry and Northeast States came to a voluntary agreement to implement the National Low Emissions Vehicles, or NLEV, which was fully implemented across the United States by 2001. This program set the stage for formal “Tier 2” standards to be set in 1999, which took effect in 2004.

CARB has typically enacted even more stringent emission standards than the EPA to address its significant air quality challenges. In late 1998, to address light duty vehicle emissions, CARB adopted the Low Emission Vehicle II, or LEV II, program which was a predecessor to the EPA’s NLEV and Tier 2 program. Europe implemented similar regulations under Euro III (effective 2000), Euro IV (effective 2005), and Euro V (effective 2009).

In response to a 2010 Presidential memorandum, the EPA announced in March 2014 their finalized “Tier 3” light duty vehicle emission standards which are to be phased in between 2017 and 2025. The Tier 3 emission standards further reduce emissions from light duty vehicles by approximately 70% to 80% and some heavy duty vehicles by approximately 60%. The EPA Tier 3 standards are closely coordinated with the CARB LEV III standards as well as with the EPA and CARB programs for reducing greenhouse gas emissions from light duty vehicles. The EPA and CARB are setting these new standards to further address air quality and public health issues that exist currently and are projected to continue in the future. Of particular note, they further tighten particulate matter standards to ensure that new advanced combustion strategies such as gasoline direct injection and diesel fueled vehicles do not pose additional new sources of particulate matter.

We currently supply our catalyst products featuring our proprietary MPC ® technology to OEMs such as Honda, whose 2014 Plug-in Hybrid Accord was approved by CARB as the first gasoline-powered car to meet what is known as the SULEV20 standard, the most stringent standard in the nation.

Diesel engine regulations. In 1985, the EPA mandated stringent emission standards for diesel-fueled trucks and busses. In 1991, 1994, 1998, and 2004, emissions standards were largely met with advanced engine technologies. In approximately 375 engine certifications between 1994 and 2006, diesel oxidation catalysts were also used to help engines comply with particulate matter standards.

In 2007, EPA and CARB standards further reduced particulate matter emissions limits for heavy duty engines by an additional 90% which led to the introduction of catalyzed diesel particulate filters. In 2010, nitrogen oxide emissions were reduced by an additional 83% which led to the introduction of selective catalytic reduction catalysts.

Off-road compression ignition emissions standards (non-road Tier 1) were first set in 1996 and consistently phased in and further tightened by off-road Tier 2 and Tier 3 emissions limits. Tier IV emissions limits which have been phased in between 2011 and 2014 saw the first introduction of various exhaust emissions controls including diesel oxidation catalysts, diesel particulate filters and selective catalytic reduction catalysts. Given the global nature of the off-road diesel powered equipment market, common EPA and European Union standards have typically been enacted at comparable times.

Health impact/cost backdrop - According to a 2011 report prepared by the American Lung Association in California, over 90% of California residents live in areas with serious air quality problems, largely caused by the transportation sector. That analysis showed that vehicles not meeting current tailpipe standards would cause $14.5 billion in public health and societal costs annually. In Europe, according to their website, the World Health Organization estimated that particulate matter claims an average of 8.6 months from the life of each person and that €58-161 billion could be saved if deaths from particulate matter pollution were reduced, noting that diesel combustion contributes 1/3 of total emissions of particulate matter less than 2.5 micrometers in diameter (PM 2.5).

Regulatory response and drivers - Governments continue to issue increasingly stringent diesel emission control regulations and mandates. Funding mechanisms are evolving which involve government and private sector funding of emission control projects. Increased compliance with these regulatory initiatives drives demand for our products and the timing of implementation for emission reduction projects.

In the United States, the EPA has established the National Clean Diesel Campaign in order to promote diesel emission reduction strategies and oversee regulatory programs that address new diesel engines as well as other innovative programs to address the millions of diesel engines already in use.  Retrofitting of this fleet was estimated by the EPA to cost approximately $7 billion, according to a 2005 National Clean Diesel Campaign fact sheet.  In the United States, heavy duty diesel retrofits have been driven primarily by subsidy programs supported under the Diesel Emissions Reduction Act, or DERA, the American Recovery and Reconstruction Act, or ARRA, Proposition 1B in California, the U.S. Department of Transportation’s Congestion Mitigation and Air Quality Improvement program, or CMAQ, as well as various other state and local programs.

The CMAQ program provides a flexible funding source to State and local governments for transportation projects and programs to help meet the requirements of the Clean Air Act. Over $2.2 billion in funding was authorized  for 2013 and 2014 to reduce congestion and improve air quality for areas that do not meet the National Ambient Air Quality Standards (NAAQS) for ozone, carbon monoxide or particulate matter (nonattainment areas) and for former nonattainment areas that are now in compliance (maintenance areas). According to a 2012 EPA study, approximately 142 million people live in counties that do not meet the EPA’s NAAQS standards and thus are exposed to substantial penalties for non-compliance (fines/loss of federal highway funds). As a result, states have major incentive to focus on emission reduction, specifically with heavy duty diesel engines as they are the largest contributor of toxic emissions. CMAQ in MAP-21 calls for a State with PM 2.5 nonattainment or maintenance areas to give priority to using funds for projects proven to reduce emissions in such areas—eligible projects to mitigate PM 2.5 include diesel retrofits. It also establishes a set-aside specifically to support this priority. More than $325 million was set-aside in 2013 for PM 2.5 reduction projects.

Several U.S. state, county and city governments have ongoing retrofit programs for on- and off-road diesel engines. California has been a leader in driving increasingly tough emissions standards for heavy duty diesel vehicles. Implementation continues surrounding the 2010 California Truck and Bus Regulation, which mandates that all 1996 through 2006 diesel trucks in Class 7 (gross vehicle weight of 26,001-33,000 pounds) and Class 8 (gross vehicle weight greater than 33,000 pounds) be retrofitted with diesel particulate filters.  Based on figures available from CARB and the Manufacturers of Emission Controls Associations, or MECA, we estimate that during 2014 to 2016, potentially 28,000 heavy duty diesel trucks have yet to be replaced or retrofitted.  Beyond California, we see increased funding and continued retrofit potential in other states including New Jersey, New York, Massachusetts, Illinois and Texas.

Meanwhile, we believe that major South American countries and municipal areas will likely follow Europe and the United States in passing more stringent regulations, funding retrofit programs, and establishing low emission zones, or LEZs.  Stricter London LEZ regulations, which went into effect in early 2012, resulted in the successful retrofit of an estimated 17,000 heavy duty diesel vehicles during 2011 and early 2012. We believe our emission reduction systems were used to retrofit approximately 20% of those vehicles.  Now, cities such as Santiago de Chile and Bogota are leading the way with urban bus retrofit programs. We estimate over 50,000 urban buses could be retrofitted by 2016 in major metropolitan areas in Chile, Colombia and Brazil with the potential for major follow-on LEZ programs and on-road mandates.

Emerging Aftermarket in North America – According to market analysis firm Power System Research, manufacturers in North America have produced on average 250,000 on-road heavy duty diesel vehicles each year since 2007, while the market for medium duty diesel vehicles has averaged 125,000. The emission warranty for these engines expires upon the earlier of 100,000 miles or 5 years. The EPA requirements that were put into effect for 2007 model year engines reduced the allowable limit for particulate matter from 0.10 g/bhp-hr (grams per brake-horsepower-hour) to 0.01 g/bhp-hr. Accordingly, as 2007 model year diesel engines no longer under warranty experience failure and require replacement, aftermarket filters will be in demand. According to a 2012 industry report, the market for medium and heavy duty vehicle after-treatment maintenance and repair is projected to grow from $0.5 billion in 2010 to $3.0 billion by 2017. We expect to leverage our existing technology and know-how to cost effectively serve this emerging market.

Global PGM Supply and Demand. Expensive PGM metals, which include palladium, platinum and rhodium, are used in the manufacture of emission control catalysts, with palladium being the primary component used in catalysts serving the global light duty vehicle market. According to Johnson Matthey PLC’s “Platinum 2013 Interim Review,” in 2013, over 70% of all primary platinum produced originated in Southern Africa and 80% of all primary rhodium. Russia and Southern Africa combined supplied over 75% of palladium. We believe that the continued growth of these metals from the mines in Southern Africa and Russia will be critical in order to meet the increasingly stringent global emission control standards. According to the same report, an estimated $7 billion is spent annually by OEMs on PGM purchases for catalysts. The global auto industry is expected to produce 85 million vehicles in 2014 and over 100 million by 2018, according to IHS Automotive. These production levels are expected to result in a continued increase in PGM demand for the foreseeable future. In addition, continued tightening of emission standards by regulators globally will require increased loading of PGM in emission catalysts. For example, the landmark Tier 3 emission standards recently announced by the EPA are expected to increase per-vehicle PGM requirements and volumes, which will contribute to higher demand for North America. The United States EPA expects the new standards will increase PGM loadings by 50% for palladium and 20% for rhodium. The need to reduce the dependence of the use of PGMs in vehicle emission control systems is one of our primary drivers for developing catalysts that use much less or zero PGM to achieve air quality standards

Strategy

Our strategy is to pursue aggressive development of our unique materials science platform, which we view as the most likely path to enhance growth and improve shareholder value over the long-term. This strategy is intended to build on recent initiatives and announcements, including an increased focus on developing and patenting our proprietary advanced low- and zero-PGM, or ZPGM, catalysts. We believe our disruptive technology provides a solution to OEMs that contrasts current solutions; one that reduces the dependence upon increasingly costly and scarce PGMs to meet stringent emission standards, such as Tier 3. Our strategy includes combining our manufacturing expertise with advanced low-PGM and ZPGM materials to develop advanced catalysts in powder form to allow for potentially broader distribution and delivery options resulting in new commercial opportunities. We intend to pursue licensing and partnership arrangements to accelerate the commercialization of our patented and proprietary materials technology. Our strategic priorities include:

•       Explore strategic options to maximize the value of our manufacturing assets and business;

•       Focus our research and development efforts on new technology development, patent protection and commercialization of new advanced low-PGM and ZPGM materials and robust manufacturing process technology;

•       Aggressively build our patent portfolio to maintain and protect our technology leadership position;

•       Develop and qualify emission catalysts for a variety of applications in multiple segments of the emissions control market;

•       Seek customers or partners for core emission control technologies via development partnerships, licensing, joint venture or manufacturing agreements and pursue short-term catalyst sales opportunities;  and

•       Pursue new end markets, including fuel cells, petro-chemicals and thermo-electrics.

Since 2013, we have filed 40 patents pertaining to our unique ZPGM catalyst technology and 6 patents pertaining to our advanced low-PGM catalyst technology. While we have not developed any licensing arrangements or new OEM customers, the development of our advanced low-PGM and ZPGM technology and its commercialization is a strategic priority and will require investment in research, development, marketing and sales.

Our strategy also includes a continued focus on growth opportunities in certain segments of the heavy duty diesel systems market that will benefit most from our catalyst technology and strengths in that space. We expect to continue to leverage our vertical integration and capitalize on the growing market for heavy duty diesel systems, including near-term retrofit opportunities in North America, particularly in California, and anticipated opportunities in South America as well as in the emerging aftermarket for emission control systems. Our Heavy Duty Diesel Systems division affords us opportunities to field test and commercialize new proprietary catalyst technologies. We continue to seek opportunities to grow our OEM customer base and expand our presence in the heavy duty diesel markets. We continue to evaluate and refine our strategic plan.

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

Superior Catalyst Performance. Our proprietary MPC® technology enables us to produce catalytic coatings capable of significantly better catalytic performance than previously available. We have achieved this demonstrated performance advantage by creating a catalyst using unique nanostructures with superior stability under prolonged exposure to high temperatures. This nanostructure technology enables the oxide catalysts in its compounds to resist sintering, or fusing, thereby maintaining a high catalytic surface area. As a result, in heavy duty diesel and automotive applications, our catalyst formulations are able to maintain high levels of performance over time using substantially lower – or zero –PGMs than products previously available. With new developments underway, we are making significant progress towards new ZPGM oxide materials to enable PGM-free three-way catalysts and diesel oxidation catalysts as well as low-PGM products with performance synergies.

Catalyst Cost Advantage. Globally, the emission control catalyst market is estimated to reach $7.7 billion by 2017 from approximately $6 billion today, according to a report issued by Global Industry Analysts, Inc. in 2012. According to Johnson Matthey PLC’s “Platinum 2013 Interim Review,” it is estimated that an additional $7 billion will be spent annually by OEMs on PGM purchases for catalysts. In the automotive market in particular, where PGM costs represent a large portion of manufacturers’ costs, a significant benefit of our catalyst technology is that it offers performance equal to or exceeding that of other catalyst technologies with up to a 50% reduction in PGM loadings — platinum, palladium and rhodium. The cost of PGMs has trended up over the past 15 years due to growing demand and limited supply. In 2013, the average troy ounce costs of PGMs were $725 for palladium, $1,487 for platinum and $1,075 for rhodium compared to the base metals used in certain of our catalysts that cost less than $1 per troy ounce.

Highly Customizable Catalyst Formulations. Our proprietary MPC® technology is a design approach, as opposed to a single chemical formulation. We have developed this technology since inception as a platform that can be tailored for a range of different industrial catalyst applications. Specifically, our formulations can be tailored in two distinct ways. First, the oxide compounds used in our formulations can be adapted for specific applications by adding to them, or doping them with, a wide range of chemical elements, a process known as tuning. This technical approach is accelerating with major new resource investments to establish a new family of ZPGM oxide compounds. By contrast, the catalyst offerings of our competitors can be tuned only by adjusting the PGM content. Second, we are able to vary the mixtures of our compounds to create customized solutions for specific applications. In the emissions control market, these two independent design mechanisms allow for customization and optimization for different vehicle platforms within the auto industry, complex heavy duty diesel equipment for OEMs, aftermarket and retrofit markets, and for different applications in the energy sector, such as selective catalytic reduction nitrogen oxide control for industrial and utility boilers, process heaters, gas turbines and generator sets. In addition, the material science underlying our MPC® technology could have applications where reduction in PGMs would provide cost advantages. These could include applications in the fuel cell, petrochemical and refinery, and thermoelectric industries.

Proven Durability. Our products and systems have undergone substantial laboratory and field testing by our existing and prospective customers and have demonstrated their durability and reliability in a wide range of applications in actual use for many years. In addition, our products and systems have achieved numerous certifications and meet or exceed industry standards. Of particular note, our Catalyst division has supplied over eleven million catalyst parts to light duty vehicle customers since 2001.

Broad Portfolio of Verified Heavy Duty Diesel Systems. We believe we offer one of the industry’s most comprehensive portfolios of system products that have been evaluated and verified (approved) by the EPA and CARB, as well as regulators in several European countries, for use in engine retrofit programs. Additionally, we have a thorough understanding of the verification process and the demonstrated ability to obtain broad verifications of products for use in the retrofit market.

Compatibility with Existing Manufacturing Infrastructure and Operating Specifications. Catalytic converters using our catalyst products are compatible with existing automotive manufacturing processes as well as specific vehicle operating specifications. There is no need for our customers to change their manufacturing operations, processes, or how their products operate in order to utilize our proprietary technology. Our heavy duty diesel emission control products and solutions are engineered to each customer’s specific application and designed to deliver custom and industry-leading solutions that meet or exceed environmental mandates.

        Technology

        We have succeeded in developing a world-class technology portfolio to meet and exceed regulatory emission standards around the globe. In particular, our MPC® and Platinum Plus® fuel-borne catalyst technologies, as well as our diesel particulate filter and selective catalytic reduction system design and packaging know-how, are at the core of our business.

        ZPGM materials. Our new technology pathway now gathering momentum is based on two major themes. One is the discovery and development of a powder process route to making new nano-scale powder materials that can be readily coated and formed into catalyst products. These materials synthesized by scalable, industry standard processes are driving new levels of performance in ZPGM and low-PGM diesel oxidation catalysts and three-way catalysts, both of which are currently the main users of PGM worldwide. The second and related theme is the specific discoveries in the structure and composition of new families of base-metal oxide materials, or ZPGM materials that can be synthesized as powders. The parallel discovery of advanced ZPGM compositions and low-cost and efficient powder synthesis techniques opens the path for a new generation of products and new business models for stronger commercialization.

        Our current Catalyst technologies include:

        MPC®. We have developed and patented intellectual property rights to a novel technology for creating and manufacturing catalysts known as mixed phase catalyst (MPC®). This technology involves the self-assembly of a ceramic oxide matrix with catalytic metals precisely positioned within three-dimensional structures. The MPC® design gives our catalyst products two critical attributes that differentiate them from competing offerings: superior stability that allows heat, resistance and high performance with very low levels of precious metals; and base metal activation that allows base metals to be used instead of costly PGMs without compromising catalytic performance. The stability platform will continue to be important in the context of the new ZPGM materials. The design methodology of sintering resistance will continue to be a key focus as we integrate the new materials with full catalyst design strategies.

        Platinum Plus®. We have developed and patented our Platinum Plus® fuel-borne catalyst as a diesel fuel soluble additive, which contains minute amounts of organo-metallic platinum and cerium catalysts. Platinum Plus® enables rapid conversion of particulate matter from diesel engines when coupled with a diesel particulate filter. It also improves combustion, which acts to reduce engine-out emissions. Platinum Plus® fuel-borne catalyst lends itself to a wide range of enabling solutions including diesel particulate filtration, low emission biodiesel, carbon reduction and exhaust emission reduction. Environmentally conscious corporations and fleets can utilize this solution to voluntarily reduce emissions.

        Our selective catalytic reduction systems design and packaging know-how includes:

        ARIS®. We have developed technology for selective catalytic reduction using urea, which is a highly effective method of reducing oxides of nitrogen. ARIS® technology forms a key part of the selective catalytic reduction system and is an advanced, computer-controlled, reagent injection system. Our ARIS® technology applies to single-fluid systems, methods of control and the combination of selective catalytic reduction with exhaust gas recirculation technology. It covers a concept for injecting urea into the engine exhaust where it reacts across a catalyst to reduce oxides of nitrogen and water vapor. ARIS® technology also provides reliable hydrocarbon (HC) injection into the exhaust stream for applications including lean NOx traps, reformer systems and diesel particulate filter active regeneration. Effective heat removal and reliable, trouble-free fuel injection for durable exhaust emissions systems performance is a paramount consideration for designing OEM and retrofit solutions. Our patented ARIS® for selective catalytic reduction reduces nitrogen oxide by up to 90%. We have numerous U.S. and corresponding international patents on the use of ARIS® technology.

        Exhaust Gas Recirculation and Selective Catalytic Reduction. Exhaust Gas Recirculation, or EGR, and Selective Catalytic Reduction, or SCR, are technologies developed in the global transportation industry by manufacturers of diesel powered equipment. In order to meet the standards of oxides of nitrogen emissions defined by the EPA and other global environmental regulation agencies. In 1997, we developed and patented the concept of combined use of EGR and SCR to minimize emissions and take advantage of the benefits each can bring in terms of oxides of nitrogen reduction. As legislation tightens across the globe, we believe EGR in combination with SCR is a key solution to meet strict oxides of nitrogen solutions. Previously seen as competing approaches, combined EGR/SCR allows users to meet strict oxides of nitrogen levels outlined by the U.S. 2010 and Euro 6/VI emission standards. The EGR system can be activated to reduce oxides of nitrogen when starting a cold engine. The SCR operates at a higher temperature when the catalyst is fully active and at low EGR rates. With both EGR and SCR in place, engines can be fine-tuned to optimize fuel efficiency and deliver greater emissions reduction. We have intellectual property holdings for the design and implementation of these combination systems and have licensed these patents to several industry providers.

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

        Catalysts for Gasoline Engines. Three-way catalytic converters have been the primary emission control technology on light-duty gasoline vehicles since the early 1980’s. Our technology for light duty vehicles significantly improves catalytic performance, is highly durable and cost-effective. We have developed unique nanostructures that are extremely thermally stable and resistant to sintering. Catalytic converters using our technology have superior catalytic performance, can cost substantially less as a result of significantly reduced PGM or zero-PGM loadings, have comparable or better durability and are physically and operationally compatible with all existing manufacturing processes and operating requirements. Our solution is based on industry-leading, patent-protected technology and a scalable manufacturing business model.

        Catalysts for Diesel Engines. Diesel engines are more durable and are more fuel efficient than gasoline engines, but can pollute significantly more. Current techniques for diesel engines to meet emissions standards require the use of several methods, including diesel oxidation catalysts, catalyzed diesel particulate filters and selective catalytic reduction systems. We have been producing diesel oxidation catalysts since 2000. We offer a full range of catalyst products for the control of carbon monoxide, hydrocarbons, particulate matter and nitrogen oxide in light and heavy duty applications.

        Catalysts for Energy Applications. We have developed and can manufacture catalysts for use in selective catalytic reduction and carbon monoxide reduction systems, which are used to reduce nitrogen oxide and carbon monoxide emissions from natural gas and petroleum gas burning utility plants, industrial process plants, OEMs, refineries, food processors, product manufacturers and universities. Our customized catalysts provide design flexibility and our proprietary MPC® coating technology allows for optimal temperature operation of the plant and an overall superior system design when compared to existing technologies. We have achieved this demonstrated performance advantage by creating a catalyst using unique nanostructures with superior stability under prolonged exposure to high temperatures.

        In addition to the portfolio of products already developed from our proprietary MPC® technology platform, we have a pipeline of new products under development. We are working on the next generation of our current product offerings and in growing the portfolio of ZPGM products and verified technologies.

        Other potential applications. Our disruptive and unique materials science technology provides a number of potential vertical market opportunities for us that we are focused on pursuing. These opportunities arise from our ability to reduce the use of PGMs and even eliminate the PGM content. Other than the emission reduction market, we believe that the fuel cells market, petrochemicals catalyst market and the thermoelectric market may provide us the opportunity to use our materials science technology to develop and sell or license products.

Heavy Duty Diesel Systems Division

        Our Heavy Duty Diesel Systems division offers a full range of products globally for OEM and verified retrofit markets for the reduction of exhaust emissions of on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. These division products include:

        Diesel Oxidation Catalysts. A diesel oxidation catalyst is a device that utilizes a chemical process in order to break down pollutants from diesel engines in the exhaust stream, turning them into less harmful components. When combined with our closed crankcase ventilation system, our AZ Purifier™ and AZ Purimuffler® DOCs can reduce particulate matter by up to 40%. Our line of DOC products also includes DZ and EZ Purifier™.

        Diesel Particulate Filters. A diesel particulate filter is a device designed to remove diesel particulate matter, or soot, from the exhaust of diesel engines. Diesel particulate filters typically remove more than 85% to 90% of the soot found in diesel emissions.  Diesel particulate filter systems utilize two methodologies to regenerate the filter: (1) passive filter regeneration, which uses heat generated by the exhaust to oxidize soot; or (2) active filter regeneration, where external energy sources are employed to initiate filter regeneration. Our systems can reduce particulate matter by up to 90% or more. We market both passively and actively regenerating diesel particulate filters under the Purifilter®, Combifilter®, Purifier™, Actifilter™  and Cattrap®  brand names.

        Closed Crankcase Ventilation Systems. Closed crankcase ventilation systems assist in elevating the level of exhaust emission reduction by eliminating crankcase emissions. Our closed crankcase ventilation system is a truly closed crankcase ventilation system that effectively eliminates 100% of crankcase emissions at all times. Our line of closed crankcase ventilation systems are EPA verified in connection with our AZ Purifier™ and AZ Purimuffler® diesel oxidation catalyst products, helping customers not only lower emissions, but lower operating costs as well.

        Alternative Fuel Products. We design and supply verified products to address the emissions issues of liquefied petroleum gas and compressed natural gas fueled engines used in industrial applications such as forklifts, aerial platforms, etc. We have been providing three-way catalyst technology in both integrated muffler form and catalytic converter style to OEMs and manufacturers of record since the inception of the Large Spark Ignited Regulation by the EPA and CARB. We also offer a two-Way Purimuffler® product for liquefied petroleum gas, and gasoline industrial engines.

        Exhaust Accessories and Specialty Parts. We manufacture a wide array of exhaust accessories including connectors, elbows, mounting brackets, clamps, exhaust stacks and guards, and intake air components. These exhaust accessories are used as aftermarket replacement components or in the installation of OEM and verified retrofit products. Our CombiClean® systems utilize economical, safe and environmentally friendly technology developed to clean diesel filters, whether it is a passive filter, or active, cordierite or silicon carbide filter. Our Back Pressure Monitor and Logger provides onboard monitoring of retrofitted emissions control systems, providing the operator notification of required maintenance.

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

Sales and Marketing

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

        A significant portion of Catalyst division sales to external customers in 2013 and 2012 were made to Honda. Sales to Honda represented 83% and 75% of Catalyst division revenues and 39% and 30% of consolidated revenues for the years ended December 31, 2013 and 2012, respectively. A significant loss in sales to Honda could have a material adverse effect on our business.

        We sell our heavy duty diesel system products to customers worldwide through a large network of dealers and distributors, as well as directly to OEM customers. The dealers and distributors receive a discount from list price or a commission, which varies depending on the product sold. Customers purchase these heavy duty diesel system products to reduce emissions for either retrofit or OEM applications. Retrofit applications generally involve funded projects that use “approved systems” that are one-off in nature. Typical retrofit end-user customers include school districts, municipalities and other fleet operators. OEM customers include manufacturers of heavy duty diesel equipment, such as mining equipment, vehicles, generator sets and construction equipment. The market for our heavy duty diesel systems products is heavily influenced by government funding of emissions control projects. In addition, adoption and implementation of diesel emission control regulations drives demand for our products.

        Our total backlog of confirmed orders was approximately $6.4 million at December 31, 2013 and $4.7 million at December 31, 2012. We expect to fulfill the confirmed orders as of December 31, 2013 during 2014.

       We also have an investment in TC Catalyst, Inc. (“TCC”), an entity that manufactures and distributes catalysts in the Asia-Pacific territories including, among other countries, China, Japan and South Korea. In 2008 and 2009, we sold and transferred specific heavy duty catalyst and three-way catalyst technology and intellectual property for use in the defined area to our investment partner in TCC, Tanaka Holdings Kabushiki Kaisha, a Japanese company (together with its subsidiary, Tanka Kikinzoku Kogyo Kabushiki Kaisha (“TKK”), who agreed to provide certain of that intellectual property to TCC on a royalty-free basis.

Competition

        Our company operates in two market segments, with two different competitive landscapes.

        Catalyst. The catalyst industry is highly concentrated with a few major competitors as a result of continuing consolidation through acquisitions. The major competitors are diversified enterprises with catalysts representing one of several lines of business. Our Catalyst division competes directly against BASF GmbH, Johnson Matthey plc and Umicore Limited Liability Company. In the worldwide market the key competitive factors are:

•         Ability to provide a solution that satisfies emission reduction regulations;

•         Total cost of product (inclusive of PGM);

•         Ability to transition new products from development to production;

•         On-time delivery to support customer production requirements; and

•         Financial stability and global reach.

        We believe that our low PGM catalysts and history of service provide us with a competitive advantage that is in some cases offset by our lack of financial stability and size.

        Heavy Duty Diesel Systems. Our Heavy Duty Diesel Systems division competes directly against other companies that market verified products. In North America, our key competitors with verified products include: Donaldson Company, Inc., ESW, Inc., Hug Filtersystems and Johnson Matthey plc. In Europe, we compete with a number of companies, including Dinex Exhausts Ltd, Eminox Ltd, Huss Group and HJS Emission Technology. Key competitive factors are:

•         Having a broad portfolio of verified products;

•         Performance track record with dealers, distributors and end-use customers; and

•         Ability to provide cost effective innovative solutions.

        We believe that we are very competitive on all key criteria with other companies in this marketplace.

Manufacturing Operations

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

        We maintain ISO 9001:2008, ISO/TS 16949:2009 and ISO 14001:2004 certifications.

        Our raw material requirements vary by division. Our Catalyst division purchases ceramic substrates that we coat with specialty formulated catalysts comprised of PGMs and various chemicals. PGMs are either provided on a consignment basis by the customers of the division or are purchased by us on behalf of the customer. Our Heavy Duty Diesel Systems division purchases filters, filters coated with catalysts and other materials to manufacture our emission systems, which are purchased from third party suppliers as well as internally from our Catalyst division. For the Catalyst division, the availability of our raw materials is generally dictated by global market supply of key materials. Key materials such as rare earth metals and platinum group metals have at times had supply constricted due to global supply constraints. The ceramic substrates that we buy are generally sourced by our automotive OEM customers and adequate supply is generally available. The filters for our Heavy Duty Diesel division can generally be purchased from more than one source, limiting our risk of supply, and coated filters, can be sourced from either our Catalyst division or outside suppliers, though changing suppliers for some catalysts may require regulatory approval. For further discussion of risk of supply, see “Risk Factors—Failure of one or more key suppliers to timely deliver could prevent, delay or limit us from supplying products. Delays in delivery times for platinum group metal purchases could also result in losses due to fluctuations in prices. Delays in the delivery times and cost impact of the world-wide shortage of rare earth metals could delay us from supplying products and could result in lower profits” in Item IA.

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

        Since we began pursuing additional catalyst markets, we have sought patent protection in relation to any new industries and new countries in which we expect to do business. We currently have 165 issued patents and 99 pending applications covering the following main technologies: fundamental catalyst formulations based on perovskite mixed metal oxides applicable to all catalyst markets, Mixed Phase Catalyst (MPC®) technology, PGM-free catalyzed diesel particulate filter, selective catalytic reduction, diesel oxidation catalyst, ZPGM three-way catalyst formulations, ZPGM diesel oxidation catalyst, palladium three-way catalyst formulations, fuel-borne catalysts, optimization and stabilization of oxygen storage materials without rare earth materials, exhaust gas recirculation with selective catalytic reduction and exhaust systems for diesel engines incorporating particulate filters. Currently, our patents have expiration dates ranging from 2014 through 2030.

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

Research and Development

        Our research and development in catalyst technology has resulted in a broad array of products for the light duty vehicle and heavy duty diesel markets. Our greatest strength in the catalyst business lies in the technical sophistication and cost-to-performance ratio of our products. Product development in our Heavy Duty Diesel Systems division has resulted in a broad family of verified products and systems. We credit our accomplishments to strong engineering capabilities, an experienced team, streamlined product development processes and solid experience in the verification and approval process. We seek to acquire competitive advantage through the use of customized catalysts for our emission control systems. We spent approximately $4.7 million and $6.7 million on research and development activities in the years ended December 31, 2013 and 2012, respectively.

Employees

        As of December 31, 2013, we had 149 full time employees and 2 part time employees. None of our employees is a party to a collective bargaining agreement. We also retain outside consultants and sales and marketing consultants and agents.

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

Each of CDTi and CSI has suffered losses from operations since inception. We had an accumulated deficit of $181.7 million and $174.6 million as of December 31, 2013 and 2012, respectively. Additionally, we have historically operated with negative cash flow from operations. We had operating cash flow deficits from continuing operations of $0.4 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively. Although we may identify areas where economies can be effected, whether or not we will be successful in realizing these cost-savings, as well as when we are able to effect these economies and the overall restructuring costs we may incur cannot be known at this time. In addition, while we have identified revenue opportunities that if realized would positively affect our cash flows, there is no assurance that such opportunities will be realized. All of these will be important factors in determining whether we will have sufficient cash resources available to maintain our operations for any appreciable length of time or seek to implement our business strategies, including with respect to the development, patent protection and commercialization of advanced low- and zero-platinum group metal, or ZPGM, technologies. In the event that we are unable to generate revenues or raise additional funds, we may be required to delay, reduce or severely curtail our operations or the implementation of our business strategies or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

        The report of our independent auditors dated March 31, 2014 on our financial statements for the period ended December 31, 2013, included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our inability to establish an ongoing source of revenue sufficient to cover our operating costs and recurring losses from operations. Our ability to continue as a going concern will be determined by our ability to generate sufficient cash flow to sustain our operations and/or raise additional capital in the form of debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which will likely result in significant legal and accounting expense and diversion of management resources, and current and potential stockholders may lose confidence in our financial reporting and the market price of our stock will likely decline.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.

Any failure to maintain internal controls could adversely affect our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. If we do not file our financial statements on a timely basis as required by the SEC and The NASDAQ Capital Market, we could face negative consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. We can give no assurance that material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, in the future our controls and procedures may no longer be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. Responding to inquiries from the SEC or The NASDAQ Capital Market, regardless of the outcome, are likely to consume a significant amount of our management resources and cause us to incur significant legal and accounting expense. Further, many companies that have restated their historical financial statements have experienced a decline in stock price and related stockholder lawsuits.

Funding from our existing equity line of credit may be limited or be insufficient to implement our growth plans.

        Under our purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital (“LPC”), we may direct LPC to purchase up to $10.0 million worth of shares of our common stock over a 30 month period through April 24, 2014 generally in amounts of up to $0.5 million every business day, which amounts may be increased under certain circumstances.  We currently have registered 1,702,836 shares for purchase shares under the agreement. The aggregate number of shares issued pursuant to the Purchase Agreement is limited to 1,434,994 shares of common stock (19.99% of the outstanding shares of our common stock on October 7, 2011, the date of the Purchase Agreement) (the “Exchange Cap”), unless and until shareholder approval is obtained. The Exchange Cap is not applicable for at-market transactions, defined as when the average price for all shares purchased pursuant to the Purchase Agreement is greater than or equal the signing price per the agreement of $2.76 plus $0.254, or $3.014 per share. Assuming a purchase price of $2.87 per share (the arithmetic average of the three lowest closing sale prices for our common stock during the 12 consecutive business days ending on March 17, 2014) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to us would be $4.9 million. If the purchase was limited to the Exchange Cap of 1,434,994 shares, proceeds to us would be approximately $4.1 million, assuming a purchase price of $2.87 per share. The extent to which we rely on LPC as a source of funding will depend on a number of factors including, the amount, if any, of additional working capital needed, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If we are unable to sell enough of our products to finance our working capital requirements and if sufficient funding from LPC were to prove unavailable or prohibitively dilutive, we would need to secure another source of funding. Even if we sell all $10.0 million worth of shares of our common stock under the Purchase Agreement to LPC, there can be no assurance this would be sufficient to fully implement our growth plans in all cases. Moreover, the Purchase Agreement expires on April 24, 2014, which adds additional constraints on our ability to obtain financing from LPC to finance our working capital requirements.

If the revenues from our growth opportunities and operations are below expectations or delayed, we could require additional working capital in order to maintain our operations.

We have historically relied on outside sources of funding in the form of debt or equity. Although we have a demand credit facility backed by our receivables and inventory, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if the lender chooses not to finance a portion of our receivables or inventory. Additionally, the lender may terminate the facility at any time. We were successful in raising $1.7 million through a public offering of shares in July 2013 but there is no guarantee that should the need arise, we will be able to do so again.

Any required additional funding may be in the form of debt financing or a private or public offering of equity securities. We believe that debt financing would be difficult to obtain because of our limited assets and cash flows as well as current general economic conditions. Any additional offering of shares of our common stock or of securities convertible into shares of our common stock may result in further dilution to our existing stockholders. Our ability to consummate a financing will depend not only on our ability to achieve positive operating results, but also on conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available if needed, or on acceptable terms. In the event that we are unable to raise such funds, we may be required to delay, reduce or severely curtail our operations or the implementation of our business strategies or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

Future growth of our business depends, in part, on the general availability of funding for emissions control programs, as well as enforcement of existing emissions-related environmental regulations and further tightening of emission standards worldwide.

Future growth of our business depends in part on the general availability of funding for emissions control programs, which can be affected for economic as well as political reasons. For example, in light of the recent budget crisis in California, funding was not available for a state-funded emissions control project for off-road diesel equipment and its start date was pushed back. Additionally, funding for the EPA’s Diesel Emissions Reductions Act, or DERA, for 2014 has been substantially reduced from historic levels and beyond remains uncertain as budget discussions continue to be debated in the U.S. Congress. Funding under the U.S. Congestion Mitigation and Air Quality program or CMAQ can be used by states for a variety of emission reduction programs including purchase of new vehicles, building high occupancy travel lanes (car-pool lanes) and retrofit programs. To the extent that these funds are not used for retrofit programs, it limits our sales opportunities. Funding for these types of emissions control projects drives demand for our products. If such funding is not available, it can negatively affect our future growth prospects. In addition to funding, we also expect that our future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide. If such standards do not continue to become stricter or are loosened or are not enforced by governmental authorities due to commercial and business pressure or otherwise, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

Foreign currency fluctuations could impact financial performance.

Because of our activities in the U.K., Europe, Canada and Asia, we are exposed to fluctuations in foreign currency rates. We may manage the risk to such exposure by entering into foreign currency futures and option contracts of which there were none in 2013 or 2012. Foreign currency fluctuations may have a significant effect on our operations in the future.

The Merger adversely affects our ability to take advantage of the significant U.S. federal tax loss carryforwards and tax credits accumulated.

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

Risks Related to Our Business

We cannot assure you that we will be successful in realigning our strategic path.

Our board of directors and management team conducted a strategic review of our business and determined to pursue aggressive development of our unique materials science platform. The new strategy contemplated an increased focus on patenting our proprietary advanced low-PGM and zero-PGM, or ZPGM, catalysts. We determined to pursue licensing and partnership arrangements to accelerate the commercialization of our patented and proprietary materials technology and reduce our need for additional, significant capital expenditures to expand our manufacturing platform.

Based on our strategic review, we defined our near-term priorities as follows:

•       Explore strategic options to maximize the value of our existing manufacturing assets and business;

•       Focus our research and development efforts on technology development, patent protection and commercialization of new advanced low-PGM and ZPGM materials and robust manufacturing process technology;

•       Aggressively build our patent portfolio to maintain and protect our technology leadership position;

•       Develop and qualify emission catalysts for a variety of applications in multiple segments of the emissions control market;

•       Seek customers or partners for core emission control technologies via development partnerships, licensing, joint venture or manufacturing agreements and pursue short-term catalyst sales opportunities; and

•       Pursue new end markets, including fuel cells, petro-chemicals and thermo-electrics.

We cannot assure you that these efforts will be successful and, if they are, that they will have the intended effect of increasing profitability.

We may not be able to implement these strategies for a number of reasons, including, but not limited to:

•       Unforeseen costs and delays;

•       Unexpected legal, regulatory, or administrative hurdles;

•       Unfamiliarity with these initiatives;

•       Restrictions on our technology; and

•       The inability to:

▪  Obtain additional capital to pursue such strategies on favorable terms or at all;

▪  Protect our intellectual property;

▪  Secure viable alternatives to maximize the value of our manufacturing assets and business;

▪  Develop products that meet or exceed the qualification standards of OEMs and partners;

▪  Find suitable third parties with whom to enter into licensing or partnering arrangements or invest in our business;

▪  Create innovative products and technologies that provide value to our customers; and

▪  Compete successfully or enter new markets.

In this regard, we have not developed any licensing arrangements or new OEM customers to date, and have terminated our joint venture with Pirelli.  We have also not made any final decisions regarding our manufacturing operations.  Moreover, we believe some of these initiatives to be relatively uncommon in our industry, and, as a result, are unfamiliar to us.  The success of our business assumes we will be able to execute these strategies and increase our profitability as a result.  This assumption is unproven, and, if incorrect, we may be unable to generate sufficient revenues to sustain our business, implement or business strategies, or to obtain profitability.

Furthermore, in attempting to execute these strategies, we may harm our relationships with customers, suppliers, employees or other third parties, any of which could be significant. The process of exploring, financing, and realigning our strategic path may also be disruptive to our business. While we believe the pursuit of these strategies will have a positive effect on our profitability in the long-term, there is no assurance that this will be the case. If we are not successful in our efforts to carry out these strategies, our business, financial condition, and results of operation may be adversely affected.

Historically, we have been dependent on a few major customers, particularly Honda, for a significant portion of our revenue and our revenue could decline if we are unable to maintain those relationships, if customers reduce their orders for their products, or if we are unable to secure new customers.  In addition, we have an agreement with Honda that could limit our rights to commercialize certain technology which could adversely affect our technology licensing strategy.

      Historically, we have derived a significant portion of our revenue from a limited number of customers. For the years ended December 31, 2013 and 2012, sales to Honda, our largest customer, accounted for approximately 39% and 30%, respectively, of our revenue. While we continually seek to broaden our customer base, it is likely that for the foreseeable future we will remain dependent on Honda to supply a substantial portion of our revenue. Manufacturers typically seek to have two or more sources of critical components; however, there can be no assurance that manufacturers for which we are a shared supplier will not sole source the products we supply. Once our product is designed into a vehicle model, we generally supply our component for the life of that model. There can be no assurance, however, that our customers will retain us for a full model term. In this regard, relationships with our customers are based on purchase orders rather than long-term formal supply agreements and customers can discontinue or materially reduce orders without warning or penalty. In addition, while new models tend to remain relatively stable for a few years, there can be no assurance that manufacturers will not change models more rapidly, or change the performance requirements of components used in those models, and use other suppliers for these new or revised models. Demand for our products is tied directly to demand for vehicles. Accordingly, factors that affect the truck and automobile markets have a direct effect on our business, including factors outside of our control, such as vehicle sales slowdowns due to economic concerns, or as a result of natural disasters, including earthquakes and/or tsunamis. The loss of one or more of our significant customers, or reduced demand from one or more of our significant customers, particularly Honda, would result in an adverse effect on our revenue, and could affect our ability to become profitable or continue our business operations.

In conjunction with our longstanding relationship with Honda, we entered into a joint research agreement with the motorcycle division of Honda regarding the development of ZPGM catalysts for motorcycles. The agreement was signed in 2010, extended in 2012 and expires on March 31, 2014, although confidentiality provisions survive thereafter. The agreement provides that technology within the scope of the agreement developed solely by one party is owned by that party, and that technology within the scope of the agreement that is jointly developed by both parties is jointly owned. Beginning in April, the parties plan to assess what technology, if any, developed during the term of the agreement is jointly owned. To the extent that Honda is a joint owner of critical technology developed under the agreement, Honda (including its automotive division) might not be required to pay us a license or royalty fee for use of the jointly owned technology; Honda may be able to manufacture its own catalysts based on the jointly owned technology; and Honda may be able to license the jointly owned technology to others without our consent. In addition, under the terms of the agreement, we may not be able to license jointly owned technology to others without Honda’s consent. Our inability to license jointly owned technology to others could adversely affect our technology licensing strategy. Further, as noted above, we do not have long-term supply agreements with Honda and accordingly Honda could terminate its relationship with us at any time for any reason.

We are not able to sell our current products in certain countries in Asia since such products are based on technology which we sold to a third party.

 In February 2008, we established a joint venture in Japan called TC Catalyst, Inc., or TCC, with Tanaka Holdings Kabushiki Kaisha, a Japanese company, which, together with its subsidiary Tanaka Kikinzoku Kogyo Kabushiki Kaisha, is referred to herein as TKK. Initially, we and TKK each owned 50% of TCC, but since formation we have sold most of our stake in the venture to TKK and now own 5%. In connection with these transactions, we also sold to TKK certain proprietary technology for sale, licensing or use in various countries in Asia (the “Territory”). In general, the technology covers our catalyst formulations (including platinum and zero platinum) developed for heavy duty commercial vehicles and other applications through 2013, and for non-commercial light vehicles through 2012. In addition, TKK has a right to cause us to license heavy duty commercial technology to TKK or TCC in exchange for a royalty if TKK or TCC desire to sell related products or services outside the Territory to subsidiaries of OEM customers located within the Territory. We have also agreed not to compete in the Territory with TKK or TC Catalyst in connection with heavy duty commercial vehicles and applications and light duty vehicles.

We currently sell our catalyst products primarily in the U.S., and do not plan on selling our products in the Territory in the near term due to the additional burdens and resources involved in establishing a local manufacturing presence and other factors.  However, if circumstances change, and selling our current products in the Territory in the near term becomes desirable, we currently would be prohibited from doing so, which could adversely affect our ability to expand unless we obtain a license and/or waiver from TKK.

In addition, the Company recently discovered that an exception allowing it to continue to supply catalysts in Japan to its largest customer, Honda, had been omitted in an amendment to the original transaction documents with TKK. The Company has shipped $8.5 million of catalysts covered by the agreements since such amendment. The Company is in discussions with TKK regarding correcting this omission, but, in order to do so, may have to pay TKK a royalty on past and future sales of catalysts covered by the agreement. If the Company is unable to reach an agreement with TKK covering past and future shipments of catalysts covered by the agreement, the Company would likely have to suspend shipments of catalysts in Japan to its largest customer, which could adversely affect its relationship with its largest customer, as well as its business and financial performance. In addition, TKK could sue for breach of the agreements, to enjoin future shipments into Japan if we fail to discontinue them voluntarily, and/or for any other available remedies, any of which (including the mere cost to defend such a lawsuit) could have a material adverse effect on our business and financial performance.

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

We rely on patent, trademark and copyright law, trade secret protection, and confidentiality and other agreements with employees, customers, partners and others to protect our intellectual property. In addition, some of our intellectual property is not protected by any patent or patent application. The lack of patent and trademark protection may be intentional as we may lack sufficient resources to protect our intellectual property in every applicable jurisdiction. As a result, it may be possible for third parties to obtain and use our intellectual property without the need to obtain our authorization.

We do not know whether any patents will be issued from our pending or future patent applications or whether the scope of any issued patents is or will be sufficiently broad to protect our technologies. Moreover, patent applications and issued patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits. In addition, the laws of some foreign countries may not protect or enforce intellectual property rights to the same extent as do the laws of the United States.

The patents protecting our proprietary technologies expire after a period of time. Currently, our patents have expiration dates ranging from 2014 through 2030. Although we have attempted to incorporate technology from our core patents into specific patented product applications, product designs and packaging, there can be no assurance that this building block approach will be successful in protecting our proprietary technology and products. If we are not successful in protecting our proprietary technology, it could have a material adverse effect on our business, financial condition and results of operations. In recent periods, questions have arisen regarding our exclusive ownership and control of  certain technologies, including by our principal customer, Honda, and a former employee, who claims ownership in a patent relating to ZPGM. In addition, we have sold  technology for exclusive use in Asia to another party.   See "—Historically, we have been dependent on a few major customers, particularly Honda…" and "—We may not be able to sell our current products in certain countries in Asia since such products are based on technology which we sold to a third party" above. Past or future weaknesses in control of our intellectual property could render unachievable our current strategies, require that we change our strategies which could prove unsuccessful, result in litigation over ownership issues including the costs thereof and potential adverse findings, require that we pay to license back technology that we developed or co-developed, or otherwise material adversely affect us, our business and our financial performance.

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

There can be no assurance that we will be successful in enforcing our proprietary rights. For example, from time to time we have become aware of competing technologies employed by third parties who might be covered by one or more of our patents. In such situations, we may seek to grant licenses to such third parties or seek to stop the infringement, including through the threat of legal action. There is no assurance that we would be successful in negotiating a license agreement on favorable terms, if at all, or able to stop the infringement. Any infringement upon our intellectual property rights could have an adverse effect on our ability to develop and sell commercially competitive systems and components.

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

PGM and rare earth price fluctuations could impact financial performance.

Because our catalysts contain platinum, palladium and rhodium, or platinum group metals (PGMs), and rare earth metals, fluctuations in prices could have an adverse impact on our profits as it may not be possible to recover price increases from customers. Additionally, increased prices could result in increased working capital requirements which we may not be able to finance.

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

Due to customer demands and specifications, we are required to source critical materials and components such as ceramic substrates from single suppliers. In 2013, our three largest suppliers accounted for over 40% of our raw material purchases and in 2012, our three largest suppliers accounted for over 30% of our raw material purchases. Failure of one or more of the key suppliers to deliver timely could prevent, delay or limit us from supplying products because we would be required to qualify an alternative supplier. For certain products and customers, we are required to purchase platinum group metal materials. As commodities, platinum group metal materials are subject to daily price fluctuations and significant volatility, based on global market conditions. Historically, the cost of platinum group metals used in the manufacturing process has been passed through to the customer. This limits the economic risk of changes in market prices to platinum group metal usage in excess of nominal amounts allowed by the customer. However, going forward there can be no assurance that we will continue to be successful in passing platinum group metal price risk onto our current and future customers to minimize the risk of financial loss. Additionally, platinum group metal material is accounted for as inventory and therefore subject to lower of cost or market adjustments on a regular basis at the end of accounting periods. A drop in market prices relative to the purchase price of platinum group metal could result in a write-down of inventory. Due to the high value of platinum group metal materials, special measures have been taken to secure and insure the inventory. There is a risk that these measures may be inadequate and expose us to financial loss. We utilize rare earth metals in the production of some of our catalysts. Due to a reduction in export from China of these materials, there has been a world-wide shortage, leading to a lack of supply and higher prices. We risk delays in shipment due to this constrained supply and potentially lower margins if we are unable to pass the increased costs on to our customers.

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

The sale, or availability for sale, of substantial amounts of our common stock could adversely affect the market price of our common stock and could impair our ability to raise additional working capital through the sale of equity securities. On July 3, 2013, we issued 1,730,000 shares of our common stock and warrants to purchase 865,000 shares of our common stock in an underwritten public offering under our shelf registration statement as described below. Concurrent with this public offering, we paid $235,000 of principal and interest due June 30, 2013, pursuant to loans made to us by Kanis S.A., with 188,000 shares of our common stock and warrants to purchase 94,000 shares of our common stock. Also, on July 3, 2013, we issued 54,347 shares of our common stock in a private placement. On July 5, 2011, we issued 3,053,750 shares of our common stock in an underwritten public offering. On October 15, 2010, we issued (or reserved for issuance) an aggregate 2,287,872 shares of our common stock and warrants to purchase an additional 666,583 shares of our common stock, each on a post-split basis after eliminating fractional shares, in connection with the Merger. We also issued 109,020 shares and warrants to purchase an additional 166,666 shares of our common stock, each on a post-split basis after eliminating fractional shares, in a Regulation S offering, as well as 32,414 shares and warrants to purchase an additional 14,863 shares, each on a post-split basis after eliminating fractional shares, as compensation for services rendered in connection with the Merger and our Regulation S offering. Resale of these shares by the holders thereof (some of whom received registered shares and some of whom have registration rights) or resale of the shares received upon exercise of the warrants could contribute to downward pressure on the trading price of our stock.

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

CDTI’s common stock began trading on the NASDAQ Capital Market effective October 3, 2007. In the period immediately following the Merger and the reverse stock split, we experienced significantly higher trading volume than typical for our Company. Unusual trading volume in our shares has continued to occur from time to time. For example, the trading volume in our common stock exceeded nineteen million shares on March 11, 2014, whereas the average trading volume for the three weeks prior to that date was 569,161 shares per day. The market price of our common stock also has been and may continue to be highly volatile. During the last two weeks of October 2010 following the Merger and the reverse stock split, the price for a share of our common stock ranged from as low as $1.50 per share to as high as $44.38 per share. On March 18, 2014, the closing price for a share of our common stock was $6.33 per share. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operations results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market volume and price of our stock.

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

        Our Heavy Duty Diesel Systems division uses approximately 51,000 square feet of space in Ontario, Canada under a lease agreement that expires on December 31, 2018 for administrative, research and development, manufacturing, sales and marketing functions; approximately 54,000 square feet of space in Reno, Nevada under a lease agreement that expires on January 31, 2017 for sales and manufacturing purposes; and an office in a shared office suite complex in Whyteleafe, Surrey, United Kingdom (outside London) for administrative and sales and marketing which we lease on a month-to-month basis. We also own a 6,700 square foot condominium in Malmö, Sweden that our Heavy Duty Diesel Systems division uses for administrative, research and development and European sales and marketing.

        Our Catalyst division uses approximately 52,000 square feet of space in Oxnard, California under three separate lease agreements, two that expire on December 31, 2014 and one that expires on April 30, 2015, for manufacturing and research and development. This space includes a warehouse that is also used for shipping and receiving. Our Catalyst division also leases approximately 767 square feet of space in Tokyo, Japan under a lease agreement that expires on June 14, 2016, which is used for sales and marketing purposes.

We do not anticipate the need to acquire additional space in the near future and consider our current capacity to be sufficient for current operations and projected growth. As such, we do not expect that our rental costs will increase substantially from the amounts historically paid in 2013.

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

NASDAQ Capital Market
	High	Low
2012
1st Quarter	$ 5.28	$ 2.69
2nd Quarter	$ 4.20	$ 1.93
3rd Quarter	$ 3.35	$ 2.00
4th Quarter	$ 3.04	$ 2.00
2013
1st Quarter	$ 3.05	$ 2.10
2nd Quarter	$ 2.27	$ 1.15
3rd Quarter	$ 2.08	$ 1.10
4th Quarter	$ 1.86	$ 1.31

Holders

At March 25, 2014, there were 117 holders of record of our common stock, which excludes stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Dividends

No dividends have been paid on our common stock and we do not anticipate paying dividends in the foreseeable future.

Issuances of Unregistered Securities

All sales of unregistered securities during the period covered by this Annual Report on Form 10-K have been previously reported.

Issuer Purchases of Equity Securities

The Company currently has no active share repurchase programs. When restricted stock awarded by the Company becomes taxable compensation to personnel, shares may be withheld to satisfy the associated withholding tax liabilities. Information on our purchases of equity securities by means of such share withholdings is provided in the table below:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share

October 1-31, 2013	─	─
November 1-30, 2013	─	─
December 1-31, 2013	2,536	$1.40
Total	2,536	$1.40

(1)    These purchases represent shares cancelled when surrendered in lieu of cash payments for tax obligations due from employees. These shares were not purchased as part of a publicly announced program to purchase shares.

Securities Authorized for Issuance Under Equity Compensation Plans

       For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12─Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, see “Cautionary Statement Concerning Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, as a result of many important factors, including those set forth in Part I – Item 1A “Risk Factors.”

All percentage amounts and ratios in this Management’s Discussion and Analysis of Financial Condition and Results of Operations were calculated using the underlying data in thousands.

Overview

We are a leading technology-focused, global manufacturer and distributor of light duty vehicle catalysts and heavy duty diesel emissions control systems and products to major automakers, integrators and retrofitters. We have more than 13 years history of supplying catalysts to light duty vehicle original equipment manufacturers, or OEMs, and over 30 years of experience in the heavy duty diesel systems market. We have a proven technical and manufacturing competence in the light duty vehicle catalyst market meeting automakers’ stringent requirements for performance, quality and delivery. Our business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. Since inception, we have developed a substantial portfolio of patents and related proprietary rights and extensive technological know-how.

We organize our operations in two business divisions: the Catalyst division and the Heavy Duty Diesel Systems division.

        Catalyst: Our Catalyst division develops and produces catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of costly platinum group metals, or PGMs, to operate efficiently. Using our proprietary mixed-phase catalyst, or MPC ®, technology, we have developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no PGM content. Our technical and manufacturing capabilities have been established to meet auto makers’ most stringent requirements. Since 2001, we have supplied over eleven million parts to light duty vehicle customers. Our Catalyst division also provides catalyst products for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 41% and 33% of the total consolidated revenues for the years ended December 31, 2013 and 2012, respectively.

Heavy Duty Diesel Systems: Our Heavy Duty Diesel Systems division specializes in the design and manufacture of verified exhaust emissions control solutions. This division offers a full range of products for the verified retrofit and non-retrofit OEM and aftermarket markets through its distribution/dealer network and direct sales. Our Purifilter ® , Purifier™, Combifilter ®, Cattrap ® and Actifilter™ products, along with our catalyst technologies, are used to reduce exhaust emissions created by on-road, off-road and stationary diesel, and alternative fuel engines including propane and natural gas. We also provide Platinum Plus ® fuel-borne catalyst technology, ARIS ® airless return flow system technology and exhaust gas recirculation with selective catalyst reduction technologies. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 59% and 67% of the total consolidated revenues for the years ended December 31, 2013 and 2012, respectively.

We are headquartered, in Ventura, California and have operations in the United States, Canada, the United Kingdom, France, Japan and Sweden. We also have an Asian investment. Our proprietary catalyst products are manufactured at our facility in Oxnard, California and our heavy duty diesel systems and products are manufactured at our facilities in Reno, Nevada; Thornhill, Canada; and Malmö, Sweden.

Recent Developments

Strategic Plan

In the second quarter of 2013, our board of directors and management team conducted a strategic review of our business and determined to pursue aggressive development of our unique materials science platform, which we view as the most likely path to enhance growth and improve shareholder value over the long-term. The new strategy is intended to build on recent initiatives and announcements, including an increased focus on developing and patenting our proprietary advanced low-PGM and zero-PGM, or ZPGM, catalysts. We believe our disruptive technology provides a solution to OEMs that contrasts current solutions; one that reduces the dependence upon increasingly costly and scarce PGMs to meet stringent emission standards, such as the U.S. Environmental Protection Agency's (the "EPA") Tier 3 light duty vehicle emission standards. Our strategy includes combining our manufacturing expertise with advanced low-PGM and ZPGM materials to develop advanced catalysts in powder form to allow for potentially broader distribution and delivery options resulting in new commercial opportunities. We intend to pursue licensing and partnership arrangements to accelerate the commercialization of our patented and proprietary materials technology. Based on our strategic review, we have defined our near-term strategic priorities as follows:

•       Explore strategic options to maximize the value of our existing manufacturing assets and business;

•       Focus our research and development efforts on technology development, patent protection and commercialization of new advanced low-PGM and ZPGM materials and robust manufacturing process technology;

•       Aggressively build our patent portfolio to maintain and protect our technology leadership position;

•       Develop and qualify emission catalysts for a variety of applications in multiple segments of the emissions control market;

•       Seek customers or partners for core emission control technology via development partnerships, licensing, joint venture or manufacturing agreements and pursue short-term catalyst sales opportunities; and

•       Pursue new end markets, including fuel cells, petro-chemicals and thermo-electrics.

Equity Financings

On July 3, 2013, we completed a public offering in which we sold 1,730,000 shares of common stock and warrants to purchase up to 865,000 shares of common stock, including 130,000 shares and 65,000 warrants upon partial exercise of the underwriter’s over-allotment option, of which 80,000 shares and 40,000 warrants were sold to our new director, Dr. Lon Bell, at the public offering price. The securities were sold in units consisting of one share of common stock and one half of a warrant to purchase one share of common stock. The warrants have an exercise price of $1.25 per share, and are exercisable immediately for a period of five years. We received net proceeds of approximately $1.7 million after deducting discounts and commissions to the underwriter and estimated offering expenses. We used the proceeds for general corporate purposes, including working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities, and to repay a portion of amounts outstanding under our line of credit.

In addition, concurrent with the offering, on July 3, 2013, we paid $235,000 of premium and interest due June 30, 2013, pursuant to loans made to us by Kanis S.A., with 188,000 shares of common stock and warrants to purchase 94,000 shares of common stock. The warrants have an exercise price of $1.25 per share, and are exercisable immediately for a period of five years. In July 2013, we also sold 54,347 shares of common stock to one of our directors in a private placement pursuant to an agreement dated June 28, 2013. The shares were sold at $1.84 per share, the closing bid price on the day preceding the date of the agreement. We relied on the exemption provided by Regulation S for these private placements.

For more information on these transactions, see Notes 9 and 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Joint Venture Agreement with Pirelli & C. Ambiente SpA

On February 19, 2013, we entered into a Joint Venture Agreement with Pirelli to form the joint venture entity, Eco Emission Enterprise Srl, under the laws of Italy through which we and Pirelli would jointly sell our emission control products in Europe and the Commonwealth of Independent States (CIS) countries. The joint venture agreement provided that we and Pirelli each hold 50% of the total issued share capital of the joint venture. In conjunction with the formation and operation of the joint venture, in February 2013, we and Pirelli each made an initial contribution of €50,000 (approximately $66,000) to the joint venture. In addition, in accordance with the joint venture agreement, we and Pirelli each provided shareholder loans of €200,000 (approximately $261,000) in April 2013. During 2013, these loans were converted into equity contributions as required by local statutory regulations. In the fourth quarter of 2013, we and Pirelli each contributed an additional €262,000 (approximately $361,000) to the joint venture. The joint venture commenced operations in April 2013. On November 8, 2013, as a result of slower than anticipated progress in achieving sales objectives initially established for the joint venture, we and Pirelli agreed to voluntarily dissolve the joint venture. The joint venture ceased operations on November 30, 2013 and commenced liquidation on December 9, 2013. We expect that dissolution will be finalized in the first half of 2014. We have resumed our operations in Europe in a similar manner as conducted prior to the joint venture.

Amendment to 6% Shareholder Note Due 2013

On January 30, 2013, we and Kanis S.A. entered into an agreement to amend certain terms of our outstanding 6% note due 2013. As amended, the maturity date was changed from June 30, 2013 to June 30, 2015. In addition, the payment premium due under this note was changed from a range of $100,000 to $200,000, based proportionally on the number of days that the loan remains outstanding, to a fixed amount of $250,000, with $100,000 payable on June 30, 2013 and the remaining $150,000 payable at maturity on June 30, 2015. Finally, the interest rate was changed from 6% to 8% as of June 30, 2013. For more information relating to the terms of this note see “— Description of Indebtedness” below and Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Letter Agreement related to 8% subordinated convertible note due 2016

On January 30, 2013, we and Kanis S.A. entered into a letter agreement regarding our outstanding 8% subordinated convertible note due 2016 whereby Kanis S.A. had agreed not to accelerate the maturity of these notes during the 2013 calendar year and on March 21, 2014, we and Kanis S.A. entered into another letter agreement whereby Kanis S.A. agreed not to accelerate the maturity of these notes prior to July 1, 2015. For more information relating to the terms of our 8% subordinated convertible note due 2016, see “— Description of Indebtedness” below and Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Other income (expense)

Other income (expense) primarily reflects interest expense, including amortization of debt discounts and premiums and amortization of debt issuance costs, our portion of loss or income from unconsolidated affiliates and changes in the fair value of our liability classified warrants. It also includes loss on foreign exchange and interest income.

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

Goodwill

We test goodwill for impairment at the reporting unit level at least annually, as of October 31, using a two-step process, and more frequently upon the occurrence of certain triggering events. Our Engine Control Systems reporting unit, which is within our Heavy Duty Diesel Systems reporting segment, has goodwill subject to impairment testing, which totalled $5.9 million and $6.1 million at December 31, 2013 and 2012, respectively. Goodwill impairment testing requires us to estimate the fair value of the reporting unit. The estimate of fair value is based on internally developed assumptions approximating those that a market participant would use in valuing the reporting unit. We derived the estimated fair value of the Engine Control Systems reporting unit at October 31, 2013 from a blending of market and income approach models. We utilized a weighting of 25% and 75% between the market and income approaches, respectively. Significant assumptions used in deriving the fair value of the reporting unit under the income approach included: annual revenue growth over the next five years ranging from 5.0% to 28.0%, long-term revenue growth of 3% and a discount rate of 25%. Significant assumptions used in deriving the fair value of the reporting unit under the market approach included: average multiples of 0.6 times on revenue and 5.5 times on EBITDA. The discount rate of 25.0% was developed based on a weighted cost of capital (WACC) analysis. Within the WACC analysis, the cost of equity assumption was developed using the Capital Asset Pricing Model (CAPM). The inputs in both the CAPM and the cost of debt assumption utilized in the WACC were developed for our Engine Control Systems business reporting unit using data from comparable companies. The revenue growth rates used are higher than our historical growth patterns and consider future growth potential identified by management, however, there is no assurance such growth will be achieved. In addition, we considered the overall fair value of our reporting units as compared to our market capitalization. Because the estimated fair value of the reporting unit substantially exceeded its carrying value, we determined that no goodwill impairment existed as of October 31, 2013. However, it is reasonably possible that future results may differ from the estimates made during 2013 and future impairment tests may result in a different conclusion for the goodwill of our Engine Controls Systems reporting unit. In addition, the use of different estimates or assumptions by management could lead to different results. Our estimate of fair value of the reporting unit is sensitive to certain factors, including but not limited to the following: movements in our share price, changes in discount rates and our cost of capital, growth of the reporting unit’s revenue, cost structure of the reporting unit, successful completion of research and development, capital expenditures, customer acceptance of new products, competition, general economic conditions and approval of the reporting unit’s product by regulatory agencies.

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

In 2013, we considered whether any events or changes in circumstance indicated that the carrying amount of our long-lived assets may not be recoverable and concluded that no such triggering event had occurred during 2013 that would lead us to believe that the assets were impaired. Therefore, no further testing was performed. To the extent additional events or changes in circumstances occur, we may conclude that a non-cash impairment charge against earnings is required, which could have an adverse effect on its financial condition and results of operations.

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

Warrant Derivative Liability

In light of the terms of certain of our outstanding warrants, we have determined that we are required to carry them at fair value until exercised or expired, and record changes in their fair value recorded in our results of operations in each reporting period. At December 31, 2013, we had a liability of $0.9 million related to liability-classified warrants. For the year ended December 31, 2013, we recorded a non-cash loss of $0.2 million to other income in our statement of comprehensive loss to reflect the change in fair value of these liability-classified warrants. The determination of fair value requires the use of judgment and estimates by management. For common stock warrants with market conditions, we use the Monte Carlo pricing model to determine fair value on the grant date. For other common stock warrants, we use the Black-Scholes option-valuation model, which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the contractual terms of the warrants. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrant derivative liability.

Recently Issued Accounting Guidance

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for reporting periods beginning after December 15, 2013 and is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

In June 2013, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. We will adopt this amendment in the first quarter of 2014 and do not expect adoption of this standard to have a material impact on our consolidated financial statements or financial statement disclosures.

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

        In addition, emission reduction programs are often one-off, or have staggered compliance dates, which mean they do not generally result in a regular source of recurring revenues for our company. For example, London, U.K. had mandated that certain heavy duty diesel vehicles entering the London Low Emissions Zone (or “LEZ”) were required to meet certain emission standards by January 2012. We believe that approximately 20,000 such vehicles were required to have a retrofit emission control device installed on the vehicle by year-end 2011. In December 2011, the regulator extended the deadline for compliance into the first quarter of 2012. We believe that the bulk of the vehicles were retrofitted in the fourth quarter of 2011, with sales of our products of approximately $6 million in the fourth quarter and $8 million in the full year 2011. However, due to the extension, we recorded additional sales of $4.3 million and $1.0 million in the first and second quarters of 2012, respectively. This program was completed in 2012. In addition, the California Air Resources Board (“CARB”) has mandated that all Class 7 and Class 8 heavy diesel trucks meet certain emission targets by 2016, with interim targets established for 2011, 2012 and 2013, such that 90% of current operating diesel trucks will be required to meet these targets by 2014. Based on figures available from CARB and the Manufacturers of Emission Controls Associations, or MECA, we estimate that during 2014 to 2016, potentially 28,000 heavy duty diesel trucks have yet to be replaced or retrofitted.  We believe that the rate of adoption of electing to retrofit by truck owners as well as the overall level of retrofit activity and our ability to gain sales are dependent upon several factors, including the level of enforcement of the mandate by CARB, the level of new truck acquisitions by truck owners and also our success in attaining the required verifications and approvals for products currently under review by CARB. In 2012, we experienced a slower than anticipated ramp-up in adoption by truck owners, a delay in enforcement by CARB and a delay in verification for a product which was under review by CARB. This resulted in weaker than expected sales in 2012. CARB began to actively enforce the regulation in the latter part of 2012. In January 2013, we received the product verification from CARB. In addition, a key competitor exited the market. As a result of these factors, we experienced a stronger year in 2013 as compared to 2012 and had $13.4 million of sales in California. In December 2013, CARB extended the compliance deadline from December 31, 2013 to June 30, 2014 for some vehicles. Previously it was expected that sales of products in California would peak in 2013 and drop off rapidly in 2014 and 2015. Due to the extended compliance deadline, while sales in 2014 are still expected to be lower than 2013, the year over year drop off is not expected to be as steep as previously expected.

Emerging Aftermarket in North America

        According to market analysis firm Power System Research, manufacturers in North America have produced on average 250,000 on-road heavy duty diesel vehicles each year since 2007, while the market for medium duty diesel vehicles has averaged 125,000. The emission warranty for these engines expires upon the earlier of 100,000 miles or 5 years. The EPA requirements that were put into effect for 2007 model year engines reduced the allowable limit for particulate matter from 0.10 g/bhp-hr (grams per brake-horsepower-hour) to 0.01 g/bhp-hr. Accordingly, as 2007 model year diesel engines no longer under warranty experience failure and require replacement, aftermarket filters will be in demand. According to a 2012 industry report, the market for medium and heavy duty vehicle after-treatment maintenance and repair is projected to grow from $0.5 billion in 2010 to $3.0 billion by 2017. In 2014 we are introducing CDTi manufactured replacement parts through our channel of distributors to provide an alternate to OEM manufactured parts. We expect sales from this activity to be modest in 2014, with increased sales in 2015 and beyond.

Dependency on a Few Major Customers

Historically, we have derived a significant portion of our revenue from a limited number of customers. For example, sales to Honda accounted for approximately 39% of our revenue for the year ended December 31, 2013 compared to 30% for the year ended December 31, 2012. While we continually seek to broaden our customer base, it is likely that for the foreseeable future we will remain dependent on Honda to supply a substantial portion of our revenue. Manufacturers typically seek to have two or more sources of critical components. However, there can be no assurance that manufacturers for which we are a shared supplier will not sole source the products we supply. Once our product is designed into a vehicle model, we generally supply our component for the life of that model. There can be no assurance, however, that our customers will retain us for a full model term. In this regard, relationships with our customers are based on purchase orders rather than long-term formal supply agreements and customers can discontinue or materially reduce orders without warning or penalty. In addition, while new models tend to remain relatively stable for a few years, there can be no assurance that manufacturers will not change models more rapidly, or change the performance requirements of components used in those models, and use other suppliers for these new or revised models.

Macroeconomic Factors Impacting the Automotive Industry

Demand for our products is tied directly to the demand for vehicles. Accordingly, factors that affect the truck and automobile markets have a direct effect on our business, including factors outside of our control, such as vehicle sales slowdowns due to economic concerns, or as a result of natural disasters, including earthquakes and/or tsunamis. The loss of one or more of our significant customers, or reduced demand from one or more of our significant customers, particularly Honda, would result in an adverse effect on our revenue, and could affect our ability to become profitable or continue our business operations.

In this regard, since the customers of our Catalyst division are primarily OEM auto makers, our Catalyst division is affected by macroeconomic factors impacting the automotive industry generally. During 2013, sales to Honda, our largest OEM auto customer, were positively impacted due to increased vehicle shipments, expansion of our catalysts onto new vehicle platforms and increased purchasing by Honda due to their increased auto sales. In addition, our sales and gross margins are also impacted by the pass-through sales of rare earth materials and the extent to which the price increases are shared with Honda. Through June 2012, Honda was reimbursing us for substantially the full amount actually spent by us on these materials. For the balance of the year, Honda reimbursed us partially, pending the agreement on a formula for this reimbursement which is based on formulae established by Honda with other vendors. A formula has been agreed to between Honda and us for all shipments going forward from January 1, 2013. The resolution of the rare earth reimbursement has enabled improved gross margins in this business in 2013. However, this formula is based on published indices of rare earth prices and, as such, we could experience margin reductions if the formula does not accurately reflect our actual costs.

Technology Strategy

Our strategic focus on developing our ZPGM catalyst technology has resulted in what we believe to be a number of significant patent filings since the first quarter of 2013. It is our intention to invest in developing and commercializing our advanced low-PGM and ZPGM catalyst technologies. As a consequence, we anticipate that we will continue to expand our intellectual property portfolio with additional patents in 2014. In addition, we will invest in other development and marketing activities, including hiring of personnel, and incurring outside testing and consulting expenses in support of our technology strategy that could result in higher operating expenses.

We remain dependent on our primary customer, Honda, for which we provide catalyst solutions. Our business with Honda has grown steadily in the last few years as we have expanded the sale of our catalyst solution from two passenger vehicle models in 2011 to six models in 2013. We expect to see continued expansion in 2014. In conjunction with our longstanding relationship with Honda, we entered into a joint research agreement with the motorcycle division of Honda regarding the development of ZPGM catalysts for motorcycles. The agreement was signed in 2010, extended in 2012 and is set to expire this March 2014, although confidentiality provisions survive thereafter. The agreement provides that technology within the scope of the agreement developed solely by one party is owned by that party, and that technology within the scope of the agreement that is jointly developed by both parties is jointly owned. Beginning in April, the parties plan to assess what technology, if any, developed during the term of the agreement is jointly owned. To the extent that Honda is a joint owner of critical technology developed under the agreement, Honda (including its automotive division) might not be required to pay us a license or royalty fee for use of the jointly owned technology; Honda may be able to manufacture its own catalysts based on the jointly owned technology; and Honda may be able to license the jointly owned technology to others without our consent. In addition, under the terms of the agreement, we may not be able to license jointly owned technology to others without Honda’s consent. Our inability to license jointly owned technology to others could adversely affect our technology licensing strategy. Further, as noted above, we do not have long-term supply agreements with Honda and accordingly Honda could terminate its relationship with us at any time for any reason. For additional information on another set of agreements with TKK that could affect our relationship with Honda, see below and “Item 1A. Risk Factors—We are not able to sell our current products in certain countries in Asia since products are based on technology which we sold to a third party.”

In addition, the Company recently discovered that an exception allowing it to continue to supply catalysts in Japan to its largest customer, Honda, had been omitted in an amendment to the original transaction documents with TKK. The Company has shipped $8.5 million of catalysts covered by the agreements since such amendment. The Company is in discussions with TKK regarding correcting this omission, but, in order to do so, may have to pay TKK a royalty on past and future sales of catalysts covered by the agreement. If the Company is unable to reach an agreement with TKK covering past and future shipments of catalysts covered by the agreement, the Company would likely have to suspend shipments of catalysts in Japan to its largest customer, which could adversely affect its relationship with its largest customer, as well as its business and financial performance. In addition, TKK could sue for breach of the agreements, to enjoin future shipments into Japan if we fail to discontinue them voluntarily, and/or for any other available remedies, any of which (including the mere cost to defend such a lawsuit) could have a material adverse effect on our business and financial performance.

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

        In addition, our business, operations, results of operation and financial condition may be affected by other factors, including those discussed in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K, and our other filings with the SEC.

Results of Operations

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Revenues

The table below and the tables in the discussion that follow are based upon the way we analyze our business. See Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about our divisions.

	Year Ended December 31
		% of Total Revenue		% of Total Revenue
	2013		2012		$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$32.6	59.0%	$40.7	67.2%	$(8.1)	(19.8)%
Catalyst	25.8	46.7%	24.3	40.2%	1.5	6.2%
Intercompany revenue	(3.1)	(5.7)%	(4.5)	(7.4)%	1.4	(29.2)%
Total revenue	$55.3	100.0%	$60.5	100.0%	$(5.2)	(8.7)%

Total revenue for the year ended December 31, 2013 decreased by $5.2 million, or 8.7%, to $55.3 million from $60.5 million for the year ended December 31, 2012.

Revenues for our Heavy Duty Diesel Systems division for the year ended December 31, 2013 decreased $8.1 million, or 19.8%, to $32.6 million from $40.7 million for the year ended December 31, 2012. The decrease was due to decreased retrofit sales of $7.0 million and decreased non-retrofit sales of $1.1 million. Retrofit sales decreased $5.6 million in the London LEZ, which was completed in 2012, and decreased $1.4 million in North America. Sales in California increased $3.6 million to $13.4 million, however, sales in the other 49 states decreased $5.0 million. The decrease in North America, excluding California, was due to sales under significant programs in 2012, including $3.4 million in sales in the New Jersey Department of Environmental Protection Mandatory Diesel Retrofit Program and $1.0 million in sales in the Texas school bus retrofit project. The decrease in non-retrofit sales was due to a decrease of $2.0 million in our mining and material handling business in Europe and a decrease of $1.0 million in our exhaust parts and accessories business, partially offset by an increase of $1.6 million in North America OEM sales, $0.2 million in increased sales of fuel-borne catalysts in Europe and $0.1 million increase in licensing revenue.

     Revenues for our Catalyst division for the year ended December 31, 2013 increased $1.5 million, or 6.2%, to $25.8 million from $24.3 million for the year ended December 31, 2012. Excluding intercompany revenue, sales for this division increased $2.9 million, or 14.1%, to $22.7 million for the year ended December 31, 2013 as compared to $19.8 million for the year ended December 31, 2012. The year ended December 31, 2013 includes $1.3 million in reimbursements for rare earth material costs compared to $1.4 million in the year ended December 31, 2012. One of our OEM customers provides price adjustments to us with the intention of isolating us from the impact of rare earth cost increases. Our rare earth reimbursements are determined by a formula linked to published market price index. As the change in reimbursements is linked to market prices, any change in our rare earth reimbursement will have a corresponding similar change in our rare earth costs. The $2.9 million increase in external revenues is due to a $3.4 million increase in sales to our Japanese OEM customer resulting from an increase in sales volume as well as a more favorable product mix related to new model introductions for 2013, which began production in the third quarter of 2012, partially offset by a $0.1 million decrease in rare earth reimbursements, as discussed above, a $0.5 million increase in sales volume to other OEM customers and $0.1 million in sales volume to a diesel customer. These increases were partially offset by the recognition in 2012 of $1.0 million in revenue upon completion of performance under a contract to provide equipment, engineering and support services to assist our investment partner in the Asia Pacific, TKK, in establishing operations in China to manufacture automotive and exhaust emission products for the China market.

We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Cost of revenues

Cost of revenues decreased $5.9 million, or 13.0% to $39.9 million for the year ended December 31, 2013, compared to $45.8 million for the year ended December 31, 2012. The decrease in cost of revenues was primarily due to a $6.3 million decrease related to lower product sales volume in the Heavy Duty Diesel Systems division, a $1.5 million decrease in rare earth material costs in the Catalyst division and to a decrease of $0.3 million related to the contract with TKK. Additionally, our expense for the write-down of excess inventory during the year ended December 31, 2012 was $0.8 million higher than the same period in 2013 primarily due to higher costs related to the London LEZ program, which was completed in 2012. The impact of these decreases was partially offset by an increase of $3.0 million related to the increase in Catalyst sales volume.

Gross Profit

The following table shows our gross profit and gross margin (gross profit as a percentage of revenues) by division for the periods indicated.

	Year Ended December 31
	2013	% of Revenue (1)	2012	% of Revenue (1)	$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$9.8	30.1%	$10.9	27.0%	$(1.1)	(10.3)%
Catalyst	5.4	21.0%	3.7	15.3%	1.7	45.8%
Intercompany elimination	0.2	─	0.1	─	0.1
Total gross profit	$15.4	27.9%	$14.7	24.3%	$0.7	4.7%

(1)     Division calculation based on division revenue; total based on total revenue.

Gross profit for the year ended December 31, 2013 increased by $0.7 million, or 4.7%, to $15.4 million from $14.7 million for the year ended December 31, 2012. Gross margin percentage increased to 27.9% for the year ended December 31, 2013 from 24.3% for the year ended December 31, 2012.

The increase in gross margin percentage for our Heavy Duty Diesel Systems division from 27.0% for the year ended December 31, 2012 to 30.1% for the year ended December 31, 2013 is a result of favorable product mix, with higher margin products sold in California and North America in the year ended December 31, 2013 compared to the lower margin product mix sold in London in the comparable period of 2012 and a shift to higher margin diesel particulate filters from lower margin diesel oxidation catalysts; the favorable impact of a higher content of low PGM catalysts manufactured by our Catalyst division in the year ended December 31, 2013; and a $0.7 million reduction in inventory obsolescence charges, which were higher during the year ended December 31, 2012 primarily due to the London LEZ program, partially offset by the impact of lower sales volume and reduced margins in Europe during the year ended December 31, 2013 due to commissions on sales made through our European joint venture.

     Gross margin percentage for our Catalyst division increased from 15.3% for the year ended December 31, 2012 to 21.0% for the year ended December 31, 2013. Excluding the impact of the TKK contract, as discussed above, gross margins for our Catalyst division increased to 21.0% for the year ended December 31, 2013 from 12.8% for the year ended December 31, 2012. This increase in gross margin is due to favorable product mix as a result of the introduction of the new model year 2013 vehicles beginning in the third quarter of 2012 and continued improvement in manufacturing efficiencies, partially offset by the impact of an unfavorable product mix due to lower intercompany diesel sales with higher margins in the year ended December 31, 2013 as compared to the comparable period in 2012. In addition, as discussed above, one of our OEM customers provides price adjustments with the intent of isolating us from the impact of rare earth cost increases, which covers cost without any additional profit. Through June 2012, that customer was reimbursing us the full amount actually spent by us on these materials. For the balance of 2012, our customer reimbursed us based on a formula that did not fully reflect our rare earth material cost basis. Further, due to worldwide supply constraints on rare earth materials, we secured supply to insure adequate availability to meet our OEM customer demand. When rare earth material prices declined during the year, our OEM customer’s formula provided for reduced reimbursements while we were still consuming the materials previously secured to protect supply resulting in a negative gross profit on rare earth reimbursements of $1.4 million in 2012. In addition to our customer reimbursements being less than actual cost, the rare earth reimbursements are without profit, hence are dilutive to our margins.

Operating Expenses

The following table shows our operating expenses and operating expenses as a percentage of revenues for the periods indicated.

	Year Ended December 31
	2013	% of Total Revenue	2012	% of Total Revenue	$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$13.8	24.9%	$14.9	24.7%	$(1.1)	(8.1)%
Research and development	4.7	8.5%	6.7	11.1%	(2.0)	(30.0)%
Severance and other charges	1.2	2.2%	0.9	1.4%	0.3	39.4%
Total operating expenses	$19.7	35.6%	$22.5	37.2%	$(2.8)	(12.8)%

For the year ended December 31, 2013, operating expenses decreased by $2.8 million, or 12.8%, to $19.7 million from $22.5 million for the year ended December 31, 2012.

Selling, general and administrative expenses

For the year ended December 31, 2013, selling, general and administrative expenses decreased by $1.1 million, or 8.1%, to $13.8 million from $14.9 million for the year ended December 31, 2012. This decrease is a result of $0.9 million in cost savings due to headcount reductions, $0.1 million in lower rent due to the exit of a lease in North America in 2012, $0.3 million lower recruiting fees related to the hiring of two executives in the year ended December 31, 2012, $0.3 million in lower public relations and marketing costs due to programs in 2012 for the Heavy Duty Diesel retrofit business, $0.2 million lower outside accounting and audit fees, $0.1 million in lower travel expenses, $0.1 million in lower property and franchise taxes and $0.1 million in other expenses, partially offset by $0.3 million in increased outside service and consulting costs and $0.2 million in increased stock compensation. In addition, the year ended December 31, 2013 includes $0.5 million in expenses related to an executive that was reported in research and development expense in 2012 due to a change in his activities.

Selling, general and administrative expenses as a percentage of revenues increased to 24.9% in the year ended December 31, 2013 compared to 24.7% in the year ended December 31, 2012.

Research and development expenses

Research and development expenses for the year ended December 31, 2013 decreased by $2.0 million, or 30.0%, to $4.7 million from $6.7 million for the year ended December 31, 2012. This decrease is a result of $1.0 million in cost savings due to headcount reductions made in 2012, a $1.0 million decrease in product verification testing and pre-production scale-up activities in the year ended December 31, 2013 as compared to the prior year period, a decrease of $0.5 million related to the reclassification of an executive to selling, general and administrative expense due to a change in activities, and $0.2 million in other decreases partially offset by $0.7 million in increased legal expense related to patents.

As a percentage of revenues, research and development expenses were 8.5% in the year ended December 31, 2013, compared to 11.1% in the year ended December 31, 2012.

Severance and other charges

During 2012, we initiated actions to streamline both our facilities and our workforce at both the Heavy Duty Diesel Systems and Catalyst divisions. These actions were deemed necessary to meet the demands of the markets we serve and our economic environment and to improve our profitability. We recorded $0.6 million in costs related to the termination of 41 employees throughout North America, Europe, the United Kingdom and Asia. We also incurred $0.2 million in lease termination costs related to the exit of a lease in North America and $0.1 million asset impairment expense related to the exit of this facility as well as to the exit of a leased facility in the United Kingdom.

In 2013, we recorded an additional $0.2 million for termination of 11 employees in North America and the United Kingdom related to the continued streamlining of our workforce. Also, on December 4, 2013, our former President and Chief Executive Officer resigned in order to pursue other opportunities. Our Board of Directors determined the departure to be termination without cause, pursuant to his employment agreement. As a result, we recorded $0.4 million in costs related to his separation.

Also included in severance and other charges is $0.6 million related to a legal settlement with our former chief financial officer and legal expenses incurred related to the matter. On March 13, 2014, we reached a settlement of all claims related to an administrative complaint originally filed against us in 2010 whereby we will pay a lump sum amount of $0.4 million and 75,000 shares of our common stock. See note 17 elsewhere in the Annual Report on Form 10K for more information on this matter.

Other expense, net

	Year Ended December 31
		% of		% of Total Revenue
	2013	Total Revenue	2012
	(Dollars in millions)
Interest expense	$(1.4)	(2.5)%	$(1.5)	(2.4)%
Loss from unconsolidated affiliate	(0.6)	(1.0)%	─
Gain on change in fair value of liability-classified warrants	(0.2)	(0.3)%	0.1	0.1%
Foreign currency exchange losses	0.1	0.2%	(0.5)	(0.8)%
All other, net	(0.1)	(0.2)%	(0.3)	(0.5)%
Total other expense	$(2.2)	(3.9)%	$(2.2)	(3.6)%

        For the year ended December 31, 2013, we incurred interest expense of $1.4 million compared to $1.5 million in the year ended December 31, 2012. The decrease in interest expense was due lower average balances outstanding under the Faunus Group International, Inc. (“FGI”) facility as well as lower interest rates on borrowings under the facility pursuant to the amendment of the agreement in August 2012 partially offset by an increase in the interest rate on our $1.5 million shareholder note due 2015 from 6% to 8% effective June 30, 2013 pursuant to the amendment of the agreement in January 2013.

The year ended December 31, 2013 includes $0.6 million expense representing 50% of the net loss of our European joint venture which commenced operations in April 2013. For the year ended December 31, 2013, there was a loss of $0.2 million related to the change in fair value of the liability classified warrants issued on July 3, 2013 compared to a gain of $0.1 million in the year ended December 31, 2012 for the change in fair value of existing liability classified warrants which expired on October 15, 2013.  In addition, the year ended December 31, 2013 includes $0.1 million in offering costs related to liability classified warrants issued in 2013. For information regarding the fair value of these warrants, see Note 11 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The year ended December 31, 2012 included a $0.5 million exchange loss primarily due to changes in value of the Canadian dollar in relation to the U.S. dollar.

Income taxes

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense. For the year ended December 31, 2013, we had income tax expense related to continuing operations of $0.4 million compared to an income tax benefit from continuing operations of $0.4 million for the year ended December 31, 2012. The effective income tax rate for continuing operations was (5.5%) for the year ended December 31, 2013, compared with 3.6% for the year ended December 31, 2012. The consolidated tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in each jurisdiction. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The difference between our effective tax rate and the U.S. statutory tax rate for the year ended December 31, 2013 is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and U.K. jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada. Our foreign income tax expense of $0.3 million is mainly comprised of an income tax expense of $0.3 million from our Canadian subsidiary partially offset by a small benefit from our Sweden subsidiary. Our effective tax rate for Canada and Sweden in 2013 is 14% & (21.6%), respectively. Lastly, as of December 31, 2013, we recorded an income tax expense associated with the additional ASC 740 tax liability of $0.1 million related to Canada. The difference between our effective tax rate and the U.S. statutory tax rate for the year ended December 31, 2012 is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and U.K. jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada. In addition, the Canadian entity incurred operating losses in 2012 and as such is recording an income tax benefit. Lastly, as of December 31, 2012 we recorded an income tax benefit, associated with the elimination of a portion of the ASC 740 tax liability of $0.1 million.

Net loss

        For the foregoing reasons, we had a net loss of $7.1 million for the year ended December 31, 2013 compared to a net loss of $9.7 million for the year ended December 31, 2012. Excluding amounts related to discontinued operations, we had a net loss from continuing operations of $6.8 million for the year ended December 31, 2013 compared to a net loss from continuing operations of $9.7 million for the year ended December 31, 2012. We continue to have legal and other expenses related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 15 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of December 31, 2013, we had an accumulated deficit of approximately $181.7 million compared to $174.6 million at December 31, 2012. We have also had negative cash flows from operations from inception through the year ended December 31, 2013. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

At December 31, 2013 and 2012, $1.6 million and $3.3 million, respectively, of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom. We do not intend to repatriate any amount of this cash to the United States as it will be used to fund our subsidiaries’ continued operations. If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

We have a $7.5 million secured demand financing facility with FGI backed by our receivables and inventory that terminates on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For details regarding the FGI facility, see “—Description of Indebtedness” below and Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. At December 31, 2013, we had $2.3 million in borrowings outstanding with $5.2 million available under our FGI credit facility, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

       To address the potential need for capital, in October 2011, we signed a purchase agreement, together with a registration rights agreement, with LPC, whereby LPC has agreed to purchase up to $10.0 million of our common stock over a 30-month period ending April 24, 2014. We have registered 1,823,577 shares related to the transaction, of which 40,247 shares were issued to LPC as a commitment fee; 80,494 shares may be issued to LPC as an additional commitment fee on a pro rata basis as up to $10.0 million of our common stock is purchased by LPC; and 1,702,836 represent shares that we may sell to LPC under the Purchase Agreement. We have the right, in our sole discretion, over a 30-month period to sell shares of our common stock to LPC in amounts limited to from $0.5 million to $1.5 million per sale, depending on the price of our common stock as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million. We currently have registered 1,702,836 shares for purchase shares under the agreement. The aggregate number of shares issued pursuant to the purchase agreement is limited to 1,434,994 shares of common stock (19.99% of the outstanding shares of our common stock on October 7, 2011, the date of the purchase agreement) (the “Exchange Cap”), unless and until shareholder approval is obtained. The Exchange Cap is not applicable for at-market transactions, defined as when the average price for all shares purchased pursuant to the purchase agreement is greater than or equal the signing price per the agreement of $2.76 plus $0.254, or $3.014 per share. Assuming a purchase price of $2.87 per share (the Arithmetic average of the three lowest closing sale prices for our common stock during the 12 consecutive business days ending on March 17, 2014) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to us would be $4.9 million. If the purchase was limited to the Exchange Cap of 1,434,994 shares, proceeds to us would be approximately $4.1 million, assuming a purchase price of $2.87 per share. Moreover, the Purchase Agreement expires on April 24, 2014, which adds additional constraints on our ability to obtain financing from LPC to finance our working capital requirements. We expect to use the proceeds received under the Purchase Agreement for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities. There have been no sales to date under this arrangement.

In addition, on May 15, 2012, we filed a shelf registration statement on Form S-3 with the SEC (the "Shelf Registration"). The Shelf Registration was declared effective by the SEC on May 21, 2012. The Shelf Registration permits us to sell, from time to time, up to an aggregate of $50.0 million of various securities, including common stock, preferred stock, warrants to purchase common stock or preferred stock and units consisting of one or more shares of common stock, shares of preferred stock, warrants, or any combination of such securities. However, we may not sell our securities in a primary offering pursuant the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of our public float in any 12-month period (unless our public float rises to $75.0 million or more). The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. On July 3, 2013, we completed a public offering under the Shelf Registration in which we sold 1,730,000 shares of common stock and warrants to purchase up to 865,000 shares of common stock, including 130,000 shares and 65,000 warrants upon partial exercise of the underwriter’s over-allotment option. The securities were sold in units consisting of one share of common stock and one half of a warrant to purchase one share of common stock. We received net proceeds of approximately $1.7 million after deducting discounts and commissions to the underwriter and estimated offering expenses. Subsequent to December 31, 2013, warrant holders exercised an aggregate of 800,000 of warrants issued in the offering at an exercise price of $1.25 per share for gross proceeds of $1.0 million.

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

On January 30, 2013, we and Kanis S.A. entered into an amendment to amend certain terms of our outstanding 6% note that was due in 2013. As amended, the maturity date of this note was changed from June 30, 2013 to June 30, 2015. In addition, the payment premium due under this note was changed from a range of $100,000 to $200,000, based proportionally on the number of days that the loan remains outstanding, to a fixed amount of $250,000, with $100,000 payable on June 30, 2013 and the remaining $150,000 payable at maturity on June 30, 2015. Finally, the interest rate was changed from 6% to 8% as of June 30, 2013. Also on January 30, 2013, we and Kanis S.A. entered into a letter agreement regarding our outstanding 8% subordinated convertible note due 2016 whereby Kanis S.A. has agreed not to accelerate the maturity of these notes during the 2013 calendar year and on March 21, 2014, we and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed not to accelerate the maturity of these notes prior to July 1, 2015.

Concurrent with our public offering, on July 3, 2013, we paid $235,000 of principal and interest due June 30, 2013, pursuant to loans made to us by Kanis S.A., with 188,000 shares of common stock and warrants to purchase 94,000 shares of common stock.

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

        We had $3.9 million in cash at December 31, 2013 compared to $6.9 million at December 31, 2012. Based on our current cash levels and expected cash flows from operations, we believe our current cash position is not sufficient to fund our cash requirements during the next twelve months. Our credit facility with FGI is a demand facility, which can be cancelled at any time by FGI and our equity facility with LPC expires in April 2014. As such, we may seek additional financing in the form of funding from outside sources. There is no assurance that we will be able to raise additional funds or reduce our discretionary spending at a level sufficient for our working capital needs. These matters raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our cash flows for the years ended December 31, 2013 and 2012.

	Year Ended December 31
	2013	2012	$ Change	% Change
	(Dollars in millions)
Cash (used in) provided by:
Operating activities	$(0.4)	$(0.2)	$(0.2)	169.4%
Investing activities	$(0.9)	$(0.1)	$(0.8)	857.3%
Financing activities	$(1.4)	$3.7	$(5.1)	(137.0)%

 Cash used in operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters.

Cash used in operating activities in the year ended December 31, 2013 was $0.4 million compared to cash used of $0.2 million in the year ended December 31, 2012. The year ended December 31, 2012 included the impact of the collection on higher fourth quarter 2011 sales in the Heavy Duty Diesel Systems business, including sales related to the London LEZ project which was partially offset by the favorable impact of a decrease in net loss from operations in our Catalyst division which had a loss from operations of $1.8 million in the year ended December 31, 2012 compared to $1.0 million in income from operations in the year ended December 31, 2013.

Cash used in investing activities

Our cash flows from investing activities primarily relate to asset sales and acquisitions, our European joint venture and Asian investment as well as capital expenditures and other assets to support our growth plans.

Cash used in investing activities was $0.9 million in the year ended December 31, 2013 compared to $0.1 million used in investing activities in the year ended December 31, 2012. Cash used in investing activities in the year ended December 31, 2013 includes $0.7 million in investments in our joint venture with Pirelli and $0.2 million for purchases of property and equipment. Cash used in investing activities in the year ended December 31, 2012 consists of cash used of $0.2 million for purchases of property and equipment partially offset by repayments received of $0.1 million on a loan to our Asian investment.

Cash provided by financing activities

Since inception, we have financed our net operating cash usage through a combination of financing activities such as issuance of equity or debt and investing activities such as sale of intellectual property or other assets. Changes in our cash flows from financing activities primarily relate to borrowings and payments under debt obligations.

Cash used in financing activities was $1.4 million in the year ended December 31, 2013, compared to cash provided of $3.7 million in the year ended December 31, 2012. Cash used in financing activities in the year ended December 31, 2013 reflects a $3.2 million net decrease in borrowings under our credit facility partially offset by  $1.7 million from our public offering and $0.1 million from our issuance of common stock in a private placement. Cash provided by financing activities in the year ended December 31, 2012 includes proceeds of $3.0 million on the issuance of 8% notes and a $0.9 million increase in borrowings under our line of credit with FGI, partially offset by $0.2 million in debt issuance and shelf registration costs.

Description of Indebtedness

Our outstanding borrowing at December 31, 2013 and December 31, 2012 are summarized as follows:

	December 31,
	2013	2012
	(Dollars in millions)
Line of credit	$ 2.3	$ 5.5
$1.5 million, 8% shareholder note due 2015	1.5	1.6
$3.0 million, 8% subordinated convertible shareholder notes due 2016	3.0	3.0
$3.0 million, 8% shareholder note due 2015	3.0	3.0
Total borrowings	$ 9.8	$ 13.1

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

Under the FGI Facility, FGI can elect to purchase eligible accounts receivables from us and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. At December 31, 2013, the inventory sublimit was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI Facility. While the overall credit limit and the inventory sublimit was not changed, in the first quarter of 2014 borrowing against Honda inventory has been eliminated by FGI due to their concerns about customer concentration.

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

We account for the sale of accounts receivable under the FGI Facility as a secured borrowing with a pledge of the subject receivables as collateral. At December 31, 2013, we had $0.9 million in borrowings outstanding related to accounts receivable. This consisted of $1.9 million of borrowings on $2.5 million of pledged gross accounts receivable less $1.0 million in cash collections held by FGI related to non-pledged receivables. In accordance with ASC 210-20-45, we have presented this as a reduction in borrowings in our consolidated balance sheet at December 31, 2013 due to the right of offset. At December 31, 2013, we also had $1.4 million in borrowings outstanding against eligible inventory. We were in compliance with the terms of the FGI Facility at December 31, 2013. However, there is no guarantee that we will be able to borrow the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

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

$1.5 Million, 8% Shareholder Note Due 2015

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

$3.0 Million, 8% Subordinated Convertible Notes Due 2016

On May 6, 2011, we issued to Kanis S.A $3.0 million aggregate principal amount of our subordinated convertible notes. The notes bear interest at a rate of 8% per annum, which is payable quarterly in arrears. The notes have a stated maturity of five years from the date of issuance. The original agreement allowed for the acceleration of the maturity of the notes if: (i) we were in breach of the notes or other agreements with Kanis S.A., or (ii) Kanis S.A. provided written notice, not less than 30 days prior to such date, that it elected to accelerate the maturity to a date not earlier than November 11, 2012. On February 16, 2012, the agreement was amended to modify the early redemption date from November 11, 2012 to May 12, 2013. On January 30, 2013, we and Kanis S.A. entered into a letter agreement regarding the notes whereby Kanis S.A. agreed not to accelerate the maturity of these convertible notes during the 2013 calendar year and on March 21, 2014, we and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed not to accelerate the maturity of these notes prior to July 1, 2015.

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

$3.0 Million, 8% Shareholder Note Due 2015

On July 27, 2012, we executed a Loan Commitment Letter with Kanis S.A., pursuant to which we issued a promissory note in the principal amount of $3.0 million. The unsecured promissory note bears interest at 8% per annum, payable quarterly in arrears. The promissory note has a stated maturity of three years from the date of issuance. There is no prepayment penalty or premium.

Capital Expenditures

As of December 31, 2013, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of December 31, 2013 and 2012, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our Asian investment, we had no material commitments other than the liabilities reflected in our consolidated financial statement included elsewhere in this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AN QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements,” located on page F-1 of this Annual Report on Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

        In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of the members of our interim office of the Chief Executive Officer (“Office of the CEO”) and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Office of the CEO and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level,  as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to management, including our Office of the CEO and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

       Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers, or person performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, or GAAP. A company's internal control over financial reporting includes those policies and procedures that:

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management determined that, as of December 31, 2013, we maintained effective internal control over financial reporting.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2013.

Auditor's Attestation

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

       Information required by this item regarding our directors and executive officers will be set forth under the captions “Directors and Executive Officers of CDTi,” “Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Code of Business Ethics and Conduct,” Committees of the Board—Compensation and Nominating Committee—Nominating,” “Committees of the Board—Audit Committee” in our proxy statement related to the 2014 annual meeting of stockholders and is incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION

Information required by this item will be set forth under the captions “Executive Compensation” and “Director Compensation” in the proxy statement related to the 2014 annual meeting of stockholders and is incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information required by this item will be set forth under the captions “Principal Stockholders and Stock Ownership of Management” and “Executive Compensation—Equity Compensation Plan Information” in the proxy statement related to the 2014 annual meeting of stockholders and is incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

         Information required by this item will be set forth under the captions “Corporate Governance—Transactions with Related Parties” and “Role and Composition of the Board of Directors—Director Independence” in the proxy statement related to the 2014 annual meeting of stockholders and is incorporated by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

       Information required by this item will be set forth under the caption “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in the proxy statement related to the 2014 annual meeting of stockholders and is incorporated by reference.

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

CLEAN DIESEL TECHNOLOGIES, INC.

March 31, 2014	By:	/s/ / Nikhil A. Mehta
Nikhil A. Mehta Member of the Interim Office of the Chief Executive Officer and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nikhil Mehta and Pedro J. Lopez-Baldrich, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

/s/ Pedro J. Lopez-Baldrich	Member of the Interim Office of the	Date: March 31, 2014
Pedro J. Lopez-Baldrich	Chief Executive Officer
(Principal Executive Officer)

/s/ Nikhil A. Mehta	Member of the Interim Office of the	Date: March 31, 2014
Nikhil A. Mehta	Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ Terri L. Schexnaydre	Controller	Date: March 31, 2014
Terri L. Schexnaydre	(Principal Accounting Officer)

/s/ Alexander (“Hap”) Ellis III	Chairman	Date: March 31, 2014
Alexander (“Hap”) Ellis III

/s/ Bernard H. (“Bud”) Cherry	Director	Date: March 31, 2014
Bernard H. (“Bud”) Cherry

/s/ Charles R. Engles, Ph.D.	Director	Date: March 31, 2014
Charles R. Engles, Ph.D.

/s/ Derek R. Gray	Director	Date: March 31, 2014
Derek R. Gray

/s/ Mungo Park	Director	Date: March 31, 2014
Mungo Park

/s/ Lon E. Bell	Director	Date: March 31, 2014
Lon E. Bell

CLEAN DIESEL TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Clean Diesel Technologies, Inc.

Ventura, California

We have audited the accompanying consolidated balance sheets of Clean Diesel Technologies, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $181.7 million as of December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BDO USA, LLP

BDO USA, LLP

Los Angeles, California

March 31, 2014

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$3,909	$6,878
Accounts receivable, net	5,524	5,470
Inventories	5,919	8,697
Prepaid expenses and other current assets	1,462	1,757
Total current assets	16,814	22,802
Property and equipment, net	1,459	2,000
Intangible assets, net	3,508	4,369
Goodwill	5,870	6,087
Other assets	718	183
Total assets	$28,369	$35,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,258	$5,476
Shareholder notes payable, current	─	100
Accounts payable	5,370	5,608
Accrued expenses and other current liabilities	6,002	4,514
Income taxes payable	1,058	22
Total current liabilities	14,688	15,720
Shareholder notes payable, noncurrent	7,549	7,478
Deferred tax liability	686	797
Total liabilities	22,923	23,995
Commitment and contingencies (Note 17)
Stockholders’ equity
Preferred stock par value $0.01 per share: authorized 100,000; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share: authorized 24,000,000; issued and outstanding 9,299,253 and 7,254,464 shares at December 31, 2013 and 2012, respectively	93	73
Additional paid-in capital	188,108	186,106
Accumulated other comprehensive loss	(1,036)	(112)
Accumulated deficit	(181,719)	(174,621)
Total stockholders’ equity	5,446	11,446
Total liabilities and stockholders’ equity	$28,369	$35,441

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended
	December 31,
	2013	2012

Revenues	$55,284	$60,537
Cost of revenues	39,880	45,816
Gross profit	15,404	14,721
Operating expenses:
Selling, general and administrative (including stock-based compensation expense of $665 and $456)	13,728	14,946
Research and development (including stock-based compensation expense of $6 and $76)	4,703	6,723
Severance and other charges	1,239	889
Total operating expenses	19,670	22,558
Loss from operations	(4,266)	(7,837)
Other income (expense):
Interest income	6	11
Interest expense	(1,406)	(1,479)
Other expense, net	(762)	(756)
Total other expense	(2,162)	(2,224)
Loss from continuing operations before income taxes	(6,428)	(10,061)
Income tax expense (benefit) from continuing operations	352	(367)
Net loss from continuing operations	(6,780)	(9,694)

Discontinued operations:
(Loss) income from operations of discontinued Energy Systems Division	(317)	57
Income tax expense from discontinued operations	1	23
Net (loss) income from discontinued operations	(318)	34
Net loss	(7,098)	(9,660)
Foreign currency translation adjustments	(924)	604
Comprehensive loss	$(8,022)	$(9,056)

Basic and diluted net loss per share:
Net loss from continuing operations per share	$(0.82)	$(1.34)
Net loss from discontinued operations per share	(0.04)	─
Net loss per share	$(0.86)	$(1.34)
Weighted-average number of common shares outstanding – basic and diluted	8,285	7,227

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	7,219	$72	$185,473	$(716)	$(164,961)	$19,868
Net loss	─	─	─	─	(9,660)	(9,660)
Other comprehensive income	─	─	─	604	─	604
Issuance of warrants with shareholder note	─	─	70	─	─	70
Stock-based compensation plans	12	1	569	─	─	570
Consultant stock-based compensation expense	23	─	(6)	─	─	(6)
Balance at December 31, 2012	7,254	73	186,106	(112)	(174,621)	11,446
Net loss	─	─	─	─	(7,098)	(7,098)
Other comprehensive income	─	─	─	(924)	─	(924)
Proceeds from equity offering, net of costs of $363	1,730	17	1,106	─	─	1,123
Proceeds from private placement	54	─	99	─	─	99
Issuance of common stock as payment of accrued interest and payment premium on shareholder note	188	2	160	─	─	162
Stock-based compensation plans	73	1	637	─	─	638
Balance at December 31, 2013	9,299	$93	$188,108	$(1,036)	$(181,719)	$5,446

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,098)	$(9,660)
Loss (income) from discontinued operations	318	(34)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,286	1,430
Write-down for excess and obsolete inventory	515	1,279
Provision for doubtful accounts	71	53
Stock-based compensation expense	671	532
Loss (gain) on change in fair value of liability-classified warrants	180	(90)
Warrant offering costs	123	─
Amortization of debt discount and accretion of debt payment premium	71	128
Amortization of debt issuance costs	─	108
Loss on foreign currency transactions	16	119
Loss (income) from unconsolidated affiliate	561	(27)
Deferred income taxes	(69)	(171)
Loss on disposal of property and equipment	18	178
Changes in operating assets and liabilities:
Accounts receivable	(399)	6,409
Inventories	2,130	483
Prepaid expenses and other assets	(141)	(191)
Accounts payable	(62)	(428)
Income taxes	1,057	(252)
Accrued expenses and other current liabilities	403	(64)
Cash used in operating activities of continuing operations	(349)	(198)
Cash (used in) provided by operating activities of discontinued operations	(82)	38
Net cash used in operating activities	(431)	(160)

Cash flows from investing activities:
Investments in unconsolidated affiliate	(449)	─
Loan to unconsolidated affiliate	(261)	─
Repayments on loans to unconsolidated affiliate	─	129
Purchases of property and equipment	(142)	(236)
Proceeds from sale of property and equipment	─	18
Net cash used in investing activities	(852)	(89)
Cash flows from financing activities:
Net (borrowings) proceeds under demand line of credit	(3,217)	948
Proceeds from issuance of common stock and warrants, net of offering costs	1,839	─
Proceeds from issuance of shareholder notes payable	─	3,000
Payments for debt issuance costs	─	(108)
Other	(4)	(105)
Net cash (used in) provided by financing activities	(1,382)	3,735
Effect of exchange rates on cash	(304)	(79)
Net change in cash	(2,969)	3,407
Cash at beginning of the year	6,878	3,471
Cash at end of the year	$3,909	$6,878
Supplemental disclosures:
Cash paid for interest	$1,193	$1,140
Cash (received) paid for income taxes	$(372)	$105
Noncash investing and financing activities:
Accrued interest and debt settled in common stock and warrants	$235	─
Warrants issued to underwriters in public offering	$16	─
Loan to unconsolidated affiliate converted to investment	$261	─
Offering warrants classified as derivative liability	$749	─

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

c.        Liquidity

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $181.7 million at December 31, 2013. The Company has funded its operations through equity sales, debt and bank borrowings.

        The Company has a $7.5 million secured demand facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”). At December 31, 2013, the Company had $2.3 million in borrowings outstanding under this facility with $5.2 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. There is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory. Additionally, FGI can cancel the facility at any time.

        The Company also has a purchase agreement with Lincoln Park Capital (“LPC”), under which the Company has the right, in its sole discretion, over a 30-month period ending April 24, 2014 to sell up to $10.0 million in common stock to LPC in amounts of up to $0.5 million to up to $1.5 million per sale, depending on certain conditions as set forth in the purchase agreement. The Company currently has registered 1,702,836 shares for purchase shares under the agreement. However, the aggregate number of shares issued pursuant to the purchase agreement is limited to 1,434,994 shares of common stock (19.99% of the outstanding shares of the Company’s common stock on October 7, 2011, the date of the purchase agreement) (the “Exchange Cap”), unless and until shareholder approval is obtained. The Exchange Cap is not applicable for at-market transactions, defined as when the average price for all shares purchased pursuant to the purchase agreement is greater than or equal the signing price per the agreement of $2.76 plus $0.254, or $3.014 per share. Assuming a purchase price of $1.50 per share (the closing sale price of the Company’s common stock on December 31, 2013) and the purchase by LPC of the full 1,702,836 currently registered purchase shares, proceeds to the Company would be $2.6 million. If the purchase was limited to the Exchange Cap of 1,434,994 shares, the proceeds to the Company would be $2.2 million. Moreover, the Purchase Agreement expires on April 24, 2014, which adds additional constraints on the Company’s ability to obtain financing from LPC to finance our working capital requirements. There have been no sales to date under this arrangement.

        On May 15, 2012, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (the “Shelf Registration”) which was declared effective by the SEC on May 21, 2012. The Shelf Registration permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, provided that the Company may not sell its securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of its public float in any 12-month period (unless the Company’s public float rises to $75.0 million or more). On July 3, 2013, the Company sold 1,730,000 units for $1.25 per unit, with each unit consisting of one share of common stock and one half of a warrant to purchase one share of common stock with an exercise price of $1.25 per share. The Company received net proceeds of $1.7 million after deducting discounts and commissions to the underwriter and estimated offering expenses. Subsequent to December 31, 2013, warrant holders exercised an aggregate of 800,000 of warrants issued in the offering at an exercise price of $1.25 per share for gross proceeds of $1.0 million.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

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

       On January 30, 2013, the Company and Kanis S.A. agreed to amend certain terms of the Company’s outstanding 6% shareholder note due 2013 to change the maturity date from June 30, 2013 to June 30, 2015 and to increase the interest rate from 6% to 8% beginning on June 30, 2013. In addition, the payment premium due under this note was changed from a range of $100,000 to $200,000, based proportionally on the number of days that the loan remains outstanding, to a fixed amount of $250,000 with $100,000 payable on June 30, 2013 and the remaining amount payable at maturity on June 30, 2015. Concurrent with its July 3, 2013 public offering, the Company paid $235,000 of premium and interest due June 30, 2013, pursuant to loans made to the Company by Kanis S.A., with 188,000 shares of common stock and warrants to purchase 94,000 shares of common stock.

        Also on January 30, 2013, the Company and Kanis S.A. entered into a letter agreement regarding the Company’s 8% subordinated convertible notes due 2016 whereby Kanis S.A. agreed not to accelerate the maturity of these convertible notes during the 2013 calendar year and on March 21, 2014, the Company and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed not to accelerate the maturity of these notes prior to July 1, 2015.

        At December 31, 2013, the Company had $3.9 million in cash. Based on the Company’s current cash levels and expected cash flows from operations, management believes that the current cash position is not sufficient to fund the Company’s cash requirements during the next twelve months. The Company’s credit facility with FGI is a demand facility, which can be cancelled at any time by FGI and its equity facility with LPC expires in April 2014. As such, the Company may seek additional financing in the form of funding from outside sources. There is no assurance that the Company will be able to raise additional funds or reduce its discretionary spending at a level sufficient for its working capital needs. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

2.       Summary of Significant Accounting Policies

a.       Principles of Consolidation

        The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

         Investments in which the Company has at least a 20%, but not more than a 50% interest are generally accounted for under the equity method. Investment interests below 20% are generally accounted for under the cost method, except if the Company could exercise significant influence, the investment would be accounted for under the equity method. The Company’s judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company has an investment interest below 20% which is accounted for under the equity method (see note 16). The Company includes its proportionate share of the net income or loss of equity-method investees in its consolidated statements of comprehensive loss.

b.       Concentration of Risk

        For the periods presented below, certain customers accounted for 10% or more of the Company’s revenues as follows:

	Years Ended December 31,

Customer	2013	2012
A	39%	30%

        Customer A is an automotive original equipment manufacturer (“OEM”) and sales to this customer are within the Catalyst segment.

        For the periods presented below, certain customers accounted for 10% or more of the Company’s accounts receivable balance as follows:

	December 31,
Customer	2013	2012
A	24%	31%
B	─	12%

        Customer A above is an automotive OEM and customer B is a diesel system distributor.

        For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

	Years Ended December 31,

Vendor	2013	2012

A	17%	11%
B	15%	14%
C	13%	8%
D	12%	11%

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        Vendors A and C are substrate suppliers, vendor B above is a catalyst supplier and vendor D is a rare earth material supplier.

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

d.       Cash

                Cash of $3.9 million and $6.9 million at December 31, 2013 and 2012, respectively, consist of cash balances on hand and on deposit at banks.  Cash on deposit at banks at times may exceed the FDIC limits. The Company believes no significant concentration of credit risk exists with respect to these cash balances.

e.        Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of a reserve for doubtful accounts of $0.4 million at December 31, 2013 and 2012. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and past due balances over 60 days that are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off balance sheet credit exposure related to its customer.

f.         Inventories

        Inventories are stated at the lower of cost (FIFO method) or market (net realizable value). Finished goods inventory includes materials, labor and manufacturing overhead. The Company establishes provisions for inventory that is obsolete or when quantities on hand are in excess of estimated forecasted demand. The creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of sales. Aggregate inventory write downs were $0.5 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively.

        The Company’s inventory includes precious metals (platinum, palladium and rhodium) for use in the manufacturing of catalysts. The precious metals are valued at the lower of cost or market, consistent with the Company’s other inventory. Included in raw material at December 31, 2013 and 2012 are precious metals of $0.1 million and $0.8 million, respectively.

g.       Property and Equipment

        Property and equipment is capitalized at cost and is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is determined using the straight line method over the estimated useful lives of the various asset classes. Machinery and equipment are depreciated over 2 to 10 years; furniture and fixtures, computer hardware and software and vehicles are depreciated over 2 to 5 years. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of estimated useful lives or the lease term.  Repairs and maintenance are charged to expense as incurred and major replacements or betterments are capitalized. Depreciation expense was $0.6 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

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

        The Company’s Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, contains all of the Company’s allocated goodwill. The Company performed Step 1 of the annual impairment test as of October 31, 2013 and determined that the fair value of the Company’s reporting unit (as determined using income and market approaches) was substantially greater than the carrying amount of the respective reporting unit, including goodwill, and Step 2 was not necessary; therefore, there was no impairment to the carrying amount of the reporting unit’s goodwill. The Company has recorded no impairment charges to date for this goodwill. The Company also determined that no subsequent events through December 31, 2013 triggered additional impairment testing; however, it is reasonably possible that future impairment tests may result in a different conclusion for the goodwill of the Engine Control Systems reporting unit. The estimate of fair value of the reporting units is sensitive to certain factors including but not limited to the following: movements in the Company’s share price, changes in discount rates and its cost of capital, growth of the reporting unit’s revenue, cost structure of the reporting unit, successful completion of research and development and customer acceptance of new products, expected changes in emissions regulations and approval of the reporting unit’s product by regulatory agencies.

        The Company’s intangible assets consist of trade names, acquired patents and technology, and customer relationships and have finite lives. Intangible assets are carried at cost, less accumulated amortization. Amortization is computed on a straight-line or accelerated basis over the estimated useful lives of the respective assets, ranging from 4 to 20 years. Amortization expense was $0.7 million in each of the years ended December 31, 2013 and 2012.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

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

        The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which the change occurs. The Company records interest and penalties related to unrecognized tax benefit in income tax expense.

l.         Revenue Recognition

        Revenues are derived primarily from the sale of products. The Company generally recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. There are certain customers where risk of loss transfers at destination point and revenue is recognized when product is delivered to the destination. For these customers, revenue is recognized upon receipt at the customer’s warehouse. When terms of sale include subjective customer acceptance criteria, the Company defers revenue until the acceptance criteria are met. The determination of whether or not the customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of the revenue recognized.

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

        The Company accounted for this contract under ASC 605-35, “Revenue Recognition – Construction-type and Production-type Contracts” under the completed-contract method. In 2012, the Company completed its obligations under the agreement, as amended. As such, the Company recognized $1.0 million in revenue and $0.3 million in cost of revenues in the year ended December 31, 2012.

m.      Cost of Revenue

        Cost of revenue includes direct material costs and factory labor as well as factory overhead expense. Indirect factory expense includes the costs of freight (inbound and outbound for direct materials and finished goods, respectively), purchasing and receiving, inspection, testing, warehousing, utilities and depreciation of facilities and equipment utilized in the production and distribution of products.

n.       Selling, General and Administrative Expense

        Selling, general and administrative expense includes the salary and benefits for sales, marketing and administrative staff as well as samples provided at no-cost to customers, marketing materials, travel, legal, accounting and tax consulting. Also included is any depreciation related to assets utilized in selling, general and administrative functions as well as amortization of acquired intangible assets.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

q.       Product Warranty

        The Company provides for the estimated cost of product warranties in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to the Company’s expected repair or replacement costs.

r.        Foreign Currency

        The functional currency of the Heavy Duty Diesel Systems division’s Engine Control Systems Limited subsidiary in Canada is the Canadian dollar, while that of its subsidiary Engine Control Systems Europe AB in Sweden is the Swedish krona and the division’s Clean Diesel Technologies Limited UK subsidiary, is the British pound sterling. The functional currency of the Catalyst division’s Japanese branch office and Asian investment is the Japanese Yen. Accordingly, the assets and liabilities of the foreign locations are translated into U.S. dollars at period-end exchange rates. Revenue and expense accounts are translated at the average exchange rates for the period. The resulting foreign currency exchange adjustments are charged or credited directly to other comprehensive income or loss as a separate component of stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e. settlement is not planned or anticipated in the foreseeable future) are also recorded in other comprehensive income or loss in stockholders’ equity. Accumulated other comprehensive loss contained only foreign currency translation adjustments as of December 31, 2013 and 2012.

        The Company has exposure to multiple currencies. The primary exposure is between the U.S. dollar, the Canadian dollar, the Euro, British pound sterling and Swedish krona. Gains and losses arising from transactions denominated in currencies other than the functional currency of the entity are included in other income (expense) in the consolidated statements of comprehensive loss. Gains and losses arising from transactions denominated in foreign currencies are primarily related to inter-company loans that have been determined to be temporary in nature, cash, accounts receivable and accounts payable denominated in non-functional currencies.

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

        Diluted net loss per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred net losses in the years ended December 31, 2013 and 2012, the effect of potentially dilutive securities has been excluded in the computation of net loss per share and net loss from continuing operations per share as their impact would be anti-dilutive. Potential common stock equivalents excluded consist of the following (in thousands):

	Years Ended December 31,
	2013	2012
Common stock options	715	786
RSUs	312	167
Warrants	1,139	923
Convertible notes	250	250
Total	2,416	2,126

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

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

The Company records its liability-classified warrants at fair value in accordance with the fair value measurement framework. The valuation inputs hierarchy classification for the warrant liability measured at fair value on a recurring basis is summarized below. See note 11.

As of December 31, 2013:	Level 1	Level 2	Level 3
Liabilities
Warrant liability	─	─	$939
	─	─	$939

As of December 31, 2012:	Level 1	Level 2	Level 3
Liabilities
Warrant liability	─	─	$10
	─	─	$10

u.       Fair Value of Financial Instruments

        ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair values of the Company’s cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to the variable interest rates. The fair value of shareholder notes payable, current, calculated using a net present value model is $0.1 million at December 31, 2012. The fair value of shareholder notes payable, noncurrent, calculated using level 3 inputs, including a Black-Scholes option-pricing model to value the debt’s conversion factor and a net present value model is $7.5 million and $7.4 million at December 31, 2013 and 2012, respectively.

v.        Reclassifications

        Certain prior-period amounts have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations or stockholders' equity.

w.      Recently Adopted Accounting Guidance

        In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 is effective for annual and interim periods beginning on are after January 1, 2013. Retrospective application is required. The guidance concerns disclosure only and adoption did not have an impact on the Company’s financial position or results of operations.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

x.       Recently Issued Accounting Guidance

        In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for reporting periods beginning after December 15, 2013 and is not expected to have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

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

3.       Inventories

        Inventories consist of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$2,782	$4,340
Work in progress	1,039	1,815
Finished goods	2,098	2,542
	$5,919	$8,697

4.       Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Buildings and improvements	$715	$855
Furniture and fixtures	2,360	2,357
Computer hardware and software	1,460	1,477
Machinery and equipment	12,233	12,269
Vehicles	37	37
	16,805	16,995
Less accumulated depreciation	(15,346)	(14,995)
	$1,459	$2,000

5.       Goodwill and Intangible Assets

        Goodwill

        The Company’s Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, contains all of the Company’s allocated goodwill. The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2011	$5,955
Effect of translation adjustment	132
Balance at December 31, 2012	6,087
Effect of translation adjustment	(217)
Balance at December 31, 2013	$5,870

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Intangible Assets

        Intangible assets consist of the following (in thousands):

		December 31,
	Useful Life in Years
		2013	2012
Trade name	15 – 20	$1,352	$1,404
Patents and know-how	5 – 12	4,814	5,072
Customer relationships	4 – 8	1,224	1,269
		7,390	7,745
Less accumulated amortization		(3,882)	(3,376)
		$3,508	$4,369

        Estimated amortization expense for existing intangible assets for each of the next five years is as follows (in thousands):

Years ending December 31:
2014	$677
2015	672
2016	524
2017	512
2018	169

6.       Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued salaries and benefits	$1,232	$1,347
Warrant liability	939	10
Liability for consigned precious metals	832	694
Accrued legal settlement and related expenses	616	─
Accrued severance and other charges	530	490
Accrued warranty	453	665
Sales tax payable	206	216
Other	1,194	1,092
	$6,002	$4,514

7.       Severance and Other Charges

Severance and other charges consist of the following (in thousands):

	Years Ended December 31,

	2013	2012
Employee severance expense	$596	$572
Lease exit costs	27	184
Asset impairment	─	133
Legal settlement	616	─
Total severance and other charges	$1,239	$889

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        Severance and Other Exit Costs

        During 2012, the Company initiated actions to streamline both its facilities and its workforce. These actions were deemed necessary to meet the demands of the markets served by the Company and the economic environment and to improve profitability. In 2012 and 2013, the Company terminated 52 employees throughout North America, Europe, the United Kingdom and Asia. The Company also incurred lease termination costs related to the exit of a lease in North America and asset impairment expense related to the exit of this facility as well as to the exit of a leased facility in the United Kingdom.

        On December 4, 2013, the Company’s President and Chief Executive Officer resigned in order to pursue other opportunities. The Company’s Board of Directors determined the departure to be termination without cause, pursuant to his employment agreement. The Company accrued $0.4 million for separation benefits in accordance with his employment agreement.

        The following summarizes the activity in the Company’s accrual for severance and other exit costs (in thousands):

	Severance		Lease Exit Costs		Other Charges		Total
Accrual at December 31, 2011	$	─	$	─	$	─	$	─
Provision in 2012		572		184		133		889
Payments and other settlements in 2012		(266)		─		(133)		(399)
Accrual at December 31, 2012		306		184		─		490
Provision in 2013		596		27		─		623
Payments and other settlements in 2013		(372)		(211)		─		(583)
Accrual at December 31, 2013		$530	$	─	$	─		$530

The Company expects to pay substantially all of these amounts during the year ended December 31, 2014.

Legal Settlement

        On March 13, 2014, the Company reached a settlement with its former chief financial officer pursuant to an administrative complaint that she filed in 2010 which provides for the payment of a one-time lump sum amount of $0.4 million and the issuance of 75,000 shares of Company common stock. The Company has reserved $0.6 million at December 31, 2013, which includes the lump sum amount, the market value of the common stock on December 31, 2013 and $0.1 million in legal expenses incurred as of December 31, 2013, which is included in accrued expenses and other current liabilities in the accompanying balance sheet at December 31, 2013. See note 17 for further discussion.

8.       Accrued Warranty

        Accrued warranty is as follows (in thousands):

	Years Ended December 31,
	2013	2012
Balance at beginning of year	$665	$645
Accrued warranty expense	540	728
Warranty claims paid	(707)	(725)
Translation adjustment	(45)	17
Balance at end of year	$453	$665

9.       Debt

        Debt consists of the following (in thousands):

	December 31,
	2013	2012
Line of credit with FGI	$2,258	$5,476
$1.5 million, 8% (6% at December 31, 2012) shareholder note due 2015	1,586	1,638
$3.0 million, 8% subordinated convertible shareholder notes due 2016	3,000	3,000
$3.0 million, 8% shareholder note due 2015	2,963	2,940
	9,807	13,054
Less current portion	(2,258)	(5,576)
	$7,549	$7,478

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        In accounting for the classification of its outstanding debt as of December 31, 2013 and 2012, the Company considered the guidance in ASC 470-10-45. On January 30, 2013, the Company and Kanis S.A. agreed to amend certain terms of its 6% shareholder note due 2013 including changing the maturity date from June 30, 2013 to June 30, 2015.  Also on January 30, 2013, the Company and Kanis S.A. entered into a letter agreement regarding the 8% subordinated convertible shareholder notes due 2016 whereby Kanis S.A. agreed not to accelerate the maturity of these convertible notes during the 2013 calendar year and on March 21, 2014, the Company and Kanis S.A. entered into another letter agreement whereby Kanis S.A. agreed not to accelerate the maturity of these convertible notes prior to July 1, 2015. As the Company had effectively refinanced these short-term obligations on a long-term basis subsequent to the respective balance sheet dates, the amounts were reflected as a component of shareholder notes payable, noncurrent in the consolidated balance sheets as of December 31, 2013 and 2012. See below for further discussion on the amendment and letter agreements.

        Debt discounts relate to warrants issued with shareholder notes. The relative fair value of such warrants are recorded as a discount from the note amount and amortized using the effective interest method over the term of the note. The aggregate amount of unamortized debt discount was $0.1 million at December 31, 2013 and 2012.

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

        Under the FGI Facility, FGI can elect to purchase eligible accounts receivables from the Company and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). Purchased receivables are subject to full recourse to the Company in the event of nonpayment by the customer. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. At FGI’s election, FGI may advance the Company up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to the Company net of interest and fees on advances once the receivables are collected from customers. The Company may also borrow against eligible inventory up to the inventory sublimit, as determined by FGI, subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. At December 31, 2013, the inventory sublimit amount was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility. While the overall credit limit and the inventory sublimit was not changed, in the first quarter of 2014 borrowing against the Company's significant OEM customer's inventory has been eliminated by FGI due to their concerns about customer concentration.

        The interest rate on advances or borrowings under the FGI Facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI Facility and was 6.50% at December 31, 2013 and 2012. Any advances or borrowings under the FGI Facility are due on demand. The Company also agreed to pay FGI collateral management fees of 0.30% per month on the face amount of eligible receivables as to which advances have been made and 0.38% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        The Company accounts for the sale of accounts receivable under the FGI Facility as a secured borrowing with a pledge of the subject receivables as collateral in accordance with ASC 860, “Transfers and Servicing.” At December 31, 2013, the Company had $0.9 million in borrowings outstanding related to accounts receivable. This consisted of $1.9 million of borrowings on $2.5 million of pledged gross accounts receivable less $1.0 million in cash collections held by FGI related to non-pledged receivables. In accordance with ASC 210-20-45, the Company has presented this as a reduction in borrowings in its consolidated balance sheet at December 31, 2013 due to the right of offset. At December 31, 2013, the Company also had $1.4 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at December 31, 2013. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

        $1.5 Million, 8% Shareholder Note Due 2015

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

        $3.0 Million, 8% Subordinated Convertible Shareholder Notes Due 2016

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

        The Notes have a stated maturity of five years from the date of issuance. The original agreement allowed for the acceleration of the maturity of the Notes if: (i) the Company was in breach of the notes or other agreements with Kanis S.A., or (ii) Kanis S.A. provided written notice, not less than 30 days prior to such date, that it elected to accelerate the maturity to a date not earlier than November 11, 2012. On February 16, 2012, the Company and Kanis S.A. agreed to amend the terms of the Notes to modify the early redemption date from November 11, 2012 to May 12, 2013. On January 30, 2013, the Company and Kanis S.A. entered into a letter agreement regarding the Notes whereby Kanis S.A. agreed not to accelerate the maturity of these Notes during the 2013 calendar year and on March 21, 2014, the Company and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed not to accelerate the maturity of these notes prior to July 1, 2015. As discussed above, the Notes have been classified as noncurrent in the consolidated balance sheet at December 31, 2013.

        The Notes also provide that the Company has the option to redeem the Notes at any time at a price equal to 100% of the face amount plus accrued and unpaid interest through the date of redemption. There is no prepayment penalty. The Notes are unsecured obligations of the Company and subordinated to existing and future secured indebtedness of the Company.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

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

        $3.0 Million, 8% Shareholder Note Due 2015

        On July 27, 2012, the Company executed a Loan Commitment Letter with Kanis S.A., pursuant to which the Company issued a promissory note in the principal amount of $3.0 million, which bears interest at 8% per annum, payable quarterly in arrears. The promissory note matures on July 27, 2015. There is no prepayment penalty or premium. The promissory note is unsecured.

        In connection with the promissory note, the Company issued Kanis S.A. a warrant to acquire 45,000 shares of its common stock at $2.09 per share, a third of which becomes exercisable on the issuance date and each of the first and second anniversaries of the issuance date. This warrant expires on July 27, 2018. The Company did not receive any cash consideration for the issuance of this warrant, which was issued in reliance upon the private placement exemption provided by Regulation S. The relative estimated fair value of such warrant of $0.1 million represents a discount from the face amount of the loan and has been recorded as a discount from the loan amount. The discount is being amortized using the effective interest method over the term of the loan.

        Annual scheduled principal payments of debt based on earliest redemption date as of December 31, 2013 are (in thousands):

Years ending December 31:
2014	$2,258
2015	7,650
Total	$9,908

10.    Stockholders’ Equity

        On May 23, 2012, the Company amended its Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 24 million shares. At December 31, 2013, the Company had 24.1 million shares authorized, 24 million of which are $0.01 par value common stock and 100,000 of which are $0.01 par value preferred stock.

        Issuance of Common Stock

        On November 26, 2012, the Company issued 23,149 restricted shares of its common stock to MDB Capital Group LLC as payment for advisory services.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

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

        Concurrent with its public offering of common stock, on July 3, 2013, the Company paid $235,000 of premium and interest due June 30, 2013, pursuant to loans made to the Company by Kanis S.A., with 188,000 shares of common stock and warrants to purchase 94,000 shares of common stock. The warrants have an exercise price of $1.25 per share, and are exercisable immediately for a period of five years. The Company relied on the private placement exemption provided by Regulation S. The warrants are within the scope of ASC 815-40 “Derivative and Hedging” and are required to be recorded as liabilities (see note 11). As such, the fair value of the warrants were recorded as a warrant liability on the issuance date.

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

       On June 28, 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, (the “Underwriter”) related to the public offering (the “Offering”) of an aggregate 1,600,000 shares of the Company’s common stock together with warrants to purchase up to 800,000 shares  of common stock. The Underwriters were also granted a 30 day option to purchase up to an additional 240,000 shares of common stock and/or warrants to purchase up to an additional 120,000 shares of common stock to cover overallotments, if any. The offering was made pursuant to the Company’s Shelf Registration discussed above. On July 3, 2013, the Company closed the offering in which it sold 1,730,000 shares of common stock at a price of $1.245 per share and warrants to purchase up to 865,000 shares at a price per warrant of $0.01 (the “Offering Warrants”), including 130,000 shares and 65,000 warrants upon partial exercise of the Underwriter’s over-allotment option. The securities were sold in units consisting of one share of common stock and one half of a warrant to purchase one share of common stock for a price of $1.25 per unit. The Offering Warrants have an exercise price of $1.25 per share, and are exercisable immediately for a period of five years. Subsequent to December 31, 2013, warrant holders exercised an aggregate of 800,000 of warrants issued in the offering at an exercise price of $1.25 per share for gross proceeds of $1.0 million.

      The Company received gross proceeds of $2.2 million and net proceeds of approximately $1.7 million after deducting discounts and commissions to the Underwriter and offering expenses. The Offering Warrants are within the scope of ASC 815-40 and are required to be recorded as liabilities (see note 11). Accordingly, of the $1.7 million in net proceeds, $1.1 million was allocated to the common stock and included in additional paid-in capital and $0.7 million was allocated to the warrant liability based on the fair value of the warrants on the issuance date. Additionally, $0.1 million of the underwriting discounts and commissions and offering costs were allocated to the Offering Warrants, based on the relative fair value of the Offering Warrants and the common stock on the issuance date, and is included in other expense, net in the accompanying statement of comprehensive loss for the year ended December 31, 2013. The Company used the proceeds for general corporate purposes, including working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities, and to repay a portion of amounts outstanding under its line of credit.

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

        Common Stock Purchase Agreement with LPC

        On October 7, 2011, the Company signed a Purchase Agreement with LPC, together with a Registration Rights Agreement, whereby LPC agreed to purchase up to $10.0 million of the Company’s common stock over a 30-month period ending April 24, 2014. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the SEC on October 13, 2011 covering 1,823,577 shares that have been issued or may be issued to LPC under the Purchase Agreement. Of the shares registered, 40,247 shares were issued to LPC as a commitment fee upon entering into the Purchase Agreement; 80,494 shares may be issued to LPC pro rata as an additional commitment fee as up to $10.0 million of the Company’s common stock is purchased by LPC; and 1,702,836 represent shares that the Company may sell to LPC under the Purchase Agreement. The registration statement related to the transaction was declared effective by the SEC on December 5, 2011. Accordingly, the Company has the right, in its sole discretion, over a 30-month period to sell shares of its common stock to LPC in amounts of up to $0.5 million to up to $1.5 million per sale, depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate amount of $10.0 million. The aggregate number of shares issued pursuant to the Purchase Agreement is limited to 1,434,994 shares of common stock (19.99% of the outstanding shares of the Company’s common stock on October 7, 2011, the date of the Purchase Agreement) (the “Exchange Cap”), unless and until shareholder approval is obtained. The Exchange Cap is not applicable for at-market transactions, defined as when the average price for all shares purchased pursuant to the purchase agreement is greater than or equal the signing price of $2.76 plus $0.254, or $3.014 per share. There have been no sales to date under this arrangement.

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

        Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2011	929,914	$15.13	$2.80 - $169.47
Warrants issued	50,000	$2.26	$2.09 - $3.80
Warrants expired	(56,824)	$123.37	$75.00– $169.47
Outstanding at December 31, 2012	923,090	$7.77	$2.09 – $48.90
Warrants issued	993,600	$1.25	$1.25
Warrants cancelled	(128,333)	$7.92	$7.92
Warrants expired	(648,822)	$8.40	$7.92 - $48.90
Outstanding at December 31, 2013	1,139,535	$1.68	$1.25 - $10.40
Warrants exercisable at December 31, 2013	1,119,535	$1.67	$1.25 - $10.40

        On September 30, 2013, the Company and Kanis S.A. agreed to cancel a warrant to purchase 128,333 shares of Company common stock at $7.92 per share. The warrant was originally issued on December 22, 2010 and was scheduled to expire on December 22, 2013.

        The Company determines the grant-date fair value of warrants using the Black-Scholes option-pricing model unless the awards are subject to market conditions, in which case it uses a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that market conditions will be achieved. These models are dependent on several variables such as the instrument’s expected term, expected strike price, expected risk-free interest rate over the expected term of the instrument, expected dividend yield rate over the expected term and the expected volatility. The expected strike price for warrants with full-ratchet down-round price protection is based on a weighted average probability analysis of the strike price changes expected during the term as a result of the full-ratchet down-round price protection. Due to the significant change in the Company following the Merger, CDTi’s pre-Merger historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company has used an estimate based upon a weighted average of implied and historical volatility of a portfolio of peer companies and CDTi’s post-Merger historical volatility for the valuation of its warrants. The expected life is equal to the contractual life of the warrants.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        The weighted-average assumptions used in determining the grant date fair value for warrants issued in 2013 and 2012 were as follows:

	December 31,
	2013	2012
CDTi stock price	$1.16	$2.11
Strike price	$1.25	$2.26
Expected volatility	80.5%	91.6%
Risk-free interest rate	1.6%	0.9%
Dividend yield	─	─
Expected life in years	5.0	6.0

        Warrant Classification

        The Company evaluates warrants on issuance and at each reporting date to determine proper classification as equity or as a liability.

        At December 31, 2012, the Company had 379,678 outstanding warrants with an exercise price of $7.92, and original issuance date of October 15, 2010 that it is required to physically settle by delivering registered shares. In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to maintain registration of the warrant shares, it does not specifically preclude cash settlement. Accordingly, the Company’s agreement to deliver registered shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. These warrants expired unexercised on October 15, 2013.

        The 865,000 of Offering Warrants issued in 2013 also require settlement in registered shares. In addition, the Offering Warrants and warrants to purchase 94,000 shares of Company common stock issued concurrently with the public offering in a private placement include full-ratchet down-round price protection features. Accordingly, if the Company issues or sells equity securities for a consideration per share less than the exercise price of the warrants or changes the purchase or conversion price of securities convertible, exercisable or exchangeable for common stock, the exercise price of the warrants will adjust to such lower per share consideration amount, subject to certain exceptions. Because of these provisions, these warrants are not indexed to the Company’s stock, and, therefore, require liability classification under ASC 815, “Derivatives and Hedging.”

        The contracts for the remaining warrants, including 34,600 issued to the Underwriters in 2013 pursuant to the Underwriting Agreement, allow for settlement in unregistered shares and do not contain any other characteristics that would result in liability classification. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying consolidated balance sheets and are only valued on the issuance date and not subsequently revalued. The Company evaluated the balance sheet classification of all warrants at December 31, 2013 and noted no changes.

        The Company’s warrant liability is carried at fair value and is classified as Level 3 in the fair value hierarchy because they are valued based on unobservable inputs. The Company determines the fair value of its warrant liability using a Monte Carlo simulation model, as described above.

        The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
CDTi stock price	$1.51	$2.17
Strike price	$1.25	$7.92
Expected volatility	73.6%	71.3%
Risk-free interest rate	1.8%	0.3%
Dividend yield	─	─
Expected life in years	4.51	0.8

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        The liability, included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets, is re-measured at the end of each reporting period with changes in fair value recognized in other expense in the consolidated statements of comprehensive loss.

        The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs (in thousands):

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$ 10	$ 100
Issuance of common stock warrants	749	─
Re-measurement of common stock warrants	180	(90)
Balance at end of period	$ 939	$ 10

12.    Stock-Based Compensation

        The Clean Diesel Technologies, Inc. Stock Incentive Plan (formerly known as the Clean Diesel Technologies, Inc. 1994 Incentive Plan), as amended (the “Plan”), provides for the awarding of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance awards, bonuses or other forms of share-based awards, or combinations of these to the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as determined by the board of directors. At the Company’s Annual Meeting of Shareholders held on May 23, 2012, the Company’s shareholders approved certain amendments to the Plan, the most significant of which changed the Plan name, removed the evergreen provision and established a maximum number of 1.4 million shares to be reserved for issuance under the Plan, disallowed the repricing of outstanding stock options without shareholder approval, removed the ability to issue cash bonus awards under the Plan and modified the change in control provisions within the Plan. As of December 31, 2013, there were 405,351 shares available for future grants under the Plan.

        Total stock-based compensation expense for both employee and non-employee awards for the years ended December 31, 2013 and 2012 was $0.7 million and $0.5 million, respectively.

        In 2013, the Company granted a total of 254,411 RSUs to executive officers and other key employees at a weighted average fair value of $2.17 per unit. Of these, 29,190 vest over approximately one year and the remaining 225,221 vest a third on each of the first, second and third anniversaries from the March 20, 2013 grant date.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        On December 19, 2013, the Compensation Committee approved the modification of the remaining 26,501 unvested RSUs in this grant to accelerate the vesting upon his termination from the Company effective January 9, 2014. This was considered a Type III modification in accordance with the authoritative guidance for share-based compensation, and, as a result, the Company reversed all expense previously recorded for these awards and recorded the fair value of the new award immediately. The total incremental compensation expense resulting from this modification was not significant.

Non-Employee Director Awards

        Through 2012, each non-employee director was granted stock options covering 5,000 common shares each year, one twelfth of which vest each month over the following year. Beginning in 2014, each non-employee director will receive a restricted share unit grant valued at $30,000, with the timing and vesting to be at the discretion of the Board of Directors on recommendation of the compensation and nominating committee. There were no grants to non-employee directors in 2013.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        Stock Options

        Stock option activity is summarized as follows:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(in years)	Aggregate Intrinsic Value

	Options
Outstanding at December 31, 2011	301,634	$ 18.57
Granted	536,895	$ 2.90
Cancelled	(41,175)	$ 3.06
Expired	(11,368)	$ 78.97
Outstanding at December 31, 2012	785,986	$ 7.81	8.48	─
Cancelled	(34,966)	$ 3.06
Expired	(36,308)	$ 25.01
Outstanding at December 31, 2013	714,712	$ 7.17	7.58	─
Exercisable at December 31, 2013	477,478	$ 9.29	7.28	─

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

        The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The weighted-average assumptions and grant date fair value for the years ended December 31, 2012 were as follows:

2012
Expected volatility	84.0%
Risk-free interest rate	1.1%
Dividend yield	─
Expected life in years	5.9
Weighted average grant date fair value	$2.04

        The expected term of the options has historically been based upon the historical term until exercise or expiration of all granted options. Due to the significant change in the Company following the Merger and significant change in the terms of the options granted, CDTI’s pre-Merger historical exercise data was not considered to provide a reasonable basis for estimating the expected term for current option grants. As such, the expected term of stock options granted subsequent to the Merger was determined using the “simplified method” as allowed under ASC 718-10-S99, “Compensation - Stock Compensation: Overall: SEC Materials.” The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options. Also, due to the significant change in the Company following the Merger, CDTI’s pre-Merger historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company utilized an estimate based upon the historical and implied volatility of a portfolio of peer companies. The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option. The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the future.

        Compensation costs for stock options that vest over time are recognized over the vesting period on a straight-line basis. As of December 31, 2013, the Company had $0.2 million of unrecognized compensation cost related to stock option grants that remained to be recognized over vesting periods. These costs are expected to be recognized over a weighted average period of 1.1 years.

        There was no cash received from option exercises under any share-based payment arrangements for the year ended December 31, 2013 or 2012.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        Restricted Stock Units

        RSU activity is as follows:

		Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

	Shares
Non-vested share units at December 31, 2011	25,238	$5.64	─
Granted	172,147	$2.91	─
Vested and issued	(12,508)	$5.50	─
Forfeited	(17,712)	$3.35	─
Non-vested share units at December 31, 2012	167,165	$3.08	─
Granted	254,411	$2.17	─
Vested and issued	(74,978)	$3.22	─
Forfeited	(34,402)	$2.48	─
Non-vested share units at December 31, 2013	312,196	$2.37	─
Vested and unissued at December 31, 2013	26,638	$2.55	─

        For the years ended December 31, 2013 and 2012, the total estimated vest date fair value of restricted stock awards was $0.2 and $0 million, respectively. As of December 31, 2013, the Company had approximately $0.3 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 1.8 years. In 2013, of the 74,978 shares vested, 2,536 vested shares were withheld for minimum statutory tax obligations, resulting in a net issuance of 72,442 shares.

13.    Other (Expense) Income, Net

        Other (expense) income, net, consists of the following (in thousands):

	Years Ended December 31,

	2013	2012
(Loss) income from unconsolidated affiliates	$(561)	$27
(Loss) gain on change in fair value of liability-classified warrants	(180)	90
Foreign currency exchange gain (loss)	98	(483)
All other, net	(119)	(390)
Other expense, net	$(762)	$(756)

14.    Income Taxes

        (Loss) income from continuing operations before income taxes include the following components (in thousands):

	Years Ended December 31,
	2013	2012
U.S.-based operations	$(8,481)	$(7,872)
Non U.S.-based operations	2,053	(2,189)
	$(6,428)	$(10,061)

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        Income tax expense (benefit) attributable to loss from continuing operations is summarized as follows (in thousands):

	Current		Deferred		Total
Year ended December 31, 2013:
U.S. Federal	$	─	$	─	$	─
State and local		16		─		16
Foreign		405		(69)		336
Total		$421		(69)		352

Year ended December 31, 2012:
U.S. Federal	$	─		─	$	─
State and local		16		─		16
Foreign		(212)		(171)		(383)
Total		$(196)		$(171)		$(367)

         Income taxes attributable to loss from continuing operations differ from the amounts computed by applying the U.S. federal statutory rate of 34% to loss from continuing operations before income taxes as shown below (in thousands):

	Years Ended December 31,
	2013	2012
Expected tax benefit	$(2,185)	$(3,421)
Net tax effects of:
Foreign tax rate differential	(515)	408
State taxes, net of federal benefit	(62)	(529)
Return to provision adjustment	(270)	832
Research and other credits	(139)	(2)
Permanent difference on deemed dividend	1,040	─
Permanent difference on warrants	61	(31)
Other	35	73
Change in deferred tax asset valuation allowance	2,387	2,303
	$352	$(367)

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Research and development credits	$1,824	$1,707
Other credits	378	347
Operating loss carry forwards	12,592	10,562
Inventories	338	469
Allowance for doubtful accounts	118	563
Depreciation	349	246
Deferred research and development expenses for income tax	327	327
Non-cash compensation	957	706
Other	794	536
Total gross deferred tax assets	17,677	15,463
Valuation allowance	(17,293)	(14,906)
Net deferred tax assets	384	557

Deferred tax liabilities
Other identifiable intangible assets	(1,070)	(1,354)
Total gross deferred tax liabilities	(1,070)	(1,354)
Net deferred tax liabilities	$(686)	$(797)

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

The Company had approximately $24.0 million, $64.3 million and $5.5 million of federal, state and foreign income tax net operating loss carryforwards at December 31, 2013, respectively. The foreign net operating losses can be carried forward indefinitely. Future utilization of the federal and state net operating losses and credit carryforwards is subject to a substantial annual limitation due to ownership change limitations as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations.

The Company performed a study to evaluate the status of net operating loss carryforwards as a result of the ownership change from the Merger. The results of the study provided that the merger caused an “ownership change” of the Company as defined for U.S. federal income tax purposes as of the date of the merger. The “ownership change” will significantly limit the use of the Company’s net operating losses and credits in future tax years. Of the $24.0 million federal loss carryforwards approximately $5.4 million of the loss will be subject to an annual limitation of $0.4 million within the next 5 years and $0.2 million for the following 15 years. The federal net operating loss carryforwards will expire in fiscal year 2033. As a result of the “ownership change” the federal research and development credits have been limited and based on the limitation the Company does not anticipate being able to use any of these credits that existed as of the date of the Merger in future tax years. Of the $64.3 million of state net operating loss carryforwards approximately $1.1 million of the loss will be subject to an annual limitation of $0.1 for the next 20 years. The state net operating loss carryforwards will expire in fiscal year 2033. The Company has state research and development credits of $2.6 million. Since the state credits have an indefinite life, the Company did not write them off even though it is also limited under Section 383. The Company has a full valuation allowance against the related deferred tax assets as it is more likely than not that they will not be realized by the Company.

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

       The Company has not recognized a deferred tax liability on undistributed earnings of its foreign subsidiaries, because these earnings are intended to be permanently reinvested. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and factual circumstances in effect at the time of any such distributions. Therefore, the Company believes it is not practicable at this time to reliably determine the amount of unrecognized deferred tax liability related to its undistributed earnings; however, these undistributed earnings are immaterial. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance

The following changes occurred in the amount of unrecognized tax benefits including related interest and penalties (in thousands):

	Years Ended
	December 31,
	2013	2012
Balance at beginning of year	$452	$529
Additions for current year tax provisions	91	41
Reduction for prior year tax provisions	─	(118)
Balance at end of year	$543	$452

If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

As of December 31, 2013 and 2012, the Company had $0.2 million accrued for payment of interest and penalties related to unrecognized tax benefits.

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

Open Tax Years
United States – Federal	2010 – 2013
United States – State	2009 – 2013
Canada	2008 – 2013
Sweden	2011 – 2013
United Kingdom	2009 – 2013

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

15.    Sale of Energy Systems Division

        On October 1, 2009, the Company sold all significant assets of Applied Utility Systems, Inc., which comprised the Company’s Energy Systems division, for up to $10.0 million, including $8.6 million in cash and contingent consideration of $1.4 million. Of the contingent consideration, $0.5 million was contingent upon Applied Utility Systems being awarded certain projects and $0.9 million is retention against certain project and contract warranties and other obligations. The Company has not recognized any of the contingent consideration as of December 31, 2013 and will only do so if the contingencies are resolved favorably. The $0.5 million of contingent consideration that was contingent on the award of certain projects was not earned and will not be paid.

        The (loss) income, net of tax of the Energy Systems division is presented as discontinued operations. The Company continues to incur legal and other expenses related to this discontinued operation. Expenses for the year ended December 31, 2013 also include amounts related to an indemnification claim for matters relating to various customer contracts that sold (see Note 17). In addition, the Company recorded a gain of $0.3 million in the year ended December 31, 2012 related to recovery of awards from Benz Air litigation. There was no revenue included within discontinued operations for the years ended December 31, 2013 or 2012.

16.    Equity Investments

TCC Investment

In February 2008, the Company entered into an agreement with Tanaka Kikinzoku Kogyo K.K. (TKK) to form a new joint venture company, TC Catalyst, Inc. (TCC), a Japanese corporation. The joint venture is part of the Catalyst division. The Company entered the joint venture in order to improve its presence in Japan and Asia and strengthen its business flow into the Asian market.

In December 2008, the Company sold shares in TCC to TKK reducing its ownership to 30%. In December 2009, the Company agreed to sell and transfer specific three-way catalyst and zero-platinum group metal, or ZPGM, patents to TKK for use in specific geographic regions. As part of the transaction, the Company also sold shares in TCC, which reduced its ownership in the joint venture to 5%. The Company remains contractually obligated to fund its portion of the losses of the joint venture based on its ownership percentage. TCC operates with a March 31 fiscal year-end.

The Company’s investment in TCC is accounted for using the equity method as the Company still has significant influence over TCC as a result of having a seat on TCC’s board and due to the technological interdependence between TCC and the Company. In February 2010, the Company entered into an agreement to loan 37.5 million JPY (approximately $0.4 million) to TCC to fund continuing operations. As of December 31, 2010, the Company had loaned TCC 37.5 million JPY. If the loan is not repaid by TCC, it will offset the Company’s obligation to fund its portion of TCC’s losses. Given TCC’s historical losses, the loan has been recorded as a reduction of such obligations. TCC has repaid 21.5 million JPY as of December 31, 2013.

At December 31, 2013, the Company’s loan to TCC was $0.2 million which was offset by the Company’s share of accumulated losses in the amount of $0.2 million.

Joint Venture

On February 19, 2013, the Company entered into a joint venture agreement (the “Joint Venture Agreement”) with Pirelli & C. Ambiente SpA (“Pirelli”) to form a joint venture entity, Eco Emission Enterprise Srl under the laws of Italy (the “Joint Venture”), through which the Company and Pirelli would jointly sell their emission control products in Europe and the Commonwealth of Independent States (“CIS”) countries. Pursuant to the agreement, both partners agreed to sell products to the Joint Venture which would earn a commission to market and sell these products. As such, all of the Company’s existing business in Sweden and the UK would be conducted through the Joint Venture. The Joint Venture commenced operations in April 2013.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

The Joint Venture Agreement provided that the Company and Pirelli each hold 50% of the total issued share capital of the Joint Venture. Pursuant to the Joint Venture Agreement, in February 2013, the Company and Pirelli each contributed €50,000 (approximately $66,000) to the Joint Venture as initial capital contributions. In addition, in accordance with the Joint Venture Agreement, CDTi and Pirelli provided shareholder loans of €200,000 (approximately $261,000) each in April 2013. During 2013, these loans were converted into equity contributions as required by local statutory regulations. In the fourth quarter of 2013, the Company and Pirelli each contributed an additional €262,000 (approximately $361,000) to the Joint Venture.

The Company accounts for its investment in the Joint Venture using the equity method. Since the commencement of operations, the Joint Venture has incurred a loss of €0.9 million (approximately $1.2 million). The Company has recorded a loss of $0.6 million, representing its 50% share of the Joint Venture’s losses, in other expense in the accompanying consolidated statement of comprehensive loss.

On November 8, 2013, as a result of slower than anticipated progress in achieving sales objectives initially established for the Joint Venture, the Company and Pirelli agreed to voluntarily dissolve the Joint Venture in accordance with the Joint Venture Agreement. The Joint Venture ceased operations on November 30, 2013 and commenced liquidation on December 9, 2013. The Company expects that dissolution will be finalized in the first half of 2014 and that its investment balance of $0.1 million, included in other assets in the accompanying consolidated balance sheet at December 31, 2013, will be collected upon dissolution. The Company has resumed its operations in Europe in a similar manner as conducted prior to the Joint Venture.

17.    Commitments and Contingencies

        Lease Commitments

        The Company leases certain equipment and facilities under operating leases that expire through 2018. The Company recognizes its minimum lease payments, including escalation clauses, on a straight-line basis over the minimum lease term of the lease. Rent expense was $1.1 million and $1.5 million in the years ended December 31, 2013 and 2012, respectively.

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2013 are (in thousands):

Years ending December 31:
2014	$1,027
2015	680
2016	613
2017	379
2018	356
Total minimum lease payments	$3,055

        Legal Proceedings

        On April 30, 2010, the Company received notice of an administrative complaint filed by its former chief financial officer. The complaint was filed with the Hartford, Connecticut office of the U.S. Department of Labor (“U.S. DOL”) under Section 806 of the Sarbanes-Oxley Act of 2002 (“SOX”) and alleged, among other things, that the Company’s termination of her employment on April 19, 2010 was retaliatory and due to her alleged protected activity associated with comments she made to the Company’s board of directors at their meeting on March 26, 2010. On June 14, 2010, the Company filed its response to the complaint denying the allegations and requesting a dismissal of the matter. On September 27, 2013, the U.S. DOL issued preliminary findings on the matter concluding there was reasonable cause to support the former employee’s claims and ordering the Company to pay damages in excess of $1.9 million and take certain other actions. On October 22, 2013, the Company filed its Objections and Request for Hearing with the U.S. DOL which triggered the appointment of an Administrative Law Judge (“ALJ”), and the scheduling of a hearing on the merits of the matter. Thereafter, the parties agreed to participate in a U.S.DOL mediation process on February 7, 2014. On March 13, 2014, the parties entered into a settlement agreement which provides for payment of a one-time lump sum amount of $0.4 million to the former employee, along with issuance of 75,000 shares of Company stock. The Company has reserved $0.6 million at December 31, 2013, which includes the lump sum amount, the market value of the common stock on December 31, 2013 and $0.1 million in legal expenses incurred as of December 31, 2013. The settlement has been formally approved by the ALJ. As a result, there has been mutual releases of all claims and a dismissal of the SOX complaint.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        On November 15, 2013, BP Products North America (“BP”) instituted claims against Johnson Matthey (“JM”) as the parent company of and purchaser of Applied Utility Systems, Inc. (“AUS”), a former subsidiary of the Company. On May 12, 2010, JM tendered to the Company a claim for indemnification under the Asset Purchase Agreement dated October 1, 2009, (the “Asset Purchase Agreement”), among JM, the Company and AUS. On June 11, 2013, BP, JM and the Company entered into a Settlement Agreement and Mutual Releases pursuant to which they settled all claims. The settlement agreement had no material impact on the Company. Under the indemnification clauses of the Asset Purchase Agreement, the Company may be liable for legal expenses incurred by JM. These legal costs may be offset against funds withheld by JM from the acquisition of AUS.

        In connection with the Asset Purchase Agreement, on October 1, 2009, JM presented the Company with an indemnification claim seeking recovery of the net amount $0.9 million after offsetting the funds withheld by JM from the acquisition of AUS. These claims are for matters relating to various customer contracts that JM purchased. The Company and JM have entered into discussions relating to the application of offsets and the validity of the claims presented.  The Company has offered a settlement amount of $0.2 million and has reserved for this amount in the fourth quarter of 2013. Since the discussions are ongoing, the ultimate costs associated with this matter cannot be determined at this time.

In addition to the foregoing, the Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of December 31, 2013, nor is it possible to estimate what litigation-related costs will be in the future.

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

18.    Segment Reporting

        The Company has two business division segments based on the products it delivers:

        Catalyst division — The Catalyst division produces catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications.  The Catalyst Division developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no platinum group metals, or PGMs, to provide increased catalytic function and value for technology-driven automotive industry customers. The Catalyst division’s technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and it has supplied over eleven million parts to light duty vehicle customers since 1996. The Catalyst division also provides catalyst formulations for the Company’s Heavy Duty Diesel Systems division. Intersegment revenues are based on market prices.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Years Ended
	December 31,
	2013	2012
Net sales
Heavy Duty Diesel Systems	$32,614	$40,666
Catalyst	25,823	24,322
Corporate	─	─
Eliminations (1)	(3,153)	(4,451)
Total	$55,284	$60,537
Income (loss) from operations
Heavy Duty Diesel Systems	$1,018	$(602)
Catalyst	1,026	(1,816)
Corporate	(6,476)	(5,469)
Eliminations	166	50
Total	$(4,266)	$(7,837)

Depreciation and amortization
Heavy Duty Diesel Systems	$1,082	$1,238
Catalyst	204	192
Corporate	─	─
Total	$1,286	$1,430

Capital expenditures
Heavy Duty Diesel Systems	$48	$135
Catalyst	94	101
Corporate	─	─
Total	$142	$236

	December 31,
Total assets	2013	2012
Heavy Duty Diesel Systems	$42,181	$40,182
Catalyst	41,687	37,637
Discontinued operations	1,132	1,172
Eliminations	(56,631)	(43,550)
Total	$28,369	$35,441

(1)     Elimination of Catalyst revenue related to sales to Heavy Duty diesel Systems.

        Net sales by geographic region based on location of sales organization is as follows (in thousands):

	Years Ended December 31,
	2013	2012
United States	$26,659	$25,895
Canada	23,913	22,152
United Kingdom	951	6,691
Sweden	3,761	5,799
Total	$55,284	$60,537

        Net fixed assets and total assets by geographic region as of December 31, 2013 and 2012 is as follows (in thousands):

	Fixed Assets		Total Assets
	2013	2012	2013	2012
United States	$609	$616	$12,371	$15,353
Canada	803	1,278	12,874	15,681
United Kingdom	─	─	741	1,392
Sweden	47	106	2,383	3,015
Total	$1,459	$2,000	$28,369	$35,441

19.    Subsequent Events

        On March 13, 2014, the Company entered into a “Confidential Settlement Agreement and General Release” with its former chief financial officer which provides for payment of a one-time lump sum amount of $0.4 million to the former employee, along with the issuance of 75,000 shares of Company common stock. The Company has reserved $0.6 million at December 31, 2013, which includes the lump sum amount, the market value of the common stock on December 31, 2013 and $0.1 million in legal expenses incurred as of December 31, 2013. The settlement has been formally approved by the ALJ. As a result, there has been mutual releases of all claims and a dismissal of the SOX complaint.

On March 21, 2014, the Company and Kanis S.A. entered into a letter agreement regarding the Company’s outstanding 8% subordinated convertible note due 2016 whereby Kanis S.A. has agreed not to accelerate the maturity of these notes prior to July 1, 2015.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1

Restated Certificate of Incorporation of Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 3(i)(a) to CDTi’s Annual report on Form 10-K (SEC file number 000-27432) for the year ended December 31, 2006 and filed on March 30, 2007).

3.2

Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(b) to CDTi’s Registration Statement on Form S-1 (SEC file number  333-144201) dated on June 29, 2007).

3.3

Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to CDTi’s Post-Effective Amendment No. 1 to Form S-4 on Form S-3 (SEC file number 333-166865) filed on November 10, 2010).

3.4	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on May 24, 2012).

3.5

By-Laws of Clean Diesel Technologies, Inc. as amended through November 6, 2008 (incorporated by reference to Exhibit 3.1 to CDTi’s Quarterly Report on Form 10-Q (SEC file number 001-33710) filed on November 10, 2008).

4.1

Specimen of Certificate for Clean Diesel Technologies, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to CDTi’s Post-Effective Amendment No. 1 to Form S-4 on Form S-3 (SEC file number 333-166865) filed on November 10, 2010).

4.2	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K SEC file number 001-33710) filed on July 3, 2013).

10.1*	Joint Research Agreement on Zero Precious Group Metal Catalyst, dated June 8, 2010, between Honda R&D Co., Ltd. and Catalytic Solutions, Inc. and extended by the Memorandum of Joint Research Agreement on Zero Precious Group Metal Catalyst, dated April 1, 2012, between Honda R&D Co., Ltd. and Catalytic Solutions, Inc.

10.2

Loan Commitment Letter, dated December 30, 2010, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on January 5, 2011) as amended by the Amendment of Clean Diesel Technologies Inc.’s Loan Agreement dated December 30, 2010 between Kanis S.A. and Clean Diesel Technologies, Inc., dated January 30, 2013 (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on February 1, 2013).

10.3

Form of $1,500,000 Promissory Note Dated December 30, 2010 (incorporated by reference to Schedule A to Loan Commitment Letter filed as Exhibit 10.1 to CDTi’s current report on Form 8-K (SEC file number 001-33710) filed on January 5, 2011).

10.4

Form of Agreement of Sale of Accounts and Security Agreement, dated February 14, 2011 between Faunus Group International, Inc. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on February 16, 2011) as amended by the Omnibus Amendment to Sale of Accounts and Security Agreements and Guaranty Agreement dated August 15, 2012, among Clean Diesel Technologies, Inc., certain of its subsidiaries and Faunus Group International, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710)  filed on August 21, 2012).

10.5

Form of Agreement Guaranty, dated February 14, 2011 between Faunus Group International, Inc. and Clean Diesel Technologies, Inc., Clean Diesel International LLC, Catalytic Solutions, Inc., Engine Control Systems, Ltd., Engine Control Systems Limited, Clean Diesel Technologies Limited, Engine Control Systems Europe AB, ECS Holdings, Inc., Catalytic Solutions Holdings, Inc. and CSI Aliso, Inc. (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710)  filed on February 16, 2011) as amended by the Omnibus Amendment to Sale of Accounts and Security Agreements and Guaranty Agreement dated August 15, 2012, among Clean Diesel Technologies, Inc., certain of its subsidiaries and Faunus Group International, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710)  filed on August 21, 2012).

10.6

Subordinated Convertible Notes Commitment Letter, dated April 11, 2011, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on April 13, 2011).

10.7

Form of $3,000,000 promissory note, dated April 11, 2011 (included as Schedule B to Subordinated Convertible Notes Commitment Letter filed as Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710)  filed on April 13, 2011) as amended by the Amendment of 8% Subordinated Convertible Promissory Note between Clean Diesel Technologies, Inc. and Kanis S.A., dated February 16, 2012 (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on February 17, 2012), further amended by the Second Amendment of 8% Convertible Promissory Note, dated July 27, 2012, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.3 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on August 2, 2012), further amended by the Letter Agreement between Kanis S.A. and Clean Diesel Technologies, Inc. effective January 30, 2013 (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on February 1, 2013) and further amended by the Letter Agreement, dated March 21, 2014, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on March 27, 2014).

10.8	Form of Warrant issued to Kanis S.A., dated February 16, 2012 (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on February 17, 2012).
10.9

Form of Warrant issued on July 5, 2011 to the underwriters named in the Underwriting Agreement, dated June 28, 2011, by and among Clean Diesel Technologies, Inc., the selling stockholders named therein, and Roth Capital Partners, LLC, as the representative of the underwriters (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on July 1, 2011).

10.10

Form of Purchase Agreement, dated October 7, 2011, by and among Clean Diesel Technologies, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on October 11, 2011).

10.11

Form of Registration Rights Agreement, dated October 7, 2011, by and among Clean Diesel Technologies, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on October 11, 2011).

10.12

Loan Commitment Letter, dated July 27, 2012, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on August 2, 2012).

10.13

Form of $3,000,000 Promissory Note, dated July 27, 2012, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on August 2, 2012).

10.14	Form of Warrant issued to Kanis S.A., dated July 27, 2012 (incorporated by reference to Exhibit 10.4 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on August 2, 2012).
10.15

Joint Venture Agreement, dated February 19, 2013, between Pirelli & C. Ambiente SpA and Clean Diesel Technologies, Inc. (certain portions of the agreement have been redacted and filed separately with the SEC pursuant to a request for confidential treatment, which has been granted) (incorporated by reference to Exhibit 10.1 to CDTi’s Amendment No. 2 to Current Report on Form 8-K (SEC file number 001-33710) filed on May 16, 2013).

10.16*	Eco Emission Enterprise srl Liquidation letter, dated November 21, 2013, between Pirelli & C. Ambiente SpA and Clean Diesel Technologies, Inc.

10.17	Letter Agreement with Kanis S.A. dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on June 28, 2013).
10.18	Warrant issued to Kanis S.A., dated July 3, 2013 (incorporated by reference to Exhibit 99.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on July 3, 2013).
10.19	Letter Agreement with Derek Gray dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on June 28, 2013).
10.20	Form of Underwriter Warrant (incorporated by reference to Exhibit 99.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on July 3, 2013).

10.21†	Employment Agreement dated March 25, 2014, between Pedro J. Lopez-Baldrich and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on March 27, 2014).

10.22*†	Employment Agreement dated March 25, 2014, between Christopher J. Harris and Clean Diesel Technologies, Inc.

10.23†

Employment Agreement dated March 8, 2012, between R. Craig Breese and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.21 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 29, 2012).

10.24*†	Separation Agreement and Release dated January 24, 2014, between R. Craig Breese and Clean Diesel Technologies, Inc.

10.25†

Employment Agreement, dated May 2, 2012, between Nikhil A. Mehta and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on May 7, 2012).

10.26†

Employment Agreement, dated October 17, 2006, between Stephen J. Golden, Ph.D., and CSI (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to CDTi’s Registration Statement on Form S-4/A (SEC file number 001-33710) filed on August 30, 2010).

10.27†	Stock Incentive Plan as amended through May 23, 2012 (incorporated by reference to Appendix A to CDTi’s Definitive Proxy Statement (SEC file number 001-33710) filed on April 23, 2012).

10.28†	Form of U.S. Participant Notice of Grant of Stock Option and Agreement (incorporated by reference to Exhibit 10.3 to CDTi’s Form 10-Q (SEC file number 001-33710) filed on August 9, 2012).

10.29†	Form of Non-U.S. Participant Notice of Grant of Stock Option and Agreement (incorporated by reference to Exhibit 10.4 to CDTi’s Form 10-Q (SEC file number 001-33710) filed on August 9, 2012).

10.30†	Form of Non-Employee Director Notice of Grant of Stock Option and Agreement (incorporated by reference to Exhibit 10.5 to CDTi’s Form 10-Q (SEC file number 001-33710) filed on August 9, 2012).

10.31†	Form of U.S. Participant Notice of Grant of Restricted Share Units and Agreement (incorporated by reference to Exhibit 10.6 to CDTi’s Form 10-Q (SEC file number 001-33710) filed on August 9, 2012).

10.32†

Form of Non-U.S. Participant Notice of Grant of Restricted Share Units and Agreement (incorporated by reference to Exhibit 10.7 to CDTi’s Form 10-Q (SEC file number 001-33710) filed on August 9, 2012).

10.33†	Management Short Term Incentive Plan (incorporated by reference to Exhibit 10.3 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on June 13, 2011).

10.34†	Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on December 18, 2012).

10.35†

New Employee Inducement Award Nonqualified Stock Option granted to Robert Craig Breese, dated March 8, 2012 (incorporated by reference to Exhibit 10.36 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 29, 2012).

10.36†	New Employee Inducement Award Restricted Share Units granted to Robert Craig Breese, dated March 8, 2012 (incorporated by reference to Exhibit 10.37 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 29, 2012).

10.37*	Second Purchase and Sale Agreement, dated December 18, 2009, between Tanaka Kikinzoku Kogyo Kabushiki Kaisha and Catalytic Solutions, Inc.

10.38*	Purchase and Sale Agreement and the Amendment to Purchase and Sale Agreement, each dated December 22, 2008, between Tanaka Kikinzoku Kogyo Kabushiki Kaisha and Catalytic Solutions, Inc.

10.39*	New Shareholders Agreement, dated December 18, 2009, between Tanaka Holdings Kabushiki Kaisha, Tanaka Kikinzoku Kogyo Kabushiki Kaisha, Catalytic Solutions, Inc. and TC Catalyst, Inc.

10.40*	Consulting Option Agreement, dated December 18, 2009, between Tanaka Kikinzoku Kabushiki Kaisha, Dr. Stephen Golden and Catalytic Solutions, Inc.

21*	Subsidiaries of Clean Diesel Technologies, Inc.

23*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Pedro J. Lopez-Baldrich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Nikhil A. Mehta pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement