Form 10-Q
period 2014-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2014-05-08
CIK 949428

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 5, 2014, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 12,352,747.

CLEAN DIESEL TECHNOLOGIES, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        As used in this Quarterly Report on Form 10-Q, the terms “CDTi” or the “Company” or “we,” “our” and “us” refer to Clean Diesel Technologies, Inc. and its consolidated subsidiaries.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties, as well as assumptions, which could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements generally are identified by the words “may,” “will,” “project,” “might,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “should,” “could,” “would,” “strategy,” “plan,” “continue,” “pursue,” or the negative of these words or other words or expressions of similar meaning. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. These forward-looking statements are based on information available to us, are current only as of the date on which the statements are made, and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. For examples of such risks and uncertainties, please see the discussion under the caption “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 and important factors discussed in this report and our other filings with the SEC, including without limitation the following:

•

We have incurred losses, have not experienced positive cash flows from operations in the past and our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern in their report on our financial statements for the period ended December 31, 2013. Our ability to achieve profitability and positive cash flows from operations, or finance negative cash flow from operations, could depend on reductions in our operating costs, which may not be achievable, or from increased sales, which may not occur;

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

•

Historically, we have been dependent on a few major customers, particularly Honda, for a significant portion of our revenue and our revenue would decline if we are unable to maintain those relationships, if customers reduce their orders for our products, or if we are unable to secure new customers. In addition, we have an agreement with Honda that could limit our rights to commercialize certain technology which could adversely affect our technology licensing strategy;

•	We are not able to sell our current catalyst products in certain countries in Asia since such products are based on technology which we sold to a third party;

•	We have entered into contractual agreements in connection with the sale of certain of our assets, which may expose us to liability for claims for indemnification under such agreements; and

•	We depend on intellectual property and the failure to protect our intellectual property could adversely affect our future growth and success.

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

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$3,597	$3,909
Accounts receivable, net	6,068	5,524
Inventories	6,026	5,919
Prepaid expenses and other current assets	1,431	1,462
Total current assets	17,122	16,814
Property and equipment, net	1,402	1,459
Intangible assets, net	3,274	3,508
Goodwill	5,767	5,870
Other assets	1,009	718
Total assets	$28,574	$28,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,684	$2,258
Accounts payable	6,044	5,370
Accrued expenses and other current liabilities	5,434	6,002
Income taxes payable	1,411	1,058
Total current liabilities	15,573	14,688
Shareholder notes payable	7,565	7,549
Deferred tax liability	666	686
Total liabilities	23,804	22,923
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share: authorized 24,000,000; issued and outstanding 10,150,575 and 9,299,253 shares at March 31, 2014 and December 31, 2013, respectively	102	93
Additional paid-in capital	191,696	188,108
Accumulated other comprehensive loss	(1,473)	(1,036)
Accumulated deficit	(185,555)	(181,719)
Total stockholders’ equity	4,770	5,446
Total liabilities and stockholders’ equity	$28,574	$28,369

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$12,462	$13,307
Cost of revenues	8,598	10,195
Gross profit	3,864	3,112
Operating expenses:
Selling, general and administrative (including stock-based compensation expense of $109 and $192)	3,674	3,830
Research and development (including stock-based compensation expense of $2 and $2)	1,289	1,265
Severance and other charges	354	11
Total operating expenses	5,317	5,106
Loss from operations	(1,453)	(1,994)
Other (expense) income:
Interest expense	(306)	(336)
Other (expense) income, net	(1,812)	306
Total other expense	(2,118)	(30)
Loss from continuing operations before income taxes	(3,571)	(2,024)
Income tax expense from continuing operations	237	114
Net loss from continuing operations	(3,808)	(2,138)
Net loss from discontinued operations	(28)	(3)
Net loss	(3,836)	(2,141)
Foreign currency translation adjustments	(437)	(593)
Comprehensive loss	$(4,273)	$(2,734)
Basic and diluted net loss per share:
Net loss from continuing operations	$(0.39)	$(0.29)
Net loss from discontinued operations	-	-
Net loss	$(0.39)	$(0.29)
Weighted-average number of common shares outstanding - basic and diluted	9,758	7,261

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,836)	$(2,141)
Net loss from discontinued operations	28	3
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	274	334
Write-down of excess and obsolete inventory	16	137
Stock-based compensation expense	111	194
Loss (gain) on change in fair value of liability-classified warrants	2,051	(3)
Gain on foreign currency transactions	(162)	(277)
Other	(6)	88
Changes in operating assets and liabilities:
Accounts receivable	(642)	(1,107)
Inventories	(206)	(417)
Prepaid expenses and other assets	(279)	171
Accounts payable	612	1,281
Income taxes	389	69
Accrued expenses and other current liabilities	62	(80)
Cash used in operating activities of continuing operations	(1,588)	(1,748)
Cash used in operating activities of discontinued operations	(31)	(2)
Net cash used in operating activities	(1,619)	(1,750)
Cash flows from investing activities:
Purchases of property and equipment	(78)	(80)
Investment in unconsolidated affiliate	─	(66)
Net cash used in investing activities	(78)	(146)
Cash flows from financing activities:
Net borrowings (payments) under demand line of credit	426	(334)
Proceeds from exercise of warrants	1,000	─
Other	(18)	(2)
Net cash provided by (used in) financing activities	1,408	(336)
Effect of exchange rates on cash	(23)	(63)
Net change in cash	(312)	(2,295)
Cash at beginning of period	3,909	6,878
Cash at end of period	$3,597	$4,583

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

b.       Liquidity

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $185.6 million at March 31, 2014. The Company has funded its operations through equity sales, debt and bank borrowings.

        The Company has a $7.5 million secured demand facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”). At March 31, 2014, the Company had $2.7 million in borrowings outstanding under this facility with $4.8 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. There is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory. Additionally, FGI can cancel the facility at any time.

        On May 15, 2012, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (the “Shelf Registration”), which was declared effective by the SEC on May 21, 2012. The Shelf Registration permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, provided that the Company may not sell its securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of its public float in any 12-month period (unless the Company’s public float rises to $75.0 million or more).

        On July 3, 2013, the Company sold 1,730,000 units pursuant to the shelf registration for $1.25 per unit, with each unit consisting of one share of common stock and one half of a warrant to purchase one share of common stock with an exercise price of $1.25 per share. The Company received net proceeds of $1.7 million after deducting discounts and commissions to the underwriter and offering expenses. In the first quarter of 2014, warrant holders exercised an aggregate of 800,000 of the warrants issued in the offering at an exercise price of $1.25 per share for  proceeds of $1.0 million.

         On March 21, 2014, the Company and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed not to accelerate the maturity of the company’s 8% subordinated convertible notes due 2016 prior to July 1, 2015. See Note 8 for additional information on these notes.

         On April 4, 2014, the Company sold 2,030,000 units pursuant to the Shelf Registration for $3.40 per unit, with each unit consisting of one share of common stock and 0.4 of one warrant to purchase one share of common stock with an exercise price of $4.20 per share. The Company received net proceeds of $6.1 million after deducting placement agent fees and other estimated offering expenses.

          At March 31, 2014, the Company had $3.6 million in cash. Based on the Company’s current cash levels, proceeds from the April 2014 offering and expected cash flows from operations, management believes that the Company will have access to sufficient working capital to sustain operations through at least the next twelve months. However, there can be no assurances that the Company will be able to achieve projected levels of revenue in 2014 and beyond. If cash from operations is not sufficient for the working capital needs of the Company, the Company may seek additional financing in the form of funding from outside sources. However, there is no assurance that the Company will be able to raise additional funds or reduce its discretionary spending to a level sufficient for its working capital needs.

2.       Summary of Significant Accounting Policies

a.       Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been reflected. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

b.       Principles of Consolidation

        The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

        Investments in which the Company has at least a 20%, but not more than a 50% interest are generally accounted for under the equity method. Investment interests below 20% are generally accounted for under the cost method, except if the Company could exercise significant influence, the investment would be accounted for under the equity method. The Company’s judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company includes its proportionate share of the net income or loss of equity-method investees in its condensed consolidated statements of comprehensive loss.

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

d.       Concentration of Risk

        For the three months ended March 31, 2014 and 2013, one automotive original equipment manufacturer (“OEM”) customer within the Catalyst segment accounted for 41% and 40%, respectively, of the Company’s revenues. This customer accounted for 30% and 24% of the Company’s accounts receivable at March 31, 2014 and December 31, 2013, respectively. No other customers accounted for 10% or more of the Company’s revenues or accounts receivable for these periods.

        For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

	Three Months Ended March 31,
Vendor	2014	2013
A	19%	13%
B	18%	16%
C	6%	16%
D	9%	13%

        Vendor A above is a catalyst supplier, vendors B and D above are substrate suppliers and vendor C is a rare earth materials supplier.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

        Diluted net loss per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred net losses in the three months ended March 31, 2014 and 2013, the effect of potentially dilutive securities has been excluded in the computation of net loss per share and net loss from continuing operations per share as their impact would be anti-dilutive. Potential common stock equivalents excluded consist of the following (in thousands):

	March 31,
	2014	2013
Common stock options	635	786
RSUs	442	371
Warrants	340	923
Convertible notes	250	250
Total	1,667	2,330

f.         Fair Value Measurements

        The Company measures certain financial assets and liabilities at fair value in accordance with a hierarchy which requires an entity to maximize the use of observable inputs which reflect market data obtained from independent sources and minimize the use of unobservable inputs. There are three levels of inputs that may be used to measure fair value:

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

The Company records its liability-classified warrants at fair value in accordance with the fair value measurement framework. See Note 10 for further information on these liability-classified warrants. The valuation inputs hierarchy classification for the warrant liability measured at fair value on a recurring basis is summarized as follows (in thousands):

As of March 31, 2014:	Level 1	Level 2	Level 3
Warrant liability	─	─	$485
	─	─	$485

As of December 31, 2013:	Level 1	Level 2	Level 3
Warrant liability	-	-	$939
	-	-	$939

   The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$939	$10
Exercise of common stock warrants	(2,505)	─
Remeasurement of common stock warrants	2,051	(3)
Balance at end of period	$485	$7

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

g.       Fair Value of Financial Instruments

        Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair values of the Company’s cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to the variable interest rates. The fair value of shareholder notes payable, noncurrent, calculated using level 3 inputs, using a Black-Scholes option-pricing model to value the debt’s conversion factor and a net present value model was $7.6 million and $7.5 million at March 31, 2014 and December 31, 2013, respectively.

h.       Reclassifications

        Certain prior-period amounts have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations or stockholders' equity.

i.         Recently Adopted Accounting Guidance

        In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 was effective for reporting periods beginning after December 15, 2013. Adoption of ASU 2013-05 in the first quarter of 2014 did not have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

        In June 2013, the FASB ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. Adoption of this amendment in the first quarter of 2014 did not have a material impact on its consolidated financial statements or financial statement disclosures.

3.       Inventories

Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$2,825	$2,782
Work in progress	1,125	1,039
Finished goods	2,076	2,098
	$6,026	$5,919

4.       Goodwill and Intangible Assets

        Goodwill

        The Company’s Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, contains all of the Company’s allocated goodwill. The change in the carrying amount of goodwill is as follows (in thousands):

Balance at December 31, 2013	$5,870
Effect of translation adjustment	(103)
Balance at March 31, 2014	$5,767

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 Intangible Assets

        Intangible assets consist of the following (in thousands):

	Useful Life in Years	March 31, 2014	December 31, 2013
Trade name	15 – 20	$1,328	$1,352
Patents and know-how	5 – 12	4,696	4,814
Customer relationships	4 – 8	1,202	1,224
		7,226	7,390
Less accumulated amortization		(3,952)	(3,882)
		$3,274	$3,508

        The Company recorded amortization expense related to intangible assets of $0.2 million during each of the three months ended March 31, 2014 and 2013.

        Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2014	$496
2015	656
2016	511
2017	500
2018	168

5.       Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued salaries and benefits	$1,089	$1,232
Warrant liability	485	939
Liability for consigned precious metals	654	832
Accrued legal settlement and related expenses	783	616
Accrued severance and other charges	371	530
Accrued warranty	458	453
Other	1,594	1,400
	$5,434	$6,002

6.       Severance and Other Charges

        Severance and other charges consist of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Employee severance expense	$46	$11
Lease exit costs	43	─
Legal settlements	265	─
Total severance and other charges	$354	$11

        Severance and Other Exit Costs

        The Company incurred severance costs in 2014 related to its North American and United Kingdom locations. The Company incurred additional lease exit costs related to the exit of a lease in North America in 2013.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following summarizes the activity in the Company’s accrual for severance and other exit costs (in thousands):

	Severance	Lease Exit Costs		Total
Accrual at December 31, 2013	$530	$	─	$530
Provision in 2014	46		43	89
Payments and other settlements in 2014	(222)		(23)	(245)
Translation adjustment	(3)		─	(3)
Accrual at March 31, 2014	$351		$20	$371

The Company expects to pay substantially all of the accrued amounts during the remainder of 2014.

Legal Settlements

On March 13, 2014, the Company reached a settlement with its former chief financial officer pursuant to an administrative complaint that was filed in 2010 which provides for a one-time lump sum amount of $0.4 million and the issuance of 75,000 shares of Company common stock. The accrued balance of $0.7 million at March 31, 2014 includes the lump sum amount, the market value of the common stock on the balance sheet date and related accrued legal expenses. In the three months ended March 31, 2014, the Company recorded an additional $0.2 million primarily related to the increase in fair value of its common stock. The settlement was paid and stock issued in April 2014. In the three months ended March 31, 2014, the Company also incurred $0.1 million related to the settlement of a customer dispute.

7.       Accrued Warranty

        Changes in the Company’s product warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$453	$665
Accrued warranty expense	230	199
Warranty claims paid	(212)	(19)
Translation adjustment	(13)	(21)
Balance at end of period	$458	$824

8.       Debt

        Debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Line of credit with FGI	$2,684	$2,258
$1.5 million, 8% shareholder note due 2015	1,596	1,586
$3.0 million, 8% subordinated convertible shareholder notes due 2016	3,000	3,000
$3.0 million, 8% shareholder note due 2015	2,969	2,963
	10,249	9,807
Less current portion	(2,684)	(2,258)
	$7,565	$7,549

Line of Credit with FGI

        The Company has a $7.5 million secured demand facility with FGI backed by its receivables and inventory (as amended, the “FGI Facility”). The FGI Facility expires on August 15, 2015 and may be extended at the Company’s option for additional one-year terms. However, FGI can cancel the facility at any time.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

        Under the FGI Facility, FGI can elect to purchase eligible accounts receivables from the Company and certain of its subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). Purchased receivables are subject to full recourse to the Company in the event of nonpayment by the customer. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. At FGI’s election, FGI may advance the Company up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to the Company net of interest and fees on advances once the receivables are collected from customers. The Company may also borrow against eligible inventory up to the inventory sublimit, as determined by FGI, subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. At March 31, 2014, the inventory sublimit amount was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility. While the overall credit limit and the inventory sublimit were not changed, in the first quarter of 2014 borrowing against the Company’s significant OEM customer’s inventory has been eliminated by FGI due to their concerns about customer concentration.

        The interest rate on advances or borrowings under the FGI Facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI Facility and was 6.50% at March 31, 2014 and December 31, 2013. Any advances or borrowings under the FGI Facility are due on demand. The Company also agreed to pay FGI collateral management fees of 0.30% per month on the face amount of eligible receivables as to which advances have been made and 0.38% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

        At March 31, 2014, the Company had $3.5 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $1.8 million. At March 31, 2014, the Company also had $0.9 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at March 31, 2014. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

        $1.5 Million, 8% Shareholder Note Due 2015

        On December 30, 2010, the Company executed a Loan Commitment Letter with Kanis S.A., a shareholder of the Company, pursuant to which Kanis S.A. loaned the Company $1.5 million. The unsecured loan, as amended, bears interest on the unpaid principal at a rate of 8%, with interest only payable quarterly in arrears. In addition to principal and accrued interest, the Company is obligated to pay Kanis S.A. “Payment Premium” of $250,000 with $100,000 paid on June 30, 2013 and the remaining amount payable on the June 30, 2015 maturity date. There is no prepayment penalty.

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

        The Notes have a stated maturity of five years from the date of issuance. The agreement, as amended, allows for the acceleration of the maturity of the Notes if: (i) the Company was in breach of the notes or other agreements with Kanis S.A., or (ii) Kanis S.A. provided written notice, not less than 30 days prior to such date, that it elected to accelerate the maturity to a date not earlier than May 12, 2013. On March 21, 2014, the Company and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed not to accelerate the maturity of these Notes prior to July 1, 2015. The Notes have been classified as noncurrent in the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

        $3.0 Million, 8% Shareholder Note Due 2015

        On July 27, 2012, the Company executed a Loan Commitment Letter with Kanis S.A., pursuant to which the Company issued an unsecured promissory note in the principal amount of $3.0 million, which bears interest at 8% per annum, payable quarterly in arrears. The promissory note matures on July 27, 2015. There is no prepayment penalty or premium.

9.       Stockholders’ Equity

        Significant Changes in Stockholders’ Equity

        During the three months ended March 31, 2014, additional paid-in capital increased by $3.6 million. $3.5 million of this increase is attributable to (i) $1.0 million in proceeds received from the exercise of warrants to purchase a total of 800,000 shares of the Company’s common stock and (ii) $2.5 million being the fair value of these warrants reclassified from liabilities. See Note 10 below for additional information.

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

        On July 3, 2013, the Company closed a public offering made pursuant to the Company’s Shelf Registration in which it sold 1,730,000 units consisting of one share of common stock and on half of a warrant to purchase one share of common stock for a price of $1.25 per unit. The Company received gross proceeds of $2.2 million and net proceeds of approximately $1.7 million after deducting discounts and commissions to the Underwriter and offering expenses.

        On April 4, 2014, Clean Diesel Technologies, Inc. closed a registered direct offering of 2,030,000 shares of common stock and warrants to purchase 812,000 shares of common stock. The Company received net proceeds of approximately $6.1 million after deducting  placement agent fees and other estimated offering expenses. See Note 15 for further discussion.

        Common Stock Purchase Agreement with LPC

        On October 7, 2011, the Company signed a Purchase Agreement with LPC, together with a Registration Rights Agreement, whereby LPC agreed to purchase up to $10.0 million of the Company’s common stock over a 30-month period ending April 24, 2014. This expired unused in April 2014.

10.    Warrants

        From time to time, the Company issues warrants to purchase its common stock. These warrants have been issued for consulting services, in connection with the Company’s issuance of debt and sales of its common stock.

        Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2013	1,139,535	$1.68	$1.25 - $10.40
Warrants exercised	(800,000)	$1.25	$1.25
Outstanding at March 31, 2014	339,535	$2.70	$1.25 - $10.40
Warrants exercisable at March 31, 2014	319,535	$3.03	$1.25 - $10.40

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

         Warrant Liability

        The Company evaluates warrants on issuance and at each reporting date to determine proper classification as equity or as a liability.

        The Company’s warrant liability is carried at fair value and is classified as Level 3 in the fair value hierarchy because the warrants are valued based on unobservable inputs. The Company determines the fair value of its warrant liability using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that market conditions will be achieved. This model is dependent on several variables such as the instrument’s expected term, expected strike price, expected risk-free interest rate over the expected term of the instrument, expected dividend yield rate over the expected term and the expected volatility. The expected strike price for warrants with full-ratchet down-round price protection is based on a weighted average probability analysis of the strike price changes expected during the term as a result of the full-ratchet down-round price protection. Due to the significant change in the Company following its business combination with Catalytic Solutions, Inc. (the “Merger”), CDTi’s pre-Merger historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company has used an estimate based upon a weighted average of implied and historical volatility of a portfolio of peer companies and CDTi’s post-Merger historical volatility for the valuation of its warrants. The expected life is equal to the contractual life of the warrants.

               The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability are as follows:

	March 31, 2014	December 31, 2013
CDTi stock price	$3.82	$1.51
Strike price	$1.25	$1.25
Expected volatility	79.0%	73.6%
Risk-free interest rate	1.3%	1.8%
Dividend yield	─	─
Expected life in years	4.3	4.5

        The liability, included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets, is re-measured at the end of each reporting period with changes in fair value recognized in other expense in the condensed consolidated statements of comprehensive loss. Upon the exercise of a warrant that is classified as a liability, the fair value of the warrant exercised is re-measured on the exercise date and reclassified from warrant liability to additional paid-in capital. The Company recorded other expense of $2.1 million for the three months ended March 31, 2014 as a result of the change in fair value of the warrant liability which was primarily due to an increase in the Company’s stock price during the reporting period. During the three months ended March 31, 2014, as a result of the exercise of warrants to purchase 800,000 shares of the Company’s common stock, the warrant liability decreased $2.5 million, excluding the effects of remeasurement, with an offsetting increase to additional paid-in capital.

11.    Stock-Based Compensation

        The Clean Diesel Technologies, Inc. Stock Incentive, as amended (the “Plan”), provides for the awarding of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance awards, bonuses or other forms of share-based awards, or combinations of these to the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as determined by the board of directors. As of March 31, 2014, there were 217,832 shares available for future grants under the Plan.

        Total stock-based compensation expense for the three months ended March 31, 2014 and 2013 was $0.1 million and $0.2 million, respectively.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

        Stock Options

        Stock option activity is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2013	714,712	$7.17	7.58	─
Cancelled	(79,504)	$2.83
Outstanding at March 31, 2014	635,208	$7.71	6.05	$355
Exercisable at March 31, 2014	556,343	$8.39	5.78	$286

        The aggregate intrinsic value represents the difference between the exercise price and the Company’s closing stock price on the last trading day of the year.

        Compensation costs for stock options that vest over time are recognized over the vesting period on a straight-line basis. As of March 31, 2014, the Company had $0.1 million of unrecognized compensation cost related to stock option grants which will be recognized over a weighted estimated period of 0.9 years.

        Restricted Stock Units

        RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	312,196	$2.37
Granted	288,760	$3.18
Vested and issued	(58,139)	$2.06
Forfeited	(101,241)	$2.14
Outstanding units at March 31, 2014	441,576	$2.91
Vested and unissued at March 31, 2014	59,589	$2.49

       During the three months ended March 31, 2014, the Company granted 288,760 RSUs to executive officers and other key employees. The RSUs are time-based and vest over three years from the date of grant.

       As of March 31, 2014, the Company had $1.0 million of unrecognized compensation cost related to RSUs, which will be recognized over a weighted average estimated period of 2.7 years. In 2014, of the 58,139 shares vested, 6,817 vested shares were withheld for minimum statutory tax obligations, resulting in a net issuance of 51,322 shares.

12.    Joint Venture

On February 19, 2013, the Company entered into a joint venture agreement (the “Joint Venture Agreement”) with Pirelli & C. Ambiente SpA (“Pirelli”) to form a joint venture entity, Eco Emission Enterprise Srl under the laws of Italy (the “Joint Venture”), through which the Company and Pirelli would jointly sell their emission control products in Europe and the Commonwealth of Independent States countries. The Joint Venture commenced operations in April 2013.

On November 8, 2013, as a result of slower than anticipated progress in achieving sales objectives initially established for the Joint Venture, the Company and Pirelli agreed to voluntarily dissolve the Joint Venture in accordance with the Joint Venture Agreement. The Joint Venture ceased operations on November 30, 2013 and commenced liquidation on December 9, 2013. The dissolution was finalized in April 2014. The majority of its investment balance of $0.1 million, included in other assets in the accompanying condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, was received in April 2014, with a small balance to be collected following the receipt of VAT due from the Swedish and Italian governments. The Company has resumed its operations in Europe in a similar manner as conducted prior to the Joint Venture.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.    Contingencies

        Legal Proceedings

        On April 30, 2010, the Company received notice of an administrative complaint filed by its former chief financial officer. The complaint was filed with the Hartford, Connecticut office of the U.S. Department of Labor (“U.S. DOL”) under Section 806 of the Sarbanes-Oxley Act of 2002 (“SOX”) and alleged, among other things, that the Company’s termination of her employment on April 19, 2010 was retaliatory and due to her alleged protected activity associated with comments she made to the Company’s board of directors at their meeting on March 26, 2010. On June 14, 2010, the Company filed its response to the complaint denying the allegations and requesting a dismissal of the matter. On September 27, 2013, the U.S. DOL issued preliminary findings on the matter concluding there was reasonable cause to support the former employee’s claims and ordering the Company to pay damages in excess of $1.9 million and take certain other actions. On October 22, 2013, the Company filed its Objections and Request for Hearing with the U.S. DOL which triggered the appointment of an Administrative Law Judge (“ALJ”), and the scheduling of a hearing on the merits of the matter. Thereafter, the parties agreed to participate in a U.S.DOL mediation process on February 7, 2014. On March 13, 2014, the parties entered into a settlement agreement which provides for payment of a one-time lump sum amount of $0.4 million to the former employee, along with issuance of 75,000 shares of Company stock. The settlement has been formally approved by the ALJ. As a result, there has been mutual releases of all claims and a dismissal of the SOX complaint. The Company has reserved $0.7 million and $0.6 million at March 31, 2014 and December 31, 2013, respectively, which includes the lump sum amount, the market value of the common stock on the respective dates and accrued legal expenses incurred. The amounts were settled in April 2014.

        On November 15, 2013, BP Products North America (“BP”) instituted claims against Johnson Matthey (“JM”) as the parent company of and purchaser of Applied Utility Systems, Inc. (“AUS”), a former subsidiary of the Company. On May 12, 2010, JM tendered to the Company a claim for indemnification under the Asset Purchase Agreement dated October 1, 2009, (the “Asset Purchase Agreement”), among JM, the Company and AUS. On June 11, 2013, BP, JM and the Company entered into a Settlement Agreement and Mutual Release pursuant to which they settled all claims. The settlement agreement had no material impact on the Company. Under the indemnification clauses of the Asset Purchase Agreement, the Company may be liable for legal expenses incurred by JM. These legal costs may be offset against funds withheld by JM from the acquisition of AUS.

        In connection with the Asset Purchase Agreement, on October 1, 2009, JM presented the Company with an indemnification claim seeking recovery of the net amount of  $0.9 million after offsetting the funds withheld by JM from the acquisition of AUS. These claims are for matters relating to various customer contracts that JM purchased including the BP contract discussed above. The Company and JM have entered into discussions relating to the application of offsets and the validity of the claims presented. The Company has offered a settlement amount of $0.2 million and has reserved for this amount in the fourth quarter of 2013. Since the discussions are ongoing, the ultimate costs associated with this matter cannot be determined at this time.

        In addition to the foregoing, the Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it are likely to have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of March 31, 2014, nor is it possible to estimate what litigation-related costs will be in the future.

Sales and Use Tax Audit

        The Company is undergoing a sales and use tax audit by the State of California on AUS for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State of California asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.4 million. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State of California. On August 12, 2013, the Company appeared at an appeals conference with the Board of Equalization. The outcome of that hearing is still pending. Accordingly, no accrual has been recorded for this matter as the Company does not assess a loss as being probable. Should the Company not prevail in this matter, it will pursue reimbursement from the customer for all assessments from the State.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.    Segment Reporting and Geographic Information

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

        Catalyst division— The Catalyst division produces catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications. The Catalyst Division developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no platinum group metals, or PGMs, to provide increased catalytic function and value for technology-driven automotive industry customers. The Catalyst division’s technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and it has supplied over eleven million parts to light duty vehicle customers since 1996. The Catalyst division also provides catalyst formulations for the Company’s Heavy Duty Diesel Systems division. Intersegment revenues are based on market prices.

        Corporate — Corporate includes cost for personnel, insurance and public company expenses such as legal, audit and taxes that are not allocated down to the operating divisions.

        Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net sales
Heavy Duty Diesel Systems	$7,158	$7,284
Catalyst	5,811	6,456
Corporate	─	─
Eliminations (1)	(507)	(433)
Total	$12,462	$13,307
(Loss) income from operations
Heavy Duty Diesel Systems	278	(337)
Catalyst	222	121
Corporate	(1,933)	(1,817)
Eliminations (1)	(20)	39
Total	$(1,453)	$(1,994)

(1)     Elimination of Catalyst revenue and profit in ending inventory related to sales to Heavy Duty Diesel Systems.

        Net sales by geographic region based on the location of sales organization is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
United States	$6,297	$6,968
Canada	5,027	4,836
Europe	1,138	1,503
Total	$12,462	$13,307

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.    Subsequent Event

On April 1, 2014, the Company entered into a placement agent agreement with Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC related to a registered direct offering of an aggregate of 2,030,000 shares of the Company’s common stock and warrants to purchase an aggregate of 812,000 shares of Company common stock. The shares of common stock and warrants were sold in units at $3.40 per unit, with each unit consisting of one share of common stock and 0.4 of one warrant to purchase one share of common stock at an exercise price of $4.20 per share. The warrants can be exercised during the period commencing after six months and ending five and a half years from the date of issuance. The offering closed on April 4, 2014 and the Company received gross proceeds of $6.9 million and net proceeds of approximately $6.1 million after deducting placement agent fees and other estimated offering expenses. The Company intends to use the proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to its current business, although there are no present commitments or agreements for any such transactions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, see “Cautionary Note Concerning Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, as a result of many important factors, including those set forth in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

        All percentage amounts and ratios included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations were calculated using the underlying data in thousands. References to “Notes” are notes included in the condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.

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

         We organize our operations in two business divisions or reportable segments: the Heavy Duty Diesel Systems division and the Catalyst division.

        Heavy Duty Diesel Systems: Our Heavy Duty Diesel Systems division specializes in the design and manufacture of verified exhaust emissions control solutions. This division offers a full range of products for the verified retrofit and non-retrofit OEM and aftermarket markets through its distribution/dealer network and direct sales. Our Purifilter® , Purifier™, Combifilter ®, Cattrap ® and Actifilter™ products, along with our catalyst technologies, are used to reduce exhaust emissions created by on-road, off-road and stationary diesel, and alternative fuel engines including propane and natural gas. We also provide Platinum Plus ® fuel-borne catalyst technology, ARIS ® airless return flow system technology and exhaust gas recirculation with selective catalyst reduction technologies. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 57% and 55% of the total consolidated revenues for the three months ended March 31, 2014 and 2013, respectively.

        Catalyst: Our Catalyst division develops and produces catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of costly platinum group metals, or PGMs, to operate efficiently. Using our proprietary mixed-phase catalyst, or MPC ®, technology, we have developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no PGM content. Our technical and manufacturing capabilities have been established to meet auto makers’ most stringent requirements. Since 2001, we have supplied over eleven million parts to light duty vehicle customers. Our Catalyst division also provides catalyst products for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 43% and 45% of the total consolidated revenues for the three months ended March 31, 2014 and 2013, respectively.

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

Strategic Plan

In the second quarter of 2013, our board of directors and management team conducted a strategic review of our business and determined to pursue aggressive development of our unique materials science platform, which we view as the most likely path to enhance growth and improve shareholder value over the long-term. The new strategy is intended to build on recent initiatives and announcements, including an increased focus on developing and patenting our proprietary advanced low-PGM and zero-PGM, or ZPGM, catalysts. We believe our disruptive technology provides a solution to OEMs that contrasts with current solutions; one that reduces the dependence upon increasingly costly and scarce PGMs to meet stringent emission standards, such as the U.S. Environmental Protection Agency’s (the “EPA”) Tier 3 light duty vehicle emission standards. Our strategy includes combining our manufacturing expertise with advanced low-PGM and ZPGM materials to develop advanced catalysts in powder form to allow for potentially broader distribution and delivery options resulting in new commercial opportunities. We intend to pursue licensing and partnership arrangements to accelerate the commercialization of our patented and proprietary materials technology. Based on our strategic review, we have defined our near-term strategic priorities as follows:

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

Recent Developments

Equity Financing

On April 4, 2014, we completed a registered direct offering in which we sold 2,030,000 shares of common stock and warrants to purchase 812,000 shares of common stock. The securities were sold in units at $3.40 per unit, with each unit consisting of one share of common stock and 0.4 of a warrant to purchase one share of common stock. The warrants have an exercise price of $4.20 per share and can be exercised during the period commencing after six months and ending five and a half years from the date of issuance.We received net proceeds of approximately $6.1 million after deducting placement agent fees and other estimated offering expenses. We plan to use the proceeds for general corporate purposes, including working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our current business, although we have no present commitments or agreements for any such transactions.

Letter Agreement related to $3.0 million, 8% subordinated convertible note due 2016

On March 21, 2014, we and Kanis S.A. entered into a letter agreement regarding our outstanding 8% subordinated convertible note due 2016 whereby Kanis S.A. has agreed not to accelerate the maturity of these notes prior to July 1, 2015. See Note 8 for more information relating to the terms of our 8% subordinated convertible note due 2016.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, product warranty reserves, accounting for income taxes, goodwill, impairment of long-lived assets other than goodwill, stock-based compensation and warrant derivative liability have the greatest potential impact on our condensed consolidated financial statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2013 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Guidance

        Refer to Note 2, “Summary of Significant Accounting Policies.”

Factors Affecting Future Results

Government Funding and Standards

        The nature of our business is heavily influenced by government funding of emissions control projects and increased emission control regulations and mandates. Compliance with these regulatory initiatives drives demand for our products and the timing of the implementation of emission reduction projects. We believe that, due to the constant focus on the environment and clean air standards throughout the world, it can be expected that new and more stringent regulations, both domestically and abroad, will continually be adopted, requiring the ongoing development of new products that meet these standards. However, emission reduction programs are often one-off, or have staggered compliance dates, which mean they do not generally result in a regular source of recurring revenues for our company.

        The California Air Resources Board (“CARB”) has mandated that all Class 7 and Class 8 heavy diesel trucks meet certain emission targets by 2016, with interim targets established for 2011, 2012 and 2013, such that 90% of current operating diesel trucks will be required to meet these targets by 2014. Based on figures available from CARB and the Manufacturers of Emission Controls Associations (“MECA”), we estimate that during 2014 to 2016, potentially 28,000 heavy duty diesel trucks have yet to be replaced or retrofitted. We believe that the rate of adoption of electing to retrofit by truck owners as well as the overall level of retrofit activity and our ability to gain sales are dependent upon several factors, including the level of enforcement of the mandate by CARB, the level of new truck acquisitions by truck owners and also our success in attaining the required verifications and approvals for products currently under review by CARB. In 2012, we experienced a slower than anticipated ramp-up in adoption by truck owners, a delay in enforcement by CARB and a delay in verification for a product which was under review by CARB. This resulted in weaker than expected sales in 2012. CARB began to actively enforce the regulation in the latter part of 2012. In January 2013, we received the product verification from CARB. In addition, a key competitor exited the market. As a result of these factors, we experienced a stronger year in 2013 as compared to 2012 and had $13.4 million of sales in California. In December 2013, CARB extended the compliance deadline from December 31, 2013 to June 30, 2014 for some vehicles. Previously it was expected that sales of products in California would peak in 2013 and drop off rapidly in 2014 and 2015. Due to the extended compliance deadline, while sales in 2014 are still expected to be lower than 2013, the year over year drop off is not expected to be as steep as previously expected.

Emerging Aftermarket in North America

        According to market analysis firm Power System Research, manufacturers in North America have produced on average 250,000 on-road heavy duty diesel vehicles each year since 2007, while the market for medium duty diesel vehicles has averaged 125,000 each year. The emission warranty for these engines expires upon the earlier of 100,000 miles or 5 years. The EPA requirements that were put into effect for 2007 model year engines reduced the allowable limit for particulate matter from 0.10 g/bhp-hr (grams per brake-horsepower-hour) to 0.01 g/bhp-hr. Accordingly, as 2007 model year diesel engines no longer under warranty experience failure and require emission component replacement, aftermarket filters will be in demand. According to a 2012 industry report, the market for medium and heavy duty vehicle after-treatment maintenance and repair is projected to grow from $0.5 billion in 2010 to $3.0 billion by 2017. In the second quarter of 2014, we are introducing CDTi manufactured replacement parts through our channel of distributors to provide an alternate to OEM manufactured parts. We expect sales from this activity to be modest in 2014, with increased sales in 2015 and beyond.

Dependency on a Few Major Customers

Historically, we have derived a significant portion of our revenue from a limited number of customers. For example, sales to Honda accounted for approximately 41% of our revenue for the three months ended March 31, 2014 and 39% of our revenue for the year ended December 31, 2013. While we continually seek to broaden our customer base, it is likely that for the foreseeable future we will remain dependent on Honda to supply a substantial portion of our revenue. Manufacturers typically seek to have two or more sources of critical components. However, there can be no assurance that manufacturers for which we are a shared supplier will not sole source the products we supply. Once our product is designed into a vehicle model, we generally supply our component for the life of that model. There can be no assurance, however, that our customers will retain us for a full model term. In this regard, relationships with our customers are based on purchase orders rather than long-term formal supply agreements and customers can discontinue or materially reduce orders without warning or penalty. In addition, while new models tend to remain relatively stable for a few years, there can be no assurance that manufacturers will not change models more rapidly, or change the performance requirements of components used in those models, and use other suppliers for these new or revised models.

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

Since the customers of our Catalyst division are primarily OEM auto makers, our Catalyst division is generally affected by macroeconomic factors impacting the automotive industry. During 2013, sales to Honda, our largest OEM auto customer, were positively impacted due to increased vehicle shipments, expansion of our catalysts onto new vehicle platforms and increased purchasing by Honda due to their increased auto sales. In addition, our sales and gross margins are also impacted by the pass-through sales of rare earth materials and the extent to which the price increases are shared with Honda. However, the formula for determining these shared costs is based on published indices of rare earth prices and, as such, we could experience margin reductions if the formula does not accurately reflect our actual costs.

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

We remain dependent on our primary customer, Honda, for which we provide catalyst solutions. Our business with Honda has grown steadily in the last few years as we have expanded the sale of our catalyst solutions from two passenger vehicle models in 2011 to six models in 2013. We expect to see continued expansion in 2014. In conjunction with our longstanding relationship with Honda, we entered into a joint research agreement with the motorcycle division of Honda regarding the development of ZPGM catalysts for motorcycles. The agreement was signed in 2010, extended in 2012 and expired in March 2014, although confidentiality provisions continue to survive. The agreement provides that technology within the scope of the agreement developed solely by one party is owned by that party, and that technology within the scope of the agreement that is jointly developed by both parties is jointly owned. The parties are in the process of assessing what technology, if any, developed during the term of the agreement is jointly owned. To the extent that Honda is a joint owner of critical technology developed under the agreement, Honda (including its automotive division) might not be required to pay us a license or royalty fee for use of the jointly owned technology; Honda may be able to manufacture its own catalysts based on the jointly owned technology; and Honda may be able to license the jointly owned technology to others without our consent. In addition, under the terms of the agreement, we may not be able to license jointly owned technology to others without Honda’s consent. Our inability to license jointly owned technology to others could adversely affect our technology licensing strategy. Further, as noted above, we do not have long-term supply agreements with Honda, and accordingly, Honda could terminate its relationship with us at any time for any reason. For additional information on another set of agreements that could affect our relationship with Honda, see “Item 1A. Risk Factors—We are not able to sell our current products in certain countries in Asia since products are based on technology which we sold to a third party” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Supply of Catalyst Division Products to Heavy Duty Diesel Systems Division

Our strategy is to progressively utilize the products of our Catalyst division in the products of our Heavy Duty Diesel Systems division. We anticipate that our intercompany sales of catalysts will increase compared to historical levels, as we commence sales in the HDD aftermarket and as our planned new products are approved by regulatory agencies and begin to generate sales. While this will not impact our reported sales, we believe that the manufacturing gross margin associated with these sales will improve our total gross margin.

Results of Operations

     The tables in the discussion that follow are based upon the way we analyze our business. See Note 14 for additional information about our business divisions.

Revenues

	Three Months Ended March 31,
		% of Total Revenue		% of Total Revenue
	2014		2013		$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$7.2	57.4%	$7.3	54.7%	$(0.1)	(1.7)%
Catalyst	5.8	46.6%	6.5	48.5%	(0.7)	(10.0)%
Intercompany revenue	(0.5)	(4.0)%	(0.5)	(3.2)%	─	─
Total revenue	$12.5	100.0%	$13.3	100.0%	$(0.8)	(6.4)%

        Total revenue for the three months ended March 31, 2014 decreased by $0.8 million, or 6.4%, to $12.5 million from $13.3 million for the three months ended March 31, 2013.

        Revenues for our Heavy Duty Diesel Systems division for the three months ended March 31, 2014 decreased $0.1 million, or 1.7%, to $7.2 million from $7.3 million for the three months ended March 31, 2013. The decrease was due to decreased non-retrofit sales of $1.0 million partially offset by increased retrofit sales of $0.9 million. Non-retrofit sales decreased due to a decline in sustainable system sales in North America of $0.7 million and a decrease in European mining of $0.4 million, partially offset by a $0.1 million increase in standard exhaust products. Retrofit sales increased $0.9 million in North America. The increase in North America consisted of an increase of $1.6 million in California sales under the California Truck and Bus Rule with decreases in the other 49 states.

        Revenues for our Catalyst division for the three months ended March 31, 2014 decreased $0.7 million, or 10.0%, to $5.8 million from $6.5 million for the three months ended March 31, 2013. Excluding intercompany revenue, sales for this division decreased 11.9% to $5.3 million for the three months ended March 31, 2014 as compared to $6.0 million for the three months ended March 31, 2013. The decrease was due to a $0.3 million decrease in sales to our Japanese OEM customer as a result of lower volume and lower rare earth reimbursements and a decrease of $0.4 million in sales of primarily service parts to other OEM customers.

        We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Cost of revenues

        Cost of revenues decreased $1.6 million, or 15.7% to $8.6 million for the three months ended March 31, 2014, compared to $10.2 million for the three months ended March 31, 2013. The decrease in cost of revenues was primarily due to lower product sales volume.

Gross profit

	Three Months Ended March 31,
		% of Revenue (1)		% of Revenue (1)
	2014		2013		$ Change	% Change
	(Dollars in millions)
Heavy Duty Diesel Systems	$2.4	33.0%	$1.8	25.2%	$0.6	28.9%
Catalyst	1.5	26.1%	1.2	19.2%	0.3	22.7%
Intercompany eliminations	─	─	0.1	─	(0.1)	(100)%
Total gross profit	$3.9	31.0%	$3.1	23.4%	$0.8	24.2%

(1)     Division calculation based on division revenue. Total based on total revenue.

        Gross profit for the three months ended March 31, 2014 increased by $0.8 million, or 24.2%, to $3.9 million from $3.1 million for the three months ended March 31, 2013. Gross margin was 31.0% during the three months ended March 31, 2014 compared to 23.4% during the three months ended March 31, 2013.

        The increase in gross margin for our Heavy Duty Diesel Systems division from 25.2% for the three months ended March 31, 2013 to 33.0% for the three months ended March 31, 2014 is a result of improved manufacturing efficiency, lower substrate costs due to introduction of a second source supplier and to favorable product mix.

        The increase in gross margin for our Catalyst division from 19.2% for the three months ended March 31, 2013 to 26.1% for the three months ended March 31, 2014 is due to a favorable product mix resulting from an expansion of models sold to our Japanese OEM, lower costs of certain chemicals, lower diesel substrate costs as well as a change from purchased to consigned for certain substrates used in product sold to our Heavy Duty Diesel Systems division.

Operating expenses

	Three Months Ended March 31,
		% of Total Revenue		% of Total Revenue
	2014		2013		$ Change	% Change
	(Dollars in millions)
Selling, general and administrative	$3.6	29.5%	$3.8	28.9%	$(0.2)	(4.1)%
Research and development	1.3	10.3%	1.3	9.5%	─	─
Severance and other charges	0.4	2.8%	─	─	0.4	─
Total operating expenses	$5.3	42.6%	$5.1	38.4%	$0.2	4.1%

        For the three months ended March 31, 2014, operating expenses increased by $0.2 million to $5.3 million from $5.1 million for the three months ended March 31, 2013.

Selling, general and administrative expenses

        For the three months ended March 31, 2014, selling, general and administrative expenses decreased by $0.2 million, or 4.1%, to $3.6 million from $3.8 million for the three months ended March 31, 2013. This decrease is a result of cost savings due to headcount reductions made during 2012 partially offset by higher outside accounting and audit fees, legal and consulting fees. Selling, general and administrative expenses as a percentage of revenues increased to 29.5% in the three months ended March 31, 2014 compared to 28.9% in the three months ended March 31, 2013.

Research and development expenses

        Research and development expenses were $1.3 million in each of the three months ended March 31, 2014 and 2013. As a percentage of revenues, research and development expenses were 10.3% in the three months ended March 31, 2014, compared to 9.5% in the three months ended March 31, 2013.

Severance and other charges

        In the three months ended March 31, 2014, we incurred $0.1 million in severance and lease exit costs related to our North American and United Kingdom locations. Additionally, on March 13, 2014, we reached a legal settlement of all claims related to an administrative complaint originally filed against us by a former chief financial officer in 2010 whereby we will pay a lump sum amount of cash and shares of our common stock which had already been partially accrued in 2013. In the three months ended March 31, 2014, we recorded an additional $0.2 million primarily related to the increase in fair value of our common stock. The settlement was paid and stock issued in April 2014. In the three months ended March 31, 2014, we also incurred $0.1 million related to the settlement of a customer dispute.

Other expense

	Three Months Ended March 31,

		% of Total Revenue			% of Total Revenue
	2014		2013			$ Change		% Change
	(Dollars in millions)
Interest expense	$(0.3)	(2.5)%		$(0.3)	(2.5)%	$	─	─
Loss on change in fair value of common stock warrant liability	(2.1)	(16.2)%		─	─		(2.1)	─
Foreign currency exchange gain	0.3	1.7%		0.3	2.5%		─	─
Total other expense	$(2.1)	(17.0)%	$	─	─		$(2.1)	─

        We incurred interest expense of $0.3 million in each of the three months ended March 31, 2014 and 2013. We recorded $2.1 million in loss related to the change in fair value liability-classified warrants issued in our 2013 public offering, which was primarily due to an increase in our stock price during the reporting period. The three months ended March 31, 2014 and 2013 each included a $0.3 million exchange gain related primarily to changes in value of the Canadian dollar in relation to the U.S. dollar.

Income Tax Expense

        We incurred income tax expense of $0.2 million in the three months ended March 31, 2014 compared to income tax expense of $0.1 million in the three months ended March 31, 2013. The effective income tax rate was (6.6)% for the three months ended March 31, 2014, compared to (5.6)% for the three months ended March 31, 2013. For interim income tax reporting we estimate our annual effective tax rate and apply it to our year-to-date income. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and U.K. jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Net loss

        For the foregoing reasons, we had a net loss and net loss from continuing operations of $3.8 million for the three months ended March 31, 2014 compared to a net loss of $2.1 million for the three months ended March 31, 2013. We continue to have legal and other expenses as well as gains on litigation settlements related to the 2009 divestiture of the assets of Applied Utility Systems. We record these activities as discontinued operations. For additional information relating to Applied Utility Systems, see Note 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity and Capital Resources

        Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of March 31, 2014, we had an accumulated deficit of approximately $185.6 million compared to $181.7 million at December 31, 2013. We have also had negative cash flows from operations from inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

        We had $3.6 million in cash at March 31, 2014 compared to $3.9 million at December 31, 2013. At March 31, 2014, $1.5 million of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom. We do not intend to repatriate any amount of this cash to the United States as it will be used to fund our subsidiaries’ operations. If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

        We have a $7.5 million secured demand financing facility with FGI backed by our receivables and inventory that terminates on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For details regarding the FGI facility, see “—Description of Indebtedness” below and Note 8, “Debt.” At March 31, 2014, we had $2.7 million in borrowings outstanding with $4.8 million available under our FGI credit facility, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

        In addition, on May 15, 2012, we filed a shelf registration statement on Form S-3 with the SEC (the "Shelf Registration") which permits us to sell, from time to time, up to an aggregate of $50.0 million of various securities. However, we may not sell our securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of our public float in any 12-month period (unless our public float rises to $75.0 million or more).The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

        On July 3, 2013, we completed a public offering under the Shelf Registration in which we sold 1,730,000 shares of common stock and warrants to purchase up to 865,000 shares of common stock and received net proceeds of $1.7 million after deducting discounts and commissions to the underwriter and offering expenses.

        On March 21, 2014, we and Kanis S.A. entered into a letter agreement regarding our outstanding 8% subordinated convertible note due 2016 whereby Kanis S.A. has agreed not to accelerate the maturity of these notes prior to July 1, 2015.

        On April 4, 2014, we completed a registered direct offering under the Shelf Registration in which we sold 2,030,000 shares of common stock and warrants to purchase 812,000 shares of common stock and received net proceeds of approximately $6.1 million after deducting placement agent fees and other estimated offering expenses. For more discussion on this offering, see“—Recent Developments” and Note 9, “Stockholders’ Equity” and 15, “Subsequent Events.”

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

        Based on our current cash levels, the $6.1 million in proceeds from the April 2014 offering and expected cash flows from operations, management believes that we will have access to sufficient working capital to sustain operations through at least the next twelve months. However, there can be no assurances that we will be able to achieve projected levels of revenue in 2014 and beyond. If cash from operations is not sufficient for our working capital needs, we may seek additional financing in the form of funding from outside sources. However, there is no assurance that we will be able to raise additional funds or reduce our discretionary spending to a level sufficient for our working capital needs.

        The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Cash (used in) provided by:
Operating activities	$(1.6)	$(1.8)	$0.2	(11.1)%
Investing activities	$(0.1)	$(0.1)	─	─
Financing activities	$1.4	$(0.3)	$1.7	(566.7)%

 Cash used in operating activities

        Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters.

        Cash used in operating activities in the three months ended March 31, 2014 was $1.6 million compared to cash used of $1.8 million in the three months ended March 31, 2013. The improvement in the three months ended March 31, 2014 is primarily due to the increase in our gross profit, as discussed above.

Cash used in investing activities

        Our cash flows from investing activities primarily relate to asset sales and acquisitions, our joint venture with Pirelli, our Asian investment as well as capital expenditures and other assets to support our growth plans.

        Net cash used in investing activities was $0.1 million in the each of the three months ended March 31, 2014 and March 31, 2013. Cash used in the three months ended March 31, 2014 was for purchases of property and equipment. Cash used in investing activities in the three months ended March 31, 2013 relates to our initial investment in the joint venture with Pirelli and to purchases of property and equipment.

Cash provided by (used in) financing activities

Since inception, we have financed our net operating cash usage through a combination of financing activities such as issuance of equity or debt and investing activities such as sale of intellectual property or other assets. Changes in our cash flows from financing activities primarily relate to borrowings and payments under debt obligations.

Net cash provided by financing activities was $1.4 million in the three months ended March 31, 2014 compared to cash used of $0.3 million in the three months ended March 31, 2013. Cash provided by financing activities in the three months ended March 31, 2014 is due to $1.0 million in proceeds from the exercise of common stock warrants and $0.4 million from a net increase in borrowings under our line of credit with FGI. Cash used in the three months ended March 31, 2013 is related to a net decrease in borrowings under our line of credit with FGI.

Description of Indebtedness

	March 31, 2014	December 31, 2013

	(Dollars in millions)
Line of credit with FGI	$2.7	$2.3
$1.5 million, 8% shareholder note due 2015	1.6	1.5
$3.0 million, 8% subordinated convertible shareholder notes due 2016	3.0	3.0
$3.0 million, 8% shareholder note due 2015	2.9	3.0
Total borrowings	$10.2	$9.8

        We have a $7.5 million secured demand facility with FGI backed by our receivables and inventory (as amended, the “FGI Facility”). The FGI Facility expires on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time.

        Under the FGI Facility, FGI can elect to purchase eligible accounts receivables from us and certain of our subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. At March 31, 2014, the inventory sublimit was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI Facility. While the overall credit limit and the inventory sublimit was not changed, in the first quarter of 2014 borrowing against Honda inventory has been eliminated by FGI due to their concerns about customer concentration.

        The interest rate on advances or borrowings under the FGI Facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI Facility, and was 6.50% at March 31, 2014 and December 31, 2013.

        We were in compliance with the terms of the FGI Facility at March 31, 2014. However, there is no guarantee that we will be able to borrow the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

        For more information on our indebtedness, see Note 8.

Capital Expenditures

As of March 31, 2014, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of March 31, 2014, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our Asian investment, we had no material commitments other than the liabilities reflected in our condensed consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.  Risk Factors

        Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Issuances

        On April 9, 2014, the Company issued 75,000 shares of common stock to its former chief financial officer pursuant to a settlement agreement dated March 13, 2014 resulting in the dismissal of a complaint filed by the former chief financial officer against the Company. See Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The issuance of the shares was made pursuant to an exemption from registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

         Purchases

        The Company currently has no active share repurchase programs. When restricted stock awarded by the Company becomes taxable compensation to personnel, shares may be withheld to satisfy the associated withholding tax liabilities. Information on our purchases of equity securities by means of such share withholdings is provided in the table below:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share
January 1-31, 2014	─	─
February 1-28, 2014	6,817	$2.65
March 1-31, 2014	─	─
Total	6,817	$2.65

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

3.2

Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(b) to CDTi’s Registration Statement on Form S-1 (SEC file number 333-144201) filed on June 29, 2007).

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

4.2	Form of Investor Warrant issued on July 3, 2013 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on July 3, 2013).

4.3	Form of Investor Warrant issued on April 4, 2014 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on April 1, 2014).

10.1

Separation Agreement and Release, dated January 24, 2014, between R. Craig Breese and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.24 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014).

10.2*	Confidential Settlement Agreement and General Release, dated March 13, 2014, between Ann B. Ruple and Clean Diesel Technologies, Inc.

10.3

Letter Agreement, dated March 21, 2014, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on March 27, 2014).

10.4

Employment Agreement, dated March 25, 2014, between Pedro J. Lopez-Baldrich and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on March 27, 2014).

10.5

Employment Agreement, dated March 25, 2014, between Christopher J. Harris and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.22 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014).

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

CLEAN DIESEL TECHNOLOGIES, INC. (Registrant)
Date: May 8, 2014	By:	/s/ Pedro J. Lopez-Baldrich
Pedro J. Lopez-Baldrich
Member of the Interim Office of the Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Nikhil A. Mehta
Nikhil A. Mehta
Member of the Interim Office of the Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)