Form 10-Q
period 2014-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2014-08-08
CIK 949428

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33710

CLEAN DIESEL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1393453 (I.R.S. Employer Identification No.)

1621 Fiske Place

Oxnard, CA  93033

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (805) 639-9458

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

As of August 4, 2014, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 12,412,336.

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

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash	$8,558	$3,909
Accounts receivable, net	5,793	5,524
Inventories	6,676	5,919
Prepaid expenses and other current assets	1,856	1,462
Total current assets	22,883	16,814
Property and equipment, net	1,415	1,459
Intangible assets, net	3,172	3,508
Goodwill	5,848	5,870
Other assets	630	718
Total assets	$33,948	$28,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,432	$2,258
Accounts payable	6,386	5,370
Accrued expenses and other current liabilities	5,686	6,002
Shareholder notes payable	1,607	-
Income taxes payable	582	1,058
Total current liabilities	17,693	14,688
Shareholder notes payable, noncurrent	5,975	7,549
Deferred tax liability	684	686
Total liabilities	24,352	22,923
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: authorized 24,000,000; issued and outstanding 12,412,336 and 9,299,253 shares at June 30, 2014 and December 31, 2013, respectively	124	93
Additional paid-in capital	197,107	188,108
Accumulated other comprehensive loss	(891)	(1,036)
Accumulated deficit	(186,744)	(181,719)
Total stockholders’ equity	9,596	5,446
Total liabilities and stockholders’ equity	$33,948	$28,369

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Revenues	$12,591	$12,555	$25,053	$25,862
Cost of revenues	8,628	9,304	17,226	19,499
Gross profit	3,963	3,251	7,827	6,363
Operating expenses:
Selling, general and administrative (including stock-based compensation expense of $155, $172, $264 and $362, respectively)	3,021	3,422	6,695	7,252
Research and development (including stock-based compensation expense of $18, $2, $20 and $4, respectively)	1,479	947	2,768	2,212
Severance and other charges	23	51	377	62
Total operating expenses	4,523	4,420	9,840	9,526
Loss from operations	(560)	(1,169)	(2,013)	(3,163)
Other (expense) income:
Interest expense	(286)	(336)	(592)	(672)
Other (expense) income, net	(301)	(145)	(2,113)	161
Total other expense	(587)	(481)	(2,705)	(511)
Loss from continuing operations before income taxes	(1,147)	(1,650)	(4,718)	(3,674)
Income tax expense (benefit) from continuing operations	30	(280)	267	(166)
Net loss from continuing operations	(1,177)	(1,370)	(4,985)	(3,508)
Net loss from discontinued operations	(12)	-	(40)	(3)
Net loss	(1,189)	(1,370)	(5,025)	(3,511)
Foreign currency translation adjustments	582	(498)	145	(1,091)
Comprehensive loss	$(607)	$(1,868)	$(4,880)	$(4,602)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.10)	$(0.19)	$(0.45)	$(0.48)
Net loss from discontinued operations	-	-	(0.01)	-
Net loss	$(0.10)	$(0.19)	$(0.46)	$(0.48)
Weighted-average number of common shares outstanding - basic and diluted	12,304	7,306	11,038	7,284

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,

	2014	2013
Cash flows from operating activities:
Net loss	$(5,025)	$(3,511)
Net loss from discontinued operations	40	3
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	540	658
Write-down of excess and obsolete inventory	26	218
Stock-based compensation expense	284	366
Loss (gain) on change in fair value of liability-classified warrants	1,682	(6)
Loss (income) from unconsolidated affiliates	(28)	225
Loss (gain) on foreign currency transactions	153	(295)
Loss related to litigation	123	-
Gain on disposal of property and equipment	(296)	-
Offering costs allocated to warrants issued	165	-
Other	74	88
Changes in operating assets and liabilities:
Accounts receivable	(319)	(223)
Inventories	(758)	863
Prepaid expenses and other assets	22	140
Accounts payable	979	(618)
Income taxes	(828)	37
Accrued expenses and other current liabilities	(916)	(278)
Cash used in operating activities of continuing operations	(4,082)	(2,333)
Cash used in operating activities of discontinued operations	(43)	(2)
Net cash used in operating activities	(4,125)	(2,335)
Cash flows from investing activities:
Loan to unconsolidated affiliate	-	(261)
Investment in (distribution from) unconsolidated affiliate	91	(66)
Purchases of property and equipment	(191)	(106)
Proceeds from sale of property and equipment	322	-
Net cash provided by (used in) investing activities	222	(433)
Cash flows from financing activities:
Net borrowings (payments) under demand line of credit	1,174	(783)
Proceeds from issuance of common stock and warrants, net of offering costs	6,114	-
Proceeds from exercise of warrants	1,000	-
Proceeds from exercise of stock options	275	-
Other	(18)	-
Net cash provided by (used in) financing activities	8,545	(783)
Effect of exchange rates on cash	7	(163)
Net change in cash	4,649	(3,714)
Cash at beginning of period	3,909	6,878
Cash at end of period	$8,558	$3,164

Significant noncash financing activity:
Offering warrants classified as derivative liability	$1,531	$-

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

         b.   Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $186.7 million at June 30, 2014. The Company has funded its operations through equity sales, debt and bank borrowings.

The Company has a $7.5 million secured demand facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”). At June 30, 2014, the Company had $3.4 million in borrowings outstanding under this facility with $4.1 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. There is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory. Additionally, FGI can cancel the facility at any time.

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

On April 4, 2014, the Company sold 2,030,000 units pursuant to the Shelf Registration for $3.40 per unit, with each unit consisting of one share of common stock and 0.4 of one warrant to purchase one share of common stock with an exercise price of $4.20 per share. The Company received net proceeds of $6.1 million after deducting placement agent fees and other offering expenses. See Note 9 for additional information.

At June 30, 2014, the Company had $8.6 million in cash. Based on the Company’s current cash levels, proceeds from the April 2014 offering and expected cash flows from operations, management believes that the Company will have access to sufficient working capital to fund operations through the end of this year and into next year. However, there can be no assurances that the Company will be able to achieve projected levels of revenue and maintain access to sufficient working capital. If cash from operations is not sufficient for the working capital needs of the Company, the Company may be forced to seek additional financing in the form of funding from outside sources. However, there is no assurance that the Company will be able to raise additional funds or reduce its discretionary spending to a level sufficient for its working capital needs.

2.     Summary of Significant Accounting Policies

        a.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been reflected. The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

        b.   Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Investments in which the Company has at least a 20%, but not more than a 50% interest are generally accounted for under the equity method. Investment interests below 20% are generally accounted for under the cost method, except if the Company could exercise significant influence, the investment would be accounted for under the equity method. The Company’s judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, representation on the Board of Directors, participation in policy-making decisions and material intercompany transactions. The Company includes its proportionate share of the net income or loss of equity-method investees in its unaudited condensed consolidated statements of comprehensive loss.

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

d.   Concentration of Risk

For the three and six months ended June 30, 2014, one automotive original equipment manufacturer (“OEM”) customer within the Catalyst segment accounted for 43% and 42%, respectively, of the Company’s revenues. This customer accounted for 41% of the Company’s revenues for the three and six months ended June 30, 2013. This customer accounted for 31% and 24% of the Company’s accounts receivable at June 30, 2014 and December 31, 2013, respectively. Another customer accounted for 10% of the Company’s accounts receivable at June 30, 2014. No other customers accounted for 10% or more of the Company’s revenues or accounts receivable for these periods.

For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Vendor	2014	2013	2014	2013
A	7%	17%	17%	15%
B	19%	20%	24%	18%
C	10%	8%	10%	13%
D	12%	12%	13%	13%

Vendor A above is a catalyst supplier, vendors B and D above are substrate suppliers and vendor C is a rare earth materials supplier.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Diluted net loss per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred net losses in the three and six months ended June 30, 2014 and 2013, the effect of potentially dilutive securities has been excluded in the computation of net loss per share and net loss from continuing operations per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 2.3 million shares during each of the three months ended June 30 2014 and 2013. Potentially dilutive common stock equivalents excluded were 2.1 million and 2.2 million shares during the six months ended June 30 2014 and 2013, respectively.

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

The Company records its liability-classified warrants at fair value in accordance with the fair value measurement framework. See Note 10 for further information on these liability-classified warrants. The valuation inputs hierarchy classification for the warrant liability measured at fair value on a recurring basis is summarized as follows (in thousands):

Warrant liability	Level 1	Level 2	Level 3
As of June 30, 2014	-	-	$1,647
As of December 31, 2013	-	-	$939

The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs (in thousands):

	Six Months Ended June 30,

	2014	2013
Balance at beginning of period	$939	$10
Issuance of common stock warrants	1,531	-
Exercise of common stock warrants	(2,505)	-
Remeasurement of common stock warrants	1,682	(6)
Balance at end of period	$1,647	$4

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

         g.   Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair values of the Company’s cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to the variable interest rates. The fair value of shareholder notes payable calculated using level 3 inputs, using a Black-Scholes option-pricing model to value the debt’s conversion factor and a net present value model was $7.5 million at June 30, 2014 and December 31, 2013.

h.   Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations or stockholders' equity.

i.   Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company does not expect the impact of the adoption of ASU 2014-08 to be material to its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

3.   Inventories

      Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013

Raw materials	$3,191	$2,782
Work in process	1,093	1,039
Finished goods	2,392	2,098
	$6,676	$5,919

4.   Goodwill and Intangible Assets

      Goodwill

The Company’s Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, contains all of the Company’s allocated goodwill. The change in the carrying amount of goodwill is as follows (in thousands):

Balance at December 31, 2013	$5,870
Effect of translation adjustment	(22)
Balance at June 30, 2014	$5,848

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible Assets

Intangible assets consist of the following (in thousands):

	Useful Life in Years	June 30, 2014	December 31, 2013

Trade name	15 - 20	$1,353	$1,352
Patents and know-how	5 - 12	4,822	4,814
Customer relationships	4 - 8	1,214	1,224
		7,389	7,390
Less accumulated amortization		(4,217)	(3,882)
		$3,172	$3,508

The Company recorded amortization expense related to amortizable intangible assets of $0.2 million during each of the three months ended June 30, 2014 and 2013. The Company recorded amortization expense related to amortizable intangible assets of $0.4 million during each of the six months ended June 30, 2014 and 2013.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2014	$338
2015	$671
2016	$525
2017	$513
2018	$169

5.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013

Accrued salaries and benefits	$1,134	$1,232
Warrant liability	1,647	939
Liability for consigned precious metals	478	832
Accrued legal settlement and related expenses	-	616
Accrued severance and other charges	254	530
Accrued warranty	485	453
Other	1,688	1,400
	$5,686	$6,002

6.     Severance and Other Charges

        Severance and other charges consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Employee severance expense	$23	$51	$69	$62
Lease exit costs	-	-	43	-
Legal settlements	-	-	265	-
Total severance and other charges	$23	$51	$377	$62

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Severance and Other Exit Costs

The Company incurred severance costs in 2014 related to its North American and United Kingdom locations. The Company incurred additional lease exit costs related to the exit of a lease in North America in 2013.

The following summarizes the activity in the Company’s accrual for severance and other exit costs (in thousands):

		Lease Exit Costs
	Severance		Total
Accrual at December 31, 2013	$530	$-	$530
Provision in 2014	69	43	112
Payments and other settlements in 2014	(364)	(23)	(387)
Translation adjustment	(1)	-	(1)
Accrual at June 30, 2014	$234	$20	$254

The Company expects to pay substantially all of the accrued amounts during the remainder of 2014.

Legal Settlements

On March 13, 2014, the Company reached a settlement with its former chief financial officer pursuant to an administrative complaint that was filed in 2010 which provides for a one-time lump sum amount of $0.4 million and the issuance of 75,000 shares of Company common stock. The Company reserved $0.6 million at December 31, 2013, which included the lump sum amount, the market value of the common stock on December 31, 2013 and $0.1 million in legal expenses incurred as of December 31, 2013, which is included in accrued expenses and other current liabilities in the accompanying balance sheet. The settlement was paid and stock issued in April 2014, and the Company recorded an additional $0.1 million related to the increase in the fair value of its common stock at the time of issuance. See note 13 for further discussion.

In the six months ended June 30, 2014, the Company also incurred $0.1 million related to the settlement of a customer dispute.

7.     Accrued Warranty

Changes in the Company’s product warranty reserve are as follows (in thousands):

	Six Months Ended June 30,

	2014	2013
Balance at beginning of period	$453	$665
Accrued warranty expense	363	317
Warranty claims paid	(338)	(400)
Translation adjustment	7	(43)
Balance at end of period	$485	$539

8.    Debt

Debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013

Line of credit with FGI	$3,432	$2,258
$1.5 million, 8% shareholder note due 2015	1,607	1,586
$3.0 million, 8% subordinated convertible shareholder notes due 2016	3,000	3,000
$3.0 million, 8% shareholder note due 2015	2,975	2,963
	11,014	9,807
Less current portion	(5,039)	(2,258)
	$5,975	$7,549

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

Under the FGI Facility, FGI can elect to purchase eligible accounts receivables from the Company and certain of its subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). Purchased receivables are subject to full recourse to the Company in the event of nonpayment by the customer. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. At FGI’s election, FGI may advance the Company up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to the Company net of interest and fees on advances once the receivables are collected from customers. The Company may also borrow against eligible inventory up to the inventory sublimit, as determined by FGI, subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. At June 30, 2014, the inventory sublimit amount was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility. While the overall credit limit and the inventory sublimit were not changed, in the second quarter of 2014, borrowing against the Company’s significant OEM customer’s inventory has been limited to $0.2 million by FGI due to their concerns about customer concentration.

The interest rate on advances or borrowings under the FGI Facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI Facility and was 6.50% at June 30, 2014 and December 31, 2013. Any advances or borrowings under the FGI Facility are due on demand. The Company also agreed to pay FGI collateral management fees of 0.30% per month on the face amount of eligible receivables as to which advances have been made and 0.38% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

At June 30, 2014, the Company had $3.2 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $2.6 million. At June 30, 2014, the Company also had $0.8 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at June 30, 2014. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

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

The Notes have a stated maturity of five years from the date of issuance. The agreement, as amended, allows for the acceleration of the maturity of the Notes if: (i) the Company was in breach of the Notes or other agreements with Kanis S.A., or (ii) Kanis S.A. provided written notice, not less than 30 days prior to such date, that it elected to accelerate the maturity to a date not earlier than May 12, 2013. On March 21, 2014, the Company and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed not to accelerate the maturity of these Notes prior to July 1, 2015. The Notes have been classified as noncurrent in the unaudited condensed consolidated balance sheets at June 30, 2014 and December 31, 2013.

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

9.    Stockholders’ Equity

Significant Changes in Stockholders’ Equity

During the six months ended June 30, 2014, additional paid-in capital increased by $9.0 million. $8.2 million of this increase is attributable to (i) $4.7 million in proceeds, net of costs, from a recent registered offering, (ii) $1.0 million in proceeds received from the exercise of warrants to purchase a total of 800,000 shares of the Company’s common stock and (iii) $2.5 million being the fair value of these warrants reclassified from liabilities. Refer to the April 2014 Offering discussion below and Note 10 for additional information.

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

April 2014 Offering

On April 1, 2014, the Company entered into a placement agent agreement with Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC related to the registered direct offering (the “Offering”) of an aggregate of 2,030,000 shares of the Company’s common stock together with warrants to purchase up to 812,000 shares of common stock. The Offering was made pursuant to the Company’s Shelf Registration discussed above. On April 4, 2014, the Company closed the Offering in which it sold 2,030,000 shares of common stock and warrants to purchase 812,000 shares of common stock. The shares of common stock and warrants were sold in units at $3.40 per unit, with each unit consisting of one share of common stock and 0.4 of one warrant to purchase one share of common stock at an exercise price of $4.20 per share.

The Company received gross proceeds of $6.9 million and net proceeds of $6.1 million after deducting placement agent fees and other offering expenses. The Offering warrants are within the scope of ASC 815-40 and are required to be recorded as liabilities (see note 10). Accordingly, of the $6.1 million in net proceeds, $4.6 million was allocated to the common stock and included in additional paid-in capital and $1.5 million was allocated to the warrant liability based on the fair value of the warrants on the issuance date. Additionally, $0.2 million of the placement agent fees and other offering costs were allocated to the Offering warrants, based on the relative fair value of the Offering warrants and the common stock on the issuance date, and is included in other expense, net in the accompanying statement of comprehensive loss for the three and six months ended June 30, 2014. The Company intends to use the proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to its current business, although there are no present commitments or agreements for any such transactions.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Purchase Agreement with Lincoln Park Capital ("LPC")

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

Warrant activity is summarized as follows:

		Weighted Average Exercise Price

			Range of Exercise Prices
	Shares
Outstanding at December 31, 2013	1,139,535	$1.68	$1.25 - $10.40
Warrants issued	812,000	$4.20	$4.20
Warrants exercised	(800,000)	$1.25	$1.25
Outstanding at June 30, 2014	1,151,535	$3.76	$1.25 - $10.40
Warrants exercisable at June 30, 2014	319,535	$3.03	$1.25 - $10.40

Warrant Liability

The Company evaluates warrants on issuance and at each reporting date to determine proper classification as equity or as a liability. The Company’s warrant liability is carried at fair value and is classified as Level 3 in the fair value hierarchy because the warrants are valued based on unobservable inputs.

The Company determines the fair value of its warrant liability using the Black-Scholes option-pricing model unless the awards are subject to market conditions, in which case it uses a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that market conditions will be achieved. These models are dependent on several variables such as the instrument’s expected term, expected strike price, expected risk-free interest rate over the expected term of the instrument, expected dividend yield rate over the expected term and the expected volatility. The expected strike price for warrants with full-ratchet down-round price protection is based on a weighted average probability analysis of the strike price changes expected during the term as a result of the full-ratchet down-round price protection. Due to the significant change in the Company following its business combination with Catalytic Solutions, Inc. (the “Merger”), CDTi’s pre-Merger historical price volatility was not considered representative of expected volatility going forward. Therefore, the Company has used an estimate based upon a weighted average of implied and historical volatility of a portfolio of peer companies and CDTi’s post-Merger historical volatility for the valuation of its warrants. The expected life is equal to the remaining contractual life of the warrants.

The Offering warrants require physical settlement by delivering registered shares. In addition, while the relevant warrant agreement does not require cash settlement if the Company fails to maintain registration of the warrant shares, it does not specifically preclude cash settlement. Accordingly, the Company’s agreement to deliver registered shares without express terms for settlement in the absence of continuous effective registration is presumed to create a liability to settle these warrants in cash, requiring liability classification. The assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability for these warrants are as follows:

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	June 30, 2014	April 4, 2014

Warrants valued	812,000	812,000
CDTi stock price	$2.71	$2.95
Strike price	$4.20	$4.20
Expected volatility	84.5%	84.9%
Risk-free interest rate	1.7%	1.9%
Dividend yield	─	─
Expected life in years	5.3	5.5

The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability for warrants with full-ratchet down-round protection are as follows:

	June 30, 2014	December 31, 2013

Warrants valued	159,000	959,000
CDTi stock price	$2.71	$1.51
Strike price	$1.25	$1.25
Expected volatility	76.5%	73.6%
Risk-free interest rate	1.3%	1.8%
Dividend yield	─	─
Expected life in years	4.0	4.5

The warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, is re-measured at the end of each reporting period with changes in fair value recognized in other expense in the unaudited condensed consolidated statements of comprehensive loss. Upon the exercise of a warrant that is classified as a liability, the fair value of the warrant exercised is re-measured on the exercise date and reclassified from warrant liability to additional paid-in capital. The Company recorded other income of $0.4 million for the three months ended June 30, 2014 as a result of the change in fair value of the warrant liability, which was primarily due to a decrease in the Company’s stock price during this period. The Company recorded other expense of $1.7 million for the six months ended June 30, 2014 as a result of the change in fair value of the warrant liability which was primarily due to an increase in the Company’s stock price during the reporting period. During the six months ended June 30, 2014, as a result of the exercise of warrants to purchase 800,000 shares of the Company’s common stock, the warrant liability decreased $2.5 million, excluding the effects of remeasurement, with an offsetting increase to additional paid-in capital.

11.  Stock-Based Compensation

 The Clean Diesel Technologies, Inc. Stock Incentive Plan, as amended (the “Plan”), provides for the awarding of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance awards, bonuses or other forms of share-based awards, or combinations of these to the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as determined by the Board of Directors. As of June 30, 2014, there were 136,936 shares available for future grants under the Plan.

 Total stock-based compensation expense for the three months ended June 30, 2014 and 2013 was $0.2 million. Total stock-based compensation expense for the six months ended June 30, 2014 and 2013 was $0.3 million and $0.4 million, respectively. Compensation expense is recognized on a straight-line basis over the requisite service period for all stock-based awards made to employees and directors in the unaudited condensed consolidated statements of comprehensive loss.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 Stock Options

Stock option activity is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)

Outstanding at December 31, 2013	714,712	$7.17
Exercised	(97,172)	$2.83
Cancelled	(79,504)	$2.83
Outstanding at June 30, 2014	538,036	$8.59	6.9	$16
Exercisable at June 30, 2014	459,171	$9.56	6.8	$11

The aggregate intrinsic value represents the difference between the exercise price and the Company’s closing stock price on the last trading day of the quarter. As of June 30, 2014, the Company had $0.1 million of unrecognized compensation cost related to stock option grants which will be recognized over a weighted average estimated period of 0.7 years.

Restricted Stock Units (“RSUs”)

RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013 (1)	285,558	$2.35
Granted	396,990	$2.97
Vested	(91,090)	$2.57
Forfeited	(128,575)	$2.25
Nonvested units at June 30, 2014	462,883	$2.87

(1) Includes 26,638 RSUs vested and unissued

        As of June 30, 2014, the Company had $1.1 million of unrecognized compensation cost related to RSUs, which will be recognized over a weighted average estimated period of 2.2 years.

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

On November 8, 2013, as a result of slower than anticipated progress in achieving sales objectives initially established for the Joint Venture, the Company and Pirelli agreed to voluntarily dissolve the Joint Venture in accordance with the Joint Venture Agreement. The Joint Venture ceased operations on November 30, 2013 and commenced liquidation on December 9, 2013. The dissolution was finalized in April 2014. The majority of its investment balance of $0.1 million, included in other assets in the accompanying unaudited condensed consolidated balance sheets December 31, 2013, was received in April 2014, with a small balance to be collected following the receipt of VAT due from the Swedish and Italian governments. The Company has resumed its operations in Europe in a similar manner as conducted prior to the Joint Venture.

CLEAN DIESEL TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.   Commitments and Contingencies

Legal Proceedings

On April 30, 2010, the Company received notice of an administrative complaint filed by its former chief financial officer. The complaint was filed with the Hartford, Connecticut office of the U.S. Department of Labor (“U.S. DOL”) under Section 806 of the Sarbanes-Oxley Act of 2002 (“SOX”) and alleged, among other things, that the Company’s termination of her employment on April 19, 2010 was retaliatory and due to her alleged protected activity associated with comments she made to the Company’s Board of Directors at their meeting on March 26, 2010. On June 14, 2010, the Company filed its response to the complaint denying the allegations and requesting a dismissal of the matter. On September 27, 2013, the U.S. DOL issued preliminary findings on the matter concluding there was reasonable cause to support the former employee’s claims and ordering the Company to pay damages in excess of $1.9 million and take certain other actions. On October 22, 2013, the Company filed its Objections and Request for Hearing with the U.S. DOL which triggered the appointment of an Administrative Law Judge (“ALJ”), and the scheduling of a hearing on the merits of the matter. Thereafter, the parties agreed to participate in a U.S. DOL mediation process on February 7, 2014. On March 13, 2014, the parties entered into a settlement agreement which provided for payment of a one-time lump sum amount of $0.4 million to the former employee, along with issuance of 75,000 shares of Company stock. The settlement was formally approved by the ALJ. As a result, there were mutual releases of all claims and a dismissal of the SOX complaint. The Company reserved $0.6 million at December 31, 2013, which included the lump sum amount, the market value of the common stock and accrued legal expenses incurred. The settlement was paid and stock issued in April 2014, and the Company recorded an additional $0.1 million related to the increase in the fair value of its common stock at the time of issuance.

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

In connection with the Asset Purchase Agreement, on October 1, 2009, JM presented the Company with an indemnification claim seeking recovery of the net amount of $0.9 million after offsetting the funds withheld by JM from the acquisition of AUS. These claims are for matters relating to various customer contracts that JM purchased, including the BP contract discussed above. The Company and JM have entered into discussions relating to the application of offsets and the validity of the claims presented. The Company has offered a settlement amount of $0.2 million and has reserved for this amount since the fourth quarter of 2013. Since the discussions are ongoing, the ultimate costs associated with this matter cannot be determined at this time.

In addition to the foregoing, the Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it are likely to have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the unaudited condensed consolidated financial statements as of June 30, 2014, nor is it possible to estimate what litigation-related costs will be in the future.

Sales and Use Tax Audit

The Company is undergoing a sales and use tax audit by the State of California (the "State") on AUS for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.4 million. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State. On August 12, 2013, the Company appeared at an appeals conference with the State Board of Equalization ("BOE"). On July 21, 2014, the Company received a Decision and Recommendation (“D&R”) from the BOE. The D&R’s conclusion was that the basis for the calculation of the aforementioned $1.4 million tax due should be reduced from $12.2 million to $9.0 million with a commensurate reduction in the tax owed to the State. Regardless of this finding, the Company continues to believe that it will prevail in this matter, as it believes that the State did not adequately address the legal arguments related to the Company’s acceptance of the valid resale certificate from its customer. The Company has not agreed to these findings, and therefore, it will be appealing at a higher level at the BOE. Accordingly, no accrual has been recorded for this matter as the Company does not assess a loss as being probable. Should the Company not prevail in this matter, it will pursue reimbursement from the customer for all assessments from the State.

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

Catalyst division — The Catalyst division produces catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications. The Catalyst Division developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no platinum group metals, or PGMs, to provide increased catalytic function and value for technology-driven automotive industry customers. The Catalyst division’s technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and it has supplied over eleven million parts to light duty vehicle customers since 2001. The Catalyst division also provides catalyst formulations for the Company’s Heavy Duty Diesel Systems division. Intersegment revenues are based on market prices.

Corporate — Corporate includes cost for personnel, insurance and public company expenses such as legal, audit and taxes that are not allocated down to the operating divisions.

Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Revenues
Heavy Duty Diesel Systems	$7,018	$7,109	$14,176	$14,393
Catalyst	6,289	6,296	12,100	12,752
Corporate	-	-	-	-
Eliminations (1)	(716)	(850)	(1,223)	(1,283)
Total	$12,591	$12,555	$25,053	$25,862

(Loss) income from operations
Heavy Duty Diesel Systems	$660	$(81)	$938	$(418)
Catalyst	361	132	583	253
Corporate	(1,591)	(1,259)	(3,524)	(3,076)
Eliminations (1)	10	39	(10)	78
Total	$(560)	$(1,169)	$(2,013)	$(3,163)

(1) Elimination of Catalyst revenue and profit in ending inventory related to sales to Heavy Duty Diesel Systems.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Net sales by geographic region based on the location of sales organization is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
United States	$6,584	$6,458	$12,881	$13,426

Canada	4,705	4,847	9,732	9,683
Europe	1,302	1,250	2,440	2,753
Total international	6,007	6,097	12,172	12,436
Total revenues	$12,591	$12,555	$25,053	$25,862

15.   Subsequent Event

Effective July 31, 2014, Nikhil A. Mehta resigned as Chief Financial Officer of the Company in order to pursue other opportunities. He will remain employed by the Company in a transitional capacity until August 30, 2014. The Company’s Board of Directors has determined that Mr. Mehta’s departure will be treated as resignation for good reason, pursuant to his employment agreement. In connection with Mr. Mehta’s resignation, the Company and Mr. Mehta have entered into a separation and release agreement which provides for, among other things: (i) severance benefits of (a) one year’s salary of $310,000, payable on a bi-weekly basis; (b) a prorated, lump-sum bonus in the amount of $27,125 pursuant to Mr. Mehta’s personal objectives under his 2014 bonus plan; (c) the accelerated vesting of all stock options and restricted share units held by Mr. Mehta and the extension of the expiration date on his options from 90 days to 180 days after the date of his separation; (d) one year of medical, dental and vision coverage; and (e) outplacement assistance; and (ii) the release by Mr. Mehta of all claims against the Company. The parties also agreed to waive the 90 day notice period under Mr. Mehta’s employment agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, see “Cautionary Note Concerning Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, as a result of many important factors, including those set forth in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

References to “Notes” are notes included in the unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.

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

Heavy Duty Diesel Systems: Our Heavy Duty Diesel Systems division specializes in the design and manufacture of verified exhaust emissions control solutions. This division offers a full range of products for the verified retrofit and non-retrofit OEM and aftermarket markets through its distribution/dealer network and direct sales. Our DuraFit™, Purifilter®, Purifier™, Combifilter ®, Cattrap ® and Actifilter™ products, along with our catalyst technologies, are used to reduce exhaust emissions created by on-road, off-road and stationary diesel, and alternative fuel engines including propane and natural gas. We also provide Platinum Plus ® fuel-borne catalyst technology, ARIS ® airless return flow system technology and exhaust gas recirculation with selective catalyst reduction technologies. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 57% and 56% of the total consolidated revenues for the six months ended June 30, 2014 and 2013, respectively.

Catalyst: Our Catalyst division develops and produces catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of costly platinum group metals, or PGMs, to operate efficiently. Using our proprietary mixed-phase catalyst, or MPC ®, technology, we have developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no PGM content. Our technical and manufacturing capabilities have been established to meet auto makers’ most stringent requirements. Since 2001, we have supplied over eleven million parts to light duty vehicle customers. Our Catalyst division also provides catalyst products for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 43% and 44% of the total consolidated revenues for the six months ended June 30, 2014 and 2013, respectively.

We are headquartered, in Oxnard, California and have operations in the United States, Canada, the United Kingdom, France, Japan and Sweden. We also have an Asian investment. Our proprietary catalyst products are manufactured at our facility in Oxnard, California and our heavy duty diesel systems and products are manufactured at our facilities in Reno, Nevada; Thornhill, Canada; and Malmö, Sweden.

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

Recent Developments

Equity Financing

On April 4, 2014, we closed a registered direct offering in which we sold 2,030,000 shares of common stock and warrants to purchase 812,000 shares of common stock. The securities were sold in units at $3.40 per unit, with each unit consisting of one share of common stock and 0.4 of a warrant to purchase one share of common stock. The warrants have an exercise price of $4.20 per share and can be exercised during the period commencing after six months and ending five and a half years from the date of issuance. We received net proceeds of $6.1 million after deducting placement agent fees and other offering expenses. We plan to use the proceeds for general corporate purposes, including working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our current business, although we have no present commitments or agreements for any such transactions.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, product warranty reserves, accounting for income taxes, goodwill, impairment of long-lived assets other than goodwill, stock-based compensation and warrant derivative liability have the greatest potential impact on our unaudited condensed consolidated financial statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2013 for a more complete discussion of our critical accounting policies and estimates.

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

Emerging Aftermarket in North America

According to market analysis firm Power System Research, manufacturers in North America have produced an average of 250,000 heavy duty on-road diesel vehicles equipped with diesel particulate filters each year since 2007 to comply with EPA requirements. The typical OEM warranty on diesel particulate filters is 5 years and has expired for many of these vehicles with more continuing to expire in the coming years. As 2007 and newer diesel particulate filters from OEMs fail and require replacement, aftermarket diesel particulate filters will be needed as replacements. According to a 2012 industry report, the market for medium and heavy duty vehicle after-treatment maintenance and repair is projected to grow from $0.5 billion in 2010 to $3.0 billion by 2017. In the second quarter of 2014, we introduced the CDTi manufactured DuraFit™ OEM replacement diesel particulate filters through our channel of distributors to provide an alternative to OEM manufactured parts. We expect sales from this activity to be modest in 2014, with increased sales in 2015 and beyond.

Dependency on a Few Major Customers

Historically, we have derived a significant portion of our revenue from a limited number of customers. For example, sales to Honda accounted for approximately 42% of our revenue for the six months ended June 30, 2014 and 39% of our revenue for the year ended December 31, 2013. While we continually seek to broaden our customer base, it is likely that for the foreseeable future we will remain dependent on Honda to supply a substantial portion of our revenue. Manufacturers typically seek to have two or more sources of critical components. However, there can be no assurance that manufacturers for which we are a shared supplier will not sole source the products we supply. Once our product is designed into a vehicle model, we generally supply our component for the life of that model. There can be no assurance, however, that our customers will retain us for a full model term. In this regard, relationships with our customers are based on purchase orders rather than long-term formal supply agreements and customers can discontinue or materially reduce orders without warning or penalty. In addition, while new models tend to remain relatively stable for a few years, there can be no assurance that manufacturers will not change models more rapidly, or change the performance requirements of components used in those models, and use other suppliers for these new or revised models.

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

Supply of Catalyst Division Products to Heavy Duty Diesel Systems Division

Our strategy is to progressively utilize the products of our Catalyst division in the products of our Heavy Duty Diesel Systems division. We anticipate that our intercompany sales of catalysts will increase compared to historical levels, as we commence sales in the heavy duty diesel aftermarket and as our planned new products are approved by regulatory agencies and begin to generate sales. While this will not impact our reported sales, we believe that the manufacturing gross margin associated with these sales will improve our total gross margin.

      Results of Operations

     The tables in the discussion that follow are based upon the way we analyze our business. See Note 14 for additional information about our business divisions.

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

Revenues

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues
					Change
	2014		2013		$	%
	($ in thousands)
Heavy Duty Diesel Systems	$7,018	55.7%	$7,109	56.6%	$(91)	(1.3)%
Catalyst	6,289	49.9%	6,296	50.1%	(7)	(0.1)%
Intercompany revenues	(716)	(5.6)%	(850)	(6.7)%	134	15.8%
Total revenues	$12,591	100.0%	$12,555	100.0%	$36	0.3%

The decrease in revenues for our Heavy Duty Diesel Systems division was due to a $0.2 million decrease in both North America sales and European mining, partially offset by a $0.3 million increase in European fuel-borne catalyst sales.

Excluding intercompany revenue, the $0.1 million increase in revenues for our Catalyst division was due to a $0.3 million increase in sales to our Japanese OEM customer as a result of higher volume and favorable model mix, partially offset by a $0.2 million decrease in sales of primarily service parts to other OEM customers.

We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Gross profit

	Three Months Ended June 30,
			% of Revenues (1)		% of Revenues (1)	Percentage point change in gross profit margin
	2014			2013
	($ in thousands)
Heavy Duty Diesel Systems		$2,232	31.8%	$2,116	29.8%	2.0%
Catalyst		1,721	27.4%	1,096	17.4%	10.0%
Intercompany eliminations		10	-	39	-	-
Total gross profit	S	3,963	31.5%	$3,251	25.9%	5.6%

(1) Division calculation based on division revenues. Total based on total revenues.

The increase in gross margin for our Heavy Duty Diesel Systems division was a result of improved manufacturing efficiency, lower substrate costs due to introduction of a second source supplier and a favorable product mix.

The increase in gross margin for our Catalyst division was due to a favorable product mix resulting from an expansion of models sold to our Japanese OEM, lower costs of certain chemicals, lower diesel substrate costs as well as a change from purchased to consigned for certain substrates used in product sold to our Heavy Duty Diesel Systems division.

Operating expenses

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues
					Change
	2014		2013		$	%
	($ in thousands)
Selling, general and administrative	$3,021	24.0%	$3,422	27.3%	$(401)	(11.7)%
Research and development	1,479	11.7%	947	7.5%	532	56.2%
Severance and other charges	23	0.2%	51	0.4%	(28)	(54.9)%
Total operating expenses	$4,523	35.9%	$4,420	35.2%	$103	2.3%

       Selling, general and administrative expenses

The decrease in selling, general and administrative expenses was primarily due to a $0.3 million gain on the sale of a building at one of our foreign locations and $0.1 million of savings due to employee related costs.

       Research and development expenses

The increase in research and development was primarily due to development work and outside testing related to new products and consultant costs to support our technology initiatives.

Other (expense) income

	Three Months Ended June 30,

			Change
	2014	2013	$	%
	($ in thousands)
Interest expense	$(286)	$(336)	$50	14.9%
Gain on change in fair value of common stock warrant liability	370	3	367	12233.3%
Offering costs	(165)	-	(165)	-
(Loss) gain from unconsolidated affiliate	12	(234)	246	105.1%
Foreign currency exchange gain (loss)	(522)	82	(604)	(736.6)%
All other, net	4	4	-	-
Total other expense	$(587)	$(481)	$(106)	(22.0)%

Total other expense remained fairly consistent. However, partially offsetting changes include increases in exchange losses and offering costs, partially offset by a gain on the re-measurement of our warrant liability. Our exchange gain was primarily attributable to changes in value of the Canadian dollar in relation to the U.S. dollar. Offering costs relate to the allocation of direct costs attributable to the warrants based on the relative fair value of warrants and common stock included in our recent registered direct offering. Changes in the fair value of our warrant liability are primarily driven by changes in our stock price. The decline in unconsolidated affiliate expenses pertains to the dissolution of a joint venture at the end of 2013.

Income Tax Expense

As our effective tax rates are based on annualized expectations of income and losses, refer to the income tax expense discussion in the comparison of six months ended June 30, 2014 to six months ended June 30, 2013 for a more meaningful discussion.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Revenues

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues
					Change
	2014		2013		$	%
	($ in thousands)
Heavy Duty Diesel Systems	$14,176	56.6%	$14,393	55.7%	$(217)	(1.5)%
Catalyst	12,100	48.3%	12,752	49.3%	(652)	(5.1)%
Intercompany revenues	(1,223)	(4.9)%	(1,283)	(5.0)%	60	4.7%
Total revenues	$25,053	100.0%	$25,862	100.0%	$(809)	(3.1)%

The decrease in revenues for our Heavy Duty Diesel Systems division was due to a $1.6 million increase in California sales under the Truck and Bus Rule and a $0.2 million increase in European fuel-borne catalyst sales, offset by a $1.5 million net decrease in the other 49 states and a $0.5 million decrease in European mining.

Excluding intercompany revenue, the $0.6 million decrease in revenues for our Catalyst division was due to a decrease in sales of primarily service parts to our non-Japanese OEM customers, while sales to our Japanese OEM customer remained consistent over the periods.

We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Gross profit

	Six Months Ended June 30,
		% of Revenues (1)		% of Revenues (1)	Percentage point change in gross profit margin
	2014		2013
	($ in thousands)
Heavy Duty Diesel Systems	$4,597	32.4%	$3,951	27.5%	4.9%
Catalyst	3,240	26.8%	2,334	18.3%	8.5%
Intercompany eliminations	(10)	─	78	─	─
Total gross profit	$7,827	31.2%	$6,363	24.6%	6.6%

(1) Division calculation based on division revenues. Total based on total revenues.

The increase in gross margin for our Heavy Duty Diesel Systems division was a result of improved manufacturing efficiency, lower substrate costs due to introduction of a second source supplier and favorable product mix.

The increase in gross margin for our Catalyst division was due to a favorable product mix resulting from an expansion of models sold to our Japanese OEM, lower costs of certain chemicals, lower diesel substrate costs as well as a change from purchased to consigned for certain substrates used in product sold to our Heavy Duty Diesel Systems division.

Operating expenses

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues
					Change
	2014		2013		$	%
	($ in thousands)
Selling, general and administrative	$6,695	26.7%	$7,252	28.0%	$(557)	(7.7)%
Research and development	2,768	11.0%	2,212	8.6%	556	25.1%
Severance and other charges	377	1.5%	62	0.2%	315	508.1%
Total operating expenses	$9,840	39.2%	$9,526	36.8%	$314	3.3%

       Selling, general and administrative expenses

The decrease in selling, general and administrative expenses was primarily due to a $0.3 million gain on the sale of a building at one of our foreign locations and $0.3 million of savings due to employee related costs.

Research and development expenses

The increase in research and development was primarily due to development work and outside testing related to new products and consultant costs to support our technology initiatives.

       Severance and other charges

The increase was due to $0.1 million in severance and lease exit costs related to our North American and United Kingdom locations and $0.1 million related to the settlement of a customer dispute. Additionally, we reached a legal settlement of all claims in March 2014 related to an administrative complaint originally filed against us by a former chief financial officer in 2010 whereby we have paid a lump sum amount of cash and shares of our common stock which had already been partially accrued in 2013. We recorded an additional $0.1 million related to the increase in fair value of our common stock.

Other (expense) income

	Six Months Ended June 30,

			Change
	2014	2013	$	%
	($ in thousands)
Interest expense	$(592)	$(672)	$80	11.9%
(Loss) gain on change in fair value of common stock warrant liability	(1,681)	6	(1,687)	(28116.7)%
Offering costs	(165)	-	(165)	-
(Loss) gain from unconsolidated affiliate	28	(225)	253	112.4%
Foreign currency exchange gain (loss)	(297)	375	(672)	(179.2)%
All other, net	2	5	(3)	(60.0)%
Total other expense	$(2,705)	$(511)	$(2,194)	(429.4)%

Total other expense increased primarily due to a loss on the re-measurement of our warrant liability and exchange losses. Changes in the fair value of our warrant liability are primarily driven by changes in our stock price. Our exchange gain was primarily attributable to changes in value of the Canadian dollar in relation to the U.S. dollar. The decline in unconsolidated affiliate expenses pertains to the dissolution of a joint venture at the end of 2013.

Income Tax Expense

We incurred income tax expense of $0.3 million in the six months ended June 30, 2014 compared to income tax benefit of $0.2 million in the six months ended June 30, 2013. The effective income tax rate was (5.7)% for the six months ended June 30, 2014, compared to 4.5% for the six months ended June 30, 2013. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and U.K. jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of June 30, 2014, we had an accumulated deficit of approximately $186.7 million compared to $181.7 million at December 31, 2013. We have also had negative cash flows from operations from inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

We had $8.6 million in cash at June 30, 2014 compared to $3.9 million at December 31, 2013. At June 30, 2014, $2.5 million of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom. We do not intend to repatriate any amount of this cash to the United States as it will be used to fund our subsidiaries’ operations. If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

We have a $7.5 million secured demand financing facility with FGI backed by our receivables and inventory that terminates on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For details regarding the FGI facility, see “—Description of Indebtedness” below and Note 8, “Debt.” At June 30, 2014, we had $3.4 million in borrowings outstanding with $4.1 million available under our FGI credit facility, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

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

On April 4, 2014, we completed a registered direct offering under the Shelf Registration in which we sold 2,030,000 shares of common stock and warrants to purchase 812,000 shares of common stock and received net proceeds of approximately $6.1 million after deducting placement agent fees and other offering expenses. For more discussion on this offering, see “—Recent Developments” and Note 9, “Stockholders’ Equity.”

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

Based on our current cash levels, the $6.1 million in proceeds from the April 2014 offering and expected cash flows from operations, we believe we have sufficient working capital to fund operations through the end of this year and into next year. However, there can be no assurances that we will be able to achieve projected levels of revenue and maintain access to sufficient working capital. If cash from operations is not sufficient for our working capital needs, we may be forced to seek additional financing in the form of funding from outside sources. However, there is no assurance that we will be able to raise additional funds or reduce our discretionary spending to a level sufficient for our working capital needs.

The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
			Change
	2014	2013	$	%
	($ in thousands)
Cash (used in) provided by:
Operating activities	$(4,125)	$(2,335)	$(1,790)	(76.7)%
Investing activities	$222	$(433)	$655	151.3%
Financing activities	$8,545	$(783)	$9,328	1,191.3%

Cash used in operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters. The increase in cash used in operating activities was primarily due to the settlement of certain litigation and increased tax obligations associated with a foreign location.

Cash provided by (used in) investing activities

Our cash flows from investing activities primarily relate to our recently dissolved joint venture with Pirelli, our Asian investment as well as capital expenditures to support our growth plans. The increase in cash provided by investing activities was primarily due to the sale of a building at one of our foreign locations and the return of most of our investment balance for our recently dissolved joint venture with Pirelli.

Cash provided by (used in) financing activities

Since inception, we have financed our net operating cash usage through a combination of financing activities such as issuance of equity or debt. The increase in cash provided by financing activities was largely due to a recent registered direct offering of common stock and warrants that provided net proceeds of $6.1 million. Other increases include proceeds from the exercise of equity instruments and an increase in net borrowing under our line of credit with FGI.

Description of Indebtedness

	June 30, 2014	December 31, 2013

	($ in thousands)
Line of credit with FGI	$3,432	$2,258
$1.5 million, 8% shareholder note due 2015	1,607	1,586
$3.0 million, 8% subordinated convertible shareholder notes due 2016	3,000	3,000
$3.0 million, 8% shareholder note due 2015	2,975	2,963
Total borrowings	$11,014	$9,807

We have a $7.5 million secured demand facility with FGI backed by our receivables and inventory (as amended, the “FGI Facility”). The FGI Facility expires on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time.

Under the FGI Facility, FGI can elect to purchase eligible accounts receivables from us and certain of our subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. At June 30, 2014, the inventory sublimit was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI Facility. While the overall credit limit and the inventory sublimit were not changed, in the second quarter of 2014, borrowing against Honda inventory has been limited to $0.2 million by FGI due to their concerns about customer concentration.

The interest rate on advances or borrowings under the FGI Facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI Facility, and was 6.50% at June 30, 2014 and December 31, 2013.

We were in compliance with the terms of the FGI Facility at June 30, 2014. However, there is no guarantee that we will be able to borrow the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

For more information on our indebtedness, see Note 8.

Capital Expenditures

As of June 30, 2014, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of June 30, 2014, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our Asian investment, we had no material commitments other than the liabilities reflected in our unaudited condensed consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 13 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 9, 2014, the Company issued 75,000 shares of common stock to its former chief financial officer pursuant to a settlement agreement dated March 13, 2014 resulting in the dismissal of a complaint filed by the former chief financial officer against the Company. See Note 13 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. The issuance of the shares was made pursuant to an exemption from registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Refer to the Exhibit Index immediately following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC. (Registrant)
Date: August 8, 2014	By:	/s/ Christopher J. Harris
Christopher J. Harris
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ David E. Shea
David E. Shea
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

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

10.1

Form of Subscription Agreement, dated April 1, 2014, between Clean Diesel Technologies, Inc. and certain investors (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on April 1, 2014).

10.2	Placement Agent Agreement, dated April 1, 2014, between Clean Diesel Technologies, Inc., Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on April 1, 2014).

10.3

Separation Agreement and Release dated July 31, 2014, between Nikhil Mehta and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on July 31, 2014).

31.1*	Certification of Christopher J. Harris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David E. Shea pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith