Form 10-Q
period 2014-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2014-11-07
CIK 949428

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 12,536,071.

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

•          We could require additional working capital to maintain our operations in the form of funding from outside sources which may be limited, difficult to obtain, or unavailable on acceptable terms or not available at all, or in the case of an offering of common stock or securities convertible into or exercisable for common stock, may result in dilution to our existing stockholders;

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

•          Historically, we have been dependent on a few major customers, particularly Honda, for a significant portion of our revenue and our revenue would decline if we are unable to maintain those relationships, if customers reduce their orders for our products, or if we are unable to secure new customers. In addition, we have an expired agreement with Honda that may limit our rights to commercialize certain technology within the scope of that agreement and adversely affect our technology licensing strategy;

•          We are restricted from selling catalyst products in Asia due to contractual agreements with, and technology we sold to, a third party, and while we intend to try to renegotiate some or all of these limitations, there can be no assurance we will ultimately be successful in doing so;

•          We may not be able to successfully market new products that are developed or obtain verification or approval of our new products;

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

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash	$4,856	$3,909
Accounts receivable, net	3,935	5,145
Inventories	7,553	5,285
Prepaid expenses and other current assets	1,878	1,428
Assets of discontinued operations held for sale	1,111	1,047
Total current assets	19,333	16,814
Property and equipment, net	1,368	1,372
Intangible assets, net	2,882	3,438
Goodwill	5,359	5,584
Other assets	613	718
Assets of discontinued operations held for sale	413	443
Total assets	$29,968	$28,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,937	$2,258
Accounts payable	5,071	5,087
Accrued expenses and other current liabilities	5,449	5,859
Shareholder notes payable	4,598	─
Income taxes payable	544	1,058
Liabilities of discontinued operations held for sale	502	426
Total current liabilities	19,101	14,688
Shareholder notes payable, noncurrent	3,000	7,549
Deferred tax liability	653	686
Total liabilities	22,754	22,923
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	─	─
Common stock, par value $0.01 per share: authorized 24,000,000; issued and outstanding 12,412,336 and 9,299,253 shares at September 30, 2014 and December 31, 2013, respectively	124	93
Additional paid-in capital	197,329	188,108
Accumulated other comprehensive loss	(1,925)	(1,036)
Accumulated deficit	(188,314)	(181,719)
Total stockholders’ equity	7,214	5,446
Total liabilities and stockholders’ equity	$29,968	$28,369

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Revenues	$9,311	$13,309	$32,563	$37,419
Cost of revenues	6,389	9,127	22,076	27,140
Gross profit	2,922	4,182	10,487	10,279
Operating expenses:
Selling, general and administrative (including stock-based compensation expense of $288, $168, $443 and $530, respectively)	2,689	2,876	9,197	9,917
Research and development (including stock-based compensation expense of $15, $1, $33 and $5, respectively)	1,828	1,199	4,596	3,411
Severance and other charges	805	-	1,182	62
Total operating expenses	5,322	4,075	14,975	13,390
Income (loss) from continuing operations	(2,400)	107	(4,488)	(3,111)
Other income (expense):
Interest expense	(307)	(382)	(899)	(1,054)
Other income (expense), net	1,199	(703)	(914)	(542)
Total other income (expense)	892	(1,085)	(1,813)	(1,596)
Loss from continuing operations before income taxes	(1,508)	(978)	(6,301)	(4,707)
Income tax expense (benefit) from continuing operations	(117)	120	150	(47)
Net loss from continuing operations	(1,391)	(1,098)	(6,451)	(4,660)
Net income (loss) from discontinued operations	(179)	8	(144)	59
Net loss	(1,570)	(1,090)	(6,595)	(4,601)
Foreign currency translation adjustments	(1,034)	612	(889)	(479)
Comprehensive loss	$(2,604)	$(478)	$(7,484)	$(5,080)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.11)	$(0.12)	$(0.56)	$(0.59)
Net income (loss) from discontinued operations	(0.02)	-	(0.01)	0.01
Net loss	$(0.13)	$(0.12)	$(0.57)	$(0.58)
Weighted-average number of common shares outstanding - basic and diluted	12,412	9,247	11,501	7,945

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,

	2014	2013
Cash flows from operating activities:
Net loss	$(6,595)	$(4,601)
Net loss (income) from discontinued operations	144	(59)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	752	904
Write-down of excess and obsolete inventory	(55)	483
Stock-based compensation expense	505	531
Loss on change in fair value of liability-classified warrants	945	151
Loss (income) from unconsolidated affiliates	(38)	373
Loss (gain) on foreign currency transactions	(470)	73
Loss related to litigation	123	-
Gain on disposal of property and equipment	(296)	-
Offering costs allocated to warrants issued	165	123
Other	89	113
Changes in operating assets and liabilities:
Accounts receivable	1,041	(2,134)
Inventories	(2,399)	1,494
Prepaid expenses and other assets	227	9
Accounts payable	91	(383)
Income taxes	(1,176)	602
Accrued expenses and other current liabilities	(470)	(320)
Cash used in operating activities of continuing operations	(7,417)	(2,641)
Cash provided by operating activities of discontinued operations	173	349
Net cash used in operating activities	(7,244)	(2,292)
Cash flows from investing activities:
Loan to unconsolidated affiliate	-	(263)
Investment in (distribution from) unconsolidated affiliate	91	(66)
Purchases of property and equipment	(334)	(135)
Proceeds from sale of property and equipment	315	-
Net cash provided by (used in) investing activities of continuing operations	72	(464)
Net cash used in investing activities of discontinued operations	(8)	(7)
Net cash provided by (used in) investing activities	64	(471)
Cash flows from financing activities:
Net borrowings (payments) under demand line of credit	679	(1,027)
Proceeds from issuance of common stock and warrants, net of offering costs	6,114	1,716
Proceeds from exercise of warrants	1,000	-
Proceeds from exercise of stock options	275	-
Other	(18)	-
Net cash provided by financing activities	8,050	689
Effect of exchange rates on cash	77	(246)
Net change in cash	947	(2,320)
Cash at beginning of period	3,909	6,878
Cash at end of period	$4,856	$4,558

Significant noncash financing activity:
Offering warrants classified as derivative liability	$1,531	$749

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

b.       Liquidity

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $188.3 million at September 30, 2014. The Company has funded its operations through equity sales, debt and bank borrowings.

        The Company has a $7.5 million secured demand facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”). At September 30, 2014, the Company had $2.9 million in borrowings outstanding under this facility with $4.6 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. There is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory. Additionally, FGI can cancel the facility at any time.

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

        On March 21, 2014, the Company and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed not to accelerate the maturity of the Company’s 8% subordinated convertible notes (the “Convertible Notes”) due 2016 prior to July 1, 2015. See Note 8 for additional information on the Convertible Notes.

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

        On October 20, 2014, the Company completed the sale of its Reno Business for approximately $1.3 million in cash, subject to certain working capital adjustments to be reviewed during the 60 day period following the sale date. See Notes 2, 15 and 16 for additional information.

        On November 4, 2014, the Company entered into subscription agreements to sell 1,385,000 shares of common stock, warrants to purchase up to an aggregate of 388,393 shares of common stock with an exercise price of $3.25 per share (the “Series A Warrants”), for a combined purchase price of $2.80 per share and 0.28 of one Series A Warrant and other warrants to purchase up to an aggregate of 168,571 shares of common stock with an exercise price of $0.01 per share (the “Series B Warrants”) for a purchase price of $2.79 per Series B Warrant, pursuant to the Shelf Registration. The Company expects to receive net proceeds of approximately $3.8 million after deducting placement agent fees and other estimated offering expenses. See Note 16 for additional information.

        At September 30, 2014, the Company had $4.9 million in cash. Based on the Company’s current cash levels, the net proceeds from its recent offerings and expected cash flows from operations, management believes that the Company will have access to sufficient working capital to fund operations through the end of this year and into next year. However, there can be no assurances that the Company will be able to achieve projected levels of revenue and maintain access to sufficient working capital. If cash from operations is not sufficient for the working capital needs of the Company, the Company may be forced to seek additional financing in the form of funding from outside sources. However, there is no assurance that the Company will be able to raise additional funds or reduce its discretionary spending to a level sufficient for its working capital needs.

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

        Discontinued Operations - Standard Exhaust and Specialty Parts Business

In July 2014, the Company committed to a plan to sell substantially all of the assets of its Reno, Nevada-based standard exhaust and specialty parts business (the “Reno Business”). The sale of this non-core business is expected to increase the Company’s ability to fund key investments to broaden its growing intellectual property portfolio and to bring to market new products. The assets and liabilities of the Reno Business are classified as held for sale and its operations are classified as discontinued operations, and the Company has reclassified its balance sheets and statements of operations for all periods presented in this report to reflect the Reno Business as discontinued operations. Depreciation and amortization has been eliminated from discontinued operations from the date the Company committed to the plan to sell the Reno Business. In the statements of cash flows, the cash flows of discontinued operations are separately classified and aggregated. See Notes 15 and 16 for further information.

        All discussions and amounts in the consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

d.       Concentration of Risk

        For the three and nine months ended September 30, 2014, one automotive original equipment manufacturer (“OEM”) customer within the Catalyst segment accounted for 60% and 50%, respectively, of the Company’s revenues. This customer accounted for 46% and 45% of the Company’s revenues for the three and nine months ended September 30, 2013, respectively. This customer accounted for 65% and 26% of the Company’s accounts receivable at September 30, 2014 and December 31, 2013, respectively. No other customers accounted for 10% or more of the Company’s revenues or accounts receivable for these periods.

        For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,

Vendor	Supplies	2014	2013	2014	2013
A	Substrates	33%	19%	24%	18%
B	Substrates	6%	17%	9%	14%
C	Catalysts	6%	16%	11%	15%
D	Rare Earth Materials	8%	12%	8%	12%

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

        Diluted net loss per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred net losses in the three and nine months ended September 30, 2014 and 2013, the effect of potentially dilutive securities has been excluded in the computation of net loss per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 2.4 million and 3.2 million shares during the three months ended September 30, 2014 and 2013, respectively. Potentially dilutive common stock equivalents excluded were 2.2 million and 2.6 million shares during the nine months ended September 30, 2014 and 2013, respectively.

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

The Company records its liability-classified warrants at fair value in accordance with the fair value measurement framework. See Note 10 for further information on these liability-classified warrants. The valuation inputs hierarchy classification for the warrant liability measured at fair value on a recurring basis is summarized as follows (in thousands):

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrant liability	Level 1	Level 2	Level 3
September 30, 2014	-	-	$910
December 31, 2013	-	-	$939

  The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs (in thousands):

	Nine Months Ended September 30,

	2014	2013
Balance at beginning of period	$939	$10
Issuance of common stock warrants	1,531	749
Exercise of common stock warrants	(2,505)	-
Remeasurement of common stock warrants	945	151
Balance at end of period	$910	$910

g.       Fair Value of Financial Instruments

        Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair values of the Company’s cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to the variable interest rates. The fair value of shareholder notes payable calculated using level 3 inputs, using a Black-Scholes option-pricing model to value the debt’s conversion factor and a net present value model was $7.6 million and $7.5 million at September 30, 2014 and December 31, 2013, respectively.

h.       Reclassifications

        Certain prior-period amounts have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations or stockholders' equity.

i.         Recent Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual reporting periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company has not elected to early adopt, and it does not expect the impact of the adoption of ASU 2014-08 to be material to its consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers". ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)". ASU 2014-09 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. ASU 2014-09 provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. It is effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.       Inventories

Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013

Raw materials	$3,518	$2,637
Work in process	1,040	981
Finished goods	2,995	1,667
	$7,553	$5,285

4.       Goodwill and Intangible Assets

        Goodwill

        The Company’s Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, contains all of the Company’s allocated goodwill. The change in the carrying amount of goodwill is as follows (in thousands):

December 31, 2013	$5,584
Effect of translation adjustment	(225)
September 30, 2014	$5,359

        Intangible Assets

        Intangible assets consist of the following (in thousands):

	Useful Life in Years	September 30, 2014	December 31, 2013

Trade name	15 - 20	$1,322	$1,352
Patents and know-how	5 - 12	4,667	4,814
Customer relationships	4 - 8	881	940
		6,870	7,106
Less accumulated amortization		(3,988)	(3,668)
		$2,882	$3,438

        The Company recorded amortization expense related to amortizable intangible assets of $0.2 million during each of the three months ended September 30, 2014 and 2013. The Company recorded amortization expense related to amortizable intangible assets of $0.5 million during each of the nine months ended September 30, 2014 and 2013.

        Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2014	$154
2015	$614
2016	$507
2017	$497
2018	$167

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.       Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013

Accrued salaries and benefits	$1,115	$1,146
Warrant liability	910	939
Liability for consigned precious metals	534	832
Accrued legal settlement and related expenses	-	616
Accrued severance and other charges	669	530
Accrued warranty	469	453
Other	1,752	1,343
	$5,449	$5,859

6.       Severance and Other Charges

        Severance and other charges consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Employee severance expense	$731	$-	$800	$62
Lease exit costs	74	-	117	-
Legal settlements	-	-	265	-
Total severance and other charges	$805	$-	$1,182	$62

Severance and Other Exit Costs

        The Company incurred severance costs in 2014 related to its North American and United Kingdom locations, including severance benefits covering a one year period for its former chief financial officer, pursuant to a separation and release agreement, dated July 31, 2014. The Company incurred additional lease exit costs related to the exit of leases in North America.

        The following summarizes the activity in the Company’s accrual for severance and other exit costs (in thousands):

		Lease Exit Costs
	Severance		Total
December 31, 2013	$530	$-	$530
Provision in 2014	801	117	918
Payments and other settlements in 2014	(739)	(38)	(777)
Translation adjustment	(2)	-	(2)
September 30, 2014	$590	$79	$669

The Company expects to pay substantially all of the accrued amounts by the third quarter of 2015.

Legal Settlements

On March 13, 2014, the Company reached a settlement with a past chief financial officer pursuant to an administrative complaint that was filed in 2010 which provides for a one-time lump sum amount of $0.4 million and the issuance of 75,000 shares of Company common stock. The Company accrued a liability of $0.6 million at December 31, 2013, which included the lump sum amount, the market value of the common stock on December 31, 2013 and $0.1 million in legal expenses incurred as of December 31, 2013, which is included in accrued expenses and other current liabilities in the accompanying balance sheet. The settlement was paid and stock issued in April 2014, and the Company recorded an additional loss of  $0.1 million related to the increase in the fair value of its common stock at the time of issuance. See Note 13 for further discussion.

During the nine months ended September 30, 2014, the Company also incurred $0.1 million related to the settlement of a customer dispute.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.       Accrued Warranty

        Changes in the Company’s product warranty reserve are as follows (in thousands):

	Nine Months Ended September 30,

	2014	2013
Balance at beginning of period	$453	$665
Accrued warranty expense	500	529
Warranty claims paid	(467)	(600)
Translation adjustment	(17)	(25)
Balance at end of period	$469	$569

8.       Debt

        Debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013

Line of credit with FGI	$2,937	$2,258
$1.5 million, 8% shareholder note due 2015	1,618	1,586
$3.0 million, 8% subordinated convertible shareholder notes due 2016	3,000	3,000
$3.0 million, 8% shareholder note due 2015	2,980	2,963
	10,535	9,807
Less current portion	(7,535)	(2,258)
	$3,000	$7,549

        Line of Credit with FGI

        The Company has a $7.5 million secured demand facility with FGI backed by its receivables and inventory (as amended, the “FGI Facility”). The FGI Facility expires on August 15, 2015 and may be extended at the Company’s option for additional one-year terms. However, FGI can cancel the facility at any time.

        Under the FGI Facility, FGI can elect to purchase eligible accounts receivables from the Company and certain of its subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). Purchased receivables are subject to full recourse to the Company in the event of nonpayment by the customer. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. At FGI’s election, FGI may advance the Company up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to the Company net of interest and fees on advances once the receivables are collected from customers. The Company may also borrow against eligible inventory up to the inventory sublimit, as determined by FGI, subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. At September 30, 2014, the inventory sublimit amount was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility. While the overall credit limit and the inventory sublimit were not changed, in the third quarter of 2014, borrowing against the Company’s significant OEM customer’s inventory has been limited to $0.2 million by FGI due to their concerns about customer concentration.

        The interest rate on advances or borrowings under the FGI Facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI Facility and was 6.50% at September 30, 2014 and December 31, 2013. Any advances or borrowings under the FGI Facility are due on demand. The Company also agreed to pay FGI collateral management fees of 0.30% per month on the face amount of eligible receivables as to which advances have been made and 0.38% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI Facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

        At September 30, 2014, the Company had $3.2 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $1.5 million. At September 30, 2014, the Company also had $1.4 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at September 30, 2014. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

        $3.0 Million, 8% Subordinated Convertible Shareholder Notes Due 2016

        On April 11, 2011, the Company entered into a Subordinated Convertible Notes Commitment Letter with Kanis S.A. that provides for the sale and issuance by the Company of 8% subordinated convertible notes. As provided in the Commitment Letter, on May 6, 2011 Kanis S.A. purchased from the Company at par $3.0 million aggregate principal amount of the Convertible Notes, which bear interest at a rate of 8% per annum, payable quarterly in arrears.

        The Convertible Notes have a stated maturity of five years from the date of issuance. The agreement, as amended, allows for the acceleration of the maturity of the Convertible Notes if: (i) the Company was in breach of the Convertible Notes or other agreements with Kanis S.A., or (ii) Kanis S.A. provided written notice, not less than 30 days prior to such date, that it elected to accelerate the maturity to a date not earlier than May 12, 2013. On March 21, 2014, the Company and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed not to accelerate the maturity of these Convertible Notes prior to July 1, 2015. The Convertible Notes have been classified as noncurrent in the unaudited condensed consolidated balance sheets at September 30, 2014 and December 31, 2013.

        The Convertible Notes also provide that the Company has the option to redeem the Convertible Notes at any time at a price equal to 100% of the face amount plus accrued and unpaid interest through the date of redemption. There is no prepayment penalty. The Convertible Notes are unsecured obligations of the Company and subordinated to existing and future secured indebtedness of the Company.

         As amended, the outstanding principal balance of the Convertible Notes, and accrued and unpaid interest are convertible, at the option of Kanis S.A., at any time upon written notice given not less than 75 calendar days prior to the date of conversion, into no more than 250,000 shares of the Company’s common stock at a conversion price of $4.00 per share.

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

9.       Stockholders’ Equity

        Significant Changes in Stockholders’ Equity

        During the nine months ended September 30, 2014, additional paid-in capital increased by $9.2 million. $8.2 million of this increase is attributable to (i) $4.6 million in proceeds, net of costs, from a recent registered offering, (ii) $1.0 million in proceeds received from the exercise of warrants to purchase a total of 800,000 shares of the Company’s common stock and (iii) $2.5 million being the fair value of these warrants reclassified from liabilities. See the April 2014 Offering discussion below and Note 10 for additional information.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

        The Company received gross proceeds of $6.9 million and net proceeds of $6.1 million after deducting placement agent fees and other offering expenses. The Offering warrants are within the scope of ASC 815-40 and are required to be recorded as liabilities (see Note 10). Accordingly, of the $6.1 million in net proceeds, $4.6 million was allocated to the common stock and included in additional paid-in capital and $1.5 million was allocated to the warrant liability based on the fair value of the warrants on the issuance date. Additionally, $0.2 million of the placement agent fees and other offering costs were allocated to the Offering warrants, based on the relative fair value of the Offering warrants and the common stock on the issuance date, and is included in other expense, net in the accompanying statement of comprehensive loss for the three and nine months ended September 30, 2014. The Company intends to use the net proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to its current business, although there are no present commitments or agreements for any such transactions.

        November 2014 Offering

        On November 4, 2014, the Company entered into subscription agreements to sell 1,385,000 shares of common stock, Series A Warrants to purchase up to an aggregate of 388,393 shares of common stock with an exercise price of $3.25 per share, for a combined purchase price of $2.80 per share and 0.28 of one Series A Warrant, and Series B Warrants to purchase up to an aggregate of 168,571 shares of common stock with an exercise price of $0.01 per share for a purchase price of $2.79 per Series B Warrant, pursuant to the Shelf Registration. The Company expects to receive net proceeds of approximately $3.8 million after deducting placement agent fees and other estimated offering expenses. See Note 16 for additional information.

        Common Stock Purchase Agreement with Lincoln Park Capital (“LPC”)

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

        Warrant activity is summarized as follows:

		Weighted Average Exercise Price

			Range of Exercise Prices
	Shares
Outstanding at December 31, 2013	1,139,535	$1.68	$1.25 - $10.40
Issued	812,000	$4.20	$4.20
Exercised	(800,000)	$1.25	$1.25
Outstanding at September 30, 2014	1,151,535	$3.76	$1.25 - $10.40
Warrants exercisable at September 30, 2014	339,535	$2.70	$1.25 - $10.40

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

        Due to the significant change in the Company following its business combination with Catalytic Solutions, Inc. (the “Merger”), CDTi’s pre-Merger historical price volatility was initially not considered representative of expected volatility going forward. Therefore, for warrants with an expected term that required a volatility look-back that pre-dates the Merger, the Company used an estimate based upon a weighted average of implied and historical volatility of a portfolio of peer companies and CDTi’s post-Merger historical volatility for the valuation of these warrants. For warrants with an expected term that does not require a volatility look-back that pre-dates the Merger, CDTi’s post-Merger historical price volatility was considered representative of expected volatility going forward, and accordingly, only CDTi’s historical volatility was used for the valuation of these warrants. The expected life is equal to the remaining contractual life of the warrants.

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

	September 30, 2014	April 4, 2014

Warrants valued	812,000	812,000
CDTi stock price	$1.72	$2.95
Strike price	$4.20	$4.20
Expected volatility	83.6%	84.9%
Risk-free interest rate	1.8%	1.9%
Dividend yield	─	─
Expected life in years	5.0	5.5

        The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability for warrants with full-ratchet down-round protection are as follows:

	September 30, 2014	December 31, 2013

Warrants valued	159,000	959,000
CDTi stock price	$1.72	$1.51
Strike price	$1.25	$1.25
Expected volatility (1)	104.9%	73.6%
Risk-free interest rate	1.4%	1.8%
Dividend yield	─	─
Expected life in years	3.8	4.5
____________________________
(1) At September 30, 2014, the Company's post-Merger historical volatility began to be considered representive of expected volatility going forward for these warrants.

        The warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, is re-measured at the end of each reporting period with changes in fair value recognized in other income (expense) in the unaudited condensed consolidated statements of comprehensive loss. Upon the exercise of a warrant that is classified as a liability, the fair value of the warrant exercised is re-measured on the exercise date and reclassified from warrant liability to additional paid-in capital. The Company recorded other income of $0.7 million for the three months ended September 30, 2014 as a result of the change in fair value of the warrant liability, which was primarily due to a decrease in the Company’s stock price during this period. The Company recorded other expense of $0.9 million for the nine months ended September 30, 2014 as a result of the change in fair value of the warrant liability which was primarily due to an increase in the Company’s stock price during the reporting period. During the nine months ended September 30, 2014, as a result of the exercise of warrants to purchase 800,000 shares of the Company’s common stock, the warrant liability decreased $2.5 million, excluding the effects of re-measurement, with an offsetting increase to additional paid-in capital.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.    Stock-Based Compensation

        The Clean Diesel Technologies, Inc. Stock Incentive Plan, as amended (the “Plan”), provides for the awarding of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance awards, bonuses or other forms of share-based awards, or combinations of these to the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as determined by the Board of Directors. As of September 30, 2014, there were 152,211 shares available for future grants under the Plan.

        Total stock-based compensation expense for the three months ended September 30, 2014 and 2013 was $0.2 million. Total stock-based compensation expense for the nine months ended September 30, 2014 and 2013 was $0.5 million. Compensation expense is recognized on a straight-line basis over the requisite service period for all stock-based awards made to employees and directors in the unaudited condensed consolidated statements of comprehensive loss.

        Stock Options

        Stock option activity is summarized as follows:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
	Options
Outstanding at December 31, 2013	714,712	$7.17
Exercised	(97,172)	$2.83
Cancelled	(82,921)	$5.04
Outstanding at September 30, 2014	534,619	$8.29	5.4	$-
Exercisable at September 30, 2014	482,987	$8.86	5.2	$-

        The aggregate intrinsic value represents the difference between the exercise price and the Company’s closing stock price on the last trading day of the quarter. As of September 30, 2014, the Company had $0.1 million of unrecognized compensation cost related to stock option grants which will be recognized over a weighted average estimated period of 0.4 years.

        Restricted Stock Units (“RSUs”)

        RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013 (1)	285,558	$2.35
Granted	406,603	$2.82
Vested	(149,793)	$2.62
Forfeited	(150,046)	$2.12
Nonvested units at September 30, 2014 (2)	392,322	$2.83

(1) Excludes 26,638 RSUs vested and unissued
(2) Excludes 58,703 RSUs vested and unissued

       As of September 30, 2014, the Company had $1.0 million of unrecognized compensation cost related to RSUs, which will be recognized over a weighted average estimated period of 2.0 years. The RSUs vested and unissued noted in the table above represent awards granted to employees who are subject to the terms of the Company’s black out policy from time to time due to their knowledge of non-public information and who were unable to sell shares on the open market to cover their tax obligations for their vested RSUs by the dates noted above.

        Modification

       On July 31, 2014, the Compensation Committee approved the modification of the Company’s former chief financial officer’s unvested equity awards to accelerate the vesting upon his termination, effective August 30, 2014, and extend the expiration of his stock options from 90 days to 180 days following the date of his termination. This was considered a Type III modification in accordance with the authoritative guidance for share-based compensation, and, as a result, the Company reversed all expense previously recorded for his unvested awards and recorded the fair value of the modified awards. The total compensation expense resulting from this modification was not significant.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On November 8, 2013, as a result of slower than anticipated progress in achieving sales objectives initially established for the Joint Venture, the Company and Pirelli agreed to voluntarily dissolve the Joint Venture in accordance with the Joint Venture Agreement. The Joint Venture ceased operations on November 30, 2013 and commenced liquidation on December 9, 2013. The dissolution was finalized in April 2014. The majority of the Company’s investment balance of $0.1 million, included in other assets in the accompanying unaudited condensed consolidated balance sheets December 31, 2013, was received in April 2014, with a small balance to be collected following the receipt of value added tax due from the Swedish and Italian governments. The Company has resumed its operations in Europe in a similar manner as conducted prior to the Joint Venture.

13.    Commitments and Contingencies

        Legal Proceedings

        On April 30, 2010, the Company received notice of an administrative complaint filed by a past chief financial officer. The complaint was filed with the Hartford, Connecticut office of the U.S. Department of Labor (“U.S. DOL”) under Section 806 of the Sarbanes-Oxley Act of 2002 (“SOX”) and alleged, among other things, that the Company’s termination of her employment on April 19, 2010 was retaliatory and due to her alleged protected activity associated with comments she made to the Company’s Board of Directors at their meeting on March 26, 2010. On June 14, 2010, the Company filed its response to the complaint denying the allegations and requesting a dismissal of the matter. On September 27, 2013, the U.S. DOL issued preliminary findings on the matter concluding there was reasonable cause to support the former employee’s claims and ordering the Company to pay damages in excess of $1.9 million and take certain other actions. On October 22, 2013, the Company filed its Objections and Request for Hearing with the U.S. DOL which triggered the appointment of an Administrative Law Judge (“ALJ”), and the scheduling of a hearing on the merits of the matter. Thereafter, the parties agreed to participate in a U.S. DOL mediation process on February 7, 2014. On March 13, 2014, the parties entered into a settlement agreement which provided for payment of a one-time lump sum amount of $0.4 million to the former employee, along with issuance of 75,000 shares of Company stock. The settlement was formally approved by the ALJ. As a result, there were mutual releases of all claims and a dismissal of the SOX complaint. The Company accrued a liability of $0.6 million at December 31, 2013, which included the lump sum amount, the market value of the common stock and accrued legal expenses incurred. The settlement was paid and stock issued in April 2014, and the Company recorded an additional loss of $0.1 million related to the increase in the fair value of its common stock at the time of issuance.

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

        In connection with the Asset Purchase Agreement, on October 1, 2009, JM presented the Company with an indemnification claim seeking recovery of the net amount of $0.9 million after offsetting the funds withheld by JM from the acquisition of AUS. These claims are for matters relating to various customer contracts that JM purchased, including the BP contract discussed above. The Company and JM have entered into discussions relating to the application of offsets and the validity of the claims presented. The Company initially offered a settlement amount of $0.2 million and had accrued for this estimated liability during the fourth quarter of 2013. Recently, the Company offered a settlement amount of $0.5 million, and as a result, an additional accrual for the increase in this estimated liability of $0.3 million was recorded in discontinued operations during the third quarter of 2014. Since the discussions are ongoing, the ultimate costs associated with this matter cannot be determined at this time.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

        In addition to the foregoing, the Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it are likely to have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the unaudited condensed consolidated financial statements as of September 30, 2014, nor is it possible to estimate what litigation-related costs will be in the future.

Sales and Use Tax Audit

        The Company is undergoing a sales and use tax audit by the State of California (the “State”) on AUS for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.5 million, inclusive of interest. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State. On August 12, 2013, the Company appeared at an appeals conference with the State Board of Equalization (“BOE”). On July 21, 2014, the Company received a Decision and Recommendation (“D&R”) from the BOE. The D&R’s conclusion was that the basis for the calculation of the aforementioned $1.5 million tax due should be reduced from $12.2 million to $9.0 million with a commensurate reduction in the tax owed to the State. Regardless of this finding, the Company continues to believe that it will prevail in this matter, as it believes that the State did not adequately address the legal arguments related to the Company’s acceptance of the valid resale certificate from its customer. The Company has not agreed to these findings, and therefore, it will be appealing at a higher level at the BOE. Based on a re-audit, the BOE lowered the tax due to $0.8 million, inclusive of interest. However, the Company continues to not agree to these findings based on the aforementioned reasons, and it will continue with the appeals process. Accordingly, no accrual has been recorded for this matter as the Company does not assess a loss as being probable. Should the Company not prevail in this matter, it will pursue reimbursement from the customer for all assessments from the State.

14.    Segment Reporting and Geographic Information

        The Company has two business division segments based on the products it delivers:

        Heavy Duty Diesel Systems division — The Heavy Duty Diesel Systems division designs and manufactures verified exhaust emissions control solutions. This division offers a full range of products for the verified retrofit and non-retrofit OEM and replacement markets through its distributor/dealer network and direct sales. These products are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. The retrofit market in the U.S. is driven in particular by state and municipal environmental regulations and incentive funding for voluntary early compliance. The Heavy Duty Diesel Systems division derives significant revenues from retrofit with a portfolio of solutions verified by the California Air Resources Board and the United States Environmental Protection Agency.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

       Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Revenues
Heavy Duty Diesel Systems	$3,672	$7,073	$16,047	$19,714
Catalyst	6,186	7,199	18,286	19,951
Eliminations (1)	(547)	(963)	(1,770)	(2,246)
Total	$9,311	$13,309	$32,563	$37,419

(Loss) income from operations
Heavy Duty Diesel Systems	$(640)	$678	$223	$205
Catalyst	90	597	673	850
Corporate	(1,847)	(1,202)	(5,371)	(4,278)
Eliminations (1)	(3)	34	(13)	112
Total	$(2,400)	$107	$(4,488)	$(3,111)

(1)	Elimination of Catalyst revenue and profit in ending inventory related to sales to Heavy Duty Diesel Systems.

        Net sales by geographic region based on the location of sales organization is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
United States	$5,972	$6,450	$17,068	$18,124

Canada	2,413	5,794	12,129	15,477
Europe	926	1,065	3,366	3,818
Total international	3,339	6,859	15,495	19,295
Total revenues	$9,311	$13,309	$32,563	$37,419

15.    Discontinued Operations

The Reno Business that the Company committed to sell in July 2014 is presented below as discontinued operations. Historically, the Reno Business was a component of the Company’s Heavy Duty Diesel Systems division. The expense information for discontinued operations also includes an additional $0.3 million accrual recorded during the three and nine months ended September 30, 2014, to increase the Company’s estimated liability to settle its ongoing indemnification matters with JM associated with the sale of AUS in 2009. See Note 13 for additional information.

The following table presents the major classes of the assets and liabilities of discontinued operations held for sale in the consolidated balance sheets as of September 30, 2014 and December 31, 2013.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	September 30, 2014	December 31, 2013

Assets:
Accounts receivable, net	$430	$379
Inventories	650	634
Prepaid expenses and other current assets	31	34
Total current assets of discontinued operations held for sale	1,111	1,047

Property and equipment, net	77	87
Intangible assets, net	50	70
Goodwill	286	286
Total long-term assets of discontinued operations held for sale	413	443

Total assets of discontinued operations held for sale	$1,524	$1,490

Liabilities:
Accounts payable	$329	$283
Accrued expenses and other current liabilities	173	143
Total liabilities of discontinued operations held for sale	$502	$426

Net assets of discontinued operations held for sale	$1,022	$1,064

In presenting discontinued operations, general corporate overhead expenses that have been allocated historically to the standard exhaust and specialty parts business for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for discontinued operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Revenue	$1,021	$896	$2,822	$2,648
Pre-tax income (loss)	(179)	9	(144)	61
Income tax expense	-	1	-	2
Net income (loss) from discontinued operations	$(179)	$8	$(144)	$59

16.    Subsequent Events

        Sale of the Reno Business

        On October 20, 2014, the Company completed the sale of its Reno Business for approximately $1.3 million in cash, subject to certain working capital adjustments to be reviewed during the 60 day period following the sale date. The net assets held for sale of the Reno Business were eliminated from the Company’s balance sheet as of the sale date. As further relevant information becomes available relating to working capital adjustments and changes in total consideration for this transaction, if any, additional adjustments may be recorded through discontinued operations in future periods.

        In connection with the sale of the Reno Business, the Company and FGI entered into an agreement, dated October 15, 2014 (the “Termination Agreement”), to terminate the Sale of Accounts and Security Agreement, dated February 14, 2011, among the Company and FGI, as amended (the “Reno-FGI Financing Agreement”). Pursuant to the Termination Agreement, the Company was required to make a final payment of $0.4 million and FGI agreed to release all encumbrances on the Reno Business’ personal property under the Reno-FGI Financing Agreement.

        November 2014 Offering

        On November 4, 2014, the Company entered into subscription agreements with certain investors who agreed to purchase an aggregate of 1,385,000 shares of the Company’s common stock, par value $0.01 per share, Series A Warrants to purchase up to an aggregate of 388,393 shares of common stock, and Series B Warrants(together with the Series A Warrants, the “Warrants”) to purchase up to an aggregate of 168,571 shares of common stock for a purchase price of $2.80 per common share and 0.28 of one Series A Warrant and $2.79 per Series B Warrant, or an aggregate in $4.4 million in estimated gross proceeds. The Series A Warrants are exercisable immediately for $3.25 per Series A Warrant Share for a period of five years from the date of issuance. The Series B Warrants are exercisable immediately for $0.01 per Series B Warrant Share for a period of six months from the date of issuance. The net proceeds to the Company from the offering are expected to be approximately $3.8 million after placement agent fees and other estimated offering expenses payable by the Company, and excluding any proceeds the Company may receive upon exercise of the Warrants. The Company intends to use the net proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to its current business, although there are no present commitments or agreements for any such transactions.

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

        Heavy Duty Diesel Systems: Our Heavy Duty Diesel Systems division specializes in the design and manufacture of verified exhaust emissions control solutions. This division offers a full range of products for the verified retrofit and non-retrofit OEM and replacement markets through its distribution/dealer network and direct sales. Our DuraFit™, Purifilter®, Purifier™, Combifilter®, Cattrap® and Actifilter™ products, along with our catalyst technologies, are used to reduce exhaust emissions created by on-road, off-road and stationary diesel, and alternative fuel engines including propane and natural gas. We also provide Platinum Plus ® fuel-borne catalyst technology, ARIS ® airless return flow system technology and exhaust gas recirculation with selective catalyst reduction technologies. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 49% and 53% of the total consolidated revenues for the nine months ended September 30, 2014 and 2013, respectively.

        Catalyst: Our Catalyst division develops and produces catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of costly platinum group metals, or PGMs, to operate efficiently. Using our proprietary mixed-phase catalyst, or MPC ®, technology, we have developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no PGM content. Our technical and manufacturing capabilities have been established to meet auto makers’ most stringent requirements. Since 2001, we have supplied over eleven million parts to light duty vehicle customers. Our Catalyst division also provides catalyst products for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 51% and 47% of the total consolidated revenues for the nine months ended September 30, 2014 and 2013, respectively.

We are headquartered, in Oxnard, California and have operations in the United States, Canada, the United Kingdom, France, Japan and Sweden. We also have an Asian investment. Our proprietary catalyst products are manufactured at our facility in Oxnard, California and our heavy duty diesel systems and products are manufactured at our facilities in Thornhill, Canada and Malmö, Sweden.

Sale of Standard Exhaust and Specialty Parts Business

On October 20, 2014, we completed the sale of our Reno, Nevada-based standard exhaust and specialty parts business, or the Reno Business, for approximately $1.3 million in cash, subject to certain working capital adjustments to be reviewed during the 60 day period following the sale date. Historically, the Reno Business was included in our Heavy Duty Diesel Systems division, and we have now classified it as held for sale and the operations have been reported as discontinued operations. The sale of this non-core business increases our ability to fund key investments to broaden our growing intellectual property portfolio and to bring to market new products. The net assets held for sale of the Reno Business were eliminated from our balance sheet as of the sale date. As further relevant information becomes available relating to working capital adjustments and changes in total consideration for this transaction, if any, additional adjustments may be recorded through discontinued operations in future periods.

        All discussions and amounts in Management's Discussion and Analysis for all periods presented relate to continuing operations only, unless otherwise noted.

Strategic Plan

In the second quarter of 2013, our Board of Directors and management team conducted a strategic review of our business and determined to pursue aggressive development of our unique materials science platform, which we view as the most likely path to enhance growth and improve shareholder value over the long-term. The new strategy is intended to build on recent initiatives and announcements, including an increased focus on developing and patenting our proprietary advanced low-PGM and zero-PGM, or ZPGM, catalysts. We believe our disruptive technology provides a solution to OEMs that contrasts with current solutions; one that reduces the dependence upon increasingly costly and scarce PGMs to meet stringent emission standards, such as the U.S. Environmental Protection Agency’s (the “EPA”) Tier 3 light duty vehicle emission standards. Our strategy includes combining our manufacturing expertise with advanced low-PGM and ZPGM materials to develop advanced catalysts in powder form to allow for potentially broader distribution and delivery options resulting in new commercial opportunities. We intend to pursue licensing and partnership arrangements to accelerate the commercialization of our patented and proprietary materials technology, including making these technologies available to other catalyst coaters. Based on our strategic review, we have defined our near-term strategic priorities as follows:

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

        The recent granting of two foundational Spinel™ patents in September and October of 2014 are among the first manifestations of this strategy to develop a unique material science platform. The selling of the assets of the Reno business is also an outcome of that strategy, as we focus our resources on building our technology platform.

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

On November 4, 2014, we entered into subscription agreements to sell 1,385,000 shares of common stock, warrants to purchase up to an aggregate of 388,393 shares of common stock with an exercise price of $3.25 per share (the “Series A Warrants”), for a combined purchase price of $2.80 per share and 0.28 of one Series A Warrant and other warrants to purchase up to an aggregate of 168,571 shares of common stock with an exercise price of $0.01 per share (the “Series B Warrants”) for a purchase price of $2.79 per Series B Warrant. We expect to receive net proceeds of approximately $3.8 million after deducting placement agent fees and other estimated offering expenses.

We plan to use the net proceeds from our recent offerings for general corporate purposes, including working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our current business, although we have no present commitments or agreements for any such transactions.

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

Emerging Replacement Market in North America

        According to market analysis firm Power System Research, manufacturers in North America have produced an average of 250,000 heavy duty on-road diesel vehicles equipped with diesel particulate filters each year since 2007 to comply with EPA requirements. The typical OEM warranty on diesel particulate filters is 5 years and has expired for many of these vehicles with more continuing to expire in the coming years. As 2007 and newer diesel particulate filters from OEMs fail and require replacement, non-OEM diesel particulate filters will be needed as replacements. According to a 2012 industry report, the market for medium and heavy duty vehicle after-treatment maintenance and repair is projected to grow from $0.5 billion in 2010 to $3.0 billion by 2017. In the second quarter of 2014, we introduced the CDTi manufactured DuraFit™ OEM replacement diesel particulate filters through our channel of distributors to provide an alternative to OEM manufactured parts. We expect sales from this activity to be modest in 2014, with increased sales in 2015 and beyond.

Dependency on a Few Major Customers

Historically, we have derived a significant portion of our revenue from a limited number of customers. For example, sales to Honda accounted for approximately 50% of our revenue for the nine months ended September 30, 2014 and 42% of our revenue for the year ended December 31, 2013. While we continually seek to broaden our customer base, it is likely that for the foreseeable future we will remain dependent on Honda to supply a substantial portion of our revenue. Manufacturers typically seek to have two or more sources of critical components. However, there can be no assurance that manufacturers for which we are a shared supplier will not sole source the products we supply. Once our product is designed into a vehicle model, we generally supply our component for the life of that model. There can be no assurance, however, that our customers will retain us for a full model term. In this regard, relationships with our customers are based on purchase orders rather than long-term formal supply agreements and customers can discontinue or materially reduce orders without warning or penalty. In addition, while new models tend to remain relatively stable for a few years, there can be no assurance that manufacturers will not change models more rapidly, or change the performance requirements of components used in those models, and use other suppliers for these new or revised models.

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

We remain dependent on our primary customer, Honda, for which we provide catalyst solutions. Our business with Honda has grown steadily in the last few years as we have expanded the sale of our catalyst solutions from two passenger vehicle models in 2011 to six models in 2013. In conjunction with our longstanding relationship with Honda, we entered into a joint research agreement with the motorcycle division of Honda regarding the development of ZPGM catalysts for motorcycles. The agreement was signed in 2010, extended in 2012 and expired in March 2014, although confidentiality provisions continue to survive. The agreement provides that technology within the scope of the agreement developed solely by one party is owned by that party, and that technology within the scope of the agreement that is jointly developed by both parties is jointly owned. The parties are in the process of assessing what technology, if any, developed during the term of the agreement is jointly owned. While we believe that core technology within the scope of the agreement was developed solely by us, there can be no assurance that our belief will not be challenged or invalidated. To the extent that Honda is a joint owner of critical technology developed under the agreement, Honda (including its automotive division) might not be required to pay us a license or royalty fee for use of the jointly owned technology; Honda may be able to manufacture its own catalysts based on the jointly owned technology; and Honda may be able to license the jointly owned technology to others without our consent. In addition, under the terms of the agreement, we may not be able to license jointly owned technology to others without Honda’s consent. Our inability to license jointly owned technology to others could adversely affect our technology licensing strategy. Further, as noted above, we do not have long-term supply agreements with Honda, and accordingly, Honda could terminate its relationship with us at any time for any reason. For additional information on another set of agreements that could affect our relationship with Honda, see “Item 1A. Risk Factors—We are not able to sell our current products in certain countries in Asia since products are based on technology which we sold to a third party” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

Revenues

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues
					Change
	2014		2013		$	%
	($ in thousands)
Heavy Duty Diesel Systems	$3,672	39.4%	$7,073	53.1%	$(3,401)	(48.1)%
Catalyst	6,186	66.4%	7,199	54.1%	(1,013)	(14.1)%
Intercompany revenues	(547)	(5.8)%	(963)	(7.2)%	416	43.2%
Total revenues	$9,311	100.0%	$13,309	100.0%	$(3,998)	(30.0)%

        The decrease in revenues for our Heavy Duty Diesel Systems division was due to a sharp downturn in retrofit demand coupled with DuraFit™ sales that have not yet begun to ramp.

        Excluding intercompany revenue, the $0.6 million decrease in revenues for our Catalyst division was due to a decrease in sales to our Japanese OEM customer as a result of lower volume.

        We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Gross profit

	Three Months Ended September 30,
		% of Revenues(1)		% of Revenues (1)	Percentage point change in gross profit margin
	2014		2013
	($ in thousands)
Heavy Duty Diesel Systems	$1,161	31.6%	$2,407	34.0%	(2.4)%
Catalyst	1,763	28.5%	1,741	24.2%	4.3%
Intercompany eliminations	(2)	─	34	─	─
Total gross profit	$2,922	31.4%	$4,182	31.4%	─

(1) Division calculation based on division revenues. Total based on total revenues.

        The decrease in gross margin for our Heavy Duty Diesel Systems division was a result of the aforementioned decrease in revenues, coupled with the impact of fixed costs.

        The increase in gross margin for our Catalyst division was due to a favorable product mix resulting from an expansion of models sold to our Japanese OEM, lower costs of certain chemicals, lower diesel substrate costs as well as a change from purchased to consigned for certain substrates used in product sold to our Heavy Duty Diesel Systems division.

Operating expenses

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Change

	2014		2013		$	%
	($ in thousands)
Selling, general and administrative	$2,689	28.9%	$2,876	21.6%	$(187)	(6.5)%
Research and development	1,828	19.6%	1,199	9.0%	629	52.5%
Severance and other charges	805	8.6%	─	─	805	─
Total operating expenses	$5,322	57.2%	$4,075	30.6%	$1,247	30.6%

       Selling, general and administrative expenses

        The decrease in selling, general and administrative expenses was primarily due to $0.3 million of employee related cost savings, partially offset by increased professional fees.

       Research and development expenses

        The increase in research and development was primarily due to development work and outside testing related to new products and employee related costs to support our technology initiatives.

        Severance and other charges

        The increase was due to $0.7 million in severance costs, including severance benefits for our former chief financial officer, and $0.1 million of lease exit costs.

Other (expense) income

	Three Months Ended September 30,
			Change
	2014	2013	$	%
	($ in thousands)
Interest expense	$(307)	$(382)	$75	19.6%
Other (expense) income, net	1,199	(703)	1,902	(270.6)%
Total other income (expense)	$892	$(1,085)	$1,977	182.2%

        The increase in total other income was primarily due to a $0.9 million change in warrant liability re-measurement adjustments primarily driven by a gain in the current period and a $0.9 million exchange gain attributable to changes in value of the Canadian dollar in relation to the U.S. dollar. Changes in the fair value of our warrant liability are primarily driven by changes in our stock price. Also, unconsolidated affiliate expenses declined due to the dissolution of a joint venture at the end of 2013.

Income Tax Expense

        As our effective tax rates are based on annualized expectations of income and losses, refer to the income tax expense discussion in the comparison of nine months ended September 30, 2014 to nine months ended September 30, 2013 for a more meaningful discussion.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

Revenues

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues
					Change
	2014		2013		$	%
	($ in thousands)
Heavy Duty Diesel Systems	$16,047	49.3%	$19,714	52.7%	$(3,667)	(18.6)%
Catalyst	18,286	56.2%	19,951	53.3%	(1,665)	(8.3)%
Intercompany revenues	(1,770)	(5.5)%	(2,246)	(6.0)%	476	21.2%
Total revenues	$32,563	100.0%	$37,419	100.0%	$(4,856)	(13.0)%

        The decrease in revenues for our Heavy Duty Diesel Systems division was due to a sharp downturn in retrofit demand coupled with DuraFit™ sales that have not yet begun to ramp. Also, European mining continues to decline.

        Excluding intercompany revenue, the $1.2 million decrease in revenues for our Catalyst division was due to a decrease in sales of primarily service parts to our non-Japanese OEM customers and a decrease in sales to our Japanese OEM customer as a result of lower volume.

        We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Gross profit

	Nine Months Ended September 30,
		% of Revenues (1)		% of Revenues (1)	Percentage point change in gross profit margin
	2014		2013
	($ in thousands)
Heavy Duty Diesel Systems	$5,496	34.2%	$6,092	30.9%	3.3%
Catalyst	5,003	27.4%	4,075	20.4%	7.0%
Intercompany eliminations	(12)	─	112	─	─
Total gross profit	$10,487	32.2%	$10,279	27.5%	4.7%

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

Operating expenses

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues
					Change
	2014		2013		$	%
	($ in thousands)
Selling, general and administrative	$9,197	28.2%	$9,917	26.5%	$(720)	(7.3)%
Research and development	4,596	14.1%	3,411	9.1%	1,185	34.7%
Severance and other charges	1,182	3.6%	62	0.2%	1,120	1806.5%
Total operating expenses	$14,975	46.0%	$13,390	35.8%	$1,585	11.8%

Selling, general and administrative expenses

        The decrease in selling, general and administrative expenses was primarily due to $0.6 million of savings due to employee related costs and a $0.3 million gain on the sale of a building at one of our foreign locations, partially offset by increased professional fees.

        Research and development expenses

        The increase in research and development was primarily due to development work and outside testing related to new products, employee related costs and consultant costs to support our technology initiatives.

       Severance and other charges

        The increase was primarily due to $0.8 million in severance costs, including severance benefits for our former chief financial officer, and $0.1 million of lease exit costs. During 2014, we settled a customer dispute for $0.1 million. Further, we reached a legal settlement of all claims in March 2014 related to an administrative complaint originally filed against us by a past chief financial officer in 2010 whereby we have paid a lump sum amount of cash and shares of our common stock which had already been partially accrued in 2013. We recorded an additional $0.1 million related to the increase in fair value of our common stock.

Other (expense) income

	Nine Months Ended September 30,
			Change
	2014	2013	$	%
	($ in thousands)
Interest expense	$(899)	$(1,054)	$155	14.7%
Other (expense) income, net	(914)	(542)	(372)	68.6%
Total other expense	$(1,813)	$(1,596)	$(217)	(13.6)%

        The increase in total other expense was primarily due to a $0.8 million change in warrant liability re-measurement adjustments primarily driven by a loss in the current period, partially offset by a decline in unconsolidated affiliate expenses due to the dissolution of a joint venture at the end of 2013. Changes in the fair value of our warrant liability are primarily driven by changes in our stock price. Also, we recorded an exchange gain attributable to changes in value of the Canadian dollar in relation to the U.S. dollar.

Income Tax Expense

        We incurred income tax expense of $0.2 million in the nine months ended September 30, 2014. The effective income tax rate was (2.5)% for the nine months ended September 30, 2014, compared to 1.0% for the nine months ended September 30, 2013. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and U.K. jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Discontinued Operations

        Discontinued operations consists of the results of the Reno Business and ongoing indemnification matters associated with our sale of the Applied Utility Systems, Inc. business, or AUS, in 2009. During the three months ended September 30, 2014, we recorded an additional $0.3 million accrual for the estimated liability to settle the ongoing matters associated with our sale of AUS, based on a recent offer that we made. See Notes 2, 13, 15 and 16 for additional information regarding discontinued operations.

Liquidity and Capital Resources

        Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of September 30, 2014, we had an accumulated deficit of approximately $188.3 million compared to $181.7 million at December 31, 2013. We have also had negative cash flows from operations from inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

        We had $4.9 million in cash at September 30, 2014 compared to $3.9 million at December 31, 2013. At September 30, 2014, $1.4 million of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom. We do not intend to repatriate any amount of this cash to the United States as it will be used to fund our subsidiaries’ operations. If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

        We have a $7.5 million secured demand financing facility with FGI backed by our receivables and inventory that terminates on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For details regarding the FGI facility, see “—Description of Indebtedness” below and Note 8, “Debt.” At September 30, 2014, we had $2.9 million in borrowings outstanding with $4.6 million available under our FGI credit facility, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

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

        On April 4, 2014, we completed a registered direct offering under the Shelf Registration in which we sold 2,030,000 shares of common stock and warrants to purchase 812,000 shares of common stock and received net proceeds of approximately $6.1 million after deducting placement agent fees and other offering expenses. For more information on our recent offerings, set Note 9.

        On October 20, 2014, we sold our Business for approximately $1.3 million in cash, subject to certain working capital adjustments to be reviewed during the 60 day period following the sale date. See Note 16 for additional information.

        On November 4, 2014, we entered into subscription agreements to sell 1,385,000 shares of common stock, Series A Warrants to purchase up to an aggregate of 388,393 shares of common stock, and Series B Warrants to purchase up to an aggregate of 168,571 shares of common stock. We expect to receive net proceeds of approximately $3.8 million after deducting placement agent fees and other estimated offering expenses. For more information on our recent offerings, see Notes 9 and 16.

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

        Based on our current cash levels, the net proceeds from our recent offerings and expected cash flows from operations, we believe we have sufficient working capital to fund operations through the end of this year and into next year. However, there can be no assurances that we will be able to achieve projected levels of revenue and maintain access to sufficient working capital. If cash from operations is not sufficient for our working capital needs, we may be forced to seek additional financing in the form of funding from outside sources. However, there is no assurance that we will be able to raise additional funds or reduce our discretionary spending to a level sufficient for our working capital needs.

        The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2014	2013	Change
			$	%
	($ in thousands)
Cash (used in) provided by:
Operating activities	$(7,244)	$(2,292)	$(4,952)	216.1%
Investing activities	$64	$(471)	$535	(113.6)%
Financing activities	$8,050	$689	$7,361	1068.4%

Cash used in operating activities

        Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters. The increase in cash used in operating activities was primarily due increased on-hand inventory resulting from a sharp downturn in retrofit demand coupled with DuraFit™ sales that have not yet begun to ramp, the settlement of certain litigation and increased tax obligations associated with a foreign location.

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

Description of Indebtedness

	September 30, 2014	December 31, 2013

	($ in thousands)
Line of credit with FGI	$2,937	$2,258
$1.5 million, 8% shareholder note due 2015	1,618	1,586
$3.0 million, 8% subordinated convertible shareholder notes due 2016	3,000	3,000
$3.0 million, 8% shareholder note due 2015	2,980	2,963
Total borrowings	$10,535	$9,807

        We have a $7.5 million secured demand facility with FGI backed by our receivables and inventory (as amended, the “FGI Facility”). The FGI Facility expires on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time.

        Under the FGI Facility, FGI can elect to purchase eligible accounts receivables from us and certain of our subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI Facility and certain other conditions. At September 30, 2014, the inventory sublimit was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI Facility. While the overall credit limit and inventory sublimit were not changed, in the third quarter of 2014, borrowing against Honda inventory has been limited to $0.2 million by FGI due to their concerns about customer concentration.

        The interest rate on advances or borrowings under the FGI Facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI Facility, and was 6.50% at September 30, 2014 and December 31, 2013.

        We were in compliance with the terms of the FGI Facility at September 30, 2014. However, there is no guarantee that we will be able to borrow the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

        For more information on our indebtedness, see Note 8.

Capital Expenditures

As of September 30, 2014, we had no commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of September 30, 2014, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our Asian investment, we had no material commitments other than the liabilities reflected in our unaudited condensed consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

        In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CLEAN DIESEL TECHNOLOGIES, INC. (Registrant)
Date: November 7, 2014	By:	/s/ Christopher J. Harris
Christopher J. Harris
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2014	By:	/s/ David E. Shea
David E. Shea
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

No.	Description

2.1

Asset Purchase Agreement, dated as of October 20, 2014, between Clean Diesel Technologies, Inc., ECS Holdings, Inc., Engine Control Systems Ltd., and SES USA Inc. (incorporated by reference to Exhibit 2.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on October 21, 2014).

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

4.2	Form of Investor Warrant issued on July 3, 2013 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on July 3, 2013).

4.3	Form of Investor Warrant issued on April 4, 2014 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on April 1, 2014).

4.4	Form of Investor Series A Warrant (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on November 4, 2014).

4.5	Form of Investor Series B Warrant (incorporated by reference to Exhibit 4.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on November 4, 2014).

10.1

Separation Agreement and Release, dated July 31, 2014, between Nikhil Mehta and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on July 31, 2014).

10.2

Agreement, dated October 15, 2014, between Engine Control Systems Ltd. and Faunus Group International, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on October 21, 2014.

10.3	Form of Subscription Agreement, dated November 4, 2014, between the Company and the investors in the offering. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on November 4, 2014).

10.4	Placement Agent Agreement, dated November 4, 2014, between the Company and Cowen and Company, LLC. (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on November 4, 2014).

31.1*	Certification of Christopher J. Harris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David E. Shea pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith