Form 10-K
period 2014-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2015-03-18
CIK 949428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or

         [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.:  001-33710

CLEAN DIESEL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware

State or other jurisdiction of incorporation or organization	06-1393453 (I.R.S. Employer Identification No.)

1621 Fiske Place

                     Oxnard, CA  93033

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (805) 639-9458

Securities registered pursuant to Section 12(b):

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

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

Large Accelerated filer ___            Accelerated filer ___               Non-accelerated filer ___               Smaller reporting company  X

                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No  X

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was $32,238,000. This calculation does not reflect a determination that persons are affiliates for any other purposes. The registrant does not have non-voting common stock outstanding.

As of March 5, 2015, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 14,152,772.

Documents incorporated by reference:

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the registrant’s fiscal year.

CLEAN DIESEL TECHNOLOGIES, INC.

Annual Report on Form 10-K
For the Year Ended December 31, 2014

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

EXPLANATORY NOTE

        The terms “CDTi” or the “Company” or “we,” “our” and “us” means Clean Diesel Technologies, Inc. and its consolidated subsidiaries as of the date of this Annual Report on Form 10-K. References to “Notes” are notes included in the consolidated financial statements included in this Annual Report on Form 10-K.

TRADEMARKS

        The Clean Diesel Technologies name with logo, CDT logo, CDTi name with logo, CSI®, CATALYTIC SOLUTIONS®, CSI logo, ARIS®, BARETRAP®, BMARS™, CATTRAP®, CDTI SPINEL™, COMBICLEAN®, COMBIFILTER®, DESIGNED TO FIT. BUILT TO LAST.™, DURAFIT™, DURAFIT OEM REPLACEMENT EMISSION TECHNOLOGIES™, MPC®, OPTIMAL SPINEL™, P2C™, PATFLUID®, PLATINUM PLUS®, PURIFIER and design, PURIFILTER®, PURIMUFFLER®, SPGM™, SPINEL™, SPINEL PHASE™,  THREE-WAY ZPGM™, TWO-WAY ZPGM™, ZPGM™, ZPGM TWC™, TERMINOX® and UNIKAT®, among others, are registered or unregistered trademarks of Clean Diesel (including its subsidiaries).

ii

PART I

ITEM 1.      BUSINESS

Company Overview

Our business is evolving from being a niche manufacturer of emissions control solutions for the automotive original equipment manufacturer (“OEM”), retrofit and aftermarket markets to becoming an advanced materials technology provider for these markets. Recently, we announced that testing was underway for our new Spinel™ technology, which is a family of proprietary materials incorporating various base metals that replace costly platinum group metals, or PGMs, and rare earth metals in coatings on vehicle catalytic converters. Once verified, we intend to commercialize our Spinel™ technology by supplying proprietary powders and/or licenses to other vehicle catalyst manufacturers as well as manufacturing catalysts for select customers in our existing facilities. We believe that this business model will allow us to achieve greater scale and higher return on our technology investment than in the past.

We currently commercialize our materials technology by manufacturing and distributing light duty vehicle catalysts and heavy duty diesel emissions control systems and products to major automakers, distributors, integrators and retrofitters. We have more than 14 years history of supplying catalysts to light duty vehicle OEMs and 35 years of experience in the heavy duty diesel systems market. We have a proven technical and manufacturing competence in the light duty vehicle catalyst market meeting auto makers’ stringent requirements for performance, quality and delivery. Our business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. Since inception, we have developed a substantial portfolio of patents and related proprietary rights and extensive technological know-how. For additional information regarding our organizational history and key milestones, refer to the “Company History” discussion below.

We organize our operations in two business divisions: Catalyst and Heavy Duty Diesel Systems.

Catalyst. Utilizing our advanced materials technology platform, we develop and produce catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of costly PGMs to operate efficiently. Using our proprietary mixed-phase catalyst, or MPC®, technology, we have developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no PGM content. We expect that our new Spinel™ technology will enable further advances in catalyst performance and further reductions in PGM usage. Our technical and manufacturing capabilities have been established to meet automakers’ most stringent requirements. Since 2001, we have supplied over eleven million parts to light duty vehicle OEM customers. Our Catalyst division is also a supplier of products for our Heavy Duty Diesel Systems division.

Heavy Duty Diesel Systems. We specialize in the design and manufacture of verified exhaust emissions control solutions, and we offer a full range of products for the verified retrofit and non-retrofit OEM and aftermarket markets through our distribution/dealer network and direct sales. We believe we offer one of the industry’s most comprehensive portfolios of emissions control systems for use in engine retrofit programs that have been evaluated and verified as compliant with applicable regulations by the United States, or U.S., Environmental Protection Agency, or EPA, and the California Air Resources Board, or CARB, as well as by regulators in several European countries. Recently, we launched our DuraFit™ OEM replacement diesel particulate filters, which leverage our proprietary catalyst technology within the medium and heavy duty vehicle parts replacement market, a new market segment for us. Sales of emissions control systems by our Heavy Duty Diesel Systems division are driven by the regulation of diesel emissions, particularly in the State of California.

Strategy

Our strategy is to transition from being a niche manufacturer of emissions control solutions for the automotive OEM, retrofit and aftermarket markets to becoming an advanced materials technology provider for these markets. In support of this strategy, we have filed a significant number of patents that underpin next-generation technology for our advanced low-PGM catalysts including synergized-PGM, or SPGM™, as well as zero-PGM, or ZPGM™, catalysts. We were recently awarded two significant patents for our new Spinel™ technology, a proprietary clean emissions exhaust platform aimed at improved catalytic performance, which we believe will dramatically reduce the cost of compliance with more stringent clean-air requirements. This is becoming increasingly relevant as new standards, such as the EPA’s Tier 3, become effective and drive expected increases in the compliance costs of using PGMs with conventional formulation technology.

We are currently conducting vehicle testing to validate our Spinel™ technology for specific introductory products for global OEMs, with a goal of accelerating broad commercialization of this technology. Once validated, we intend to make it available to OEMs and other catalytic coaters for potential use in proprietary powder form and/or through licensing. We foresee multiple paths to market this technology to complement our existing business model.

We plan to continue to maintain our current world-class manufacturing capability, and deploy it selectively where it adds value for our customers; to explore new joint ventures and partnerships; and to pursue new verticals. We intend to continue to evaluate and refine our strategic plan in order to seize opportunities as they arise.

Since 2013, we have filed nearly 100 patents pertaining to our advanced low-PGM and ZPGM™ catalysts. The development of our advanced low-PGM and ZPGM™ catalysts utilizing our Spinel™ technology and their commercialization is a strategic priority and will require investment in research, development, marketing and sales.

Emissions Control Industry Overview

        Regulatory standards have been adopted worldwide to control the exhaust emissions from on- and off-road engines. These emissions typically include nitrogen oxides, hydrocarbons, particulate matter, carbon monoxide and more recently greenhouse gases such as carbon dioxide. Emission regulations for mobile sources have tightened and expanded over the years due to an increased understanding of the impacts of these emissions on human health and the environment, which is highlighted by the following:

•       According to a March 2014 EPA report, over 149 million Americans today still experience unhealthy levels of air pollution which are linked to adverse health impacts such as hospital admissions, emergency room visits and premature mortality.

•       In a 2014 State of the Air report prepared by the American Lung Association, it was documented that air pollution hovers at unhealthy levels in almost every major city, placing lives at risk. The same report indicated that cleaner diesel engines helped cut year-round particle pollution in many areas.

•       According to a 2013 report published by the World Health Organization, exposure to particulate matter less than 2.5 micrometers in diameter (PM 2.5) reduces the life expectancy of each person in Europe by an average of 8.6 months.

Because standards put in place by the EPA, CARB, the European Union and other international regulators continue to become more restrictive, we view the market opportunities for our products as continually expanding, as our light duty vehicle catalyst products and heavy duty diesel emission control systems are designed specifically to deal with emissions from gasoline, diesel and a variety of alternative fuel powered engines.

Light Duty Vehicles

Key milestones in the evolution of light duty vehicle emissions control in the U.S. are summarized in the table below:

1970

Congress passed the Clean Air Act, which required a 90% reduction in emissions from new automobiles by 1975, and resulted in the introduction of the first generation two-way catalytic converter to remove carbon monoxide and hydrocarbon emissions.

1977	Congress amended the Clean Air Act in order to further reduce the limits for nitrogen oxide emissions which resulted in the introduction of the three-way catalytic converter in 1981.
1990	Amendments were made to the Clean Air Act to further reduce nitrogen oxide emission limits by another 40% beginning in 1994. These “Tier 1” standards also resulted in standards for certain trucks.
1998

The Clinton Administration, auto industry and Northeast States came to a voluntary agreement to implement the National Low Emissions Vehicles, or NLEV, which was fully implemented across the U.S. by 2001. Additionally, CARB adopted the Low Emission Vehicle II, or LEV II, program which was a predecessor to the EPA’s “Tier 2” standards set in 1999, which took effect in 2004.

2014

The EPA announced their finalized “Tier 3” standards, which are to be phased in between 2017 and 2025. These standards further reduce emissions from light duty vehicles by approximately 70% to 80% and are closely coordinated with the CARB LEV III standards. Of particular note, particulate matter standards are being further tightened to ensure that new advanced combustion strategies such as gasoline direct injection and diesel fueled vehicles do not pose additional new sources of pollution.

Europe implemented similar regulations as those noted above under Euro III (effective 2000), Euro IV (effective 2005), Euro V (effective 2009) and Euro VI (effective 2014). Further, in various Asian countries, similar regulations have been implemented or will be implemented over the coming years.

We currently supply our catalyst products featuring our proprietary MPC® technology to OEMs such as Honda, whose 2014 Plug-in Hybrid Accord was approved by CARB as the first gasoline-powered car to meet what is known as the Super Ultra Low Emission Vehicle 20 (SULEV20) standard, the most stringent standard in the nation.

Heavy Duty Diesel Engines

Key milestones in the evolution of heavy duty diesel engine emissions control in the U.S. are summarized in the table below:

1985	The EPA first mandated emission standards for diesel-fueled trucks and buses.
1991 - 2006

Emissions standards were largely met with advanced engine technologies. In approximately 375 engine certifications between 1994 and 2006, diesel oxidation catalysts were also used to help engines comply with particulate matter standards.

2007	The EPA and CARB standards further reduced particulate matter emissions limits for heavy duty engines by an additional 90% which led to the introduction of catalyzed diesel particulate filters.
2010

The California Truck and Bus Regulation mandated that all 1996 through 2006 diesel trucks in Class 7 (gross vehicle weight of 26,001-33,000 pounds) and Class 8 (gross vehicle weight greater than 33,000 pounds) be retrofitted with diesel particulate filters. Beyond California, several other states have subsequently adopted similar regulations. Also, nitrogen oxide emissions were reduced by an additional 83% which led to the introduction of selective catalytic reduction catalysts.

Off-road compression ignition emissions standards (non-road Tier 1) were first set in 1996 and consistently phased in and further tightened by off-road Tier 2 and Tier 3 emissions limits. Tier 4 emissions limits which have been phased in between 2011 and 2014 saw the first introduction of various exhaust emissions controls including diesel oxidation catalysts, diesel particulate filters and selective catalytic reduction catalysts. Given the global nature of the off-road diesel powered equipment market, common EPA and European Union standards have typically been enacted at comparable times.

Government Programs

Governments continue to issue increasingly stringent diesel emission control regulations and mandates. Increased compliance with these regulatory initiatives drives demand for our products and the timing of implementation for emission reduction projects. Funding mechanisms are evolving which involve government and private sector funding of emission control projects, including the following key programs:

•        National Clean Diesel Campaign. Established by the EPA, this program promotes diesel emission reduction strategies and oversees regulatory programs that address new diesel engines as well as other innovative programs to address the millions of diesel engines already in use. In the U.S., heavy duty diesel retrofits have been driven primarily by subsidy programs supported under the Diesel Emissions Reduction Act, or DERA, the American Recovery and Reconstruction Act, or ARRA, Proposition 1B in California, the U.S. Department of Transportation’s Congestion Mitigation and Air Quality Improvement program, or CMAQ, as well as various other state and local programs.

•        CMAQ Program. This program provides a flexible funding source to state and local governments for transportation projects and programs to help meet the requirements of the Clean Air Act. Over $2.2 billion in funding was authorized for 2013 and 2014 to reduce congestion and improve air quality for areas that do not meet the National Ambient Air Quality Standards (NAAQS) for ozone, carbon monoxide or particulate matter (nonattainment areas) and for former nonattainment areas that are now in compliance (maintenance areas).

•        International Programs. London implemented a stricter low emission zones, or LEZs, regulations, which went into effect in early 2012, resulted in the successful retrofit of an estimated 17,000 heavy duty diesel vehicles during 2011 and early 2012. We believe that our emission reduction systems were used to retrofit approximately 20% of those vehicles. Further, we believe that countries will likely follow Europe and the United States in passing more stringent regulations, funding retrofit programs, and establishing LEZs. For example, countries such as Chile, Columbia, Brazil, China and Israel are leading the way with urban bus retrofit programs. We estimate over 50,000 urban buses and trucks could be retrofitted by 2016 in major metropolitan areas within these countries with the potential for major follow-on LEZ programs and on-road mandates.

Emerging Replacement Market in North America

According to market analysis firm Power System Research, manufacturers in North America have produced an average 250,000 heavy duty on-road diesel vehicles equipped with a diesel particulate filter each year since 2007 to comply with EPA requirements. The typical OEM warranty on diesel particulate filters is five years and has expired for many of these vehicles with more continuing to expire in the coming years. As 2007 and newer diesel particulate filters from OEMs fail and require replacement, non-OEM diesel particulate filters will be needed as replacements. According to a 2012 industry report, the market for medium and heavy duty vehicle after-treatment maintenance and repair is projected to grow from $0.5 billion in 2010 to $3.0 billion by 2017. In the second quarter of 2014, we introduced the CDTi manufactured DuraFit™ OEM replacement diesel particulate filters through our channel of distributors to provide an alternative to OEM manufactured parts.  We expect to leverage our existing technology and know-how to cost effectively serve this emerging market.

Technology

        We have succeeded in developing a world-class technology portfolio to meet and exceed regulatory emission standards around the globe. In particular, our Spinel™, MPC® and Platinum Plus® fuel-borne catalyst technologies, as well as our diesel particulate filter and selective catalytic reduction system design and packaging know-how, are at the core of our business.

•       Spinel™.  Our Spinel™ technology is a unique clean emissions exhaust technology which we believe will dramatically reduce the cost of attaining more stringent clean air standards. Spinel was the name initially given to naturally-occurring magnesium aluminate (MgAI2O4) and is now used to describe any composition with the same structure. Our Spinel™ technology may employ numerous low-cost metals in the spinel structure enabling use in a wide range of engine and vehicle applications, both gasoline and diesel, as well as other potential vertical markets. Our unique Spinel™ technology utilizes various base metals, which when combined together in a common structure, achieve unusual and very effective catalytic conversion activity. Spinel™ technology is ideal for the coating of catalytic converters – an alternative to those utilizing costly PGMs and rare earth materials. The base metals we use are common and inexpensive compared to PGMs, such as platinum, palladium and rhodium, and rare earth metals, like cerium, lanthanum and neodymium. We believe Spinel™ technology will provide significant cost savings over conventional coating formulations. In addition, the Spinel™ technology structure is extremely versatile and stable. The versatility is critical for optimizing future generations of products to meet changing catalytic conversion needs for rapidly evolving engine technologies and increasingly stringent clean air standards. The stability is critical to provide superior catalytic performance over time and at extreme temperatures for lifetime durability. In addition to SPGM™ and ZPGM™ catalysts, we currently have oxygen storage material, or OSM, under development which synergizes PGM function and drives the critical vehicle on-board diagnostic system. Our newest family of advanced low-PGM and ZPGM™ oxide compounds based upon our Spinel™ technology is summarized below:

Spinel

O
A
B

Oxygen Storage Material "OSM"

- Zero rare earth metals
- Unique oxygen storage levels

Synergized Platinum Group Metal Catalyst "SPGM™"

- Zero rare earth metals
- Enables unique catalyst activity with low PGM

Zero Platinum Group Metal Catalyst "ZPGM™"

- Zero platinum group/rare earth metals
- High catalytic activity

To date, we have filed numerous patents on our Spinel™ technology and two were recently issued. While not yet available, we are well underway with testing Spinel™ technology on production models of popular passenger cars and heavy duty diesel vehicles at independent vehicle test facilities.

•       MPC®. We have developed and patented intellectual property rights to a novel technology for creating and manufacturing catalysts known as mixed phase catalysts (MPC®). This technology involves the self-assembly of a ceramic oxide matrix with catalytic metals precisely positioned within three-dimensional structures. The MPC® design gives our catalyst products two critical attributes that we believe differentiate them from competing offerings: superior stability that allows heat resistance and high performance with very low levels of precious metals; and base metal activation that allows base metals to be used instead of costly PGMs without compromising catalytic performance. The stability platform will continue to be important in the context of the new ZPGM™ materials. The design methodology of sintering resistance will continue to be a key focus as we integrate the new materials with full catalyst design strategies.

•       Platinum Plus®.  We have developed and patented our Platinum Plus® fuel-borne catalyst as a diesel fuel soluble additive, which contains minute amounts of organo-metallic platinum and cerium catalysts. Platinum Plus® enables rapid conversion of particulate matter from diesel engines when coupled with a diesel particulate filter. It also improves combustion, which acts to reduce engine-out emissions. Platinum Plus® fuel-borne catalyst lends itself to a wide range of enabling solutions including diesel particulate filtration, low emission biodiesel, carbon reduction and exhaust emission reduction. Environmentally conscious corporations and fleets can utilize this solution to voluntarily reduce emissions.

•       ARIS®. We have developed technology for selective catalytic reduction using urea, which is a highly effective method of reducing oxides of nitrogen. ARIS® technology forms a key part of the selective catalytic reduction system and is an advanced, computer-controlled, reagent injection system. Our ARIS® technology applies to single-fluid systems, methods of control and the combination of selective catalytic reduction with exhaust gas recirculation technology. It covers a concept for injecting urea into the engine exhaust where it reacts across a catalyst to reduce oxides of nitrogen and water vapor. ARIS® technology also provides reliable hydrocarbon (HC) injection into the exhaust stream for applications including lean NOx traps, reformer systems and diesel particulate filter active regeneration. Effective heat removal and reliable, trouble-free fuel injection for durable exhaust emissions systems performance is a paramount consideration for designing OEM and retrofit solutions. Our patented ARIS® for selective catalytic reduction reduces nitrogen oxide by up to 90%. We have numerous U.S. and corresponding international patents on the use of ARIS® technology.

•       Exhaust Gas Recirculation and Selective Catalytic Reduction. Exhaust Gas Recirculation, or EGR, and Selective Catalytic Reduction, or SCR, are technologies developed in the global transportation industry by manufacturers of diesel powered equipment in order to meet the standards of oxides of nitrogen emissions defined by the EPA and other global environmental regulation agencies. In 1997, we developed and patented the concept of combined use of EGR and SCR to minimize emissions and take advantage of the benefits each can bring in terms of oxides of nitrogen reduction. As legislation tightens across the globe, we believe EGR in combination with SCR is a key solution to meet strict oxides of nitrogen regulations. Previously seen as competing approaches, combined EGR/SCR allows users to meet strict oxides of nitrogen levels outlined by the U.S. 2010 and Euro 6/VI emission standards. The EGR system can be activated to reduce oxides of nitrogen when starting a cold engine. The SCR operates at a higher temperature when the catalyst is fully active and at low EGR rates. With both EGR and SCR in place, engines can be fine-tuned to optimize fuel efficiency and deliver greater emissions reduction. We have intellectual property holdings for the design and implementation of these combination systems and have licensed these patents to several industry providers.

        We protect our proprietary technologies, along with our other intellectual property, through the use of patents, trade secrets and registered and common law trademarks. For additional information, refer to the “Intellectual Property” discussion below.

Competitive Advantages

Through persistent technology development, we maintain a broad portfolio of emission control products ranging from catalysts to complete retrofit or OEM systems. We believe that our technologies and products represent a fundamentally different solution, and the following competitive strengths position us as a leading provider of emission control products and systems.

•       Superior Catalyst Performance. Our proprietary technology enables us to produce catalytic coatings capable of significantly better catalytic performance than those previously available. We have achieved this demonstrated performance advantage by creating catalysts using unique nanostructures with superior stability under prolonged exposure to high temperatures. As a result, in heavy duty diesel and automotive applications, our catalyst formulations are able to maintain high levels of performance over time using substantially lower– or zero–PGMs than products previously available.

•       Catalyst Cost Advantage – Addressing Global PGM Supply and Demand. Expensive PGMs, which include palladium, platinum and rhodium, and rare earth metals such as cerium, neodymium and lanthanum, are used in the manufacture of emission control catalysts, with palladium being the primary component used in catalysts serving the global light duty vehicle market. According to Johnson Matthey PLC’s “Platinum 2013 Interim Review”, in 2013, over 70% of all primary platinum and 80% of all primary rhodium produced originated in South Africa. Russia and South Africa combined supplied over 75% of palladium. We believe that the continued growth of these metals from the mines in South Africa and Russia will be critical in order to meet the increasingly stringent global emission control standards. According to the same report, it is estimated that more than $6 billion is spent annually by OEMs on PGM purchases for catalysts. The global auto industry is expected to produce over 100 million vehicles by 2018, according to IHS Automotive. These production levels are expected to result in a continued increase in PGM demand for the foreseeable future. In addition, continued tightening of emission standards by regulators globally will require increased loading of PGM in emission catalysts. For example, the landmark Tier 3 emission standards announced by the EPA in 2014 are expected to increase per-vehicle PGM requirements and volumes, which will contribute to higher demand for North America. The EPA expects the new standards will increase PGM loadings by 50% for palladium and 20% for rhodium. The need to reduce the dependence on the use of PGMs in vehicle emission control systems is one of our primary drivers for developing catalysts that use much less or zero PGM to achieve air quality standards, as the cost of PGMs has trended up over the past 15 years and has been subject to extreme volatility due to growing demand and limited supply.

In the automotive market in particular, where PGM costs represent a large portion of manufacturers’ costs, a significant benefit of our catalyst technology is that it offers performance equal to or exceeding that of other catalyst technologies with up to a 50% reduction in PGM loadings. Once verified, we expect that catalysts featuring our Spinel™ technology will further reduce or completely eliminate the need for PGM loadings.

•       Highly Customizable Catalyst Formulations. Our proprietary MPC® technology is a design approach, as opposed to a single chemical formulation. We have developed this technology since inception as a platform that can be tailored for a range of different industrial catalyst applications. Specifically, our formulations can be tailored in two distinct ways. First, the oxide compounds used in our formulations can be adapted for specific applications by adding to them, or doping them with, a wide range of chemical elements, a process known as tuning. This technical approach is accelerating with major new resource investments to establish a new family of advanced low-PGM and ZPGM™ oxide compounds based upon our Spinel™ technology. By contrast, our competitors typically tune their catalyst offerings by adjusting the PGM type and content. Second, we are able to vary the mixtures of our compounds to create customized solutions for specific applications. In the emissions control market, these two independent design mechanisms allow for customization and optimization for different vehicle platforms within the auto industry, complex heavy duty diesel equipment for OEMs, aftermarket and retrofit markets, and for different applications in the energy sector, such as selective catalytic reduction nitrogen oxide control for industrial and utility boilers, process heaters, gas turbines and generator sets. In addition, the material science underlying our MPC® and Spinel™ technologies could have applications where reduction in PGMs would provide cost advantages. These could include applications in the fuel cell, petrochemical and refinery, and thermoelectric industries.

•       Proven Durability.  Our products and systems have undergone substantial laboratory and field testing by our existing and prospective customers and have demonstrated their durability and reliability in a wide range of applications in actual use for many years. In addition, our products and systems have achieved numerous certifications and meet or exceed industry standards. Of particular note, our Catalyst division has supplied over eleven million catalyst parts to light duty vehicle customers since 2001.

•       Broad Portfolio of Verified Heavy Duty Diesel Systems.  We believe we offer one of the industry’s most comprehensive portfolios of system products that have been evaluated and verified (approved) by the EPA and CARB, as well as regulators in several European countries, for use in engine retrofit programs and in the aftermarket segment. Additionally, we have a thorough understanding of the verification process and the demonstrated ability to obtain broad verifications of products for use in the retrofit market.

•       Compatibility with Existing Manufacturing Infrastructure and Operating Specifications. Catalytic converters using our catalyst products are compatible with existing automotive manufacturing processes as well as specific vehicle operating specifications. Our customers generally do not need to change their manufacturing operations, processes, or how their products operate in order to utilize our proprietary technology. Our heavy duty diesel emission control products and solutions are engineered to each customer’s specific application and designed to deliver custom and industry-leading solutions that meet or exceed environmental mandates.

Products

        Catalyst Division

        Our Catalyst division currently produces catalyst formulations for gasoline, diesel and natural gas induced emissions that offer superior performance, proven durability and cost effectiveness for multiple markets and a wide range of applications. The Catalyst division products include catalysts for gasoline (light duty vehicle) engines, diesel engines and for energy applications, as further discussed below:

Gasoline Engines

We believe catalytic converters using our technology have superior catalytic performance, can cost substantially less as a result of significantly reduced PGM or zero-PGM loadings, have comparable or better durability and are physically and operationally compatible with all existing manufacturing processes and operating requirements. Our solution is based on industry-leading, patent-protected technology and a scalable manufacturing business model.

Diesel Engines

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

       Our unique advanced materials technology provides a number of potential vertical market opportunities for us that we are focused on pursuing. These opportunities arise from our ability to reduce the use of PGMs and even eliminate the PGM content. Other than the emission reduction market, we believe that the fuel cells market, petrochemicals catalyst market and the thermoelectric market may provide us the opportunity to use our advanced materials technology to develop and sell or license products.

In addition to the portfolio of products already developed from our proprietary MPC® technology platform, we have a pipeline of new products under development based upon our new Spinel™ technology platform. We are working on the next generation of our current product offerings and in growing the portfolio of advanced low-PGM and ZPGM™ products and verified technologies.

Heavy Duty Diesel Systems Division

        Our Heavy Duty Diesel Systems division offers a full range of products globally for OEM and verified retrofit markets for the reduction of exhaust emissions of on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. These division products include:

Diesel Particulate Filters

A diesel particulate filter is a device designed to remove diesel particulate matter, or soot, from the exhaust of diesel engines. Our systems can reduce particulate matter by up to 90% or more. We market both passively and actively regenerating diesel particulate filters under the Purifilter®, Combifilter®, Purifier™, Actifilter™ and Cattrap® brand names. To replace heavy duty OEM diesel particulate filters, we offer DuraFit™ heavy duty replacement diesel particulate filters.

Diesel Oxidation Catalysts

A diesel oxidation catalyst, or DOC, is a device that utilizes a chemical process in order to break down pollutants from diesel engines in the exhaust stream, turning them into less harmful components. When combined with our closed crankcase ventilation system, our AZ Purifier™ and AZ Purimuffler® DOCs can reduce particulate matter by up to 40%. Our line of DOC products also includes DZ and EZ Purifier™.

Closed Crankcase Ventilation Systems

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

Other Components

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

        A significant portion of Catalyst division sales to external customers in 2014 and 2013 were made to Honda. Sales to Honda represented 98% and 95% of Catalyst division revenues and 52% and 41% of consolidated revenues for the years ended December 31, 2014 and 2013, respectively. A significant loss in sales to Honda could have a material adverse effect on our business.

       We sell our heavy duty diesel system products to customers worldwide through a large network of dealers and distributors, as well as directly to OEM customers. The dealers and distributors receive a discount from list price or a commission, which varies depending on the product sold. Customers purchase heavy duty diesel system products to reduce emissions for either retrofit or OEM applications. Retrofit applications generally involve funded projects that use “approved systems” that are one-off in nature. Typical retrofit end-user customers include school districts, municipalities and other fleet operators, and the market for our heavy duty diesel systems products is heavily influenced by government funding of emissions control projects. OEM customers include manufacturers of heavy duty diesel equipment, such as mining equipment, vehicles, generator sets and construction equipment. Recently, we launched our DuraFit™ OEM replacement diesel particulate filters, which leverage our proprietary catalyst technology within the medium and heavy duty vehicle parts replacement market, a new market segment for us. We expect that showcasing DuraFit™ at industry tradeshows, advertising in industry publications and creating a website dedicated to DuraFit™ will allow us to quickly grow the distribution reach and market acceptance of this new product. Adoption and implementation of diesel emission control regulations drives demand for our products.

     Our total backlog of confirmed orders was approximately $6.6 million at December 31, 2014 and $6.3 million at December 31, 2013. We expect to fulfill the confirmed orders as of December 31, 2014 during 2015.

     We also have an investment in TC Catalyst, Inc. (“TCC”), an entity that manufactures and distributes catalysts in the Asia-Pacific territories including, among other countries, China, Japan and South Korea. In 2008 and 2009, we sold and transferred specific heavy duty catalyst and three-way catalyst technology and intellectual property for use in certain countries in Asia (the “Territory”) to our investment partner in TCC, Tanaka Holdings Co., Ltd. (formerly Tanaka Holdings K.K.), a Japanese company, which together with its subsidiary Tanaka Kikinzoku Kogyo K.K., is referred to herein as TKK, who agreed to provide certain of that intellectual property to TCC on a royalty-free basis. Recently, we further amended our agreements with TKK and TCC to, among other things, enable us to sell certain products and technology in the Territory pursuant to royalty arrangements. For additional information, refer to Note 15, “Equity Investments”.

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

•      Quality control that guarantees 100% compliance with specifications;

•      On-time delivery to support customer production requirements; and

•      Financial stability and global reach.

        We believe that our advanced low-PGM catalyst technology and our history of quality and service enable us to compete in some cases despite our lack of financial stability and size. Our strategy of transitioning to an advanced materials company is intended to enable broad commercialization of our technology without the need for a global manufacturing footprint.

       Heavy Duty Diesel Systems. Our Heavy Duty Diesel Systems division competes directly against other companies that market verified products. In North America, our key competitors with verified products include: Donaldson Company, Inc., ESW, Inc., Hug Filtersystems, Johnson Matthey plc and DCL International Inc. In Europe, we compete with a number of companies, including Dinex Exhausts Ltd, Eminox Ltd, Huss Group and HJS Emission Technology. Key competitive factors are:

•      Having a broad portfolio of verified products;

•      Performance track record with dealers, distributors and end-use customers; and

•      Ability to provide cost effective innovative solutions.

We believe that we are very competitive on all key criteria with other companies in this marketplace.

Research and Development.

          Our research and development in catalyst technology is our core strength and has resulted in a broad array of products for the light duty vehicle and heavy duty diesel markets. Our greatest strength in the catalyst business lies in the technical sophistication and cost-to-performance ratio of our products. Product development in our Heavy Duty Diesel Systems division has resulted in a broad family of verified products and systems. We credit our accomplishments to strong engineering capabilities, an experienced team, streamlined product development processes and solid experience in the verification and approval process. We seek to acquire competitive advantage through the use of customized catalysts for our emission control systems. We spent approximately $6.5 million and $4.7 million on research and development activities in the years ended December 31, 2014 and 2013, respectively.

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

In order to more broadly commercialize our technology in new business models, we have sought patent protection in relation to any new industries and new countries in which we expect to do business. We currently have approximately 170 issued patents and approximately 150 pending applications covering the following main technologies: fundamental catalyst formulations based on perovskite mixed metal oxides applicable to all catalyst markets, Spinel™ technology, Mixed Phase Catalyst (MPC®) technology, PGM-free catalyzed diesel particulate filter, selective catalytic reduction, diesel oxidation catalyst, ZPGM™ three-way catalyst formulations, ZPGM™ diesel oxidation catalyst, palladium three-way catalyst formulations, fuel-borne catalysts, optimization and stabilization of oxygen storage materials without rare earth materials, exhaust gas recirculation with selective catalytic reduction and exhaust systems for diesel engines incorporating particulate filters.  Currently, our patents have expiration dates ranging from 2015 through 2032.

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

        We currently have registered and unregistered trademarks for the Clean Diesel Technologies name with logo, CDT logo, CDTi name with logo, CSI®, CATALYTIC SOLUTIONS®, CSI logo, ARIS®, BARETRAP®, BMARS™, CATTRAP®, CDTI SPINEL™, COMBICLEAN®, COMBIFILTER®, DESIGNED TO FIT. BUILT TO LAST.™, DURAFIT™, DURAFIT OEM REPLACEMENT EMISSION TECHNOLOGIES™, MPC®, OPTIMAL SPINEL™, P2C™, PATFLUID®, PLATINUM PLUS®, PURIFIER and design, PURIFILTER®, PURIMUFFLER®, SPGM™, SPINEL™, SPINEL PHASE™,  THREE-WAY ZPGM™, TWO-WAY ZPGM™, ZPGM™, ZPGM TWC™, TERMINOX® and UNIKAT®.

Manufacturing Operations

        Our Catalyst division has developed an innovative and sophisticated manufacturing process for coating substrates using our MPC® catalytic coatings. The manufacturing process consists of mixing specially formulated catalytic coatings, applying the coatings to ceramic substrates, firing the coated substrates in a furnace, then repeating this process one or two more times. The process of mixing and applying the various types of coatings onto high cell density substrates is complex and requires sophisticated manufacturing technology. We have been manufacturing automotive catalysts since 1999. Our manufacturing lines are designed to provide a high level of quality control at every step of the unique manufacturing process. We manufacture our proprietary catalyst products in our manufacturing facility in Oxnard, California.

        Our Heavy Duty Diesel Systems division engineers our emissions control products to customer-specific applications. We believe that this approach reduces installation or assembly time and optimizes operating uptime. Our Heavy Duty Diesel Systems division works as the customer’s partner to deliver custom, industry-leading solutions that address each customer’s particular environmental mandates. Our heavy duty diesel systems are designed and manufactured in facilities located in Thornhill, Ontario and Malmö, Sweden.

        We maintain ISO 9001:2008, ISO/TS 16949:2009 and ISO 14001:2004 certifications.

       Our raw material requirements vary by division. Our Catalyst division purchases ceramic substrates that we coat with specialty formulated catalysts comprised of PGMs and various chemicals. PGMs are either provided on a consignment basis by the customers of the division or are purchased by us on behalf of the customer. Our Heavy Duty Diesel Systems division purchases filters, filters coated with catalysts and other materials to manufacture our emission systems. These raw materials are purchased from third party suppliers as well as internally from our Catalyst division. For the Catalyst division, the availability of raw materials is generally dictated by global market supply of key materials. Key materials such as rare earth metals and platinum group metals have at times had delivery constricted due to global supply constraints. The ceramic substrates that we buy are generally sourced by our automotive OEM customers and adequate supply is generally available. The filters for our Heavy Duty Diesel division can generally be purchased from more than one source, limiting our risk of supply, and coated filters, can be sourced from either our Catalyst division or outside suppliers, though changing suppliers for some catalysts may require regulatory approval. For further discussion of risk of supply, refer to “Item 1.A. Risk Factors— Failure of one or more key suppliers to timely deliver could prevent, delay or limit us from supplying products. Delays in delivery times for PGM purchases could also result in losses due to fluctuations in prices. Delays in the delivery times and the cost impact of the world-wide shortage of rare earth metals could delay us from supplying products and could result in lower profits.”

Regulations

       We are committed to complying with all federal, state and international environmental laws governing production, use, transport and disposal of substances and control of emissions. In addition to governing our manufacturing and other operations, these laws often impact the development of our emissions control products, including, but not limited to, required compliance with emissions standards applicable to new product diesel, gasoline and alternative fuel engines. These regulations include those developed in Japan, in the United States by the EPA and CARB and in the E.U. by the European Environment Agency, including standards from the Verification of Emission Reduction Technologies, or VERT, Association.

       Many of our products must receive regulatory approval prior to sale. In the United States, regulatory approval is obtained from the EPA or CARB through a verification process. The verification process includes a thorough review of the technology as well as tightly controlled testing to quantify statistically significant levels of emission reductions. For example, the EPA verification process begins with a verification application and a test plan. Once this is completed, the testing phase begins and is then followed by a data analysis to determine if the technology qualifies for verification. Once a technology is placed on the verified technologies list and 500 units are sold, the manufacturer is responsible for conducting in-use testing and reporting of results to the EPA. Similar product approval schemes exist in other countries around the world.

Company History

We are a Delaware corporation formed in 1994 as a wholly-owned subsidiary of Fuel Tech, Inc., a Delaware corporation (formerly known as Fuel-Tech N.V., a Netherlands Antilles limited liability company) (“Fuel Tech”), and were spun off by Fuel Tech in a rights offering in December 1995 on the NASDAQ Stock Market (Symbol CDTI). On October 15, 2010, we completed a business combination with Catalytic Solutions, Inc. (“CSI”), a California corporation formed in 1996, when our wholly-owned subsidiary, CDTI Merger Sub, Inc., merged with and into CSI. We refer to this transaction as the “Merger.” The Merger was accounted for as a reverse acquisition and, as a result, our Company’s (the legal acquirer) consolidated financial statements are now those of CSI (the accounting acquirer), with the assets, liabilities, revenues and expenses of CDTI being included effective from October 15, 2010, the closing date of the Merger. From November 22, 2006 through the closing date of the Merger, CSI’s common stock was listed on the AIM of the London Stock Exchange (AIM: CTS and CTSU).

Employees

        As of December 31, 2014, we had 113 full time employees and 4 part time employees. None of our employees is a party to a collective bargaining agreement. We also retain outside consultants and sales and marketing consultants and agents.

ITEM 1A.  RISK FACTORS

        We are subject to risks and uncertainties that may affect our future financial performance and our stock price. Some of the risks and uncertainties that may cause our financial performance to vary or that may materially or adversely affect our financial performance or stock price are discussed below. Any of these risks, as well as other risks and uncertainties not known to us or that we believe to be immaterial, could harm our financial condition, results of operations or cash flows. You should carefully consider the risks described below in addition to the cautionary statements and risk factors described elsewhere and the other information contained in this Annual report on Form 10-K and in our other filings with the SEC, including subsequent reports on Forms 10-K, 10-Q and 8-K, before deciding to purchase, hold, or sell our stock.

Risks Related to Our Financial Condition

We have incurred losses and have not experienced positive cash flows from operations in the past, and our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern in their reports on our financial statements for the periods ended December 31, 2014 and 2013. Our ability to achieve profitability and positive cash flows from operations, or finance negative cash flows from operations, could depend on reductions in our operating costs, which may not be achievable, or from increased sales, which may not occur.

We have suffered losses from operations since inception, and we had accumulated deficits of $191.1 million and $181.7 million as of December 31, 2014 and 2013, respectively. Additionally, we have historically operated with negative cash flows from operations. We had operating cash flow deficits of $9.9 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively. Although we may identify areas where economies can be effected, whether or not we will be successful in realizing these cost-savings, as well as when we are able to effect these economies and the overall restructuring costs we may incur cannot be known at this time. In addition, while we have identified revenue opportunities that if realized would positively affect our cash flows, there is no assurance that such opportunities will be realized. All of these will be important factors in determining whether we will have sufficient cash resources available to maintain our operations for any appreciable length of time or seek to implement our business strategies, including with respect to the development, patent protection and commercialization of advanced low- and zero-platinum group metal, or ZPGM™, technologies. In the event that we are unable to generate revenues or raise additional funds, we may be required to delay, reduce or severely curtail our operations or the implementation of our business strategies or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

We could require additional working capital to maintain our operations in the form of funding from outside sources which may be limited, difficult to obtain, or unavailable on acceptable terms or not available at all, or in the case of an offering of common stock or securities convertible into or exercisable for common stock, may result in dilution to our existing stockholders

We have historically relied on outside sources of funding in the form of debt or equity. Although we have a demand credit facility backed by our receivables and inventory, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if the lender chooses not to finance a portion of our receivables or inventory. Additionally, the lender may terminate the facility at any time. We were successful in raising net proceeds of $9.9 million through public offerings of shares during 2014 but there is no guarantee that should the need arise, we will be able to do so again.

Any required additional funding may be in the form of debt financing or a private or public offering of equity securities. We believe that debt financing would be difficult to obtain because of our limited assets and cash flows as well as current general economic conditions. Any additional offering of shares of our common stock or of securities exercisable for or convertible into shares of our common stock may result in further dilution to our existing stockholders. Our ability to consummate a financing will depend not only on our ability to achieve positive operating results, but also on conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available if needed, or on acceptable terms. In the event that we are unable to raise such funds, we may be required to delay, reduce or severely curtail our operations or the implementation of our business strategies or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

Future growth of our business depends, in part, on the general availability of funding for emissions control programs, as well as enforcement of existing emissions-related environmental regulations and further tightening of emission standards worldwide.

Future growth of our business depends in part on the general availability of funding for emissions control programs, which can be affected for economic as well as political reasons. For example, in light of the recent budget crisis in California, funding was not available for a state-funded emissions control project for off-road diesel equipment, and thus, its start date was pushed back. Additionally, funding for the EPA’s Diesel Emissions Reductions Act, or DERA, for 2014 has been substantially reduced from historic levels, and future funding remains uncertain as budget discussions continue to be debated in the U.S. Congress. Funding under the U.S. Congestion Mitigation and Air Quality program, or CMAQ, can be used by states for a variety of emission reduction programs including purchase of new vehicles, building high occupancy travel lanes (car-pool lanes) and retrofit programs. To the extent that these funds are not used for retrofit programs, it limits our sales opportunities. Funding for these types of emissions control projects drives demand for our products. If such funding is not available, it can negatively affect our future growth prospects. In addition to funding, we also expect that our future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide. If such standards do not continue to become stricter or are loosened or are not enforced by governmental authorities due to commercial and business pressure or otherwise, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

We are pursuing revenue generating opportunities relating to special government mandated retrofit programs such as those in California and potentially others in various jurisdictions in North America, Europe and Asia. Opportunities such as these require cash investment in operating expenses and working capital such as inventory and receivables prior to realizing profits and cash from sales. If we are not successful in accessing cash resources to make these investments, we may miss out on these opportunities. Further, if we are not successful in generating sufficient sales from these opportunities, we will not realize the benefits of the investments in inventory, which would have an adverse effect on our business, financial condition and results of operations.

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

Any failure to maintain internal controls could adversely affect our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. If we do not file our financial statements on a timely basis as required by the SEC and The NASDAQ Capital Market, we could face negative consequences from those authorities. In either case, there could be a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. We can give no assurance that material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, in the future our controls and procedures may no longer be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. Responding to inquiries from the SEC or The NASDAQ Capital Market, regardless of the outcome, are likely to consume a significant amount of our management resources and cause us to incur significant legal and accounting expense. Further, many companies that have restated their historical financial statements have experienced a decline in stock price and related stockholder lawsuits.

The Merger adversely affects our ability to take advantage of the significant U.S. federal tax loss carryforwards and tax credits accumulated.

In connection with the Merger, we performed a study to evaluate the status of net operating loss carryforwards. Because the Merger caused an “ownership change” (as defined for U.S. federal income tax purposes), our ability to use our net operating losses and credits in future tax years has been significantly limited. In addition, due to the “ownership change,” our federal research and development credits have also been limited and, consequently, we do not anticipate being able to use any of these credits that existed as of the date of the Merger in future tax years. Our limited ability to use these net operating losses and tax credits as a result of the Merger or otherwise, including as a result of equity offerings subsequent to the Merger, could have an adverse effect on our results of operations.

Foreign currency fluctuations could impact financial performance.

Because of our activities in the United Kingdom, Europe, Canada and Asia, we are exposed to fluctuations in foreign currency rates. We may manage the risk to such exposure by entering into foreign currency futures and option contracts of which there were none in 2014 or 2013. Foreign currency fluctuations may have a significant effect on our operations in the future.

Risks Related to Our Business

Historically, we have been dependent on a few major customers, particularly Honda, for a significant portion of our revenue and our revenue would decline if we are unable to maintain those relationships, if customers reduce their orders for our products, or if we are unable to secure new customers. In addition, we have an expired agreement with Honda that may limit our rights to commercialize certain technology within the scope of that agreement and adversely affect our technology licensing strategy.

      Historically, we have derived a significant portion of our revenue from a limited number of customers. For example, sales to Honda represented 98% and 95% of Catalyst division revenues and 52% and 41% of consolidated revenues for the years ended December 31, 2014 and 2013, respectively. While we continually seek to broaden our customer base, it is likely that for the foreseeable future we will remain dependent on Honda to represent a substantial portion of our revenue. Manufacturers typically seek to have two or more sources of critical components; however, there can be no assurance that manufacturers for which we are a shared supplier will not sole source the products we supply. Once our product is designed into a vehicle model, we generally supply our component for the life of that model. There can be no assurance, however, that our customers will retain us for a full model term. In this regard, relationships with our customers are based on purchase orders rather than long-term formal supply agreements and customers can discontinue or materially reduce orders without warning or penalty. In addition, while new models tend to remain relatively stable for a few years, there can be no assurance that manufacturers will not change models more rapidly, or change the performance requirements of components used in those models, and use other suppliers for these new or revised models. Demand for our products is tied directly to demand for vehicles. Accordingly, factors that affect the truck and automobile markets have a direct effect on our business, including factors outside of our control, such as vehicle sales slowdowns due to economic concerns, or as a result of natural disasters, including earthquakes and/or tsunamis. The loss of one or more of our significant customers, or reduced demand from one or more of our significant customers, particularly Honda, would have an adverse effect on our revenue, and could affect our ability to become profitable or continue our business operations.

In conjunction with our longstanding relationship with Honda, we entered into a joint research agreement with the motorcycle division of Honda regarding the development of ZPGM™ catalysts for motorcycles. The agreement was signed in 2010, extended in 2012 and expired in March 2014, although confidentiality provisions continue to survive. The agreement provides that technology within the scope of the agreement developed solely by one party is owned by that party, and that technology within the scope of the agreement that is jointly developed by both parties is jointly owned. The parties are in the process of assessing what technology, if any, developed during the term of the agreement is jointly owned. While we believe that core technology within the scope of the agreement was developed solely by us, there can be no assurance that our belief will not be challenged or invalidated. To the extent that Honda is a joint owner of critical technology developed under the agreement, Honda (including its automotive division) might not be required to pay us a license or royalty fee for use of the jointly owned technology; Honda may be able to manufacture its own catalysts based on the jointly owned technology; and Honda may be able to license the jointly owned technology to others without our consent. In addition, under the terms of the agreement, we may not be able to license jointly owned technology to others without Honda’s consent. Our inability to license jointly owned technology to others could adversely affect our technology licensing strategy. Further, as noted above, we do not have long-term supply agreements with Honda, and accordingly, Honda could terminate its relationship with us at any time for any reason.

We cannot assure you that we will be successful in our transition into an advanced materials supplier or that those efforts will have the intended effect of increasing profitability.

We are taking action to transform CDTi from a niche manufacturing company that makes emission control products, to an advanced materials company that develops proprietary technology and more broadly commercializes it through other major players in the key value chains, such as global OEMs and coaters in the case of automotive catalysts. In addition, we plan to continue to manufacture certain products for select OEMs to demonstrate the value of the technology, to remain on the cutting edge in formulation and manufacturing know-how and to drive next-generation developments in our enabling technology. We also plan to pursue attractive specialized markets like heavy-duty replacement parts, where we leverage our catalyst materials technology and our track history in heavy-duty diesel. We believe that by emphasizing business models centered on making our technology and proprietary materials broadly available to global players in the value chain, we will expand the commercial reach of our technology and accelerate its deployment while maintaining a limited manufacturing footprint.

However, we cannot assure you that these efforts will be successful and, if they are, that they will have the intended effect of increasing profitability.

We may not be able to successfully implement these strategies for a number of reasons, including, but not limited to:

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

▪    Develop products that meet or exceed the qualification standards of OEMs and partners and provide greater value than alternatives;

▪     Persuade other catalyst manufacturers to incorporate our technology in their products;

▪    Find suitable third parties with whom to enter into licensing or partnering arrangements or invest in our business; and

▪    Compete successfully or enter new markets.

In this regard, we have not developed any licensing arrangements or new OEM customers in recent years, and have terminated our joint venture with Pirelli. Moreover, we believe some of these initiatives to be relatively uncommon in our industry, and, as a result, are unfamiliar to us. The success of our business assumes we will be able to execute these strategies and increase our profitability as a result. This assumption is unproven, and, if incorrect, we may be unable to generate sufficient revenues to sustain our business, implement or business strategies, or to obtain profitability.

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

We may not be able to successfully market new products that are developed or obtain verification or approval of our new products.

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

PGMs and rare earth metals price fluctuations could impact financial performance.

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

The patents protecting our proprietary technologies expire after a period of time. Currently, our patents have expiration dates ranging from 2015 through 2032. Although we have attempted to incorporate technology from our core patents into specific patented product applications, product designs and packaging, there can be no assurance that this building block approach will be successful in protecting our proprietary technology and products. If we are not successful in protecting our proprietary technology, it could have a material adverse effect on our business, financial condition and results of operations. Questions have arisen regarding our exclusive ownership and control of certain technologies, including by our principal customer, Honda, and a former employee, who claims ownership in a patent relating to ZPGM™. In addition, we have sold technology for exclusive use in Asia to another party. For additional information, refer to “—Historically, we have been dependent on a few major customers, particularly Honda…" above and "—We are subject to restrictions and must pay a royalty a royalty on certain sales of our products and technology in specified countries in Asia.” below. Past or future weaknesses in control of our intellectual property could render our current strategies unachievable, require that we change our strategies which could prove unsuccessful, result in litigation over ownership issues including the costs thereof and potential adverse findings, require that we pay to license back technology that we developed or co-developed, or otherwise material adversely affect us, our business and our financial performance.

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

From time to time, we may choose to or be required to license technology or intellectual property from third parties in connection with the development of our products. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have an adverse impact on our results of operations. The inability to obtain a necessary third-party license required for our product offerings or to develop new products and product enhancements could require us to substitute technology of lower quality or performance standards, or of greater cost, either of which could adversely affect our business. If we are not able to obtain licenses from third parties, if necessary, then we may also be subject to litigation to defend against infringement claims from these third parties. Our competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage. If we are unable to obtain or maintain any third-party license required to develop new products and product enhancements, on favorable terms, our results of operations may be harmed.

If third parties claim that our products infringe upon their intellectual property rights, we may be forced to expend significant financial resources and management time litigating such claims and our operating results could suffer.

       Third parties may claim that our products and systems infringe upon their patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult, notably because patent applications are generally not published until up to 18 months after their filing dates. If a competitor were to challenge our patents, or assert that our products or processes infringe their patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive product modifications, pay substantial damages or even be forced to cease some operations. Third-party infringement claims, regardless of their outcome, would not only drain financial resources but also divert the time and effort of management and could result in customers or potential customers limiting or deferring their purchase or use of the affected products or services until resolution of the litigation.

We are subject to restrictions and must pay a royalty on certain sales of our products and technology in specified countries in Asia.

In February 2008, we established a joint venture in Japan called TC Catalyst, Inc., or TCC, with Tanaka Holdings Co., Ltd. (formerly Tanaka Holdings K.K.), a Japanese company, which, together with its subsidiary Tanaka Kikinzoku Kogyo K.K., is referred to herein as TKK. Initially, we and TKK each owned 50% of TCC, but since formation we have sold most of our stake in the venture to TKK and now own 5%. In connection with these transactions, we also sold to TKK certain proprietary technology for sale, licensing or use in various countries in Asia, which we refer to as the Territory. In general, the technology covers our catalyst formulations (including platinum and zero platinum) developed for heavy duty commercial vehicles and other applications through 2013, and for non-commercial light vehicles through 2012. In addition, TKK has a right to cause us to license heavy duty commercial technology to TKK or TCC in exchange for a royalty if TKK or TCC desire to sell related products or services outside the Territory to subsidiaries of OEM customers located within the Territory. We have also agreed not to compete in the Territory with TKK or TCC in connection with heavy duty commercial vehicles and applications and light duty vehicles.

 Subsequent to these arrangements, we discovered that an exception allowing us to continue to supply catalysts in Japan to our largest customer, Honda, had been omitted in an amendment to the original transaction documents with TKK. We have shipped approximately $5.6 million of catalysts covered by the agreements since such amendment through December 31, 2014. In this regard, we have made a good faith payment of $0.3 million to TKK with respect to such prior shipments.

In addition, on March 13, 2015, we further amended our agreements with TKK and TCC to, among other things, enable us to sell in the Territory (i) coated substrates or certain catalytic materials utilizing the technology we sold to TKK for a 4% royalty to TKK; (ii) coated substrates and certain catalytic materials utilizing solely new technology developed by us after we sold TKK the prior technology, as well as licenses of such technology related to catalysts for heavy-duty commercial vehicles and applications and light duty vehicles, for a 3% royalty to TKK; (iii) products used in vehicles without a royalty, provided that the ultimate user of the vehicle which contains the product purchases the vehicle outside the Territory; (iv) limited quantities of coated substrates or certain catalytic materials sold for the purpose of customer testing, evaluation and approval without a royalty; and (v) limited quantities of coated substrates sold during an extended period of time after mass production ends for a specified vehicle model year program without a royalty.

Pursuant to the terms of the amendment, once an aggregate amount of approximately $16.6 million in royalties has been paid by us to TKK, we may commercialize any technology without a royalty, including inside the Territory.

Consequently, if we or third parties desire to sell our products or otherwise commercialize certain of our technology in the Territory, we currently would have to pay a royalty to TKK in order to do so, which could adversely affect our ability to expand. In addition, although we believe that the amendment to the parties’ agreements will generally enable us to pursue our business strategies in the Territory and that, based on discussions with TKK, our non-binding, good faith payment relieves us from further obligations to TKK with respect to past shipments of catalysts covered by the agreements, there can be no assurance that TKK will not assert claims and pursue available remedies, any of which could have an adverse effect on our business.

Failure of one or more key suppliers to timely deliver could prevent, delay or limit us from supplying products. Delays in delivery times for PGM purchases could also result in losses due to fluctuations in prices. Delays in the delivery times and the cost impact of the world-wide shortage of rare earth metals could delay us from supplying products and could result in lower profits.

Due to customer demands and specifications, we are required to source critical materials and components such as ceramic substrates from single suppliers. In 2014, our three largest suppliers accounted for over 50% of our raw material purchases and in 2013, our three largest suppliers accounted for over 40% of our raw material purchases. Failure of one or more of the key suppliers to deliver timely could prevent, delay or limit us from supplying products because we would be required to qualify an alternative supplier. For certain products and customers, we are required to purchase PGM materials. As commodities, PGM materials are subject to daily price fluctuations and significant volatility, based on global market conditions. Historically, the cost of PGMs used in the manufacturing process has been passed through to the customer. This limits the economic risk of changes in market prices to PGM metal usage in excess of nominal amounts allowed by the customer. However, going forward there can be no assurance that we will continue to be successful in passing PGM price risk onto our current and future customers to minimize the risk of financial loss. Additionally, PGM material is accounted for as inventory and therefore subject to lower of cost or market adjustments on a regular basis. A drop in market prices relative to the purchase price of PGMs could result in a write-down of inventory. Due to the high value of PGM materials, special measures have been taken to secure and insure the inventory. There is a risk that these measures may be inadequate and expose us to financial loss. We utilize rare earth metals in the production of some of our catalysts. Due to a reduction in export from China of these materials, there has been a world-wide shortage, leading to a lack of supply and higher prices. We risk delays in shipment due to this constrained supply and potentially lower margins if we are unable to pass the increased costs on to our customers.

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

Any liability for environmental harm or damages resulting from technical faults or failures of our products could be substantial and could adversely affect our business and results of operations.

Customers rely upon our products to meet governmental emissions control standards. Failure of our products to meet such standards could expose us to claims from customers. Our products are also integrated into goods manufactured by our consumers, and therefore, a malfunction or the inadequate design of our products could subject us and our customers to product liability claims. Any liability for environmental harm or damages resulting from technical faults or failures could be substantial and could adversely affect our business and results of operations. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products, which would materially impact our financial condition and operating results.

We have entered into contractual agreements in connection with the sale of certain of our assets, which may expose us to liability for claims for indemnification under such agreements.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions provide that we agree to hold the indemnified party harmless against losses arising from a breach of the contract terms. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement.

Risks Related to Our Industry

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

We believe that, due to the constant focus on the environment and clean air standards throughout the world, requirements in the future to adhere to new and more stringent regulations are possible as governmental agencies seek to improve standards required for certification of products intended to promote clean air. In the event our products fail to meet these ever-changing standards, some or all of our products may become obsolete.

We face competition and technological advances by competitors.

There is significant competition among companies that provide solutions for pollutant emissions from internal combustion engines. Several companies market products that compete directly with our products. Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services, including products that are verified by the EPA, the CARB or other environmental authorities. We face direct competition from companies with greater financial, technological, manufacturing and personnel resources. Newly developed products could be more effective and cost-efficient than our current or future products. We also face indirect competition from vehicles using alternative fuels, such as methanol, hydrogen, ethanol and electricity.

New standards, lower environmental limits or stricter regulation for health reasons of platinum or cerium metals could be adopted and affect use of our products.

New standards or environmental limits on the use of platinum or cerium metals by a governmental agency could adversely affect our ability to use our Platinum Plus® fuel-borne catalyst in some applications. Government or regulatory bodies in countries where we sell our Platinum Plus® fuel-borne catalyst could adopt limits or regulations with regards to platinum and cerium metals that could impact our ability to sell Platinum Plus® and related fuel borne catalysts.

Risks Related to Our Common Stock

The price of our common stock may be adversely affected by the sale by us or our shareholders of a significant number of new common shares.

The sale, or availability for sale, of substantial amounts of our common stock could adversely affect the market price of our common stock and could impair our ability to raise additional working capital through the sale of equity securities. For example, on April 4, 2014, we issued 2,030,000 shares of our common stock and warrants to purchase 812,000 shares of our common stock in a registered direct offering under our shelf registration statement. Also, on November 4, 2014, we entered into subscription agreements to issue 1,385,000 shares of our common stock, series A warrants to purchase up to 388,393 shares of common stock and series B warrants to purchase up to 168,571 shares of common stock under our shelf registration statement. Resale of shares, including shares received upon exercise of warrants, that we may issue from time to time by the holders thereof could contribute to downward pressure on the trading price of our stock.

To provide us with additional flexibility to access capital markets for general corporate purposes, we filed a shelf registration statement which was declared effective by the SEC on May 21, 2012. The shelf registration statement permits us to sell, from time to time, up to an aggregate $50.0 million of various securities, including common stock, preferred stock, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing or any combination of such securities. To the extent that we raise additional capital by issuing equity securities under our shelf registration statement, our stockholders may experience dilution. Any dilution or potential dilution may cause our stockholders to sell their shares, which could contribute to a downward movement in the trading price of our stock.

The risk of dilution, perceived or actual, may contribute to downward pressure on the trading price of our stock.

We have outstanding warrants and stock options to purchase shares of our common stock, and additional shares or warrants or options to acquire shares of our common stock may be issued in the future. The exercise of these securities will result in the issuance of additional shares of our common stock. We may also issue additional shares of our common stock or securities exercisable for or convertible into shares of our common stock, whether in the public market or in a private placement to fund our operations, or as compensation. These issuances, particularly where the exercise price or purchase price is less than the current trading price for our common stock, could be viewed as dilutive to the holders of our common stock. The risk of dilution, perceived or actual, may cause existing stockholders to sell their shares of stock, which could contribute to a decrease in the price of shares of our common stock. In that regard, downward pressure on the trading price of our common stock may also cause investors to engage in short sales, which could further contribute to downward pressure on the trading price of our stock.

There has been and may continue to be significant volatility in the volume and price of our common stock on the NASDAQ Capital Market and an investment in our stock could suffer a decline in value.

CDTI’s common stock began trading on the NASDAQ Capital Market effective October 3, 2007. In the period immediately following the Merger and the reverse stock split, we experienced significantly higher trading volume than typical for our Company. Unusual trading volume in our shares has continued to occur from time to time. For example, the trading volume in our common stock exceeded thirty-five million shares on October 30, 2014, whereas the average trading volume for the three weeks prior to that date was 86,200 shares per day. The market price of our common stock also has been and may continue to be highly volatile. During the last two weeks of October 2010 following the Merger and the reverse stock split, the price for a share of our common stock ranged from as low as $1.50 per share to as high as $44.38 per share. On March 2, 2015, the closing price for a share of our common stock was $2.01 per share. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operations results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market volume and price of our stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our Catalyst division uses approximately 52,000 square feet of space in Oxnard, California under three separate lease agreements, one that is month-to-month, one that expires on December 31, 2016 and one that expires on April 30, 2018. Our Oxnard facilities include our corporate headquarters, contain a warehouse that is used for shipping and receiving, and are also used for manufacturing and research and development. Our Catalyst division also leases approximately 800 square feet of space in Tokyo, Japan under a lease agreement that expires on June 14, 2016, which is used for sales and marketing purposes.

        Our Heavy Duty Diesel Systems division uses approximately 51,000 square feet of space in Ontario, Canada under a lease agreement that expires on December 31, 2018 for administrative, research and development, manufacturing, sales and marketing functions; approximately 4,300 square feet of space in Malmö, Sweden for administrative, research and development and European sales and marketing; and an office in a shared office suite complex in Whyteleafe, Surrey, United Kingdom (outside London) for administrative and sales and marketing which we lease on a month-to-month basis.

         We do not anticipate the need to acquire additional space in the near future and consider our current capacity to be sufficient for current operations and projected growth. As such, we do not expect that our rental costs will increase substantially from the amounts historically paid in 2014.

ITEM 3.    LEGAL PROCEEDINGS

          Refer to Note 16, “Commitments and Contingencies”.

ITEM 4.    MINE SAFETY DISCLOSURES

            Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on The NASDAQ Capital Market under the symbol “CDTI”. For a 20-trading day period immediately following the Merger and the one-for-six reverse stock split, both of which took effect October 15, 2010, it temporarily traded under the symbol “CDTID” in accordance with NASDAQ’s rules.

        The following table sets forth the high and low prices of our common stock on The NASDAQ Capital Market for each of the periods listed. Prices indicated below with respect to our share price include inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	NASDAQ Capital Market
	High	Low
2013
1st Quarter	$3.05	$2.10
2nd Quarter	$2.27	$1.15
3rd Quarter	$2.08	$1.10
4th Quarter	$1.86	$1.31
2014
1st Quarter	$7.39	$1.51
2nd Quarter	$3.48	$2.25
3rd Quarter	$2.81	$1.65
4th Quarter	$3.97	$1.41

Holders

         At March 5, 2015, there were 202 holders of record of our common stock, which excludes stockholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Dividends

        No dividends have been paid on our common stock and we do not anticipate paying dividends in the foreseeable future.

Issuances of Unregistered Securities

        On November 11, 2014, we issued warrants to purchase up to 80,000 shares of our common stock to Kanis S.A., one of our principal lenders and shareholders, at an exercise price per share of $1.75 for a five year period.  The warrants were issued in connection with a letter agreement we entered into with Kanis S.A. as consideration for Kanis S.A. agreeing to amend the terms of outstanding loans made to us. The warrants issued to Kanis S.A. were issued to a non-U.S. person (as defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which the Company relied on the exemptions from the registration requirements provided for in Regulation S of the Securities Act of 1933, as amended. The issuance of the warrants to Kanis S.A was made without any underwriting discounts or commissions.

Securities Authorized for Issuance Under Equity Compensation Plans

Refer to Part III “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 6.    SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, see “Cautionary Statement Concerning Forward-Looking Statements”. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, as a result of many important factors, including those set forth in Part I – Item 1A “Risk Factors”.

        References to “Notes” are notes included in the consolidated financial statements included in this Annual Report on Form 10-K.

Overview

Our business is evolving from being a niche manufacturer of emissions control solutions for the automotive original equipment manufacturer (“OEM”), and aftermarket markets to becoming an advanced materials technology provider for these markets. Recently, we announced that testing was underway for our new Spinel™ technology, which is a family of proprietary materials incorporating various base metals that replace costly platinum group metals, or PGMs, and rare earth metals in coatings on vehicle catalytic converters. Once verified, we intend to commercialize our Spinel™ technology by supplying proprietary powders and/or licenses to other vehicle catalyst manufacturers as well as manufacturing catalysts for select customers in our existing facilities. We believe that this business model will allow us to achieve greater scale and higher return on our technology investment than in the past.

We currently commercialize our materials technology by manufacturing and distributing light duty vehicle catalysts and heavy duty diesel emissions control systems and products to major automakers, distributors, integrators and retrofitters. We have more than 14 years history of supplying catalysts to light duty vehicle OEMs and 35 years of experience in the heavy duty diesel systems market. We have a proven technical and manufacturing competence in the light duty vehicle catalyst market meeting auto makers’ stringent requirements for performance, quality and delivery. Our business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. Since inception, we have developed a substantial portfolio of patents and related proprietary rights and extensive technological know-how.

We organize our operations in two business divisions: Catalyst and Heavy Duty Diesel Systems.

        Catalyst: Utilizing our advanced materials technology platform, we develop and produce catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of costly PGMs to operate efficiently. Using our proprietary mixed-phase catalyst, or MPC®, technology, we have developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no PGM content. We expect that our new Spinel™ technology will enable further advances in catalyst performance and further reductions in PGM usage. Our technical and manufacturing capabilities have been established to meet automakers’ most stringent requirements. Since 2001, we have supplied over eleven million parts to light duty vehicle OEM customers. Our Catalyst division is also a supplier of products for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for approximately 53% and 44% of the total consolidated revenues for the years ended December 31, 2014 and 2013, respectively.

       Heavy Duty Diesel Systems: We specialize in the design and manufacture of verified exhaust emissions control solutions, and we offer a full range of products for the verified retrofit and non-retrofit OEM and aftermarket markets through our distribution/dealer network and direct sales. We believe we offer one of the industry’s most comprehensive portfolios of emissions control systems for use in engine retrofit programs that have been evaluated and verified as compliant with applicable regulations by the United States, or U.S., Environmental Protection Agency, or EPA, and the California Air Resources Board, or CARB, as well as by regulators in several European countries. Recently, we launched our DuraFit™ OEM replacement diesel particulate filters, which leverage our proprietary catalyst technology within the medium and heavy duty vehicle parts replacement market, a new market segment for us. Sales of emissions control systems by our Heavy Duty Diesel Systems division are driven by the regulation of diesel emissions, particularly in the State of California. Revenues from our Heavy Duty Diesel Systems division accounted for approximately 47% and 56% of the total consolidated revenues for the years ended December 31, 2014 and 2013, respectively.

Strategy

Our strategy is to transition from being a niche manufacturer of emissions control solutions for the automotive OEM, retrofit and aftermarket markets to becoming an advanced materials technology provider for these markets. In support of this strategy, we have filed a significant number of patents that underpin next-generation technology for our advanced low-PGM catalysts including synergized-PGM, or SPGM™, as well as zero-PGM, or ZPGM™, catalysts. We were recently awarded two significant patents for our new Spinel™ technology, a proprietary clean emissions exhaust platform aimed at improved catalytic performance, which we believe will dramatically reduce the cost of compliance with more stringent clean-air requirements. This is becoming increasingly relevant as new standards, such as the EPA’s Tier 3, become effective and drive expected increases in the compliance costs of using PGMs with conventional formulation technology.

We are currently conducting vehicle testing to validate our Spinel™ technology for specific introductory products for global OEMs, with a goal of accelerating broad commercialization of this technology. Once validated, we intend to make it available to OEMs and other catalytic coaters for potential use in proprietary powder form and/or through licensing. We foresee multiple paths to market this technology to complement our existing business model.

We plan to continue to maintain our current world-class manufacturing capability, and deploy it selectively where it adds value for our customers; to explore new joint ventures and partnerships; and to pursue new verticals. We intend to continue to evaluate and refine our strategic plan in order to seize opportunities as they arise.

Since 2013, we have filed nearly 100 patents pertaining to our advanced low-PGM and ZPGM™ catalysts. The development of our advanced low-PGM and ZPGM™ catalysts utilizing our Spinel™ technology and their commercialization is a strategic priority and will require investment in research, development, marketing and sales.

Recent Developments

     2014 Equity Offerings

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

On November 4, 2014, we completed a registered direct offering in which we sold 1,385,000 shares of common stock, warrants to purchase up to an aggregate of 388,393 shares of common stock with an exercise price of $3.25 per share (the “Series A Warrants”), for a combined purchase price of $2.80 per share and 0.28 of one Series A Warrant, and other warrants to purchase up to an aggregate of 168,571 shares of common stock with an exercise price of $0.01 per share (the “Series B Warrants”) for a purchase price of $2.79 per Series B Warrant. We received net proceeds of $3.8 million after deducting placement agent fees and other offering expenses.

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

Sale of Standard Exhaust and Specialty Parts Business

On October 20, 2014, we completed the sale of our Reno, Nevada-based custom fabricated exhaust parts and accessories business, or the Reno Business, for $1.3 million in cash. Historically, the Reno Business was included in our Heavy Duty Diesel Systems division, and we have now classified it as held for sale and the operations have been reported as discontinued operations. The sale of this non-core business increases our ability to fund key investments to broaden our growing intellectual property portfolio and to bring to market new products. The net assets held for sale of the Reno Business were eliminated from our balance sheet as of the sale date, and we recognized a gain of $0.2 million.

All discussions and amounts in Management's Discussion and Analysis for all periods presented relate to continuing operations only, unless otherwise noted.

Letter Agreement to Amend Shareholder Notes Payable

On November 11, 2014, we and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed to amend the terms of the outstanding loans made to us, such that (i) the maturity dates of all outstanding loans were extended to October 1, 2016; and (ii) the early redemption feature applicable to one of the outstanding loans was removed. For additional information, refer to Note 9, “Debt”.

Expanding Commercialization Opportunities in the Asia Territory (the “Territory”)

On March 13, 2015, we amended our existing agreements with Tanaka Holdings Kabushiki Kaisha, a Japanese company, which together with its subsidiary Tanaka Kikinzoku Kogyo Kabushiki Kaisha is referred to herein as TKK, and TC Catalyst, Inc., or TCC, a joint venture formed by us and TKK, to, among other things, enable us to sell in the Territory (i) coated substrates or certain catalytic materials utilizing the technology we sold to TKK for a 4% royalty to TKK; (ii) coated substrates and certain catalytic materials utilizing solely new technology developed by us after we sold TKK the prior technology, as well as licenses of such technology related to catalysts for heavy-duty commercial vehicles and applications and light duty vehicles, for a 3% royalty to TKK; (iii) products used in vehicles without a royalty, provided that the ultimate user of the vehicle which contains the product purchases the vehicle outside the Territory; (iv) limited quantities of coated substrates or certain catalytic materials sold for the purpose of customer testing, evaluation and approval without a royalty; (v) limited quantities of coated substrates sold during an extended period of time after mass production ends for a specified vehicle model year program without a royalty; and (vi) once an aggregate amount of approximately $16.6 million in royalties has been paid by us to TKK, any technology (or otherwise commercialize such technology) without a royalty. For additional information, refer to Note 15, “Equity Investments” and “Item 1.A. Risk Factors—We are subject to restrictions and must pay a royalty on certain sales of our products and technology in specified countries in Asia.”

Sources of Revenues and Expenses

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

        Our cost of revenues consists primarily of direct costs for the manufacture of emission control systems and products, including cost of raw materials, costs of leasing and operating manufacturing facilities and wages and benefits paid to personnel involved in production, manufacturing, quality control, testing and supply chain management. In addition, cost of revenues include normal scrap and shrinkage associated with the manufacturing process and expenses from write-downs of obsolete and slow moving inventory. We include the direct material costs and factory labor as well as factory overhead expense in cost of revenues. Indirect factory expense includes the costs of freight (inbound and outbound for direct material and finished goods), purchasing and receiving, inspection, testing, warehousing, utilities and deprecation of facilities and equipment utilized in the production and distribution of products.

        Our selling, general and administrative expenses, or SG&A, includes the salary and benefits for sales, marketing and administrative staff as well as samples provided at no-cost to customers, marketing materials, travel, legal, accounting and other professional fees, corporate expenses, regulatory fees and bad debt. Also included is any depreciation related to assets utilized in the SG&A functions, as well as amortization of acquired intangible assets.

         Our research and development expenses, or R&D, consists of costs associated with research related to new product development and product enhancement expenditures. R&D also includes costs associated with vehicle testing of our catalysts on engines and vehicles in independent testing facilities, getting our heavy duty diesel systems verified and approved for sale by the EPA, the CARB and other regulatory authorities. R&D includes the salary and benefits for the research and development staff as well as travel, research materials, testing and legal expense related to patenting intellectual property. Also included is any depreciation related to assets utilized in the development of new products.

        Other income (expense) primarily reflects interest expense, including amortization of debt discounts and premiums and amortization of debt issuance costs, our portion of loss or income from unconsolidated affiliates and changes in the fair value of our liability-classified warrants. It also includes loss on foreign exchange and interest income.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ materially. For additional information relating to these and other accounting policies, refer to Note 2, “Significant Accounting Policies”.

        We believe the following accounting policies and estimates are most critical to the understanding of our consolidated financial statements.

Revenue Recognition.  We generally recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the related receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. When terms of sale include subjective customer acceptance criteria, we defer revenue until the acceptance criteria are met. Concurrent with the shipment of the product, we accrue estimated product return reserves. Critical judgments include the determination of whether or not customer acceptance criteria are perfunctory or inconsequential. The determination of whether or not the customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of the revenue that we recognize.

Allowance for Doubtful Accounts.  The allowance for doubtful accounts involves estimates based on our judgment, review of individual receivables and analysis of historical bad debts. We monitor collections and payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We also assess current economic trends that might impact the level of credit losses in the future. If the financial condition of our customers were to deteriorate, resulting in difficulties in their ability to make payments as they become due, additional allowances could be required, which would have a negative effect on our results of operations and working capital.

 Inventory Valuation.  Inventory is stated at the lower of cost or market. Cost is determined on the first-in, first-out method. We write-down inventory for slow-moving and obsolete inventory based on assessments of future demands, market conditions and customers who are expected to reduce purchasing requirements as a result of experiencing financial difficulties. Such assessments require us to exercise significant judgment. If these factors were to become less favorable than those projected, additional inventory write-downs could be required, which would have a negative effect on our results of operations and working capital.

Product Warranty Reserves.  We provide warranties on certain of our Heavy Diesel Division products for varying periods. Generally, the warranty periods range from one to five years and may also contain mileage limitations. We provide for the estimated cost of product warranties in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to our expected repair or replacement costs. The adequacy of the provision is assessed at each quarter end. Should actual performance rates or repair costs differ from estimates, revision to the estimated warranty liability would be required, which would have a negative effect on our results of operations and working capital.

Accounting for Income Taxes.  Our income tax expense is dependent on the profitability of our various international subsidiaries including Canada, Sweden and the United Kingdom (“U.K.”). These subsidiaries are subject to income taxation based on local tax laws in their respective countries. Our U.S. operations have continually incurred losses since inception.

        Our annual tax expense is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefit in income tax expense. We review our tax positions quarterly and adjust the balances as new information becomes available. If these factors were to become less favorable than those projected, or if there are changes in the tax laws in the jurisdictions in which we operate, there could be an increase in tax expense and a resulting negative effect on our results of operations and working capital.

        Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry-forwards. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates. To provide insight, we use our historical experience and our short- and long-range business forecasts. We believe it is more likely than not that a portion of the deferred income tax assets may expire unused and have established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, primarily related to foreign tax jurisdictions, we believe it is more likely than not that the deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if our estimates of taxable income in certain jurisdictions are significantly reduced or available tax planning strategies are no longer viable.

Goodwill.      We test goodwill for impairment at the reporting unit level at least annually, as of October 31, using a two-step process, and more frequently upon the occurrence of certain triggering events. Our Engine Control Systems reporting unit, which is within our Heavy Duty Diesel Systems reporting segment, has goodwill subject to impairment testing, which totalled $5.2 million and $5.6 million at December 31, 2014 and 2013, respectively. Goodwill impairment testing requires us to estimate the fair value of the reporting unit. The estimate of fair value is based on internally developed assumptions approximating those that a market participant would use in valuing the reporting unit. We derived the estimated fair value of the Engine Control Systems reporting unit at October 31, 2014 from a blending of market and income approach models. We utilized a weighting of 25% and 75% between the market and income approaches, respectively. Significant assumptions used in deriving the fair value of the reporting unit under the income approach included: annual revenue growth over the next five years ranging from 8% to 43%, long-term revenue growth of 3% and a discount rate of 25%. Significant assumptions used in deriving the fair value of the reporting unit under the market approach included: average multiples of 0.9 times on revenue and 5.7 times on EBITDA. The discount rate of 25.0% was developed based on a weighted cost of capital (“WACC”) analysis. Within the WACC analysis, the cost of equity assumption was developed using the Capital Asset Pricing Model (“CAPM”). The inputs in both the CAPM and the cost of debt assumption utilized in the WACC were developed for our Engine Control Systems business reporting unit using data from comparable companies. The revenue growth rates used are higher than our historical growth patterns and consider future growth potential identified by management, however, there is no assurance such growth will be achieved. In addition, we considered the overall fair value of our reporting units as compared to our market capitalization. Because the estimated fair value of the reporting unit substantially exceeded its carrying value, we determined that no goodwill impairment existed as of October 31, 2014. However, it is reasonably possible that future results may differ from the estimates made during 2014 and future impairment tests may result in a different conclusion for the goodwill of our Engine Controls Systems reporting unit. In addition, the use of different estimates or assumptions by management could lead to different results. Our estimate of fair value of the reporting unit is sensitive to certain factors, including but not limited to the following: movements in our share price, changes in discount rates and our cost of capital, growth of the reporting unit’s revenue, cost structure of the reporting unit, successful completion of research and development, capital expenditures, customer acceptance of new products, competition, general economic conditions and approval of the reporting unit’s product by regulatory agencies.

Impairment of Long-Lived Assets Other Than Goodwill.  We evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If an impairment does exist, we measure the impairment loss and record it based on discounted estimated future cash flows. In estimating future cash flows, we group assets at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Considerable judgment is necessary to estimate the fair value of the assets and, accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows. These estimates and judgments are based upon, among other things, certain assumptions about expected future operating performance and growth rates and other factors, actual results of which may vary significantly.

        In 2014, we considered whether any events or changes in circumstance indicated that the carrying amount of our long-lived assets may not be recoverable and concluded that no such triggering event had occurred during 2014 that would lead us to believe that the assets were impaired. Therefore, no further testing was performed. To the extent additional events or changes in circumstances occur, we may conclude that a non-cash impairment charge is required, which would have an adverse effect on our financial condition and results of operations.

Warrant Derivative Liability.  In light of the terms of certain of our outstanding warrants, we have determined that we are required to carry them at fair value until exercised or expired, and record changes in their fair value in our results of operations in each reporting period. At December 31, 2014, we had a liability of $1.5 million related to liability-classified warrants. For the year ended December 31, 2014, we recorded a non-cash loss of $0.5 million to other income (expense), net in our consolidated statement of comprehensive loss to reflect the change in fair value of these liability-classified warrants. The determination of fair value requires us to use of judgment. For common stock warrants with market conditions, we use the Monte Carlo pricing model to determine fair value. For other common stock warrants, we use the Black-Scholes option-valuation model, which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the contractual terms of the warrants. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the non-cash gain or loss recognized for changes in the valuation of the warrant derivative liability.

Recently Issued Accounting Guidance

Refer to the “Recently Issued Accounting Guidance” discussion in Note 2, “Significant Accounting Policies”.

Factors Affecting Future Results

Technology Strategy

Our strategy is to transition from being a niche manufacturer of emissions control solutions for the automotive OEM, retrofit and aftermarket markets to becoming an advanced materials technology provider for these markets. In support of this strategy, we have filed a significant number of patents that underpin next-generation technology for our advanced low-PGM catalysts including synergized-PGM, or SPGM™, as well as ZPGM™ catalysts. It is our intention to invest in developing and commercializing these catalyst technologies. As a consequence, we anticipate that we will continue to expand our intellectual property portfolio with additional patents in 2015 and beyond. In addition, we will invest in other development and marketing activities, including hiring of personnel and incurring outside testing and consulting expenses in support of our technology strategy that could result in higher operating expenses. As the development of our intellectual property portfolio has recently begun to ramp, we cannot be certain of the timing of future technology commercialization and customer acceptance, if at all.

  Spinel™

We were recently awarded two significant patents for our new Spinel™ technology, a proprietary clean emissions exhaust platform aimed at improved catalytic performance, which we believe will dramatically reduce the cost of compliance with more stringent clean-air requirements. Additionally, we have filed numerous other patents associated with this new technology. We are currently conducting vehicle testing to validate our Spinel™ technology into specific introductory products for global OEMs, with a goal of accelerating broad commercialization of this technology. Once validated, we intend to make it available to OEMs and other catalytic coaters for potential use in proprietary powder form and/or through licensing. As validation of this technology is in-process, the results of testing and ability to commercialize it, if successful, will affect future results of operations.

DuraFit™

        In the second quarter of 2014, we introduced the CDTi manufactured DuraFit™ OEM replacement diesel particulate filters through our channel of distributors to provide an alternative to OEM manufactured parts. According to market analysis firm Power System Research, manufacturers in North America have produced an average of 250,000 heavy duty on-road diesel vehicles equipped with diesel particulate filters each year since 2007 to comply with EPA requirements. The typical OEM warranty on diesel particulate filters is 5 years and has expired for many of these vehicles with more continuing to expire in the coming years. As 2007 and newer diesel particulate filters from OEMs fail and require replacement, non-OEM diesel particulate filters will be needed as replacements. According to a 2012 industry report, the market for medium and heavy duty vehicle after-treatment maintenance and repair is projected to grow from $0.3 billion in 2010 to $3.0 billion by 2017. As expected, sales from this activity were modest in 2014, with increased sales expected in 2015 and beyond.

Customer Dependency

Historically, we have derived a significant portion of our revenue from a limited number of customers. For example, sales to Honda represented 98% and 95% of Catalyst division revenues and 52% and 41% of consolidated revenues for the years ended December 31, 2014 and 2013, respectively. While we continually seek to broaden our customer base, it is likely that for the foreseeable future we will remain dependent on Honda to supply a substantial portion of our revenue. Manufacturers typically seek to have two or more sources of critical components. However, there can be no assurance that manufacturers for which we are a shared supplier will not sole source the products we supply. Once our product is designed into a vehicle model, we generally supply our component for the life of that model. There can be no assurance, however, that our customers will retain us for a full model term. In this regard, relationships with our customers are based on purchase orders rather than long-term formal supply agreements and customers can discontinue or materially reduce orders without warning or penalty. In addition, while new models tend to remain relatively stable for a few years, there can be no assurance that manufacturers will not change models more rapidly, or change the performance requirements of components used in those models, and use other suppliers for these new or revised models.

Our business with Honda has grown steadily in the last few years as we have expanded the sale of our catalyst solutions from four passenger vehicle models in 2012 to eight models in 2014. In conjunction with our longstanding relationship with Honda, we entered into a joint research agreement with the motorcycle division of Honda regarding the development of ZPGM™ catalysts for motorcycles. The agreement was signed in 2010, extended in 2012 and expired in March 2014, although confidentiality provisions continue to survive. The agreement provides that technology within the scope of the agreement developed solely by one party is owned by that party, and that technology within the scope of the agreement that is jointly developed by both parties is jointly owned. The parties are in the process of assessing what technology, if any, developed during the term of the agreement is jointly owned. While we believe that core technology within the scope of the agreement was developed solely by us, there can be no assurance that our belief will not be challenged or invalidated. To the extent that Honda is a joint owner of critical technology developed under the agreement, Honda (including its automotive division) might not be required to pay us a license or royalty fee for use of the jointly owned technology; Honda may be able to manufacture its own catalysts based on the jointly owned technology; and Honda may be able to license the jointly owned technology to others without our consent. In addition, under the terms of the agreement, we may not be able to license jointly owned technology to others without Honda’s consent. Our inability to license jointly owned technology to others could adversely affect our technology licensing strategy. Further, as noted above, we do not have long-term supply agreements with Honda, and accordingly, Honda could terminate its relationship with us at any time for any reason.

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

Macroeconomic Factors Impacting the Automotive Industry

Since the customers of our Catalyst division are primarily OEM auto makers, this division is generally affected by macroeconomic factors impacting the automotive industry. Demand for our products is tied directly to the demand for vehicles. Accordingly, factors that affect the truck and automobile markets have a direct effect on our business, including factors outside of our control, such as vehicle sales slowdowns due to economic concerns, or as a result of natural disasters, including earthquakes and/or tsunamis.

        In addition, our business, operations, results of operation and financial condition may be affected by other factors, including those discussed in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K, and our other filings with the SEC.

Results of Operations

        The tables in the discussion that follow are based upon the way we analyze our business. For additional information regarding our reportable segments, refer to Note 17, “Segment Reporting”.

Revenues

	Year Ended December 31,
		% of Total Revenues		% of Total Revenues
					Change
	2014		2013		$	%
	($ in thousands)
Heavy Duty Diesel Systems	$19,577	47%	$29,131	56%	$(9,554)	(33)%
Catalyst	23,772	58%	25,823	50%	(2,051)	(8)%
Intercompany revenues (1)	(2,118)	(5)%	(3,153)	(6)%	1,035	33%
Total revenues	$41,231	100%	$51,801	100%	$(10,570)	(20)%

(1) We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

The decrease in revenues for our Heavy Duty Diesel Systems division was due to a sharper than expected downturn in demand for retrofits in North America coupled with DuraFit™ sales that have not yet begun to ramp. Also, European mining continues to decline.

     Excluding intercompany revenue, the $1.0 million decrease in revenues for our Catalyst division was primarily due to a decrease in sales of service parts.

Gross Profit

	Year Ended December 31,
		% of Revenues (1)		% of Revenues (1)
					Percentage point change in gross profit margin
	2014		2013
	($ in thousands)
Heavy Duty Diesel Systems	$6,713	34%	$9,382	32%	2%
Catalyst	5,879	25%	5,411	21%	4%
Intercompany eliminations (1)	(139)	-	168	-	-
Total gross profit	$12,453	30%	$14,961	29%	1%

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

Operating Expenses

	Year Ended December 31,
		% of Total Revenue		% of Total Revenue
					Change
	2014		2013		$	%
	($ in thousands)
SG & A	$12,374	30%	$13,339	26%	$(965)	(7)%
R & D	6,538	16%	4,726	9%	1,812	38%
Severance and other charges	1,166	3%	1,239	2%	(73)	(6)%
Total operating expenses	$20,078	49%	$19,304	37%	$774	4%

SG&A

The decrease in selling, general and administrative expenses was primarily due to $1.0 million of savings due to employee related costs and a $0.3 million gain on the sale of a building at one of our foreign locations, partially offset by a $0.3 million payment to a joint venture partner related to discussions concerning conducting business in the Asia territory and increased professional fees. For additional information regarding SG&A cost savings, refer to the “Severance and Other Charges” discussion below. For additional information regarding the payment to a joint venture partner, refer to Note 15, “Equity Investments”.

R&D

The increase in research and development was primarily due to development work and outside testing related to new products, employee related costs, patent filings and consultant costs to support our technology initiatives.

Severance and Other Charges

During the year ended December 31, 2013, we incurred severance costs related to our North American, European and Asian locations, including severance benefits covering a one year period for our former chief executive officer, pursuant to a separation and release agreement. We also incurred lease termination costs related to the exit of a lease in North America and asset impairment expense related to the exit of this facility as well as to the exit of a leased facility in the U.K. Also included in severance and other charges was $0.6 million related to a legal settlement, dated March 13, 2014, with a former chief financial officer and legal expenses incurred related to the matter. This settlement included a lump sum amount of $0.4 million and 75,000 shares of our common stock.

       During the year ended December 31, 2014, we incurred severance costs related to our North American and U.K. locations, including severance benefits covering a one year period for our former chief financial officer, pursuant to a separation and release agreement. The Company incurred additional lease exit costs related to the exit of leases in North America. Also included in severance and other charges was an additional $0.1 million related to the increase in fair value of our common stock associated with the aforementioned legal settlement, dated March 13, 2014, and $0.1 million related to the settlement of a customer dispute.

Other Expense, Net

	Year Ended December 31,
	2014	2013	Change
			$	%
	($ in thousands)
Interest expense	$(1,176)	$(1,404)	$(228)	(16)%
Other expense, net	(174)	(756)	(582)	(77)%
Total other expense	$(1,350)	$(2,160)	$(810)	(38)%

        The decrease in interest expense was due to lower average balances outstanding under the Faunus Group International, Inc. (“FGI”) facility. For additional information regarding the FGI facility, refer to the “Description of Indebtedness” discussion below.

        The decrease in other expense, net was primarily attributable to completing the dissolution of a joint venture with Pirelli during 2014 and favorable exchange gains primarily due to changes in the value of the Canadian dollar in relation to the U.S. dollar. Partially offsetting these decreases were additional losses from the change in fair value of our liability-classified warrants and additional offering costs attributable to the fair value of warrants issued.

Income taxes

        We incurred income tax expense of $0.1 million and $0.3 million during the years ended December 31, 2014 and 2013, respectively. Our effective income tax rate was (2)% for the year ended December 31, 2014, compared to (5)% for the year ended December 31, 2013. The differences between our effective tax rate and the U.S. statutory tax rate was primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and U.K. jurisdictions, as well as Swedish and Canadian foreign tax rate differentials.

Liquidity and Capital Resources

        Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of December 31, 2014, we had an accumulated deficit of approximately $191.1 million compared to $181.7 million at December 31, 2013. We have also had negative cash flows from operations from inception through the year ended December 31, 2014. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

        At December 31, 2014 and 2013, $1.4 million and $1.6 million, respectively, of our cash was held by foreign subsidiaries in Canada, Sweden and the U.K. We do not intend to repatriate any amount of this cash to the United States as it will be used to fund our subsidiaries’ continued operations. If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

        We have a $7.5 million secured demand financing facility with FGI backed by our receivables and inventory that terminates on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For additional information regarding the FGI facility, refer to the “Description of Indebtedness” discussion below. At December 31, 2014, we had $2.8 million in borrowings outstanding with $4.7 million available under our FGI credit facility, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

        On May 15, 2012, we filed a shelf registration statement on Form S-3 with the SEC (the "Shelf Registration"), which permits us to sell, from time to time, up to an aggregate of $50.0 million of various securities. However, we may not sell our securities in a primary offering pursuant the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of our public float in any 12-month period, unless our public float rises to $75.0 million or more. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

On July 3, 2013, we completed a public offering under the Shelf Registration in which we sold 1,730,000 shares of common stock and warrants to purchase up to 865,000 shares of common stock and received net proceeds of $1.7 million after deducting discounts and commissions to the underwriter and offering expenses. During the year ended December 31, 2014, these warrant holders exercised an aggregate of 800,000 of warrants for gross proceeds of $1.0 million. Also, in July 2013, we also sold 54,347 shares of common stock to one of our directors in a private placement, pursuant to an agreement dated June 28, 2013, and received proceeds of $0.1 million. For additional information, refer to Note 10, “Stockholders’ Equity” and Note 11, “Warrants”.

        On April 4, 2014, we completed a registered direct offering under the Shelf Registration in which we sold 2,030,000 shares of common stock and warrants to purchase 812,000 shares of common stock and received net proceeds of $6.1 million after deducting placement agent fees and other offering expenses. For additional information, refer to Note 10, “Stockholders’ Equity” and Note 11, “Warrants”.

        On October 20, 2014, we sold our Reno Business for $1.3 million in cash. For additional information, refer to Note 2, “Significant Accounting Policies”, Note 9, “Debt” and Note 18, “Discontinued Operations”.

        On November 4, 2014, we completed a registered direct offering under the Shelf Registration in which we sold 1,385,000 shares of common stock, Series A Warrants to purchase up to an aggregate of 388,393 shares of common stock, and Series B Warrants to purchase up to an aggregate of 168,571 shares of common stock. We received net proceeds of $3.8 million after deducting placement agent fees and other estimated offering expenses. For additional information, refer to Note 10, “Stockholders’ Equity” and Note 11, “Warrants”.

        On November 11, 2014, we and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed to amend the terms of the outstanding loans made to us, such that (i) the maturity dates of all outstanding loans were extended to October 1, 2016; and (ii) the early redemption feature applicable to one of the outstanding loans was removed. For additional information, refer to Note 10, “Stockholders’ Equity” and Note 11, “Warrants”.

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

        We had $7.2 million in cash at December 31, 2014 compared to $3.9 million at December 31, 2013. Based on our current cash levels and expected cash flows from operations, we believe our current cash position is not sufficient to fund our cash requirements during the next twelve months. Our credit facility with FGI is a demand facility, which can be cancelled at any time by FGI. As such, we may seek additional financing in the form of funding from outside sources. There is no assurance that we will be able to raise additional funds or reduce our discretionary spending at a level sufficient for our working capital needs. These matters raise substantial doubt about our ability to continue as a going concern.

       The following table and discussion summarizes our cash flows from continuing operations for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
			Change
	2014	2013	$	%
	($ in thousands)
Cash (used in) provided by:
Operating activities	$(9,917)	$(823)	$(9,094)	-1105.0%
Investing activities	$1,272	$(845)	$2,117	250.5%
Financing activities	$12,014	$(1,382)	$13,396	969.3%

       Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters. The increase in cash used in operating activities was primarily attributable to the operational impact of increased on-hand inventory resulting from a sharp downturn in retrofit demand coupled with DuraFit™ sales that have not yet begun to ramp. Additionally, we experienced an increase in tax obligations associated with a foreign location.

       The increase in net cash provided by investing activities is primarily attributable to the sale of the Reno Business, the sale of a building at one of our foreign locations and completing the dissolution of a joint venture with Pirelli during 2014.

        The increase in net cash provided by financing activities is primarily attributable to our offerings of common stock and warrants under the Shelf Registration discussed above, net borrowings under our FGI facility and proceeds from the exercise of warrants and stock options.

Description of Indebtedness

	December 31,
	2014	2013
	($ in thousands)
Line of credit with FGI	$2,841	$2,258
$1.5 million, 8% shareholder note due 2016	1,598	1,586
$3.0 million, 8% subordinated convertible shareholder notes due 2016	2,947	3,000
$3.0 million, 8% shareholder note due 2016	2,931	2,963
Total borrowings	$10,317	$9,807

        We have a $7.5 million secured demand facility with FGI backed by our receivables and inventory. The FGI facility expires on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time.

        Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and certain of our subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. At December 31, 2014, the inventory sublimit was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility. While the overall credit limit and inventory sublimit were not changed, in the first quarter of 2015, borrowing against Honda inventory has been limited to $0.2 million by FGI due to their concerns about customer concentration.

        The interest rate on advances or borrowings under the FGI facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI facility, and was 6.50% at December 31, 2014 and 2013.

        We were in compliance with the terms of the FGI facility at December 31, 2014. However, there is no guarantee that we will be able to borrow the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

        For additional information regarding our indebtedness, refer to Note 9, “Debt”.

Capital Expenditures

        As of December 31, 2014, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

        As of December 31, 2014 and 2013, we had no off-balance sheet arrangements.

Commitments and Contingencies

        As of December 31, 2014 and 2013, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our Asian investment, we had no material commitments other than the liabilities reflected in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For additional information, refer to Note 16, "Commitments and Contingencies".

ITEM 7A. QUANTITATIVE AN QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements”, located on page F-1 of this Annual Report on Form 10-K.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

        In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management determined that, as of December 31, 2014, we maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2014.

Auditor's Attestation

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

        On March 13, 2015, Catalytic Solutions, Inc., one of our subsidiaries, entered into an amendment to certain of its agreements with TKK and TCC, including a purchase and sale agreement dated December 22, 2008, as amended, second purchase and sale agreement dated December 18, 2009 and new shareholders agreement dated December 18, 2009. The amendment generally permits us to sell certain products and technology in specified Asian countries, which we refer to as the Territory, pursuant to a royalty arrangement. Once an aggregate amount of approximately $16.6 million in royalties has been paid by us to TKK, we may generally commercialize any technology without a royalty, including inside the Territory. Royalty payments payable by us to TKK must be made within 30 days after the end of each calendar quarter and, if not paid by such time, may bear interest at a rate of 14% per annum at the election of TKK. The amendment also contains other provisions regarding confidentiality and retention and inspection of books and records. For additional information regarding the amendment and the parties’ relationship, refer to Item Part I, “Item 1A. Risk Factors—We are subject to restrictions and must pay a royalty on certain sales of our products and technology in specified countries in Asia." The foregoing description of the amendment is qualified in its entirety by reference to the terms of the amendment, a copy of which is attached as exhibit 10.44 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         Information required by this item regarding our directors and executive officers will be set forth under the captions “Directors and Executive Officers of CDTi”, “Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Code of Business Ethics and Conduct”, “Committees of the Board—Compensation and Nominating Committee—Nominating”, “Committees of the Board—Audit Committee” in our proxy statement related to the 2015 annual meeting of stockholders and is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        Information required by this item will be set forth under the captions “Executive Compensation” and “Director Compensation” in the proxy statement related to the 2015 annual meeting of stockholders and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this item will be set forth under the captions “Principal Stockholders and Stock Ownership of Management” and “Executive Compensation—Equity Compensation Plan Information” in the proxy statement related to the 2015 annual meeting of stockholders and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this item will be set forth under the captions “Corporate Governance—Transactions with Related Parties” and “Role and Composition of the Board of Directors—Director Independence” in the proxy statement related to the 2015 annual meeting of stockholders and is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by this item will be set forth under the caption “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in the proxy statement related to the 2015 annual meeting of stockholders and is incorporated by reference.

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

                                                                                        CLEAN DIESEL TECHNOLOGIES, INC.

March 18, 2015                                                      By: /s/ Christopher J. Harris

                                                                                           Christopher J. Harris

                                                                                           President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David E. Shea and Pedro J. Lopez-Baldrich, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

/s/ Christopher J. Harris	President and Chief Executive Officer	Date: March 18, 2015
Christopher J. Harris	(Principal Executive Officer)

/s/ David E. Shea	Chief Financial Officer	Date: March 18, 2015
David E. Shea	(Principal Financial and
Accounting Officer)

/s/ Charles R. Engles, Ph.D.	Chairman	Date: March 18, 2015
Charles R. Engles, Ph.D.

/s/ Matthew Beale	Director	Date: March 18, 2015
Matthew Beale

/s/ Till Becker, Ph.D.	Director	Date: March 18, 2015
Till Becker, Ph.D.

/s/ Lon E. Bell, Ph.D.	Director	Date: March 18, 2015
Lon E. Bell, Ph.D

/s/ Bernard H. (“Bud”) Cherry	Director	Date: March 18, 2015
Bernard H. (“Bud”) Cherry

/s/ Mungo Park	Director	Date: March 18, 2015
Mungo Park

CLEAN DIESEL TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Clean Diesel Technologies, Inc.

Oxnard, California

We have audited the accompanying consolidated balance sheets of Clean Diesel Technologies, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations since inception, resulting in an accumulated deficit of $191.1 million as of December 31, 2014, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/BDO USA, LLP

BDO USA, LLP

Los Angeles, California

March 18, 2015

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$7,220	$3,909
Accounts receivable, net	2,875	5,145
Inventories	6,298	5,285
Prepaid expenses and other current assets	2,130	1,428
Assets of discontinued operations held for sale	-	1,047
Total current assets	18,523	16,814
Property and equipment, net	1,357	1,372
Intangible assets, net	2,662	3,438
Goodwill	5,177	5,584
Other assets	620	718
Assets of discontinued operations held for sale	-	443
Total assets	$28,339	$28,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,841	$2,258
Accounts payable	3,022	5,087
Accrued expenses and other current liabilities	6,189	5,859
Income taxes payable	1,459	1,058
Liabilities of discontinued operations held for sale	-	426
Total current liabilities	13,511	14,688
Shareholder notes payable, noncurrent	7,476	7,549
Deferred tax liability	359	686
Total liabilities	21,346	22,923
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: authorized 24,000,000; issued and outstanding 14,152,772 and 9,299,253 shares at December 31, 2014 and 2013, respectively	142	93
Additional paid-in capital	200,771	188,108
Accumulated other comprehensive loss	(2,865)	(1,036)
Accumulated deficit	(191,055)	(181,719)
Total stockholders’ equity	6,993	5,446
Total liabilities and stockholders’ equity	$28,339	$28,369

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended December 31,

	2014	2013
Revenues	$41,231	$51,801
Cost of revenues	28,778	36,840
Gross profit	12,453	14,961
Operating expenses:
Selling, general and administrative (including stock-based compensation expense of $592 and $661, respectively)	12,374	13,339
Research and development (including stock-based compensation expense of $47 and $6, respectively)	6,538	4,726
Severance and other charges	1,166	1,239
Total operating expenses	20,078	19,304
Loss from continuing operations	(7,625)	(4,343)
Other expense:
Interest expense	(1,176)	(1,404)
Other expense, net	(174)	(756)
Total other expense	(1,350)	(2,160)
Loss from continuing operations before income taxes	(8,975)	(6,503)
Income tax expense from continuing operations	138	340
Net loss from continuing operations	(9,113)	(6,843)
Net loss from discontinued operations	(223)	(255)
Net loss	(9,336)	(7,098)
Foreign currency translation adjustments	(1,829)	(924)
Comprehensive loss	$(11,165)	$(8,022)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.76)	$(0.83)
Net loss from discontinued operations	(0.02)	(0.03)
Net loss	$(0.78)	$(0.86)
Weighted-average number of common shares outstanding - basic and diluted	12,005	8,285

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2012	7,254	$73	$186,106	$(112)	$(174,621)	$11,446
Net loss	-	-	-	-	(7,098)	(7,098)
Other comprehensive loss	-	-	-	(924)	-	(924)
Proceeds from equity offering, net of costs	1,730	17	1,106	-	-	1,123
Proceeds from private placement	54	-	99	-	-	99
Issuance of common stock as payment of accrued interest and payment premium on shareholder note	188	2	160	-	-	162
Restricted stock unit vesting	73	1	-	-	-	1
Restricted stock units withheld for taxes	-	-	(4)	-	-	(4)
Stock-based compensation	-	-	641	-	-	641
Balance at December 31, 2013	9,299	93	188,108	(1,036)	(181,719)	5,446
Net loss	-	-	-	-	(9,336)	(9,336)
Other comprehensive loss	-	-	-	(1,829)	-	(1,829)
Proceeds from equity offerings, net of costs	3,415	34	7,346	-	-	7,380
Issuance of common stock for settlement of litigation	75	1	235	-	-	236
Exercise of warrants	968	10	3,938	-	-	3,948
Exercise of stock options	179	2	523	-	-	525
Restricted stock unit vesting	217	2	-	-	-	2
Restricted stock units withheld for taxes	-	-	(18)	-	-	(18)
Stock-based compensation	-	-	639	-	-	639
Balance at December 31, 2014	14,153	$142	$200,771	$(2,865)	$(191,055)	$6,993

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,

	2014	2013
Cash flows from operating activities:
Net loss	$(9,336)	$(7,098)
Net loss from discontinued operations	223	255
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,007	1,193
Write-down of excess and obsolete inventory	4	491
Stock-based compensation expense	639	667
Loss on change in fair value of liability-classified warrants	506	180
Loss (income) from unconsolidated affiliates	(46)	561
Loss (gain) on foreign currency transactions	(878)	16
Loss related to litigation	123	-
Loss (gain) on disposal of property and equipment	(294)	18
Offering costs allocated to warrants issued	293	123
Other	(177)	77
Changes in operating assets and liabilities:
Accounts receivable	2,024	(450)
Inventories	(1,359)	2,037
Prepaid expenses and other assets	(83)	(149)
Accounts payable	(1,932)	(186)
Income taxes	(189)	1,057
Accrued expenses and other current liabilities	(442)	385
Cash used in operating activities of continuing operations	(9,917)	(823)
Cash provided by (used in) operating activities of discontinued operations	(15)	392
Net cash used in operating activities	(9,932)	(431)

Cash flows from investing activities:
Distribution from (investment in) unconsolidated affiliate	91	(710)
Purchases of property and equipment	(454)	(135)
Proceeds from sale of business held for sale	1,328	-
Proceeds from sale of property and equipment	307	-
Cash provided by (used in) investing activities of continuing operations	1,272	(845)
Cash used in investing activities of discontinued operations	(8)	(7)
Net cash provided by (used in) investing activities	1,264	(852)
Cash flows from financing activities:
Net borrowings (payments) under demand line of credit	584	(3,217)
Proceeds from issuance of common stock and warrants, net of offering costs	9,923	1,839
Proceeds from exercise of warrants	1,000	-
Proceeds from exercise of stock options	525	-
Other	(18)	(4)
Net cash provided by (used in) financing activities	12,014	(1,382)
Effect of exchange rates on cash	(35)	(304)
Net change in cash	3,311	(2,969)
Cash at beginning of year	3,909	6,878
Cash at end of year	$7,220	$3,909
Supplemental disclosures:
Cash paid for interest	$1,107	$1,193
Cash paid (received) for income taxes	$879	$(372)
Significant noncash financing activities:
Issuance of warrants classified as derivative liability	$2,978	$749

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

1.       Organization

a.       Description of Business

        Clean Diesel Technologies, Inc. (“CDTi” or the “Company”) currently commercializes its material technology by manufacturing and distributing light duty vehicle catalysts and heavy duty diesel emissions control systems and products to major automakers, distributors, integrators and retrofitters.  Further, CDTi is evolving from being a niche manufacturer of emissions control solutions for the automotive original equipment manufacturer, retrofit and aftermarket markets to becoming an advanced materials technology provider for these markets. CDTi’s business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. It has operations in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), France, Japan and Sweden as well as an Asian investment.

b.       Liquidity

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $191.1 million at December 31, 2014. The Company has funded its operations through asset sales, credit facilities and other borrowings and equity sales.

        The Company has a $7.5 million secured demand facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”). At December 31, 2014, the Company had $2.8 million in borrowings outstanding under this facility with $4.7 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. There is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory. Additionally, FGI can cancel the facility at any time. For additional information, refer to Note 9, “Debt”.

        On May 15, 2012, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (the “Shelf Registration”), which permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities. However, the Company may not sell its securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of its public float in any 12-month period, unless the Company’s public float rises to $75.0 million or more. For additional information, refer to Note 10, “Stockholders’ Equity”.

        On July 3, 2013, the Company sold 1,730,000 units pursuant to the Shelf Registration for $1.25 per unit, with each unit consisting of one share of common stock and one half of a warrant to purchase one share of common stock with an exercise price of $1.25 per share. The Company received net proceeds of $1.7 million after deducting discounts and commissions to the underwriter and offering expenses. In the first quarter of 2014, warrant holders exercised an aggregate of 800,000 of the warrants issued in the offering at an exercise price of $1.25 per share for proceeds of $1.0 million. For additional information, refer to Note 10, “Stockholders’ Equity” and Note 11, “Warrants”.

        On April 4, 2014, the Company sold 2,030,000 units pursuant to the Shelf Registration for $3.40 per unit, with each unit consisting of one share of common stock and 0.4 of one warrant to purchase one share of common stock with an exercise price of $4.20 per share. The Company received net proceeds of $6.1 million after deducting placement agent fees and other offering expenses. For additional information, refer to Note 10, “Stockholders’ Equity” and Note 11, “Warrants”.

        On October 20, 2014, the Company completed the sale of its Reno, Nevada-based custom fabricated exhaust parts and accessories business (the “Reno Business”) for $1.3 million in cash. For additional information, refer to Note 2, “Significant Accounting Policies”, Note 9, “Debt” and Note 18, “Discontinued Operations”.

        On November 4, 2014, the Company sold 1,385,000 shares of common stock, warrants to purchase up to an aggregate of 388,393 shares of common stock with an exercise price of $3.25 per share (the “Series A Warrants”), for a combined purchase price of $2.80 per share and 0.28 of one Series A Warrant and other warrants to purchase up to an aggregate of 168,571 shares of common stock with an exercise price of $0.01 per share (the “Series B Warrants”) for a purchase price of $2.79 per Series B Warrant, pursuant to the Shelf Registration. The Company received net proceeds of $3.8 million after deducting placement agent fees and other estimated offering expenses. For additional information, refer to Note 10, “Stockholders’ Equity” and Note 11, “Warrants”.

   On November 11, 2014, the Company and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed to amend the terms of the outstanding loans made to the Company, such that (i) the maturity dates of all outstanding loans were extended to October 1, 2016; and (ii) the early redemption feature applicable to one of the outstanding loans was removed. For additional information, refer to Note 9, “Debt”.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

At December 31, 2014, the Company had $7.2 million in cash. Based on the Company’s current cash levels and expected cash flows from operations, management believes that the current cash position is not sufficient to fund the Company’s cash requirements during the next twelve months. The Company’s credit facility with FGI is a demand facility, which can be cancelled at any time by FGI. As such, the Company may be forced to seek additional financing in the form of funding from outside sources. However, there is no assurance that the Company will be able to raise additional funds or reduce its discretionary spending to a level sufficient for its working capital needs. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

2.       Significant Accounting Policies

a.       Principles of Consolidation

        The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

        Investments in which the Company has at least a 20%, but not more than a 50% interest are generally accounted for under the equity method. Investment interests below 20% are generally accounted for under the cost method, except if the Company could exercise significant influence, the investment would be accounted for under the equity method. The Company’s judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company has an investment interest below 20% which is accounted for under the equity method. The Company includes its proportionate share of the net income or loss of equity-method investees in its consolidated statements of comprehensive loss. For additional information, refer to Note 15, “Equity Investments”.

b.       Discontinued Operations

   In July 2014, the Company committed to a plan to sell substantially all of the assets of its Reno Business, and the sale of this business was completed in October 2014. The sale of this non-core business is expected to increase the Company’s ability to fund key investments to broaden its growing intellectual property portfolio and to bring to market new products. The assets and liabilities of the Reno Business have been reclassified as held for sale and its operations are classified as discontinued operations for all periods presented in this report. Depreciation and amortization have been eliminated from discontinued operations from the date the Company committed to the plan to sell the Reno Business. In the statements of cash flows, the cash flows of discontinued operations are separately classified and aggregated.

Discontinued operations also includes accruals and related costs for the Company’s estimated liability to settle its ongoing indemnification matters with Johnson Matthey (“JM”) associated with the sale of Applied Utility Systems, Inc. (“AUS”), a former subsidiary of the Company, in 2009.

For additional information, refer to Note 18, “Discontinued Operations”.

       All discussions and amounts in the consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted.

c.        Concentration of Risk

        For the years ended December 31, 2014 and 2013, one automotive original equipment manufacturer (“OEM”) customer within the Catalyst segment accounted for 52% and 41%, respectively, of the Company’s revenues. This customer accounted for 50% and 26% of the Company’s accounts receivable at December 31, 2014 and 2013, respectively.

        For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

		Years Ended December 31,

Vendor	Supplies	2014	2013
A	Substrates	27%	18%
B	Substrates	14%	14%
C	Catalysts	10%	15%
D	Rare Earth Materials	9%	12%

d.       Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the U.S requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. These estimates and assumptions are based on management’s best estimates and judgment. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to impairment of goodwill and long-lived assets, stock-based compensation, the fair value of financial instruments including warrants, allowance for doubtful accounts, inventory valuation, taxes and contingent and accrued liabilities. The Company bases its estimates on historical experience and various other factors, including the current economic environment, which it believes to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions and conditions. Management believes that the estimates are reasonable.

e.        Cash

        Cash consists of cash balances on hand and on deposit at banks. Cash on deposit at banks at times may exceed the FDIC limits. The Company believes no significant concentration of credit risk exists with respect to these cash balances.

f.         Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of a reserve for doubtful accounts of $0.3 million and $0.4 million at December 31, 2014 and 2013, respectively. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and past due balances over 90 days that are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off balance sheet credit exposure related to its customer.

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

h.       Property and Equipment

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

i.         Goodwill and Intangible Assets

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

        The Company’s Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, contains all of the Company’s allocated goodwill. The Company performed Step 1 of the annual impairment test as of October 31, 2014 and determined that the fair value of the Company’s reporting unit (as determined using income and market approaches) was substantially greater than the carrying amount of the respective reporting unit, including goodwill, and Step 2 was not necessary; therefore, there was no impairment to the carrying amount of the reporting unit’s goodwill. The Company has recorded no impairment charges to date for this goodwill. The Company also determined that no subsequent events through December 31, 2014 triggered additional impairment testing; however, it is reasonably possible that future impairment tests may result in a different conclusion for the goodwill of the Engine Control Systems reporting unit. The estimate of fair value of the reporting units is sensitive to certain factors including but not limited to the following: movements in the Company’s share price, changes in discount rates and its cost of capital, growth of the reporting unit’s revenue, cost structure of the reporting unit, successful completion of research and development and customer acceptance of new products, expected changes in emissions regulations and approval of the reporting unit’s product by regulatory agencies.

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

k.       Warrants and Derivative Liabilities

         The Company accounts for the issuance of Company derivative equity instruments in accordance with Accounting Standards Codification (“ASC”) 815-40 “Derivative and Hedging”. The Company reviews common stock purchase warrants at each balance sheet date based upon the characteristics and provision of each particular instrument and classifies them on the balance sheet as:

•        Equity if they (i) require physical settlement or net-share settlement, or (ii) give the Company a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement), or as

•        Liabilities if they (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement of net-share settlement).

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

m.      Revenue Recognition

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

n.       Cost of Revenue

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

q.       Stock-Based Compensation

        Equity awards consist of stock options and restricted stock units (“RSUs”). The Company measures the compensation cost for all stock-based awards at fair value on the date of grant and recognizes it on a straight-line basis over the service period for awards expected to vest, which is generally three years.

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

r.        Product Warranty

        The Company provides for the estimated cost of product warranties in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to the Company’s expected repair or replacement costs.

s.        Foreign Currency

        The functional currency of the Heavy Duty Diesel Systems division’s Engine Control Systems Limited subsidiary in Canada is the Canadian dollar, while that of its subsidiary Engine Control Systems Europe AB in Sweden is the Swedish krona and the division’s Clean Diesel Technologies Limited U.K. subsidiary, is the British pound sterling. The functional currency of the Catalyst division’s Japanese branch office and Asian investment is the Japanese Yen. Accordingly, the assets and liabilities of the foreign locations are translated into U.S. dollars at period-end exchange rates. Revenue and expense accounts are translated at the average exchange rates for the period. The resulting foreign currency exchange adjustments are charged or credited directly to other comprehensive income or loss as a separate component of stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e. settlement is not planned or anticipated in the foreseeable future) are also recorded in other comprehensive income or loss in stockholders’ equity. Accumulated other comprehensive loss contained only foreign currency translation adjustments as of December 31, 2014 and 2013.

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

t.         Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares include employee stock options, RSUs, warrants and debt that are convertible into the Company’s common stock.

        Diluted net loss per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred net losses in the years ended December 31, 2014 and 2013, the effect of potentially dilutive securities has been excluded in the computation of net loss per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 2.3 million and 2.6 million shares during the years ended December 31, 2014 and 2013, respectively.

u.       Fair Value Measurements

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

   The Company records its liability-classified warrants at fair value in accordance with the fair value measurement framework. The valuation inputs hierarchy classification for the warrant liability measured at fair value on a recurring basis is summarized as follows (in thousands):

Warrant Liability	Level 1	Level 2	Level 3
December 31, 2014	-	-	$1,474
December 31, 2013	-	-	$939

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs (in thousands):

	Years Ended December 31,

	2014	2013
Balance at beginning of period	$939	$10
Issuance of common stock warrants	2,978	749
Exercise of common stock warrants	(2,949)	-
Remeasurement of common stock warrants	506	180
Balance at end of period	$1,474	$939

For additional information regarding the liability-classified warrants, refer to Note 11, “Warrants”.

v.        Fair Value of Financial Instruments

        ASC Topic 825, “Financial Instruments”, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair values of the Company’s cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to the variable interest rates. The fair value of shareholder notes payable, calculated using level 3 inputs, including a Black-Scholes option-pricing model to value the debt’s conversion factor and a net present value model, was $7.7 million and $7.5 million at December 31, 2014 and 2013, respectively.

w.      Reclassifications

        Certain prior-period amounts have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations or stockholders' equity.

x.       Recently Issued Accounting Guidance

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

3.       Inventories

        Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$2,744	$2,637
Work in process	902	981
Finished goods	2,652	1,667
	$6,298	$5,285

4.       Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Buildings and improvements	$233	$676
Furniture and fixtures	2,242	2,335
Computer hardware and software	1,398	1,430
Machinery and equipment	11,796	11,591
Vehicles	58	37
	15,727	16,069
Less accumulated depreciation	(14,370)	(14,697)
	$1,357	$1,372

        Depreciation expense was $0.4 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively.

5.       Goodwill and Intangible Assets

        Goodwill

        The Company’s Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, contains all of the Company’s allocated goodwill. The changes in the carrying amount of goodwill are as follows (in thousands):

December 31, 2012	$5,801
Effect of translation adjustment	(217)
December 31, 2013	5,584
Effect of translation adjustment	(407)
December 31, 2014	$5,177

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        Intangible Assets

        Intangible assets consist of the following (in thousands):

	Useful Life in Years	December 31,
		2014	2013
Trade name	15 - 20	$1,293	$1,352
Patents and know-how	5 - 12	4,529	4,814
Customer relationships	4 - 8	837	940
		6,659	7,106
Less accumulated amortization		(3,997)	(3,668)
		$2,662	$3,438

        Amortization expense was $0.6 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively. Estimated amortization expense for existing intangible assets for each of the next five years is as follows (in thousands):

Years ending December 31
2015	$594
2016	$492
2017	$482
2018	$166
2019	$166

6.       Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accrued salaries and benefits	$1,115	$1,146
Accrued severance and other charges (1)	602	530
Accrued legal settlement and related expenses (1)	-	616
Accrued warranty (2)	373	453
Warrant liability (3)	1,474	939
Accrued indemnification settlement (4)	650	235
Liability for consigned precious metals	565	832
Other	1,410	1,108
	$6,189	$5,859

(1) For additional information, refer to Note 7, "Severance and Other Charges".
(2) For additional information, refer to Note 8, "Accrued Warranty".
(3) For additional information, refer to Note 11, "Warrants".
(4) For additional information, refer to Note 18, "Discontinued Operations".

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

7.       Severance and Other Charges

Severance and other charges consist of the following (in thousands):

	Years Ended December 31,

	2014	2013
Employee severance expense	$784	$596
Lease exit costs	117	27
Legal settlements (1)	265	616
Total severance and other charges	$1,166	$1,239

(1) For additional information, refer to Note 16, "Commitments and Contingencies".
Additionally, the Company also incurred $0.1 million related to the settlement of a customer dispute during the year ended December 31, 2014.

         The Company incurred severance costs in 2013 related to its North American, European and Asian locations, including severance benefits covering a one year period for its former chief executive officer, pursuant to a separation and release agreement. The Company also incurred lease termination costs related to the exit of a lease in North America and asset impairment expense related to the exit of this facility as well as to the exit of a leased facility in the U.K.

        The Company incurred severance costs in 2014 related to its North American and U.K. locations, including severance benefits covering a one year period for its former chief financial officer, pursuant to a separation and release agreement. The Company incurred additional lease exit costs related to the exit of leases in North America.

        The following summarizes the activity in the Company’s accrual for severance and other exit costs (in thousands):

		Lease Exit Costs
	Severance		Total
December 31, 2012	$306	$184	$490
Provision	596	27	623
Payments	(372)	(211)	(583)
December 31, 2013	$530	$-	$530
Provision	784	117	901
Payments	(791)	(38)	(829)
December 31, 2014	$523	$79	$602

The Company expects to pay all of these amounts during the year ended December 31, 2015.

8.       Accrued Warranty

        Accrued warranty is as follows (in thousands):

	Years Ended December 31,

	2014	2013
Balance at beginning of period	$453	$665
Accrued warranty expense	480	540
Warranty claims paid	(524)	(707)
Translation adjustment	(36)	(45)
Balance at end of period	$373	$453

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

9.       Debt

        Debt consists of the following (in thousands):

	December 31, 2014	December 31, 2013

Line of credit with FGI	$2,841	$2,258
$1.5 million, 8% shareholder note due 2016 (1)	1,598	1,586
$3.0 million, 8% subordinated convertible shareholder notes due 2016 (1)	2,947	3,000
$3.0 million, 8% shareholder note due 2016 (1)	2,931	2,963
	10,317	9,807
Less current portion	(2,841)	(2,258)
	$7,476	$7,549

(1) Debt discounts relate to warrants issued with shareholder notes and amendments. The aggregate amount of unamortized debt discount was $0.2 and $0.1 million at December 31, 2014 and 2013, respectively. For additional information, refer to the respective discussions below.

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

      In connection with the sale of the Reno Business, the Company’s Reno, Nevada subsidiary and FGI entered into an agreement, dated October 15, 2014 (the “Termination Agreement”), to terminate the Sale of Accounts and Security Agreement, dated February 14, 2011, among the Company subsidiary and FGI, as amended (the “Reno-FGI Financing Agreement”). Pursuant to the Termination Agreement, the Company was required to make a final payment of $0.4 million and FGI agreed to release all encumbrances on the Reno Business’ personal property under the Reno-FGI Financing Agreement.

        Under the FGI facility, FGI can elect to purchase eligible accounts receivables from the Company and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). Purchased receivables are subject to full recourse to the Company in the event of nonpayment by the customer. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. At FGI’s election, FGI may advance the Company up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to the Company net of interest and fees on advances once the receivables are collected from customers. The Company may also borrow against eligible inventory up to the inventory sublimit, as determined by FGI, subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. At December 31, 2014, the inventory sublimit amount was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility. While the overall credit limit and the inventory sublimit were not changed, borrowing against the Company’s significant OEM customer’s inventory has been limited to $0.2 million by FGI due to their concerns about customer concentration as of December 31, 2014.

        The interest rate on advances or borrowings under the FGI facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI facility and was 6.50% at December 31, 2014 and 2013. Any advances or borrowings under the FGI facility are due on demand. The Company also agreed to pay FGI collateral management fees of 0.30% per month on the face amount of eligible receivables as to which advances have been made and 0.38% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        At December 31, 2014, the Company had $2.2 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $1.6 million. At December 31, 2014, the Company also had $1.2 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI facility at December 31, 2014. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

        $1.5 Million, 8% Shareholder Note Due 2016

On December 30, 2010, the Company executed a Loan Commitment Letter with Kanis S.A., a shareholder of the Company, pursuant to which Kanis S.A. loaned the Company $1.5 million. The loan is unsecured and bears interest on the unpaid principal at a rate of 6%, with interest only payable quarterly in arrears, commencing March 31, 2011. In addition to principal and accrued interest, the Company was obligated to pay Kanis S.A. at maturity a “Payment Premium” ranging from $100,000 to $200,000 based proportionally on the number of days that the loan remains outstanding. There is no prepayment penalty. The loan originally matured on June 30, 2013. On January 30, 2013, the Company and Kanis S.A. agreed to amend certain terms of the loan to change the maturity date from June 30, 2013 to June 30, 2015 and to increase the interest rate from 6% to 8% beginning on June 30, 2013. In addition, the payment premium due under this note was changed to a fixed amount of $250,000 with $100,000 payable on June 30, 2013 and the remaining amount payable at maturity on June 30, 2015. On November 11, 2014, the Company entered into a letter agreement with Kanis S.A., whereby Kanis S.A. agreed to amend the terms of this loan, such that the maturity date and payment premium due on June 30, 2015 were extended to October 1, 2016.

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

        In connection with the original loan, the Company issued Kanis S.A. warrants to acquire 25,000 shares of its common stock at $10.40 per share. In connection with a letter agreement, dated November 11, 2014, the Company issued Kanis S.A. warrants to acquire 80,000 shares of its common stock at $1.75 per share. For additional information regarding this recent issuance of warrants, refer to Note 10, “Stockholders’ Equity”. The relative estimated fair value of these warrant issuances represent a discount from the face amount of the loan which has been recorded as of the respective issuance dates. The discount is being amortized using the effective interest method over the remaining term of the loan.

        $3.0 Million, 8% Subordinated Convertible Shareholder Notes Due 2016

        On April 11, 2011, the Company entered into a Subordinated Convertible Notes Commitment Letter with Kanis S.A. that provides for the sale and issuance by the Company of 8% subordinated convertible notes (the “Convertible Notes”). As provided in this commitment letter, on May 6, 2011 Kanis S.A. purchased from the Company at par $3.0 million aggregate principal amount of the Convertible Notes, which bear interest at a rate of 8% per annum, payable quarterly in arrears.

The Convertible Notes have a stated maturity of five years from the date of issuance. The original agreement allowed for the acceleration of the maturity of the Convertible Notes if: (i) the Company was in breach of the Convertible Notes or other agreements with Kanis S.A., or (ii) Kanis S.A. provided written notice, not less than 30 days prior to such date, that it elected to accelerate the maturity to a date not earlier than November 11, 2012. On February 16, 2012, the Company and Kanis S.A. agreed to amend the terms of the Convertible Notes to modify the early redemption date from November 11, 2012 to May 12, 2013. On January 30, 2013, the Company and Kanis S.A. entered into a letter agreement regarding the Convertible Notes whereby Kanis S.A. agreed not to accelerate the maturity of these notes during the 2013 calendar year and on March 21, 2014, the Company and Kanis S.A. entered into another letter agreement whereby Kanis S.A. agreed not to accelerate the maturity of these notes prior to July 1, 2015. On November 11, 2014, the Company entered into a letter agreement with Kanis S.A., whereby Kanis S.A. agreed to amend the terms of this loan, such that the maturity date was extended to October 1, 2016 and the early redemption feature was removed.

        The Convertible Notes also provide that the Company has the option to redeem the Convertible Notes at any time at a price equal to 100% of the face amount plus accrued and unpaid interest through the date of redemption.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

There is no prepayment penalty. The Convertible Notes are unsecured obligations of the Company and subordinated to existing and future secured indebtedness of the Company.

        The outstanding principal balance of the Convertible Notes plus accrued and unpaid interest were convertible into shares of the Company’s common stock at an initial conversion price equal to $7.044 per share, which was 120% of the closing bid price per share of the Company’s common stock on April 8, 2011, into no more than 369,853 shares. The Company evaluated the Convertible Notes and determined that there were no embedded derivatives contained in the Convertible Notes that require separate accounting. Additionally, there was no beneficial conversion feature associated with the Convertible Notes since the conversion price was not lower than the estimated fair market value of the Company’s common stock on the issuance date. As such, the entire proceeds from the Convertible Notes are recorded as debt in the consolidated balance sheets.

        On July 27, 2012, the Company and Kanis S.A. further amended the terms of the Convertible Notes to modify the conversion feature. As amended, the outstanding principal balance of the Convertible Notes, and accrued and unpaid interest are convertible, at the option of Kanis S.A., at any time upon written notice given not less than 75 calendar days prior to the date of conversion, into no more than 250,000 shares of the Company’s common stock at a conversion price of $4.00 per share. The Company evaluated the modification and determined that the modification was not substantial and did not qualify as a debt extinguishment. Accordingly, no gain or loss was recognized from the modification.

        In connection with the February 16, 2012 amendment, the Company issued to Kanis S.A. warrants to acquire 5,000 shares of its common stock at $3.80 per share. The warrants are exercisable on or after August 16, 2014 and expire on the earlier of (i) August 16, 2017 or (ii) that date that is 30 days after the Company gives notice to the warrant holder that the market value of one share of its common stock has exceeded 130% of the exercise price of the warrant for 10 consecutive days on or after August 16, 2014. The Company did not receive any cash consideration for the issuance of the warrants. The Company relied on the private placement exemption provided by Regulation S.

        In connection with a letter agreement, dated November 11, 2014, the Company issued Kanis S.A. warrants to acquire 80,000 shares of its common stock at $1.75 per share. For additional information regarding this recent issuance of warrants, refer to Note 10, “Stockholders’ Equity”. The relative estimated fair value of this warrant issuance represents a discount from the face amount of the loan and has been recorded as a discount from the loan amount as of the issuance date. The discount is being amortized using the effective interest method over the remaining term of the loan.

        $3.0 Million, 8% Shareholder Note Due 2016

On July 27, 2012, the Company executed a Loan Commitment Letter with Kanis S.A., pursuant to which the Company issued a promissory note in the principal amount of $3.0 million, which bears interest at 8% per annum, payable quarterly in arrears. The promissory note matures on July 27, 2015. There is no prepayment penalty or premium, and the promissory note is unsecured. On November 11, 2014, the Company entered into a letter agreement with Kanis S.A., whereby Kanis S.A. agreed to amend the terms of this loan, such that the maturity date was extended to October 1, 2016.

        In connection with the promissory note, the Company issued Kanis S.A. a warrant to acquire 45,000 shares of its common stock at $2.09 per share, a third of which becomes exercisable on the issuance date and each of the first and second anniversaries of the issuance date. This warrant expires on July 27, 2018. The Company did not receive any cash consideration for the issuance of this warrant, which was issued in reliance upon the private placement exemption provided by Regulation S. In connection with a letter agreement, dated November 11, 2014, the Company issued Kanis S.A. warrants to acquire 80,000 shares of its common stock at $1.75 per share. For additional information regarding this recent issuance of warrants, refer to Note 10, “Stockholders’ Equity”. The relative estimated fair values of these warrant issuances represent a discount from the face amount of the loan which has been recorded as of the respective issuance dates. The discount is being amortized using the effective interest method over the remaining term of the loan.

        Annual scheduled principal payments of debt based on earliest redemption date as of December 31, 2014 are (in thousands):

Years ending December 31:
2015	$2,841
2016	7,650
Total	$10,491

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

10.    Stockholders’ Equity

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

        July 2013 Offering

        On June 28, 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, (the “Underwriter”) related to the public offering of an aggregate 1,600,000 shares of the Company’s common stock together with warrants to purchase up to 800,000 shares of common stock. The Underwriters were also granted a 30 day option to purchase up to an additional 240,000 shares of common stock and/or warrants to purchase up to an additional 120,000 shares of common stock to cover overallotments, if any. This offering was made pursuant to the Company’s Shelf Registration. On July 3, 2013, the Company closed the offering (the “July Offering”) in which it sold 1,730,000 shares of common stock at a price of $1.245 per share and warrants to purchase up to 865,000 shares at a price per warrant of $0.01, including 130,000 shares and 65,000 warrants upon partial exercise of the Underwriter’s over-allotment option. The securities were sold in units consisting of one share of common stock and 0.5 of one warrant to purchase one share of common stock for a price of $1.25 per unit.

        The Company received gross proceeds of $2.2 million and net proceeds of $1.7 million after deducting discounts and commissions to the Underwriter and offering expenses. The July Offering warrants are within the scope of ASC 815-40 and are required to be recorded as liabilities. Accordingly, of the $1.7 million in net proceeds, $1.0 million was allocated to the common stock and included in additional paid-in capital and $0.7 million was allocated to the warrant liability based on the fair value of the warrants on the issuance date. Additionally, $0.1 million of the underwriting discounts and commissions and offering costs were allocated to the warrants, based on the relative fair value of the July Offering warrants and the common stock on the issuance date, and was included in other expense, net in the accompanying statement of comprehensive loss for the year ended December 31, 2013. The Company used the net proceeds for general corporate purposes, including working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities, and to repay a portion of amounts outstanding under its line of credit.

        In accordance with the Underwriting Agreement, the Company issued the Underwriter a warrants to purchase in aggregate 34,600 shares of the Company’s common stock with an exercise price of $1.25 per share. The warrants are exercisable beginning on December 25, 2013 through June 28, 2018. The fair value of these warrants approximated zero.

April 2014 Offering

         On April 1, 2014, the Company entered into subscription agreements with certain investors who agreed to purchase an aggregate of 2,030,000 shares of the Company’s common stock together with warrants to purchase up to 812,000 shares of common stock (the “April Offering”). This offering was made pursuant to the Company’s Shelf Registration, and closed on April 4, 2014. The securities were sold in units consisting of one share of common stock and 0.4 of a warrant to purchase one share of common stock for a price of $3.40 per unit.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        The Company received gross proceeds of $6.9 million and net proceeds of $6.1 million after deducting placement agent fees and other offering expenses. The April Offering warrants are within the scope of ASC 815-40 and are required to be recorded as liabilities. Accordingly, of the $6.1 million in net proceeds, $4.6 million was allocated to the common stock and included in additional paid-in capital and $1.5 million was allocated to the warrant liability based on the fair value of the warrants on the issuance date. Additionally, $0.2 million of the placement agent fees and other offering costs were allocated to the warrants, based on the relative fair value of the April Offering warrants and the common stock on the issuance date, and was included in other expense, net in the accompanying statement of comprehensive loss for the year ended December 31, 2014. The Company used the net proceeds for general corporate purposes, including working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities, and to repay a portion of amounts outstanding under its line of credit.

        November 2014 Offering

        On November 4, 2014, the Company entered into subscription agreements with certain investors who agreed to purchase an aggregate of 1,385,000 shares of the Company’s common stock, Series A Warrants to purchase up to an aggregate of 388,393 shares of common stock with an exercise price of $3.25 per share, for a combined purchase price of $2.80 per share and 0.28 of one Series A Warrant, and Series B Warrants to purchase up to an aggregate of 168,571 shares of common stock with an exercise price of $0.01 per share for a purchase price of $2.79 per Series B Warrant, pursuant to the Shelf Registration (the “November Offering”).

        The Company received gross proceeds of $4.4 million and net proceeds of $3.8 million after deducting placement agent fees and other offering expenses. The November Offering warrants are within the scope of ASC 815-40 and are required to be recorded as liabilities. Accordingly, of the $3.8 million in net proceeds, $2.5 million was allocated to the common stock and included in additional paid-in capital and $1.3 million was allocated to the warrant liability based on the fair value of the warrants on the issuance date. Additionally, $0.1 million of the placement agent fees and other offering costs were allocated to the warrants, based on the relative fair value of the November Offering warrants and the common stock on the issuance date, and was included in other expense, net in the accompanying statement of comprehensive loss for the year ended December 31, 2014. The Company intends to use the net proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to its current business, although there are no present commitments or agreements for any such transactions.

        Other Issuances of Common Stock and Warrants

        On June 28, 2013, the Company and one of its directors entered into an agreement pursuant to which the director agreed to purchase $0.1 million of the Company’s common stock in a private placement at a price of $1.84 per share, the closing bid price on the day preceding the date of the agreement. In July 2013, the Company issued 54,347 shares of common stock to the director under this agreement.

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

       In connection with a letter agreement, dated November 11, 2014, the Company issued Kanis S.A. warrants to acquire 80,000 shares of its common stock at $1.75 per share for a five year period. The Company did not receive any cash consideration for the issuance of this warrant, which was issued in reliance upon the private placement exemption provided by Regulation S. For additional information, refer to Note 9, “Debt”.

        For additional information on the warrant issuances discussed within this Note, refer to Note 11, “Warrants”.

        Common Stock Purchase Agreement with Lincoln Park Capital (“LPC”)

        On October 7, 2011, the Company signed a purchase agreement with LPC, together with a registration rights agreement, whereby LPC agreed to purchase up to $10.0 million of the Company’s common stock over a 30-month period ending April 24, 2014. These agreements expired unused.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

11.    Warrants

From time to time, the Company issues warrants to purchase its common stock. Warrants have been issued for consulting services, in connection with the Company’s issuance of debt and sales of its common stock. For additional information regarding the warrants discussed in this Note, refer to Note 10, “Stockholders’ Equity”.

         Warrant activity is summarized as follows:

		Weighted Average Exercise Price

			Range of Exercise Prices
	Shares
Outstanding at December 31, 2012	923,090	$7.77	$2.09 - $48.90
Issued	993,600	$1.25	$1.25
Cancelled (1)	(128,333)	$7.92	$7.92
Expired	(648,822)	$8.40	$7.92 - $48.90
Outstanding at December 31, 2013	1,139,535	$1.68	$1.25 - $10.40
Issued	1,448,964	$3.32	$0.01 - $4.20
Exercised	(968,571)	$1.03	$0.01 - $1.25
Expired	(9,859)	$2.80	$2.80
Outstanding and exercisable at December 31, 2014	1,610,069	$3.54	$1.25 - $10.40

(1) On September 30, 2013, the Company and Kanis S.A. agreed to cancel these warrants, originally issued on December 22, 2010 and scheduled to expire on December 22, 2013.

        Warrant Classification

        The Company evaluated the following warrants on issuance and at each reporting date to determine proper classification as equity or as a liability.

Issuance
Date	Quantity	Key Considerations	Classification
July	959,000	• Require settlement in registered shares	Liability
2013	(1)	• Include full-ratchet down-round price protection
July	34,600	• Require physical settlement or net-share settlement	Equity
2013		• Settlement permitted in unregistered shares
April	812,000	• Require settlement in registered shares	Liability
2014		• Cash payment provision for failure to timely deliver
November	556,964	• Require settlement in registered shares	Liability
2014	(2)	• Cash payment provision for failure to timely deliver
November	80,000	• Require settlement in registered shares	Liability
2014		• Include full-ratchet down-round price protection
(1) Includes warrants to purchase 94,000 shares of Company common stock issued concurrently with the public offering in a private placement.
(2) Includes 388,393 Series A Warrants and 168,571 Series B Warrants.

Warrant Liability

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

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

        The assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability for the following warrants, as of their respective issuance dates, are as follows:

		Issued April 4, 2014
	December 31, 2014

Number of warrants	812,000	812,000
CDTi stock price	$1.81	$2.95
Strike price	$4.20	$4.20
Expected volatility	86.6%	84.9%
Risk-free interest rate	1.6%	1.9%
Dividend yield	-	-
Expected life in years	4.8	5.5

	December 31, 2014	Issued November 4, 2014
		Series A	Series B
Number of warrants	388,393	388,393	168,571
CDTi stock price	$1.81	$3.04	$3.04
Strike price	$3.25	$3.25	$0.01
Expected volatility	86.5%	87.1%	149.0%
Risk-free interest rate	1.6%	1.6%	0.1%
Dividend yield	-	-	-
Expected life in years	4.9	5.0	0.5

         The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability for the following warrants, as of their respective issuance dates, are as follows:

			Issued July 3, 2013
	December 31,
	2014	2013
Number of warrants	159,000	959,000	959,000
CDTi stock price	$1.81	$1.51	$1.15
Strike price	$1.25	$1.25	$1.25
Expected volatility (1)	103.6%	73.6%	80.5%
Risk-free interest rate	1.2%	1.8%	1.6%
Dividend yield	-	-	-
Expected life in years	3.5	4.5	5.0

(1) During 2014, the Company's post-Merger historical volatility began to be considered representive of expected volatility going forward for these warrants.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

		Issued November 11, 2014
	December 31, 2014

Number of warrants	80,000	80,000
CDTi stock price	$1.81	$2.46
Strike price	$1.75	$1.75
Expected volatility	77.0%	76.6%
Risk-free interest rate	1.6%	1.7%
Dividend yield	-	-
Expected life in years	4.9	5.0

        The warrant liability, included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets, is re-measured at the end of each reporting period with changes in fair value recognized in other income (expense) in the consolidated statements of comprehensive loss. Upon the exercise of a warrant that is classified as a liability, the fair value of the warrant exercised is re-measured on the exercise date and reclassified from warrant liability to additional paid-in capital.

12.    Stock-Based Compensation

        The Clean Diesel Technologies, Inc. Stock Incentive Plan (formerly known as the Clean Diesel Technologies, Inc. 1994 Incentive Plan), as amended (the “Plan”), provides for the awarding of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance awards, bonuses or other forms of share-based awards, or combinations of these to the Company’s directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as determined by the board of directors. At the Company’s Annual Meeting of Shareholders held on May 23, 2012, the Company’s shareholders approved certain amendments to the Plan, the most significant of which changed the Plan name, removed the evergreen provision and established a maximum number of 1.4 million shares to be reserved for issuance under the Plan, disallowed the repricing of outstanding stock options without shareholder approval, removed the ability to issue cash bonus awards under the Plan and modified the change in control provisions within the Plan. As of December 31, 2014, there were 149,708 shares available for future grants under the Plan.

        Total stock-based compensation expense was $0.6 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively.

        Stock Options

        Stock option activity is summarized as follows:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
	Options
Outstanding at December 31, 2013	714,712	$7.17
Exercised	(178,871)	$2.94
Cancelled	(87,918)	$2.85
Outstanding at December 31, 2014	447,923	$8.74	6.1	$-
Exercisable at December 31, 2014	396,291	$9.50	6.0	$-

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

         Compensation costs for stock options that vest over time are recognized over the vesting period on a straight-line basis. As of December 31 2014, the remaining unrecognized compensation cost related to stock option grants was insignificant.

        Restricted Stock Units

        RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013 (1)	285,558	$2.35
Granted	414,103	$2.80
Vested	(196,849)	$2.44
Forfeited	(150,046)	$2.27
Nonvested units at December 31, 2014	352,766	$2.87

(1) Excludes 26,638 RSUs vested and unissued

       As of December 31, 2014, the Company had approximately $0.8 million of unrecognized compensation expense related to RSUs, which will be recognized over a weighted average estimated remaining life of 1.9 years. The RSUs vested and unissued noted in the table above represent awards granted to employees who are subject to the terms of the Company’s black out policy from time to time due to their knowledge of non-public information and who were unable to sell shares on the open market to cover their tax obligations for their vested RSUs by the dates noted above.

13.    Other Expense, Net

        Other expense, net, consists of the following (in thousands):

	Years Ended December 31,

	2014	2013
Loss on change in fair value of liability-classified warrants	$(506)	$(180)
Offering costs allocated to warrants issued	(293)	(123)
Income (loss) from unconsolidated affiliates	46	(561)
Foreign currency exchange gain	549	56
Other	30	52
Other expense, net	$(174)	$(756)

14.    Income Taxes

        Income (loss) from continuing operations before income taxes include the following components (in thousands):

	Years Ended December 31,

	2014	2013
U.S.-based operations	$(9,979)	$(8,556)
Non U.S.-based operations	1,004	2,053
	$(8.975)	$(6.503)

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        Income tax expense (benefit) attributable to loss from continuing operations is summarized as follows (in thousands):

	Current	Deferred	Total
Year ended December 31, 2014:
U.S. Federal	$4	$-	$4
State and local	17	-	17
Foreign	444	(327)	117
Total	$465	$(327)	$138

	Current	Deferred	Total
Year ended December 31, 2013:
U.S. Federal	$-	$-	$-
State and local	4	-	4
Foreign	405	(69)	336
Total	$409	$(69)	$340

        Income taxes attributable to loss from continuing operations differ from the amounts computed by applying the U.S. federal statutory rate of 34% to loss from continuing operations before income taxes as shown below (in thousands):

	Years Ended December 31,
	2014	2013
Expected tax benefit	$(3,052)	$(2,211)
Net tax effects of:
Foreign tax rate differential	(214)	(515)
State taxes, net of federal benefit	(381)	(48)
Return to provision adjustment	(579)	(270)
Research and other credits	(92)	(139)
Permanent difference on Convertible Notes and warrants	277	61
Expiring net operating loss carryforwards	2,441	-
Permanent difference on deemed dividend	-	1,040
Other	175	35
Change in deferred tax asset valuation allowance	1,563	2,387
	$138	$340

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Research and development credits	$2,054	$1,824
Other credits	378	378
Operating loss carry forwards	13,974	12,592
Inventories	282	338
Allowance for doubtful accounts	321	118
Depreciation	400	349
Deferred research and development expenses for income tax	327	327
Non-cash compensation	1,176	957
Other	410	794
Total gross deferred tax assets	19,322	17,677
Valuation allowance	(18,856)	(17,293)
Net deferred tax assets	$466	$384

Deferred tax liabilities
Other identifiable intangible assets	$(825)	$(1,070)
Total gross deferred tax liabilities	(825)	(1,070)
Net deferred tax liabilities	$(359)	$(686)

         The Company had approximately $34.4 million, $20.4 million and $4.6 million of federal, state and foreign income tax net operating loss carryforwards at December 31, 2014, respectively. The foreign net operating losses can be carried forward indefinitely. Future utilization of the federal and state net operating losses and credit carryforwards is subject to a substantial annual limitation due to ownership change limitations as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations.

         The Company performed a study to evaluate the status of net operating loss carryforwards as a result of the ownership change from the Merger. The results of the study provided that the merger caused an “ownership change” of the Company as defined for U.S. federal income tax purposes as of the date of the merger. The “ownership change” will significantly limit the use of the Company’s net operating losses and credits in future tax years. Of the $34.4 million federal loss carryforwards approximately $5.4 million of the loss will be subject to an annual limitation of $0.4 million within the next 5 years and $0.2 million for the following 15 years. The federal net operating loss carryforwards will expire in fiscal year 2034. As a result of the “ownership change” the federal research and development credits have been limited and based on the limitation the Company does not anticipate being able to use any of these credits that existed as of the date of the Merger in future tax years. However, the Company has approximately $0.3 million in research and development credits post-Merger which is not subject to any limitation. Of the $20.4 million of state net operating loss carryforwards approximately $1.1 million of the loss will be subject to an annual limitation of $0.1 for the next 20 years. The state net operating loss carryforwards will expire in fiscal year 2034. The Company has state research and development credits of $2.7 million. Since the state credits have an indefinite life, the Company did not write them off even though it is also limited under Section 383. The Company has a full valuation allowance against the related deferred tax assets as it is more likely than not that they will not be realized by the Company.

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

         The Company has not recognized a deferred tax liability on undistributed earnings of its foreign subsidiaries, because these earnings are intended to be permanently reinvested. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and factual circumstances in effect at the time of any such distributions. Therefore, the Company believes it is not practicable at this time to reliably determine the amount of unrecognized deferred tax liability related to its undistributed earnings; however, these undistributed earnings are immaterial. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        The following changes occurred in the amount of unrecognized tax benefits including related interest and penalties (in thousands):

	Years Ended December 31,

	2014	2013
Balance at beginning of year	$543	$452
Additions for current year tax provisions	140	91
Reduction for prior year tax provisions	-	-
Balance at end of year	$683	$543

           If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. As of December 31, 2014 and 2013, the Company had $0.2 million accrued for payment of interest and penalties related to unrecognized tax benefits.

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

Open Tax Years
United States – Federal	2011 – 2014
United States – State	2010 – 2014
Canada	2009 – 2014
Sweden	2012 – 2014
United Kingdom	2010 – 2014

15.    Equity Investments

Pirelli Joint Venture

On February 19, 2013, the Company entered into a joint venture agreement (the “Joint Venture Agreement”) with Pirelli & C. Ambiente SpA (“Pirelli”) to form a joint venture entity, Eco Emission Enterprise Srl under the laws of Italy (the “Joint Venture”), through which the Company and Pirelli would jointly sell their emission control products in Europe and the Commonwealth of Independent States countries. Pursuant to the agreement, both partners agreed to sell products to the Joint Venture which would earn a commission to market and sell these products. As such, all of the Company’s existing business in Sweden and the U.K. would be conducted through the Joint Venture. The Joint Venture commenced operations in April 2013.

The Joint Venture Agreement provided that the Company and Pirelli each held 50% of the total issued share capital of the Joint Venture. Pursuant to the Joint Venture Agreement, in February 2013, the Company and Pirelli each contributed €50,000 (approximately $66,000) to the Joint Venture as initial capital contributions. In addition, in accordance with the Joint Venture Agreement, the Company and Pirelli provided shareholder loans of €200,000 (approximately $261,000) each in April 2013. During 2013, these loans were converted into equity contributions as required by local statutory regulations. In the fourth quarter of 2013, the Company and Pirelli each contributed an additional €262,000 (approximately $361,000) to the Joint Venture.

The Company accounts for its investment in the Joint Venture using the equity method. During the year ended December 31, 2013, the Joint Venture incurred a loss of €0.9 million (approximately $1.2 million), and accordingly, the Company recorded a loss of $0.6 million in other expense.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        On November 8, 2013, as a result of slower than anticipated progress in achieving sales objectives initially established for the Joint Venture, the Company and Pirelli agreed to voluntarily dissolve the Joint Venture in accordance with the Joint Venture Agreement. The Joint Venture ceased operations on November 30, 2013 and commenced liquidation on December 9, 2013. The dissolution was finalized in April 2014. The majority of the Company’s investment balance of $0.1 million, included in other assets in the accompanying consolidated balance sheet December 31, 2013, was received in April 2014, with a small balance to be collected following the receipt of value added tax due from the Swedish and Italian governments. The Company has resumed its operations in Europe in a similar manner as conducted prior to the Joint Venture.

        TCC Investment

       In February 2008, the Company entered into an agreement with Tanaka Holdings Co., Ltd. (formerly Tanaka Holdings K.K.), a Japanese company, which, together with its subsidiary Tanaka Kikinzoku Kogyo K.K., is referred to herein as TKK, to form a new joint venture company, TC Catalyst, Inc. (“TCC”), a Japanese corporation. The joint venture is part of the Catalyst division. The Company entered the joint venture in order to improve its presence in Japan and Asia and strengthen its business flow into the Asian market. Initially, the Company and TKK each owned 50% of TCC.

       In December 2008, the Company sold shares in TCC to TKK reducing its ownership to 30% and also sold to TKK certain intellectual property and associated rights in various countries in Asia (the “Territory”) related to heavy duty catalysts used in commercial vehicles and applications. In December 2009, the Company sold to TKK certain intellectual property and associated rights in the Territory related to three-way catalysts, including low-platinum group metal (“PGM”) catalysts, for non-commercial light vehicles and zero-PGM three-way catalysts for heavy duty commercial vehicles and applications and non-commercial light vehicles. As part of the transaction, the Company also sold shares in TCC, which reduced its ownership in the joint venture to 5%. The Company remains contractually obligated to fund its portion of the losses of the joint venture based on its ownership percentage, and it has also agreed not to compete in the Territory with TKK or TCC in connection with heavy duty commercial vehicles and applications and light duty vehicles.

Subsequent to these arrangements, the Company discovered that an exception allowing it to continue to supply catalysts in Japan to its largest customer had been omitted in an amendment to the original transaction documents with TKK. The Company has shipped approximately $5.6 million of catalysts covered by the agreements since such amendment through December 31, 2014. In this regard, the Company has made a good faith payment of $0.3 million to TKK with respect to such prior shipments. For additional information regarding recent developments with TKK and TCC, refer to Note 19, “Subsequent Event”.

        The Company’s investment in TCC is accounted for using the equity method as the Company still has significant influence over TCC as a result of having a seat on TCC’s board and due to the technological interdependence between TCC and the Company. The Company’s share of income and losses of TCC for the periods presented in this report are not significant.

16.    Commitments and Contingencies

        Lease Commitments

        The Company leases certain equipment and facilities under operating leases that expire through 2020. The Company recognizes its minimum lease payments, including escalation clauses, on a straight-line basis over the minimum lease term of the lease. Rent expense was $1.0 million during the years ended December 31, 2014 and 2013.

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014 are (in thousands):

Years ending December 31:
2015	$640
2016	571
2017	408
2018	353
2019 and thereafter	3
Total minimum lease payments	$1,975

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

        Legal Proceeding

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

        Sales and Use Tax Audit

        The Company is undergoing a sales and use tax audit by the State of California (the “State”) on AUS for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.5 million, inclusive of interest. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State. On August 12, 2013, the Company appeared at an appeals conference with the State Board of Equalization (“BOE”). On July 21, 2014, the Company received a Decision and Recommendation (“D&R”) from the BOE. The D&R’s conclusion was that the basis for the calculation of the aforementioned $1.5 million tax due should be reduced from $12.2 million to $9.0 million with a commensurate reduction in the tax owed to the State. Regardless of this finding, the Company continues to believe that it will prevail in this matter, as it believes that the State did not adequately address the legal arguments related to the Company’s acceptance of the valid resale certificate from its customer. The Company did not agree to these findings, and therefore, it appealed at a higher level at the BOE. Based on a re-audit, the BOE lowered the tax due to $0.8 million, inclusive of interest. However, the Company continues to not agree to these findings based on the aforementioned reasons, and it will continue with the appeals process. Accordingly, no accrual has been recorded for this matter as the Company does not assess a loss as being probable. Should the Company not prevail in this matter, it will pursue reimbursement from the customer for all assessments from the State.

        For information related to commitments and contingencies related to AUS, a former subsidiary of the Company that was sold in 2009, refer to Note 18, “Discontinued Operations”.

        In addition to the foregoing, the Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of December 31, 2014, nor is it possible to estimate what litigation-related costs will be in the future.

17.    Segment Reporting

        Although the Company is currently evolving from being a niche manufacturer of emissions control solutions for the automotive original equipment manufacturer, retrofit and aftermarket markets to becoming an advanced materials technology provider for these markets, this evolution has not yet affected the Company’s current reportable segments. Currently, the Company has two business division segments based on the products it delivers:

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

         Catalyst division — The Catalyst division develops and produces catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications. The Catalyst Division developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no platinum group metals, or PGMs, to provide increased catalytic function and value for technology-driven automotive industry customers. The Catalyst division’s technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and it has supplied over eleven million parts to light duty vehicle customers since 2001. The Catalyst division also provides catalyst formulations for the Company’s Heavy Duty Diesel Systems division. Intersegment revenues are based on market prices.

        Corporate  — Corporate includes cost for personnel, insurance and public company expenses such as legal, audit and taxes that are not allocated down to the operating divisions.

        Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Years Ended December 31,

	2014	2013
Net sales
Heavy Duty Diesel Systems	$19,577	$29,131
Catalyst	23,772	25,823
Eliminations (1)	(2,118)	(3,153)
Total	$41,231	$51,801

Income (loss) from operations
Heavy Duty Diesel Systems	$183	$941
Catalyst	(775)	1,026
Corporate	(6,894)	(6,476)
Eliminations	(139)	166
Total	$(7,625)	$(4,343)

Depreciation and amortization
Heavy Duty Diesel Systems	$872	$989
Catalyst	135	204
Total	$1,007	$1,193

Capital expenditures
Heavy Duty Diesel Systems	$116	$41
Catalyst	338	94
Total	$454	$135

(1) Elimination of Catalyst revenue related to sales to Heavy Duty Diesel Systems.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

	December 31,
	2014	2013
Total assets
Heavy Duty Diesel Systems	$41,234	$40,691
Catalyst	43,333	41,687
Assets of discontinued operations held for sale	-	1,490
Eliminations	(56,228)	(55,499)
Total	$28,339	$28,369

        Net sales by geographic region based on location of sales organization is as follows (in thousands):

	Years Ended December 31,

	2014	2013
United States	$22,678	$23,176
Canada	14,300	23,913
Europe	4,253	4,712
Total international	18,553	28,625
Total revenues	$41,231	$51,801

        Net fixed assets and total assets by geographic region as of December 31, 2014 and 2013 is as follows (in thousands):

	Fixed Assets		Total Assets
	2014	2013	2014	2013
United States	$723	$522	$14,618	$12,371
Canada	632	803	11,076	12,874
Europe	2	47	2,645	3,124
Total international	634	850	13,721	15,998
Total revenues	$1,357	$1,372	$28,339	$28,369

18.    Discontinued Operations

The Reno Business

The Reno Business that the Company committed to sell in July 2014 is presented below as discontinued operations. Historically, the Reno Business was a component of the Company’s Heavy Duty Diesel Systems division. On October 20, 2014, the Company completed the sale of its Reno Business for $1.3 million in cash. The net assets held for sale of the Reno Business were eliminated from the Company’s balance sheet as of the sale date, and the Company recognized a gain of $0.2 million.

The following table presents the major classes of the assets and liabilities of discontinued operations held for sale in the consolidated balance sheet as of December 31, 2013.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2013

Assets:
Accounts receivable, net	$379
Inventories	634
Prepaid expenses and other current assets	34
Total current assets of discontinued operations held for sale	$1,047

Property and equipment, net	87
Intangible assets, net	70
Goodwill	286
Total long-term assets of discontinued operations held for sale	$443

Total assets of discontinued operations held for sale	$1,490

Liabilities:
Accounts payable	$283
Accrued expenses and other current liabilities	143
Total liabilities of discontinued operations held for sale	$426

Net assets of discontinued operations held for sale	$1,064

         Applied Utility Systems, Inc.

        On November 15, 2013, BP Products North America (“BP”) instituted claims against JM as the parent company of and purchaser of AUS, a former subsidiary of the Company. On May 12, 2010, JM tendered to the Company a claim for indemnification under the Asset Purchase Agreement, dated October 1, 2009, (the “Asset Purchase Agreement”) among JM, the Company and AUS. On June 11, 2013, BP, JM and the Company entered into a settlement agreement and mutual release pursuant to which they settled all claims. The settlement agreement had no material impact on the Company. Under the indemnification clauses of the Asset Purchase Agreement, the Company may be liable for legal expenses incurred by JM. These legal costs may be offset against funds withheld by JM from the acquisition of AUS.

        In connection with the Asset Purchase Agreement, JM presented the Company with an indemnification claim seeking recovery of the net amount of $0.9 million after offsetting the funds withheld by JM from the acquisition of AUS. These claims are for matters relating to various customer contracts that JM purchased, including the BP contract discussed above. The Company and JM have entered into discussions relating to the application of offsets and the validity of the claims presented. The Company initially offered a settlement amount of $0.2 million and had accrued for this estimated liability during 2013. Recently, the Company offered a settlement amount of $0.7 million, and as a result, an additional accrual for the increase in this estimated liability was recorded in discontinued operations during 2014. Since the discussions are ongoing, the ultimate costs associated with this matter cannot be determined at this time.

In presenting discontinued operations for the Reno Business and AUS, general corporate overhead expenses that have been allocated historically to the Reno Business for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for discontinued operations for the years ended December 31, 2014 and 2013.

	Years Ended December 31,

	2014	2013
Revenue	$2,986	$3,483
Expenses (1)	(3,381)	(3,725)
Gain on sale of the Reno Business	172	-
Pre-tax loss	(223)	(242)
Income tax expense	-	13
Net loss from discontinued operations	$(223)	$(255)

(1) Includes accruals and related costs of $0.5 million and $0.3 million during the years ended December 31, 2014 and 2013, respectively, to increase the Company’s estimated liability to settle its ongoing indemnification matters with JM associated with the sale of AUS in 2009.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

19.    Subsequent Event

Expanding Commercialization Opportunities in the Asia Territory

On March 13, 2015, the Company further amended its agreements with TKK and TCC to, among other things, enable it to sell in the Territory (i) coated substrates or certain catalytic materials utilizing the technology that the Company sold to TKK for a 4% royalty to TKK; (ii) coated substrates and certain catalytic materials utilizing solely new technology developed by the Company after it sold TKK the prior technology, as well as licenses of such technology related to catalysts for heavy-duty commercial vehicles and applications and light duty vehicles, for a 3% royalty to TKK; (iii) products used in vehicles without a royalty, provided that the ultimate user of the vehicle which contains the product purchases the vehicle outside the Territory; (iv) limited quantities of coated substrates or certain catalytic materials sold for the purpose of customer testing, evaluation and approval without a royalty; (v) limited quantities of coated substrates sold during an extended period of time after mass production ends for a specified vehicle model year program without a royalty.

Pursuant to the terms of the amendment, once an aggregate amount of approximately $16.6 million in royalties has been paid by the Company to TKK, it may commercialize any technology without a royalty, including inside the Territory.

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of October 20, 2014, between Clean Diesel Technologies, Inc., ECS Holdings, Inc., Engine Control Systems Ltd., and SES USA Inc. (incorporated by reference to Exhibit 2.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on October 21, 2014).
3.1*	Restated Certificate of Incorporation of Clean Diesel Technologies, Inc., as amended through May 23, 2012.

3.2	By-Laws of Clean Diesel Technologies, Inc. as amended through November 6, 2008 (incorporated by reference to Exhibit 3.1 to CDTi’s Quarterly Report on Form 10-Q (SEC file number 001-33710) filed on November 10, 2008).

4.1	Specimen of Certificate for Clean Diesel Technologies, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to CDTi’s Post-Effective Amendment No. 1 to Form S-4 on Form S-3 (SEC file number 333-166865) filed on November 10, 2010).
4.2	Form of Investor Warrant issued on July 3, 2013 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on July 3, 2013).
4.3	Form of Investor Warrant issued on April 4, 2014 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on April 1, 2014).
4.4	Form of Investor Series A Warrant issued on November 7, 2014 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on November 4, 2014).

4.5	Form of Investor Series B Warrant issued on November 7, 2014 (incorporated by reference to Exhibit 4.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on November 4, 2014).

10.1	Joint Research Agreement on Zero Precious Group Metal Catalyst, dated June 8, 2010, between Honda R&D Co., Ltd. and Catalytic Solutions, Inc. and extended by the Memorandum of Joint Research Agreement on Zero Precious Group Metal Catalyst, dated April 1, 2012, between Honda R&D Co., Ltd. and Catalytic Solutions, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014).
10.2	Loan Commitment Letter, dated December 30, 2010, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on January 5, 2011).
10.3	Form of Promissory Note, dated December 30, 2010, issued to Kanis S.A. in an initial aggregate principal amount of $1,500,000 (incorporated by reference to Schedule A to Loan Commitment Letter filed as Exhibit 10.1 to CDTi’s current report on Form 8-K (SEC file number 001-33710) filed on January 5, 2011).
10.4	Amendment of Clean Diesel Technologies, Inc.’s Loan Agreement, dated December 30, 2010, between Kanis S.A. and Clean Diesel Technologies, Inc., dated January 30, 2013 (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on February 1, 2013).
10.5	Letter Agreement with Kanis S.A. dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on June 28, 2013).
10.6	Form of Warrant issued to Kanis S.A., dated February 16, 2012 (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on February 17, 2012).

10.7	Warrant issued to Kanis S.A., dated July 3, 2013 (incorporated by reference to Exhibit 99.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on July 3, 2013).
10.8	Subordinated Convertible Notes Commitment Letter, dated April 11, 2011, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on April 13, 2011).
10.9	Form of 8% Subordinated Convertible Promissory Note, dated April 11, 2011, issued to Kanis S.A. in the initial aggregate principal amount of $3,000,000 (included as Schedule B to Subordinated Convertible Notes Commitment Letter filed as Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on April 13, 2011).
10.10	Amendment of 8% Subordinated Convertible Promissory Note between Clean Diesel Technologies, Inc. and Kanis S.A., dated February 16, 2012 (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on February 17, 2012).
10.11	Second Amendment of 8% Convertible Promissory Note, dated July 27, 2012, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.3 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on August 2, 2012).
10.12	Letter Agreement, dated January 30, 2013, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on February 1, 2013).

10.13	Letter Agreement, dated March 21, 2014, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on March 27, 2014).

10.14	Loan Commitment Letter, dated July 27, 2012, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on August 2, 2012).

10.15	Form of Promissory Note, dated July 27, 2012, issued to Kanis S.A., in the initial aggregate principal amount of $3,000,000 (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on August 2, 2012).
10.16	Form of Warrant issued to Kanis S.A., dated July 27, 2012 (incorporated by reference to Exhibit 10.4 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on August 2, 2012).

10.17*	Letter Agreement dated November 11, 2014 between Clean Diesel Technologies, Inc. and Kanis S.A.

10.18*	Form of Warrant, dated November 11, 2014, issued to Kanis S.A.

10.19	Form of Agreement of Sale of Accounts and Security Agreement, dated February 14, 2011 between Faunus Group International, Inc., one the one hand, and Clean Diesel Technologies, Inc. and certain of its subsidiaries, on the other hand (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on February 16, 2011), as amended by the Omnibus Amendment to Sale of Accounts and Security Agreements and Guaranty Agreement dated August 15, 2012, among Clean Diesel Technologies, Inc., certain of its subsidiaries and Faunus Group International, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on August 21, 2012), and as further amended by the Agreement, dated October 15, 2014, between Engine Control Systems Ltd. and Faunus Group International, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on October 21, 2014).

10.20	Form of Agreement Guaranty, dated February 14, 2011 between Faunus Group International, Inc. and Clean Diesel Technologies, Inc., Clean Diesel International LLC, Catalytic Solutions, Inc., Engine Control Systems, Ltd., Engine Control Systems Limited, Clean Diesel Technologies Limited, Engine Control Systems Europe AB, ECS Holdings, Inc., Catalytic Solutions Holdings, Inc. and CSI Aliso, Inc. (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on February 16, 2011) as amended by the Omnibus Amendment to Sale of Accounts and Security Agreements and Guaranty Agreement dated August 15, 2012, among Clean Diesel Technologies, Inc., certain of its subsidiaries and Faunus Group International, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on August 21, 2012).

10.21	Form of Warrant issued on July 5, 2011 to the underwriters named in the Underwriting Agreement, dated June 28, 2011, by and among Clean Diesel Technologies, Inc., the selling stockholders named therein, and Roth Capital Partners, LLC, as the representative of the underwriters (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on July 1, 2011).
10.22	Joint Venture Agreement, dated February 19, 2013, between Pirelli & C. Ambiente SpA and Clean Diesel Technologies, Inc. (certain portions of the agreement have been redacted and filed separately with the SEC pursuant to a request for confidential treatment, which has been granted) (incorporated by reference to Exhibit 10.1 to CDTi’s Amendment No. 2 to Current Report on Form 8-K (SEC file number 001-33710) filed on May 16, 2013).
10.23	Eco Emission Enterprise srl Liquidation letter, dated November 21, 2013, between Pirelli & C. Ambiente SpA and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.16 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014).
10.24	Letter Agreement with Derek Gray dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on June 28, 2013).
10.25	Form of Underwriter Warrant (incorporated by reference to Exhibit 99.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on July 3, 2013).
10.26†	Employment Agreement dated March 25, 2014, between Pedro J. Lopez-Baldrich and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on March 27, 2014).
10.27†	Employment Agreement dated March 25, 2014, between Christopher J. Harris and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.22 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014), as amended and superseded by the Amended and Restated Employment Agreement, dated December 22, 2014, between Clean Diesel Technologies, Inc. and Christopher J. Harris (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on December 23, 2014).

10.28†	Employment Agreement dated March 8, 2012, between R. Craig Breese and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.21 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 29, 2012).
10.29†	Separation Agreement and Release dated January 24, 2014, between R. Craig Breese and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.24 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014).
10.30†	Employment Agreement, dated May 2, 2012, between Nikhil A. Mehta and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on May 7, 2012).
10.31†	Separation Agreement and Release, dated July 31, 2014, between Nikhil A. Mehta and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on July 31, 2014).
10.32†	Employment Agreement, dated October 17, 2006, between Stephen J. Golden, Ph.D., and CSI (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to CDTi’s Registration Statement on Form S-4/A (SEC file number 001-33710) filed on August 30, 2010).
10.33†	Stock Incentive Plan as amended through May 23, 2012 (incorporated by reference to Appendix A to CDTi’s Definitive Proxy Statement (SEC file number 001-33710) filed on April 23, 2012).
10.34†	Form of U.S. Participant Notice of Grant of Stock Option and Agreement (incorporated by reference to Exhibit 10.3 to CDTi’s Form 10-Q (SEC file number 001-33710) filed on August 9, 2012).
10.35†	Form of Non-U.S. Participant Notice of Grant of Stock Option and Agreement (incorporated by reference to Exhibit 10.4 to CDTi’s Form 10-Q (SEC file number 001-33710) filed on August 9, 2012).

10.36†	Form of Non-Employee Director Notice of Grant of Stock Option and Agreement (incorporated by reference to Exhibit 10.5 to CDTi’s Form 10-Q (SEC file number 001-33710) filed on August 9, 2012).

10.37†	Form of U.S. Participant Notice of Grant of Restricted Share Units and Agreement (incorporated by reference to Exhibit 10.6 to CDTi’s Form 10-Q (SEC file number 001-33710) filed on August 9, 2012).

10.38†	Form of Non-U.S. Participant Notice of Grant of Restricted Share Units and Agreement (incorporated by reference to Exhibit 10.7 to CDTi’s Form 10-Q (SEC file number 001-33710) filed on August 9, 2012).

10.39†	Management Short Term Incentive Plan (incorporated by reference to Exhibit 10.3 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on June 13, 2011).
10.40†	Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on December 18, 2012).
10.41	Second Purchase and Sale Agreement, dated December 18, 2009, between Tanaka Kikinzoku Kogyo K.K. and Catalytic Solutions, Inc. (incorporated by reference to Exhibit 10.37 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014).
10.42	Purchase and Sale Agreement and the Amendment to Purchase and Sale Agreement, each dated December 22, 2008, between Tanaka Kikinzoku Kogyo K.K. and Catalytic Solutions, Inc. (incorporated by reference to Exhibit 10.38 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014).

10.43	New Shareholders Agreement, dated December 18, 2009, between Tanaka Holdings Co., Ltd. (formerly Tanaka Holdings K.K.), Tanaka Kikinzoku Kogyo K.K., Catalytic Solutions, Inc. and TC Catalyst, Inc. (incorporated by reference to Exhibit 10.39 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014).
10.44*	TKK-CDTi Addendum Agreement, dated March 13, 2015, between Tanaka Holdings Co., Ltd., Tanaka Kikinzoku Kogyo K. K., TC Catalyst, Inc. and Catalytic Solutions, Inc.
10.45	Form of Subscription Agreement, dated April 1, 2014, between the Company and the investors in the offering (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on April 1, 2014).
10.46	Confidential Settlement Agreement and General Release, dated March 13, 2014, between Ann B. Ruple and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.2 to CDTi’s Form 10-Q (SEC file number 001-33710) filed on May 8, 2014).
10.47	Form of Subscription Agreement, dated November 4, 2014, between the Company and the investors in the offering. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on November 4, 2014).
10.48	Placement Agent Agreement, dated November 4, 2014, between the Company and Cowen and Company, LLC. (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on November 4, 2014).
10.49†	Employment Agreement, dated December 22, 2014, between Clean Diesel Technologies, Inc. and David E. Shea (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on December 23, 2014).
10.50	Placement Agent Agreement, dated April 1, 2014, between Clean Diesel Technologies, Inc., Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on April 1, 2014).
21*	Subsidiaries of Clean Diesel Technologies, Inc.

23*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Christopher J. Harris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David E. Shea pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement