Form 10-Q
period 2015-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2015-05-12
CIK 949428

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 14,194,702.

CLEAN DIESEL TECHNOLOGIES, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report on Form 10-Q, the terms “CDTi” or the “Company” or “we,” “our” and “us” refer to Clean Diesel Technologies, Inc. and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties, as well as assumptions, which could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements generally are identified by the words “may,” “will,” “project,” “might,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “should,” “could,” “would,” “strategy,” “plan,” “continue,” “pursue,” or the negative of these words or other words or expressions of similar meaning. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. These forward-looking statements are based on information available to us, are current only as of the date on which the statements are made, and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. For examples of such risks and uncertainties, please refer to the discussion under the caption “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2015 and important factors discussed in this report and our other filings with the SEC, including without limitation the following:

•

We have incurred losses and have not experienced positive cash flows from operations in the past, and our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern in their reports on our financial statements for the years ended December 31, 2014 and 2013. Our ability to achieve profitability and positive cash flows from operations, or finance negative cash flows from operations, could depend on reductions in our operating costs, which may not be achievable, or from increased sales, which may not occur;

•

We could require additional working capital to maintain our operations in the form of funding from outside sources which may be limited, difficult to obtain, or unavailable on acceptable terms or not available at all, or in the case of an offering of common stock or securities convertible into or exercisable for common stock, may result in dilution to our existing stockholders;

•

Future growth of our business depends, in part, on the general availability of funding for emissions control programs, enforcement of existing emissions-related environmental regulations, further tightening of emission standards worldwide, market acceptance of our catalyst products, and successful product verifications;

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

•

We cannot assure you that we will be successful in our transition into an advanced materials supplier or that those efforts will have the intended effect of increasing profitability;

•

We may not be able to successfully market new products that are developed or obtain verification or approval of our new products;

•

We depend on intellectual property and the failure to protect our intellectual property could adversely affect our future growth and success;

•

We are subject to restrictions and must pay a royalty on certain sales of our products and technology in specified countries in Asia;

ii

•

If we are unable to attract and retain qualified personnel, it will harm the ability of our business to grow;

•

We have entered into contractual agreements in connection with the sale of certain of our assets, which may expose us to liability for claims for indemnification under such agreements;

•

Our results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control; and

•

We face constant changes in governmental standards by which our products are evaluated as well as competition and technological advances by competitors.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$ 4,250	$ 7,220
Accounts receivable, net	4,361	2,875
Inventories	6,032	6,298
Prepaid expenses and other current assets	942	2,130
Total current assets	15,585	18,523
Property and equipment, net	1,354	1,357
Intangible assets, net	2,403	2,662
Goodwill	4,874	5,177
Other assets	603	620
Total assets	$ 24,819	$ 28,339

LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Line of credit	$ 3,105	$ 2,841
Accounts payable	3,982	3,022
Accrued expenses and other current liabilities	6,549	6,189
Income taxes payable	684	1,459
Total current liabilities	14,320	13,511
Shareholder notes payable	7,500	7,476
Deferred tax liability	331	359
Total liabilities	22,151	21,346
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: authorized 24,000,000; issued and outstanding 14,187,202 and 14,152,772 shares at March 31, 2015 and December 31, 2014, respectively	142	142
Additional paid-in capital	200,948	200,771
Accumulated other comprehensive loss	(4,338)	(2,865)
Accumulated deficit	(194,084)	(191,055)
Total stockholders’ equity	2,668	6,993
Total liabilities and stockholders’ equity	$ 24,819	$ 28,339

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$10,341	$11,579
Cost of revenues	7,523	7,839
Gross profit	2,818	3,740
Operating expenses:
Selling, general and administrative	3,407	3,577
Research and development	2,119	1,296
Severance and other charges	6	343
Total operating expenses	5,532	5,216
Loss from continuing operations	(2,714)	(1,476)
Other income (expense):
Interest expense	(276)	(304)
Other income (expense), net	118	(1,814)
Total other expense	(158)	(2,118)
Loss from continuing operations before income taxes	(2,872)	(3,594)
Income tax expense from continuing operations	157	237
Net loss from continuing operations	(3,029)	(3,831)
Net loss from discontinued operations	-	(5)
Net loss	(3,029)	(3,836)
Foreign currency translation adjustments	(1,473)	(437)
Comprehensive loss	$(4,502)	$(4,273)

Basic and diluted net loss per common share:
Net loss from continuing operations	$(0.21)	$(0.39)
Net loss from discontinued operations	-	-
Net loss	$(0.21)	$(0.39)
Basic and diluted weighted average shares outstanding	14,156	9,758

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$ (3,029)	$ (3,836)
Net loss from discontinued operations	-	5
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	224	256
Stock-based compensation expense	180	111
Loss on change in fair value of liability-classified warrants	529	2,051
Gain on foreign currency transactions	(589)	(162)
Other	(22)	8
Changes in operating assets and liabilities:
Accounts receivable	(1,617)	(574)
Inventories	(27)	(210)
Prepaid expenses and other assets	665	(284)
Accounts payable, accrued expenses and other current liabilities	658	699
Income taxes	41	389
Cash used in operating activities of continuing operations	(2,987)	(1,547)
Cash used in operating activities of discontinued operations	-	(72)
Net cash used in operating activities	(2,987)	(1,619)
Cash flows from investing activities:
Purchases of property and equipment	(131)	(78)
Net cash used in investing activities	(131)	(78)
Cash flows from financing activities:
Net borrowings under demand line of credit	264	426
Proceeds from exercise of warrants	-	1,000
Other	-	(18)
Net cash provided by financing activities	264	1,408
Effect of exchange rates on cash	(116)	(23)
Net change in cash	(2,970)	(312)
Cash at beginning of period	7,220	3,909
Cash at end of period	$ 4,250	$ 3,597

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Description of Business

Clean Diesel Technologies, Inc. (“CDTi” or the “Company”) currently commercializes its material technology by manufacturing and distributing light duty vehicle catalysts and heavy duty diesel emissions control systems and products to major automakers, distributors, integrators and retrofitters. Further, CDTi is evolving from being a niche manufacturer of emissions control solutions for the motor vehicle OEM, retrofit and aftermarket markets to becoming an advanced materials technology provider for these markets. CDTi’s business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. It has operations in the United States (“U.S.”), Canada, the United Kingdom, France, Japan and Sweden as well as an Asian investment.

2.

  Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $194.1 million at March 31, 2015. The Company has funded its operations through asset sales, credit facilities and other borrowings and equity sales.

At March 31, 2015, the Company had $4.3 million in cash, and based upon the Company’s current and anticipated usage of cash resources, it may require additional financing in the form of funding from outside sources during 2015. The Company will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. The Company’s continuation as a going concern is dependent upon its ability to obtain adequate additional financing, which the Company has successfully secured since inception, including financing from equity sales and asset divestitures. However, there is no assurance that the Company will be able to achieve projected levels of revenue and maintain access to sufficient working capital, and accordingly, there is substantial doubt as to whether the Company’s existing cash resources and working capital are sufficient to enable it to continue its operations for the next twelve months.

The Company has a $7.5 million secured demand financing facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”) that terminates on August 15, 2015 and may be extended at the Company’s option for additional one-year terms. However, FGI can cancel the facility at any time. At March 31, 2015, the Company had $3.1 million in borrowings outstanding under this facility with $4.4 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

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

On July 3, 2013, the Company sold 1,730,000 units pursuant to the Shelf Registration for $1.25 per unit, with each unit consisting of one share of common stock and one half of a warrant to purchase one share of common stock with an exercise price of $1.25 per share. The Company received net proceeds of $1.7 million after deducting discounts and commissions to the underwriter and offering expenses. In the first quarter of 2014, warrant holders exercised an aggregate of 800,000 of the warrants issued in this offering at an exercise price of $1.25 per share for proceeds of $1.0 million.

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

On November 4, 2014, the Company entered into subscription agreements to sell 1,385,000 shares of common stock and warrants to purchase up to an aggregate of 388,393 shares of common stock with an exercise price of $3.25 per share (the “Series A Warrants”), for a combined purchase price of $2.80 per share and 0.28 of one Series A Warrant, and other warrants to purchase up to an aggregate of 168,571 shares of common stock with an exercise price of $0.01 per share (the “Series B Warrants”) for a purchase price of $2.79 per Series B Warrant, pursuant to the Shelf Registration. The Company received net proceeds of $3.8 million after deducting placement agent fees and other offering expenses.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On November 11, 2014, the Company and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed to amend the terms of the outstanding loans, in the aggregate principal amount of $7.5 million, made to the Company, such that (i) the maturity dates of all outstanding loans were extended to October 1, 2016; and (ii) the early redemption feature applicable to one of the outstanding loans was removed.

3.   Summary of Significant Accounting Policies

a.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been reflected. Intercompany transactions and balances have been eliminated in consolidation. The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The preparation of financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates.

Discontinued Operations

In October 2014, the Company completed the sale of substantially all of the assets of its Reno Business, and the operations of this business were classified as discontinued operations for all periods presented in this report. Discontinued operations also includes accruals and related costs for the Company’s estimated liability to settle its ongoing indemnification matters with Johnson Matthey (“JM”) associated with the sale of Applied Utility Systems, Inc. (“AUS”), a former subsidiary of the Company, in 2009. In the statements of cash flows, the cash flows of discontinued operations are separately classified and aggregated.

For additional information, refer to Note 13, “Discontinued Operations”.

All discussions and amounts in the consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted.

b.   Concentration of Risk

For the three months ended March 31, 2015 and 2014, one automotive OEM customer within the Catalyst segment accounted for 59% and 44%, respectively, of the Company’s revenues. This customer accounted for 43% and 50% of the Company’s accounts receivable at March 31, 2015 and December 31, 2014, respectively. No other customers accounted for 10% or more of the Company’s revenues or accounts receivable for these periods.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

		Three Months Ended
		March 31,
Vendor	Supplies	2015	2014
A	Substrates	39%	19%
B	Substrates	11%	*
C	Substrates	*	10%
D	Catalysts	*	20%

* less than 10%

c.   Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares include employee stock options and restricted share units and warrants and debt that are convertible into the Company’s common stock. Because the Company incurred net losses in the three months ended March 31, 2015 and 2014, the effect of potentially dilutive securities has been excluded in the computation of net loss per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 2.5 million and 1.9 million shares during the three months ended March 31, 2015 and 2014, respectively.

d.   Fair Value Measurements

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

The Company records its liability-classified warrants at fair value in accordance with the fair value measurement framework. For additional information, refer to Note 10, “Warrants”. The valuation inputs hierarchy classification for the warrant liability measured at fair value on a recurring basis is summarized as follows (in thousands):

Warrant liability	Level 1	Level 2	Level 3
March 31, 2015	-	-	$ 2,003
December 31, 2014	-	-	$ 1,474

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Balance at beginning of period	$ 1,474	$ 939
Exercise of common stock warrants	-	(2,505)
Remeasurement of common stock warrants	529	2,051
Balance at end of period	$ 2,003	$ 485

e.   Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair values of the Company’s cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of the line of credit approximates its carrying value due to the variable interest rates. The fair value of shareholder notes payable calculated using level 3 inputs, using a Black-Scholes option-pricing model to value the debt’s conversion factor and a net present value model was $7.7 million at March 31, 2015 and December 31, 2014.

f.   Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)". ASU No. 2014-09 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. It is currently scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. ASU No. 2014-09 provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. Early adoption is not permitted. In April 2015, the FASB issued a proposal that would defer ASU No. 2014-09 by one year, but it would permit all entities to adopt the standard as of the original effective date. The Company is currently in the process of evaluating the impact of the adoption of ASU No. 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU No. 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. It is effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. Early adoption is permitted. The Company has not elected to early adopt, and it is currently in the process of evaluating the impact of the adoption of ASU No. 2014-15 on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be reported on the consolidated statements of financial condition as a direct deduction from the carrying amount of that debt liability. It is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period with early application permitted for financial statements that have not been previously issued. The Company has not elected to early adopt, and it does not expect the impact of the adoption of ASU No. 2015-03 to be material to its consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.   Inventories

      Inventories consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$ 2,559	$ 2,744
Work in process	1,047	902
Finished goods	2,426	2,652
	$ 6,032	$ 6,298

5.   Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the three months ended March 31, 2015 was due to the effect of foreign currency translation.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Useful Life	March 31,	December 31,
	in Years	2015	2014
Trade name	15 - 20	$ 1,239	$ 1,293
Patents and know-how	5 - 12	4,268	4,529
Customer relationships	4 - 8	767	837
		6,274	6,659
Less accumulated amortization		(3,871)	(3,997)
		$ 2,403	$ 2,662

The Company recorded amortization expense related to amortizable intangible assets of $0.1 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2015	$417
2016	$463
2017	$454
2018	$163
2019	$163
2020	$163

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued salaries and benefits	$ 1,229	$ 1,115
Accrued severance and other charges (1)	462	602
Accrued warranty (2)	343	373
Warrant liability (3)	2,003	1,474
Accrued indemnification settlement (4)	650	650
Liability for consigned precious metals	510	565
Other	1,352	1,410
	$ 6,549	$ 6,189

(1) For additional information, refer to Note 6, "Severance and Other Charges".
(2) For additional information, refer to Note 7, "Accrued Warranty".
(3) For additional information, refer to Note 9, "Warrants".
(4) For additional information, refer to Note 12, "Discontinued Operations".

7.   Severance and Other Charges

Severance and other charges consist of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Employee severance expense	$ 6	$ 35
Lease exit costs	-	43
Legal settlements	-	265
Total severance and other charges	$ 6	$ 343

The following summarizes the activity in the Company’s accrual for severance and other charges (in thousands):

		Lease Exit
	Severance	Costs	Total
December 31, 2014	$ 523	$ 79	$ 602
Provision	6	-	6
Payments	(129)	(17)	(146)
March 31, 2015	$ 400	$ 62	$ 462

The Company expects to pay substantially all of the accrued amounts by the third quarter of 2015.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.   Accrued Warranty

The following summarizes the activity in the Company’s accrual for product warranty (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Balance at beginning of period	$ 373	$ 453
Accrued warranty expense	125	230
Warranty claims paid	(122)	(212)
Translation adjustment	(33)	(13)
Balance at end of period	$ 343	$ 458

9.   Debt

Debt consists of the following (in thousands):

	March 31,	December 31,
	2015	2014
Line of credit with FGI	$ 3,105	$ 2,841
$1.5 million, 8% shareholder note due 2016 (1)	1,605	1,598
$3.0 million, 8% subordinated convertible shareholder notes due 2016 (1)	2,954	2,947
$3.0 million, 8% shareholder note due 2016 (1)	2,941	2,931
	10,605	10,317
Less current portion	(3,105)	(2,841)
	$ 7,500	$ 7,476

(1) The aggregate amount of unamortized debt discount was $0.1 million and $0.2 million at March 31, 2015 and December 31, 2014, respectively.

Line of Credit with FGI

At March 31, 2015, the Company had $2.8 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $1.9 million. At March 31, 2015, the Company also had $1.2 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at March 31, 2015. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

10. Warrants

Warrants outstanding and exercisable are summarized as follows:

	Shares	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding and exercisable at March 31, 2015 and December 31, 2014	1,610,069	$ 3.54	$1.25 - $10.40

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company determines the fair value of its warrant liability using the Black-Scholes option-pricing model unless the warrants are subject to market conditions, in which case it uses a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that market conditions will be achieved. These models are dependent on several variables, such as the warrant’s expected term, expected strike price, expected risk-free interest rate over the expected term of the instrument, expected dividend yield rate over the expected term and the expected volatility. The expected strike price for warrants with full-ratchet down-round price protection is based on a weighted average probability analysis of the strike price changes expected during the term as a result of the full-ratchet down-round price protection.

Due to the significant change in the Company following its business combination with Catalytic Solutions, Inc. (the “Merger”), CDTi’s pre-Merger historical price volatility was not considered representative of expected volatility going forward. Therefore, for warrants with an expected term that required a volatility look-back that pre-dated the Merger, the Company used an estimate based upon a weighted average of implied and historical volatility of a portfolio of peer companies and CDTi’s post-Merger historical volatility for the valuation of these warrants. For warrants with an expected term that did not require a volatility look-back that pre-dated the Merger, CDTi’s post-Merger historical price volatility was considered representative of expected volatility, and accordingly, only CDTi’s historical volatility was used for the valuation of these warrants. The expected life is equal to the remaining contractual life of the warrants.

The assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability for these warrants are as follows:

	March 31, 2015	December 31, 2014

Issued April 2014
Number of warrants	812,000	812,000
CDTi stock price	$1.82	$1.81
Strike price	$4.20	$4.20
Expected volatility (1)	127.7%	86.6%
Risk-free interest rate	1.3%	1.6%
Dividend yield	-	-
Expected life in years	4.5	4.8
Issued November 2014
Number of warrants	388,393	388,393
CDTi stock price	$1.82	$1.81
Strike price	$3.25	$3.25
Expected volatility (1)	127.7%	86.5%
Risk-free interest rate	1.3%	1.6%
Dividend yield	-	-
Expected life in years	4.6	4.9

(1) At March 31, 2015, the Company's post-Merger historical volatility began to be considered representive of expected volatility for these warrants.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability for warrants with full-ratchet down-round protection are as follows:

	March 31, 2015	December 31, 2014

Issued July 2013
Number of warrants	159,000	159,000
CDTi stock price	$1.82	$1.81
Strike price	$1.25	$1.25
Expected volatility	98.0%	103.6%
Risk-free interest rate	1.0%	1.2%
Dividend yield	-	-
Expected life in years	3.3	3.5
Issued November 2014
Number of warrants	80,000	80,000
CDTi stock price	$1.82	$1.81
Strike price	$1.75	$1.75
Expected volatility (1)	113.7%	77.0%
Risk-free interest rate	1.3%	1.6%
Dividend yield	-	-
Expected life in years	4.6	4.9

(1) At March 31, 2015, the Company's post-Merger historical volatility began to be considered representive of expected volatility for these warrants.

The warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, is re-measured at the end of each reporting period with changes in fair value recognized in other income (expense) in the accompanying unaudited condensed consolidated statements of comprehensive loss. Upon the exercise of a warrant that is classified as a liability, the fair value of the warrant exercised is re-measured on the exercise date and reclassified from warrant liability to additional paid-in capital. For additional information regarding the fair value of the warrant liability, amounts recognized in other income (expense) and amounts reclassified to additional paid-in capital upon exercise, refer to the warrant liability reconciliation in Note 3(d), “Summary of Significant Accounting Policies—Fair Value Measurements”.

11.   Commitments and Contingencies

        The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of March 31, 2015, nor is it possible to estimate what litigation-related costs will be in the future.

For information related to commitments and contingencies related to AUS, a former subsidiary of the Company that was sold in 2009, refer to Note 13, “Discontinued Operations”.

12. Segment Reporting and Geographic Information

The Company has two business division segments based on the products it delivers:

Heavy Duty Diesel Systems division—The Heavy Duty Diesel Systems division designs and manufactures verified exhaust emissions control solutions. This division offers a full range of products for the verified retrofit and non-retrofit OEM and replacement markets through its distributor/dealer network and direct sales. These products are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. The retrofit market in the U.S. is driven in particular by state and municipal environmental regulations and incentive funding for voluntary early compliance. The Heavy Duty Diesel Systems division derives significant revenues from retrofit with a portfolio of solutions verified by the California Air Resources Board and the United States Environmental Protection Agency.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Catalyst division —The Catalyst division develops and produces catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications. The Catalyst Division developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no platinum group metals to provide increased catalytic function and value for technology-driven automotive industry customers. The Catalyst division’s technical and manufacturing competence in the light duty vehicle market is aimed at meeting auto makers’ most stringent requirements, and it has supplied over eleven million parts to light duty vehicle customers since 2001. The Catalyst division also provides catalyst formulations for the Company’s Heavy Duty Diesel Systems division. Intersegment revenues are based on market prices.

        Corporate—Corporate includes cost for personnel, insurance and public company expenses such as legal, audit and taxes that are not allocated down to the operating divisions.

Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues
Heavy Duty Diesel Systems	$ 4,152	$ 6,275
Catalyst	6,811	5,811
Eliminations (1)	(622)	(507)
Total	$ 10,341	$ 11,579

Income (loss) from operations
Heavy Duty Diesel Systems	$ (378)	$ 296
Catalyst	(558)	222
Corporate	(1,710)	(1,974)
Eliminations (1)	(68)	(20)
Total	$ (2,714)	$ (1,476)

(1) Elimination of Catalyst revenue and profit in ending inventory related to sales to Heavy Duty Diesel Systems.

Net sales by geographic region based on the location of sales organization is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
United States	$ 6,347	$ 5,414

Canada	3,122	5,027
Europe	872	1,138
Total international	3,994	6,165
Total revenues	$ 10,341	$ 11,579

13. Discontinued Operations

The Reno Business

On October 20, 2014, the Company completed the sale of its Reno Business for $1.3 million in cash. The net assets held for sale of the Reno Business were eliminated from the Company’s balance sheet as of the sale date, and the Company recognized a gain of $0.2 million. Historically, the Reno Business was a component of the Company’s Heavy Duty Diesel Systems division.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Applied Utility Systems, Inc.

The Company is undergoing a sales and use tax audit by the State of California (the “State”) on AUS for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.5 million, inclusive of interest. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State. On August 12, 2013, the Company appeared at an appeals conference with the State Board of Equalization (“BOE”). On July 21, 2014, the Company received a Decision and Recommendation (“D&R”) from the BOE. The D&R’s conclusion was that the basis for the calculation of the aforementioned $1.5 million tax due should be reduced from $12.2 million to $9.0 million with a commensurate reduction in the tax owed to the State. Regardless of this finding, the Company continues to believe that it will prevail in this matter, as it believes that the State did not adequately address the legal arguments related to the Company’s acceptance of the valid resale certificate from its customer. The Company has not agreed to these findings, and therefore, it will be appealing at a higher level at the BOE. Based on a re-audit, the BOE lowered the tax due to $0.8 million, inclusive of interest. However, the Company continues to not agree with these findings based on the aforementioned reasons, and it will continue with the appeals process. Accordingly, no accrual has been recorded for this matter as the Company does not assess a loss as being probable. Should the Company not prevail in this matter, it will pursue reimbursement from the customer for all assessments from the State.

On November 15, 2013, BP Products North America (“BP”) instituted claims against Johnson Matthey (“JM”) as the parent company of and purchaser of Applied Utility Systems, Inc. (“AUS”), a former subsidiary of the Company. On May 12, 2010, JM tendered to the Company a claim for indemnification under the Asset Purchase Agreement dated October 1, 2009 (the “Asset Purchase Agreement”) among JM, the Company and AUS. On June 11, 2013, BP, JM and the Company entered into a settlement agreement and mutual release pursuant to which they settled all claims. This settlement agreement had no material impact on the Company. Under the indemnification clauses of the Asset Purchase Agreement, the Company may be liable for legal expenses incurred by JM. These legal costs may be offset against funds withheld by JM from the acquisition of AUS.

In connection with the Asset Purchase Agreement, on October 1, 2009, JM presented the Company with an indemnification claim seeking recovery of the net amount of $0.9 million after offsetting the funds withheld by JM from the acquisition of AUS. These claims are for matters relating to various customer contracts that JM purchased, including the BP contract discussed above. The Company and JM have entered into discussions relating to the application of offsets and the validity of the claims presented. The Company initially offered a settlement amount of $0.2 million during the fourth quarter of 2013, and during the third and fourth quarters of 2014, it offered increases to the settlement amount that have now increased its total settlement offer to $0.7 million. The expense for the value of these settlement offers was recorded in discontinued operations at the time that each offer was made, and the associated liability was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. Since the discussions are ongoing, the ultimate costs associated with this matter cannot be determined at this time.

In presenting discontinued operations, general corporate overhead expenses that have been historically allocated to the Reno Business for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for discontinued operations for the three months ended March 31, 2014.

Three Months Ended
March 31, 2014
Revenue	$ 883
Expenses	(888)
Net loss from discontinued operations	$ (5)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Refer to the “Cautionary Note Concerning Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, as a result of many important factors, including those set forth in Part I —Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

References to “Notes” are notes included in the unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.

Overview

      Our business is evolving from being a niche manufacturer of emissions control solutions for the motor vehicle OEM, retrofit and aftermarket markets to becoming an advanced materials technology provider for these markets. Our advanced materials technology is comprised of our low platinum group metal, or PGM, catalysts, including synergized-PGM, or SPGM™, and our zero-PGM, or ZPGM™, catalysts. Recently, we announced that testing was underway for new generation catalyst technologies, including our Spinel™ technology, which is a platform based on proprietary materials incorporating various base metals that replace costly PGMs and rare earth metals in coatings on vehicle catalytic converters. Once verified, we intend to commercialize our new catalyst technologies by supplying proprietary powders and/or licenses to other vehicle catalyst manufacturers, as well as manufacturing catalysts for select customers in our existing facilities. We believe that this business model will allow us to achieve greater scale and higher return on our technology investment than in the past. Recent preliminary engine and vehicle test results for our SPGM™ diesel oxidation catalyst, or DOC, technology indicate the achievement of emission control and system performance comparable to a leading OEM catalyst product while reducing PGM usage by over 80%.

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

        Catalyst: Utilizing our advanced materials technology platform, we develop and produce catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of costly PGMs to operate efficiently. Using our proprietary mixed-phase catalyst, or MPC®, technology, we have developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no PGM content. We expect that our next-generation technologies will enable further advances in catalyst performance and further reductions in PGM usage. Our technical and manufacturing capabilities have been established to meet automakers’ most stringent requirements. Since 2001, we have supplied over eleven million parts to light duty vehicle OEM customers. Our Catalyst division is also a supplier of products for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for 60% and 46% of the total consolidated revenues for the three months ended March 31, 2015 and 2014, respectively.

Heavy Duty Diesel Systems: We specialize in the design and manufacture of verified exhaust emissions control solutions, and we offer a full range of products for the verified retrofit and non-retrofit OEM and aftermarket markets through our distribution/dealer network and direct sales. We believe we offer one of the industry’s most comprehensive portfolios of emissions control systems for use in engine retrofit programs that have been evaluated and verified as compliant with applicable regulations by the United States, or U.S., Environmental Protection Agency, or EPA, and the California Air Resources Board, or CARB, as well as by regulators in several European countries. Recently, we launched our DuraFit™ OEM replacement diesel particulate filters, which leverage our proprietary catalyst technology within the medium and heavy duty vehicle parts replacement market, a new market segment for us. Sales of emissions control systems by our Heavy Duty Diesel Systems division are driven by the regulation of diesel emissions, particularly in the State of California. Revenues from our Heavy Duty Diesel Systems division accounted for 40% and 54% of the total consolidated revenues for the three months ended March 31, 2015 and 2014, respectively.

Strategy

        Our strategy is to transition from being a niche manufacturer of emissions control solutions for the motor vehicle OEM, retrofit and aftermarket markets to becoming an advanced materials technology provider for these markets. In support of this strategy, we have filed a significant number of patents that underpin next-generation technology for our advanced low-PGM catalysts, including SPGM™, and our ZPGM™ catalysts. We were recently awarded two significant patents for our new Spinel™ technology, a proprietary clean emissions exhaust platform aimed at improved catalytic performance, which we believe will dramatically reduce the cost of compliance with more stringent clean-air requirements. This is becoming increasingly relevant as new standards, such as the EPA’s Tier 3, become effective and are expected to require increased loadings of PGMs to achieve compliance with conventional formulation technology.

        We are currently conducting vehicle testing to validate our next-generation technologies for specific introductory products for global OEMs, with a goal of accelerating broad commercialization of this technology. Once validated, we intend to make our new catalyst technologies available to OEMs and other catalytic coaters for potential use in proprietary powder form and/or through licensing. We foresee multiple paths to market our new technologies to complement our existing business model. Recent preliminary engine and vehicle test results for our SPGM™ DOC technology indicate the achievement of emission control and system performance comparable to a leading OEM catalyst product while reducing PGM usage by over 80%.

We plan to continue to maintain our current world-class manufacturing capability, and deploy it selectively where it adds value for our customers; to explore new joint ventures and partnerships; and to pursue new verticals. We intend to continue to evaluate and refine our strategic plan in order to seize opportunities as they arise.

Since 2013, we have filed over 100 patents pertaining to our advanced low-PGM and ZPGM™ catalysts. The development of our advanced low-PGM and ZPGM™ catalysts utilizing our new technologies and their commercialization is a strategic priority and will require investment in research, development, marketing and sales.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, product warranty reserves, accounting for income taxes, goodwill, impairment of long-lived assets other than goodwill, stock-based compensation and liability-classified warrants have the greatest potential impact on our unaudited condensed consolidated financial statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Guidance

Refer to Note 3(f), “Summary of Significant Accounting Policies—Recent Accounting Pronouncements”.

Factors Affecting Future Results

Technology Strategy

         Our strategy is to transition from being a niche manufacturer of emissions control solutions for the motor vehicle OEM, retrofit and aftermarket markets to becoming an advanced materials technology provider for these markets. In support of this strategy, we have filed a significant number of patents that underpin next-generation technology for our advanced low-PGM catalysts, including SPGM™, and our ZPGM™ catalysts. It is our intention to invest in developing and commercializing these catalyst technologies. As a consequence, we anticipate that we will continue to expand our intellectual property portfolio with additional patents in 2015 and beyond. In addition, we will invest in other development and marketing activities, including hiring of personnel and incurring outside testing and consulting expenses in support of our technology strategy that could result in higher operating expenses. As the development of our intellectual property portfolio has recently begun to ramp, we cannot be certain of the timing of future technology commercialization and customer acceptance, if at all.

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

DuraFit™

In the third quarter of 2014, we introduced CDTi's DuraFit™ OEM replacement diesel particulate filters through independent distributors to provide an alternative to OEM manufactured parts. According to market analysis firm Power System Research, manufacturers in North America have produced an average of 250,000 heavy duty on-road diesel vehicles equipped with diesel particulate filters each year since 2007 to comply with EPA requirements. The typical OEM warranty on diesel particulate filters is 5 years and has expired for many of these vehicles with more continuing to expire in the coming years. As 2007 and newer diesel particulate filters from OEMs fail and require replacement, non-OEM diesel particulate filters will be needed as replacements. According to a 2012 industry report, the market for medium and heavy duty vehicle after-treatment maintenance and repair is projected to grow from $0.3 billion in 2010 to $3.0 billion by 2017. As expected, sales from these products were modest in 2014, with increased sales expected in 2015 and beyond.

Customer Dependency

Historically, we have derived a significant portion of our revenue from a limited number of customers. For example, sales to Honda represented 59% of our revenues for the three months ended March 31, 2015 and 52% of our revenues for the year ended December 31, 2014. While we continually seek to broaden our customer base, it is likely that for the foreseeable future we will remain dependent on Honda to supply a substantial portion of our revenue. Manufacturers typically seek to have two or more sources of critical components. However, there can be no assurance that manufacturers for which we are a shared supplier will not sole source the products we supply. Once our product is designed into a vehicle model, we generally supply our component for the life of that model. There can be no assurance, however, that our customers will retain us for a full model term. In this regard, relationships with our customers are based on purchase orders rather than long-term formal supply agreements and customers can discontinue or materially reduce orders without warning or penalty. In addition, while new models tend to remain relatively stable for a few years, there can be no assurance that manufacturers will not change models more rapidly, or change the performance requirements of components used in those models, and use other suppliers for these new or revised models.

Our business with Honda has grown steadily in the last few years as we have expanded the sale of our catalyst solutions from four passenger vehicle models in 2012 to seven models in 2014. In conjunction with our longstanding relationship with Honda, we entered into a joint research agreement with the motorcycle division of Honda regarding the development of ZPGM™ catalysts for motorcycles. The agreement was signed in 2010, extended in 2012 and expired in March 2014, although confidentiality provisions continue to survive. The agreement provides that technology within the scope of the agreement developed solely by one party is owned by that party, and that technology within the scope of the agreement that is jointly developed by both parties is jointly owned. The parties are in the process of assessing what technology, if any, developed during the term of the agreement is jointly owned. While we believe that core technology within the scope of the agreement was developed solely by us, there can be no assurance that our belief will not be challenged or invalidated. To the extent that Honda is a joint owner of critical technology developed under the agreement, Honda (including its automotive division) might not be required to pay us a license or royalty fee for use of the jointly owned technology; Honda may be able to manufacture its own catalysts based on the jointly owned technology; and Honda may be able to license the jointly owned technology to others without our consent. In addition, under the terms of the agreement, we may not be able to license jointly owned technology to others without Honda’s consent. Our inability to license jointly owned technology to others could adversely affect our technology licensing strategy. Further, as noted above, we do not have long-term supply agreements with Honda, and accordingly, Honda could terminate its relationship with us at any time for any reason.

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

In addition, our business, operations, results of operation and financial condition may be affected by other factors, including those discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, and our other filings with the Securities and Exchange Commission, or SEC.

Results of Operations

     The tables in the discussion that follow are based upon the way we analyze our business. For additional information regarding our business divisions, refer to Note 12, “Segment Reporting”.

Revenues

	Three Months Ended March 31,
		% of		% of
		Total		Total	Change
	2015	Revenues	2014	Revenues	$	%
	($ in thousands)
Heavy Duty Diesel Systems	$ 4,152	40%	$ 6,275	54%	$ (2,123)	(34)%
Catalyst	6,811	66%	5,811	50%	1,000	17%
Intercompany revenues	(622)	(6)%	(507)	(4)%	(115)	(23)%
Total revenues	$ 10,341	100%	$ 11,579	100%	$ (1,238)	(11)%

The decrease in revenues for our Heavy Duty Diesel Systems division was due to a sharp downturn in retrofit due to a compliance deadline in California during the prior year period, partially offset by DuraFit™ sales, which are just beginning to ramp.

Excluding intercompany revenues, the increase in revenues for our Catalyst division was due to an increase in demand from our Japanese OEM customer, including the new model that we announced in March of 2015, which entered production in January of 2015. Further, unit volume for this customer increased by 9% for vehicles currently in mass production.

We eliminate intercompany revenues from the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Gross profit

	Three Months Ended March 31,
		% of		% of	Percentage point change
	2015	Revenues (1)	2014	Revenues (1)	in gross profit margin
	($ in thousands)
Heavy Duty Diesel Systems	$ 1,138	27%	$ 2,241	36%	(9)%
Catalyst	1,746	26%	1,519	26%	0%
Intercompany eliminations	(66)	-	(20)	-	-
Total gross profit	$ 2,818	27%	$ 3,740	32%	(5)%

(1) Division calculations based on division revenues. Total based on total revenues.

The decrease in gross margin for our Heavy Duty Diesel Systems division was a result of the aforementioned decrease in revenues, coupled with the impact of fixed costs. Further, gross margin was impacted by DuraFit™ startup costs and a supply chain that we are in the process of optimizing.

The gross margins for our Catalyst division remained consistent.

Operating expenses

	Three Months Ended March 31,
		% of		% of
		Total		Total	Change
	2015	Revenues	2014	Revenues	$	%
	($ in thousands)
Selling, general and administrative	$ 3,407	33%	$ 3,577	31%	$ (170)	(5)%
Research and development	2,119	20%	1,296	11%	823	64%
Severance and other charges	6	0%	343	3%	(337)	(98)%
Total operating expenses	$ 5,532	53%	$ 5,216	45%	$ 316	6%

              Selling, general and administrative expenses

The slight dollar decrease was primarily due to employee-related cost savings, partially offset by increased professional fees and marketing costs.

       Research and development expenses

The increase was primarily due to development work and outside testing related to new products and employee-related costs to support our technology initiatives. During 2015, we expect costs to be higher than 2014 and to remain fairly consistent sequentially, as we continue testing newer technologies and pursuing our advanced materials business strategy.

Severance and other charges

The decrease was due to litigation settlement costs, settlement of a customer dispute and higher severance costs in the prior year period.

Other income (expense)

	Three Months Ended March 31,
			Change
	2015	2014	$	%
	($ in thousands)
Interest expense	$ (276)	$ (304)	$ 28	9%
Other income (expense), net	118	(1,814)	1,932	107%
Total other expense	$ (158)	$ (2,118)	$ 1,960	93%

The decrease in total other expense was due to a $1.5 million higher loss in the prior year period for the change in warrant liability re-measurement driven largely by higher stock prices and a $0.5 million higher gain in the current year period for the changes in value of the Canadian dollar in relation to the U.S. dollar.

Income Tax Expense

We incurred income tax expense of $0.2 million in the three months ended March 31, 2015 and 2014. The effective income tax rate was (5.5)% for the three months ended March 31, 2015, compared to (6.6)% for the three months ended March 31, 2014. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and United Kingdom jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of March 31, 2015, we had an accumulated deficit of $194.1 million compared to $191.1 million at December 31, 2014. We have also had negative cash flows from operations from inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

We had $4.3 million in cash at March 31, 2015 compared to $7.2 million at December 31, 2014. At March 31, 2015, $1.3 million of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom. We do not intend to repatriate any amount of this cash to the United States as it will be used to fund our subsidiaries’ operations. If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

We have a $7.5 million secured demand financing facility backed by our receivables and inventory with Faunus Group International, Inc., or FGI, that terminates on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For details regarding the FGI facility, refer to the “—Description of Indebtedness” discussion below. At March 31, 2015, we had $3.1 million in borrowings outstanding under this facility with $4.4 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

On May 15, 2012, we filed a shelf registration statement on Form S-3 with the SEC, or the Shelf Registration, which permits us to sell, from time to time, up to an aggregate of $50.0 million of various securities. However, we may not sell our securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of our public float in any 12-month period (unless our public float rises to $75.0 million or more).The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

On July 3, 2013, we completed a public offering under the Shelf Registration in which we sold 1,730,000 shares of common stock and warrants to purchase up to 865,000 shares of common stock and received net proceeds of $1.7 million after deducting discounts and commissions to the underwriter and offering expenses. In the first quarter of 2014, warrant holders exercised an aggregate of 800,000 of the warrants issued in this offering at an exercise price of $1.25 per share for proceeds of $1.0 million.

On April 4, 2014, we completed a registered direct offering under the Shelf Registration in which we sold 2,030,000 shares of common stock and warrants to purchase 812,000 shares of common stock and received net proceeds of $6.1 million after deducting placement agent fees and other offering expenses.

On October 20, 2014, we completed the sale of our Reno, Nevada-based custom fabricated exhaust parts and accessories business for $1.3 million in cash.

On November 4, 2014, we entered into subscription agreements to sell 1,385,000 shares of common stock, Series A Warrants to purchase up to an aggregate of 388,393 shares of common stock, and Series B Warrants to purchase up to an aggregate of 168,571 shares of common stock. We received net proceeds of $3.8 million after deducting placement agent fees and other offering expenses.

On November 11, 2014, we and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed to amend the terms of the outstanding loans, in the aggregate principal amount of $7.5 million, made to us, such that (i) the maturity dates of all outstanding loans were extended to October 1, 2016; and (ii) the early redemption feature applicable to one of the outstanding loans was removed.

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

Based on our current cash levels and our current and anticipated usage of cash resources, we may require additional financing in the form of funding from outside sources during 2015. We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. Our continuation as a going concern is dependent upon our ability to obtain adequate additional financing, which we have successfully secured since inception, including financing from equity sales and asset divestitures. However, there is no assurance that we will be able to achieve projected levels of revenue and maintain access to sufficient working capital, and accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next twelve months.

The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
			Change
	2015	2014	$	%
	($ in thousands)
Cash provided by (used in):
Operating activities	$(2,987)	$(1,619)	$ (1,368)	(84)%
Investing activities	$(131)	$(78)	$ (53)	(68)%
Financing activities	$264	$1,408	$ (1,144)	(81)%

Cash used in operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters. Cash flows were largely impacted by the loss from operations, adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in fair value of the liability-classified warrants, and foreign currency gains. The cash flows of the current year period were also impacted by the timing of sales and collections, net of other working capital changes.

Cash used in investing activities

The increase in cash used in investing activities was due to an increase in purchases of property and equipment in the current year period.

Cash provided by financing activities

The decrease in cash provided by financing activities was due to proceeds from the exercise of warrants and more net borrowings under our line of credit with FGI in the prior year period.

Description of Indebtedness

	March 31,	December 31,
	2015	2014
	($ in thousands)
Line of credit with FGI	$ 3,105	$ 2,841
$1.5 million, 8% shareholder note due 2016	1,605	1,598
$3.0 million, 8% subordinated convertible shareholder notes due 2016	2,954	2,947
$3.0 million, 8% shareholder note due 2016	2,941	2,931
	$ 10,605	$ 10,317

We have a $7.5 million secured demand facility with FGI backed by our receivables and inventory. The FGI facility expires on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time.

Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and certain of our subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. At March 31, 2015, the inventory sublimit was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility. While the overall credit limit and inventory sublimit were not changed, borrowing against Honda inventory has been limited to $0.2 million by FGI due to their concerns about customer concentration.

The interest rate on advances or borrowings under the FGI facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI facility, and was 6.50% at March 31, 2015 and December 31, 2014.

We were in compliance with the terms of the FGI facility at March 31, 2015. However, there is no guarantee that we will be able to borrow the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

For additional information on our indebtedness, refer to Note 9, “Debt”.

Capital Expenditures

As of March 31, 2015, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of March 31, 2015, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our Asian investment, we had no material commitments other than the liabilities reflected in our unaudited condensed consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q. For additional information, refer to Note 11, “Commitments and Contingencies”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 11 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

CLEAN DIESEL TECHNOLOGIES, INC.
Date: May 12, 2015	By:	/s/ Christopher J. Harris
Christopher J. Harris
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2015	By:	/s/ David E. Shea
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

3.1

Restated Certificate of Incorporation of Clean Diesel Technologies, Inc., as amended through May 23, 2012. (incorporated by reference to Exhibit 3.1 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 18, 2015).

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

10.1

TKK-CDTi Addendum Agreement, dated March 13, 2015, between Tanaka Holdings Co., Ltd., Tanaka Kikinzoku Kogyo K. K., TC Catalyst, Inc. and Catalytic Solutions, Inc. (incorporated by reference to Exhibit 10.44 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 18, 2015).

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