Form 10-Q
period 2015-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2015-08-06
CIK 949428

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 16,753,178.

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

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash	$6,784	$7,220
Accounts receivable, net	3,867	2,875
Inventories	6,403	6,298
Prepaid expenses and other current assets	1,268	2,130
Total current assets	18,322	18,523
Property and equipment, net	1,400	1,357
Intangible assets, net	2,291	2,662
Goodwill	4,967	5,177
Other assets	554	620
Total assets	$27,534	$28,339

LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Line of credit	$3,583	$2,841
Accounts payable	3,831	3,022
Accrued expenses and other current liabilities	6,894	6,189
Income taxes payable	637	1,459
Total current liabilities	14,945	13,511
Shareholder notes payable	7,525	7,476
Deferred tax liability	339	359
Total liabilities	22,809	21,346
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: authorized 24,000,000; issued and outstanding 16,753,178 and 14,152,772 shares at June 30, 2015 and December 31, 2014, respectively	168	142
Additional paid-in capital	204,793	200,771
Accumulated other comprehensive loss	(3,736)	(2,865)
Accumulated deficit	(196,500)	(191,055)
Total stockholders’ equity	4,725	6,993
Total liabilities and stockholders’ equity	$27,534	$28,339

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Revenues	$9,938	$11,673	$20,279	$23,252
Cost of revenues	7,171	7,848	14,694	15,687
Gross profit	2,767	3,825	5,585	7,565
Operating expenses:
Selling, general and administrative	3,026	2,931	6,433	6,508
Research and development	1,854	1,472	3,973	2,768
Severance and other charges	(5)	34	1	377
Total operating expenses	4,875	4,437	10,407	9,653
Loss from continuing operations	(2,108)	(612)	(4,822)	(2,088)
Other expense:
Interest expense	(301)	(288)	(577)	(592)
Other expense, net	(224)	(299)	(106)	(2,113)
Total other expense	(525)	(587)	(683)	(2,705)
Loss from continuing operations before income taxes	(2,633)	(1,199)	(5,505)	(4,793)
Income tax expense (benefit) from continuing operations	(217)	30	(60)	267
Net loss from continuing operations	(2,416)	(1,229)	(5,445)	(5,060)
Net income from discontinued operations	-	40	-	35
Net loss	(2,416)	(1,189)	(5,445)	(5,025)
Foreign currency translation adjustments	602	582	(871)	145
Comprehensive loss	$(1,814)	$(607)	$(6,316)	$(4,880)

Basic and diluted net income (loss) per common share:
Net loss from continuing operations	$(0.16)	$(0.10)	$(0.38)	$(0.46)
Net income from discontinued operations	-	-	-	-
Net loss	$(0.16)	$(0.10)	$(0.38)	$(0.46)
Basic and diluted weighted average shares outstanding	14,846	12,304	14,503	11,038

See accompanying notes to the condensed consolidated financial statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,

	2015	2014
Cash flows from operating activities:
Net loss	$(5,445)	$(5,025)
Net income from discontinued operations	-	(35)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	444	505
Stock-based compensation expense	316	284
Loss on change in fair value of liability-classified warrants	272	1,682
Gain on foreign currency transactions	(124)	153
Loss related to litigation	-	123
Gain on disposal of property and equipment	(4)	(296)
Offering costs allocated to warrants issued	88	165
Other	3	65
Changes in operating assets and liabilities:
Accounts receivable	(1,068)	(210)
Inventories	(329)	(701)
Prepaid expenses and other assets	437	20
Accounts payable, accrued expenses and other current liabilities	296	18
Income taxes	(68)	(828)
Cash used in operating activities of continuing operations	(5,182)	(4,080)
Cash used in operating activities of discontinued operations	(100)	(45)
Net cash used in operating activities	(5,282)	(4,125)
Cash flows from investing activities:
Purchases of property and equipment	(249)	(191)
Proceeds from sale of property and equipment	8	322
Distribution from unconsolidated affiliate	-	91
Net cash used in investing activities	(241)	222
Cash flows from financing activities:
Net borrowings under demand line of credit	741	1,174
Proceeds from issuance of common stock and warrants, net of offering costs	4,490	6,114
Proceeds from exercise of warrants	-	1,000
Proceeds from exercise of stock options	-	275
Other	-	(18)
Net cash provided by financing activities	5,231	8,545
Effect of exchange rates on cash	(144)	7
Net change in cash	(436)	4,649
Cash at beginning of period	7,220	3,909
Cash at end of period	$6,784	$8,558

Significant noncash financing activity:
Issuance of warrants classified as derivative liability	$845	$1,531

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.       Description of Business

Clean Diesel Technologies, Inc. (“CDTi” or the “Company”) currently commercializes its material technology by manufacturing and distributing light duty vehicle catalysts and heavy duty diesel emissions control systems and products to major automakers, distributors, integrators and retrofitters. Further, CDTi is evolving from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel OEM, retrofit and aftermarket markets to becoming an advanced materials technology provider for these markets. CDTi’s business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. It has operations in the United States (“U.S.”), Canada, the United Kingdom, France, Japan and Sweden as well as an Asian investment.

2.       Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $196.5 million at June 30, 2015. The Company has funded its operations through asset sales, credit facilities and other borrowings and equity sales.

        At June 30, 2015, the Company had $6.8 million in cash, and based upon current cash levels, including proceeds from the June 2015 offering, and expected cash flows from operations, management believes that the Company will have access to sufficient working capital to fund operations through the end of this year and into next year. However, there can be no assurances that the Company will be able to achieve projected levels of revenue and maintain access to sufficient working capital. If cash from operations is not sufficient for the working capital needs of the Company, the Company may be forced to seek additional financing in the form of funding from outside sources. However, there is no assurance that the Company will be able to raise additional funds on terms acceptable to the Company or reduce its discretionary spending to a level sufficient for its working capital needs, and accordingly, there is substantial doubt as to whether the Company's existing cash resources and working capital are sufficient to enable it to continue its operations for the next twelve months.

        The Company has a $7.5 million secured demand financing facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”) that terminates on August 15, 2015 and may be extended at the Company’s option for additional one-year terms. However, FGI can cancel the facility at any time. At June 30, 2015, the Company had $3.6 million in borrowings outstanding under this facility with $3.9 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

        On May 15, 2012, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (the “Shelf Registration”), which was declared effective by the SEC on May 21, 2012. The Shelf Registration permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, provided that the Company may not sell its securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of its public float in any 12-month period (unless the Company’s public float rises to $75.0 million or more). On May 19, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC to replace the existing Shelf Registration (the “Replacement Shelf”), which the Company anticipates will be declared effective later this year. Once declared effective, the Replacement Shelf will permit the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, provided that the Company may not sell its securities in a primary offering pursuant to the Replacement Shelf or any other registration statement on Form S-3 with a value exceeding one-third of its public float in any 12-month period (unless the Company’s public float rises to $75.0 million or more).

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

        On June 2, 2015, the Company entered into an underwriting agreement to sell 2,500,000 units pursuant to the Shelf Registration for $2.05 per unit, with each unit consisting of one share of common stock and 0.2 of one warrant to purchase one share of common stock with an exercise price of $2.65 per share. The Company received net proceeds of $4.5 million after deducting the underwriting discounts and other offering expenses. For additional information, refer to Note 10, “Stockholders’ Equity”.

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

For additional information, refer to Note 14, “Discontinued Operations”.

       All discussions and amounts in the consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted.

b.       Concentration of Risk

        For the three months ended June 30, 2015 and 2014, one automotive OEM customer within the Catalyst segment accounted for 60% and 47%, respectively, of the Company’s revenues. For the six months ended June 30, 2015 and 2014, one automotive OEM customer within the Catalyst segment accounted for 59% and 45%, respectively, of the Company’s revenues. This customer accounted for 50% of the Company’s accounts receivable at June 30, 2015 and December 31, 2014. No other customers accounted for 10% or more of the Company’s revenues or accounts receivable for these periods.

        For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,

Vendor	Supplies	2015	2014	2015	2014
A	Substrates	34%	17%	37%	19%
B	Substrates	13%	*	12%	*
C	Substrates	*	11%	*	11%
D	Catalysts	*	*	*	13%

* less than 10%

c.        Net Loss per Share

        Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares include employee stock options and restricted share units and warrants and debt that are convertible into the Company’s common stock. Because the Company incurred net losses in the three and six months ended June 30, 2015 and 2014, the effect of potentially dilutive securities has been excluded in the computation of net loss per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 2.8 million and 2.3 million shares during the three months ended June 30, 2015 and 2014, respectively. Potentially dilutive common stock equivalents excluded were 2.7 million and 2.1 million shares during the six months ended June 30, 2015 and 2014, respectively.

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

The Company records its liability-classified warrants at fair value in accordance with the fair value measurement framework. For additional information, refer to Note 11, “Warrants”. The valuation inputs hierarchy classification for the warrant liability measured at fair value on a recurring basis is summarized as follows (in thousands):

Warrant liability	Level 1	Level 2	Level 3
June 30, 2015	-	-	$2,591
December 31, 2014	-	-	$1,474

        The following is a reconciliation of the warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, measured at fair value using Level 3 inputs (in thousands):

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,

	2015	2014
Balance at beginning of period	$1,474	$939
Issuance of common stock warrants	845	1,531
Exercise of common stock warrants	-	(2,505)
Remeasurement of common stock warrants	272	1,682
Balance at end of period	$2,591	$1,647

e.        Fair Value of Financial Instruments

        Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair values of the Company’s cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of the line of credit approximates its carrying value due to the variable interest rates. The fair value of shareholder notes payable calculated using level 3 inputs, using a Black-Scholes option-pricing model to value the debt’s conversion factor and a net present value model was $7.8 million and $7.7 million at June 30, 2015 and December 31, 2014, respectively.

f.         Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)". ASU No. 2014-09 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual periods beginning after December 15, 2017. Early adoption is permitted, but it is not permitted earlier than the original effective date. ASU No. 2014-09 provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. The Company is currently in the process of evaluating the impact of the adoption of ASU No. 2014-09 on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement". ASU No. 2015-05 provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. It is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can elect to adopt the standard update prospectively or retrospectively to arrangements entered into, or materially modified, after the effective date. The Company does not expect to early adopt ASU 2015-05, and it is currently in the process of evaluating the impact of the adoption of ASU No. 2015-05 on its consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU No. 2015-11 changes the measurement principle for inventory from the “lower of cost or market” to “lower of cost and net realizable value.” Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. It is effective for annual reporting periods ending after December 15, 2016, including periods within those fiscal years. Early adoption is permitted. The Company has not yet determined whether it will elect to early adopt ASU 2015-11, and it is currently in the process of evaluating the impact of the adoption of ASU No. 2015-11 on its consolidated financial statements.

4.       Inventories

Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014

Raw materials	$2,864	$2,744
Work in process	961	902
Finished goods	2,578	2,652
	$6,403	$6,298

5.       Goodwill and Intangible Assets

        Goodwill

        The change in the carrying amount of goodwill during the six months ended June 30, 2015 was due to the effect of foreign currency translation.

        Intangible Assets

        Intangible assets consist of the following (in thousands):

	Useful Life in Years	June 30, 2015	December 31, 2014

Trade name	15 - 20	$1,254	$1,293
Patents and know-how	5 - 12	4,337	4,529
Customer relationships	4 - 8	787	837
		6,378	6,659
Less accumulated amortization		(4,087)	(3,997)
		$2,291	$2,662

The Company recorded amortization expense related to amortizable intangible assets of $0.2 million and $0.1 million during the three months ended June 30, 2015 and 2014, respectively. The Company recorded amortization expense related to amortizable intangible assets of $0.3 million during the six months ended June 30, 2015 and 2014.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ending December 31
Remainder of 2015	$283
2016	$471
2017	$461
2018	$164
2019	$164
2020	$164

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.       Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014

Accrued salaries and benefits	$1,409	$1,115
Accrued severance and other charges (1)	108	372
Accrued warranty (2)	342	373
Warrant liability (3)	2,591	1,474
Accrued indemnification settlement (4)	550	650
Liability for consigned precious metals	494	565
Other	1,400	1,640
	$6,894	$6,189

(1) For additional information, refer to Note 7, "Severance and Other Charges".
(2) For additional information, refer to Note 8, "Accrued Warranty".
(3) For additional information, refer to Note 11, "Warrants".
(4) For additional information, refer to Note 14, "Discontinued Operations".

7.       Severance and Other Charges

        Severance and other charges consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Employee severance expense	$(5)	$34	$1	$69
Lease exit costs	-	-	-	43
Legal settlements	-	-	-	265
Total severance and other charges	$(5)	$34	$1	$377

The following summarizes the activity in the Company’s accrual for severance and other charges (in thousands):

		Lease Exit Costs
	Severance		Total
December 31, 2014	$293	$79	$372
Provision	1	-	1
Payments	(231)	(34)	(265)
June 30, 2015	$63	$45	$108

The Company expects to pay substantially all of the accrued amounts by the third quarter of 2015.

8.       Accrued Warranty

The following summarizes the activity in the Company’s accrual for product warranty (in thousands):

	Six Months Ended June 30,

	2015	2014
Balance at beginning of period	$373	$453
Accrued warranty expense	219	363
Warranty claims paid	(225)	(338)
Translation adjustment	(25)	7
Balance at end of period	$342	$485

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.       Debt

        Debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014

Line of credit with FGI	$3,583	$2,841
$1.5 million, 8% shareholder note due 2016 (1)	1,612	1,598
$3.0 million, 8% subordinated convertible shareholder notes due 2016 (1)	2,962	2,947
$3.0 million, 8% shareholder note due 2016 (1)	2,951	2,931
	11,108	10,317
Less current portion	(3,583)	(2,841)
	$7,525	$7,476

(1) The aggregate amount of unamortized debt discount was $0.1 million and $0.2 million at June 30, 2015 and December 31, 2014, respectively.

        Line of Credit with FGI

        At June 30, 2015, the Company had $2.9 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $2.3 million. At June 30, 2015, the Company also had $1.3 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at June 30, 2015. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

10.    Stockholders’ Equity

        June 2015 Offering

        On June 2, 2015, the Company entered into an underwriting agreement with Cowen and Company, LLC, as the representative of the several underwriters identified therein, pursuant to which the Company agreed to offer and sell up to 2,500,000 units at a price to the public of $2.05 per unit (the “Offering”). Each unit consisted of one share of common stock and 0.2 of a warrant (the “Offering Warrants”) to purchase one share of common stock. The Offering Warrants have an exercise price of $2.65 per share and can be exercised during the period commencing after six months and ending five and a half years from the date of issuance.

        The Company received gross proceeds of $5.1 million and net proceeds of $4.5 million after deducting the underwriting discounts and other offering expenses. The Offering Warrants are within the scope of ASC 815-40 and are required to be recorded as liabilities. For additional information, refer to Note 11, “Warrants”. Accordingly, of the $4.5 million in net proceeds, $3.7 million was allocated to the common stock and included in additional paid-in capital and $0.8 million was allocated to the warrant liability based on the fair value of the warrants on the issuance date. Additionally, $0.1 million of the underwriter discounts and other offering costs were allocated to the Offering Warrants, based on the relative fair value of the Offering Warrants and the common stock on the issuance date, and was included in other expense, net in the accompanying statements of comprehensive loss for the three and six months ended June 30, 2015. The Company intends to use the net proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to its current business, although there are no present commitments or agreements for any such transactions.

11.    Warrants

        Warrants outstanding and exercisable are summarized as follows:

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Weighted
		Average
		Exercise	Range of
	Shares	Price	Exercise Prices
Outstanding at December 31, 2014	1,610,069	$3.54	$1.25 - $10.40
Issued	500,000	$2.65	$2.65
Outstanding at June 30, 2015	2,110,069	$3.33	$ 1.25 - $10.40
Exercisable at June 30, 2015	1,610,069	$3.54	$1.25 - $10.40

        Warrant Classification

        The Company evaluates warrants on issuance and at each reporting date to determine proper classification as equity or as a liability. The Offering Warrants require physical settlement by delivering registered shares, and the provisions of the warrant agreement include potential cash payments for failure to timely deliver shares and fractional share settlement. Accordingly, the Offering Warrants require liability classification.

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

        Due to the significant change in the Company following its business combination with Catalytic Solutions, Inc. (the “Merger”), CDTi’s pre-Merger historical price volatility was not considered representative of expected volatility going forward. Therefore, for warrants with an expected term that required a volatility look-back that pre-dated the Merger, the Company used an estimate based upon a weighted average of implied and historical volatility of a portfolio of peer companies and CDTi’s post-Merger historical volatility for the valuation of these warrants prior to 2015. For warrants with an expected term that did not require a volatility look-back that pre-dated the Merger, CDTi’s post-Merger historical price volatility was considered representative of expected volatility, and accordingly, only CDTi’s historical volatility was used for the valuation of these warrants prior to 2015. During 2015, the Company determined that its post-Merger historical volatility was considered representative of expected volatility for the valuation of its warrants. The expected life is equal to the remaining contractual life of the warrants.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability for these warrants outstanding are as follows:

	June 30, 2015	June 8, 2015	December 31, 2014

Issued April 2014
Number of warrants	812,000		812,000
CDTi stock price	$1.84		$1.81
Strike price	$4.20		$4.20
Expected volatility (1)	121.4%		86.6%
Risk-free interest rate	1.4%		1.6%
Dividend yield	-		-
Expected life in years	4.3		4.8
Issued November 2014
Number of warrants	388,393		388,393
CDTi stock price	$1.84		$1.81
Strike price	$3.25		$3.25
Expected volatility (1)	122.5%		86.5%
Risk-free interest rate	1.4%		1.6%
Dividend yield	-		-
Expected life in years	4.4		4.9
Issued June 2015
Number of warrants	500,000	500,000
CDTi stock price	$1.84	$2.09
Strike price	$2.65	$2.65
Expected volatility	106.4%	114.6%
Risk-free interest rate	1.7%	1.8%
Dividend yield	-	-
Expected life in years	5.4	5.5

(1) During 2015, the Company's post-Merger historical volatility began to be considered representive of expected volatility for these warrants.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability for warrants outstanding with full-ratchet down-round protection are as follows:

	June 30, 2015	December 31, 2014

Issued July 2013
Number of warrants	159,000	159,000
CDTi stock price	$1.84	$1.81
Strike price	$1.25	$1.25
Expected volatility	98.9%	103.6%
Risk-free interest rate	1.0%	1.2%
Dividend yield	-	-
Expected life in years	3.0	3.5
Issued November 2014
Number of warrants	80,000	80,000
CDTi stock price	$1.84	$1.81
Strike price	$1.75	$1.75
Expected volatility (1)	106.6%	77.0%
Risk-free interest rate	1.4%	1.6%
Dividend yield	-	-
Expected life in years	4.4	4.9

(1) During 2015, the Company's post-Merger historical volatility began to be considered representive of expected volatility for these warrants.

        The warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, is re-measured at the end of each reporting period with changes in fair value recognized in other expense, net in the accompanying unaudited condensed consolidated statements of comprehensive loss. Upon the exercise of a warrant that is classified as a liability, the fair value of the warrant exercised is re-measured on the exercise date and reclassified from warrant liability to additional paid-in capital. For additional information regarding the fair value of the warrant liability, amounts recognized in other income (expense) and amounts reclassified to additional paid-in capital upon exercise, refer to the warrant liability reconciliation in Note 3(d), “Summary of Significant Accounting Policies—Fair Value Measurements”.

12.    Commitments and Contingencies

        The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of June 30, 2015, nor is it possible to estimate what litigation-related costs will be in the future.

For information related to commitments and contingencies related to AUS, a former subsidiary of the Company that was sold in 2009, refer to Note 14, “Discontinued Operations”.

13.    Segment Reporting and Geographic Information

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

         Heavy Duty Diesel Systems division— The Heavy Duty Diesel Systems division designs and manufactures exhaust emissions control solutions. This division offers a full range of DuraFit™ OEM replacement diesel particulate filters and products for the verified retrofit and non-retrofit OEM markets through its distributor/dealer network and direct sales. These products are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. The retrofit market in the U.S. is driven in particular by state and municipal environmental regulations and incentive funding for voluntary early compliance. The Heavy Duty Diesel Systems division derives significant revenues from retrofit with a portfolio of solutions verified by the California Air Resources Board and the United States Environmental Protection Agency.

        Corporate— Corporate includes cost for personnel, insurance and public company expenses such as legal, audit and taxes that are not allocated down to the operating divisions.

        Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Catalyst	$6,882	$6,289	$13,693	$12,100
Heavy Duty Diesel Systems	3,826	6,101	7,978	12,376
Eliminations (1)	(770)	(717)	(1,392)	(1,224)
Total	$9,938	$11,673	$20,279	$23,252

Income (loss) from operations
Catalyst	$(157)	$361	$(715)	$583
Heavy Duty Diesel Systems	(484)	642	(862)	938
Corporate	(1,419)	(1,625)	(3,129)	(3,599)
Eliminations (1)	(48)	10	(116)	(10)
Total	$(2,108)	$(612)	$(4,822)	$(2,088)

(1) Elimination of Catalyst revenue and profit in ending inventory related to sales to Heavy Duty Diesel Systems.

        Net sales by geographic region based on the location of sales organization is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$6,296	$5,683	$12,643	$11,097

Canada	2,835	4,689	5,957	9,716
Europe	807	1,301	1,679	2,439
Total international	3,642	5,990	7,636	12,155
Total revenues	$9,938	$11,673	$20,279	$23,252

14.    Discontinued Operations

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Applied Utility Systems, Inc.

        The Company is undergoing a sales and use tax audit by the State of California (the “State”) on AUS for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.5 million, inclusive of interest. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State. On August 12, 2013, the Company appeared at an appeals conference with the State Board of Equalization (“BOE”). On July 21, 2014, the Company received a Decision and Recommendation (“D&R”) from the BOE. The D&R’s conclusion was that the basis for the calculation of the aforementioned $1.5 million tax due should be reduced from $12.2 million to $9.0 million with a commensurate reduction in the tax owed to the State. Regardless of this finding, the Company continues to believe that it will prevail in this matter, as it believes that the State did not adequately address the legal arguments related to the Company’s acceptance of the valid resale certificate from its customer. The Company has not agreed to these findings, and therefore, it will be appealing at a higher level at the BOE. Based on a re-audit, the BOE lowered the tax due to $0.9 million, inclusive of interest. However, the Company continues to not agree with these findings based on the aforementioned reasons, and it will continue with the appeals process. Accordingly, no accrual has been recorded for this matter as the Company does not assess a loss as being probable. Should the Company not prevail in this matter, it will pursue reimbursement from the customer for all assessments from the State.

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

        In connection with the Asset Purchase Agreement, on October 1, 2009, JM presented the Company with an indemnification claim seeking recovery of the net amount of $0.9 million after offsetting the funds withheld by JM from the acquisition of AUS. These claims are for matters relating to various customer contracts that JM purchased, including the BP contract discussed above. The Company and JM entered into discussions relating to the application of offsets and the validity of the claims presented. The Company initially offered a settlement amount of $0.2 million during the fourth quarter of 2013, and during the third and fourth quarters of 2014, it offered increases to the settlement amount that have now increased its total settlement offer to $0.7 million. The expense for the value of these settlement offers was recorded in discontinued operations at the time that each offer was made, and the associated liability was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. On June 3, 2015, JM and the Company entered into a settlement and release agreement pursuant to which they settled all claims for the aforementioned offer of $0.7 million. This settlement was paid with an initial $0.1 million installment upon execution of the settlement and release agreement, and the remaining balance was paid in July 2015.

In presenting discontinued operations, general corporate overhead expenses that have been historically allocated to the Reno Business for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for discontinued operations.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Revenue	$918	$1,801
Expenses	(878)	(1,766)
Net income from discontinued operations	$40	$35

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

Overview

Our business is evolving from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel OEM, retrofit and replacement markets to becoming an advanced materials technology provider for these markets. We have a proven ability to develop proprietary materials incorporating various base metals that replace costly platinum group metals, or PGM, and rare earth metals in coatings on vehicle catalytic converters. Over the past decade, we have developed several generations of high performance catalysts, including our low-PGM MPC® catalysts that are used on certain new Honda vehicles. Recently, we have expanded our materials platform to include new SPGMTM diesel oxidation catalysts, Base-Metal Activated Rhodium Support, or BMARSTM, and Spinel™ technologies. Initial vehicle tests using these new technologies have demonstrated dramatic PGM savings compared to current OEM catalysts. We are now in the process of introducing these new catalyst technologies to OEMs and other vehicle catalyst manufacturers in a proprietary powder form, which will allow them to capture the benefits of our advanced catalyst technology in their own manufacturing operations. We believe that this powder-to-coat business model will allow us to achieve greater scale and higher return on our technology investment than in the past, while continuing to manufacture catalysts for select customers in our existing facilities.

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

      Catalyst: Utilizing our advanced materials technology platform, we develop and produce catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of costly PGMs to operate efficiently. Using our proprietary mixed-phase catalyst, or MPC®, technology, we have developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no PGM content. We have recently developed a new generation of catalyst technologies, which we believe will enable further advances in catalyst performance and further reductions in PGM usage. Our technical and manufacturing capabilities have been established to meet automakers’ most stringent requirements. Since 2001, we have supplied over eleven million parts to light duty vehicle OEM customers. Our Catalyst division is also a supplier of products for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for 61% and 47% of the total consolidated revenues for the six months ended June 30, 2015 and 2014, respectively.

          Heavy Duty Diesel Systems: We specialize in the design and manufacture of exhaust emissions control solutions for a wide range of heavy duty diesel applications. We offer a full range of DuraFit™ OEM replacement diesel particulate filters and products for the verified retrofit and non-retrofit OEM markets through our distribution/dealer network and direct sales. We believe we offer one of the industry’s most comprehensive portfolios of emissions control systems for use in engine retrofit programs that have been evaluated and verified as compliant with applicable regulations by the United States, or U.S., Environmental Protection Agency, or EPA, and the California Air Resources Board, or CARB, as well as by regulators in several European countries. We recently announced that we received certification from the Verification of Emission Reduction Technologies Association (VERT) for our Purifilter® exhaust gas recirculation (EGR) diesel particulate filter system, which expands our retrofit market opportunities into South America and other international locations. Sales of emissions control systems by our Heavy Duty Diesel Systems division are driven by the regulation of diesel emissions, particularly in the State of California. Revenues from our Heavy Duty Diesel Systems division accounted for 39% and 53% of the total consolidated revenues for the six months ended June 30, 2015 and 2014, respectively.

Strategy

 Our strategy is to transition from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel OEM, retrofit and replacement markets to becoming an advanced materials technology provider for these markets. In support of this strategy, we have filed a significant number of patents that underpin next-generation technology for our advanced low-PGM catalysts. Late last year, we were awarded two significant patents for our new Spinel™ technology, a proprietary clean emissions exhaust platform aimed at improved catalytic performance, which we believe will dramatically reduce the cost of compliance with more stringent clean-air requirements. This is becoming increasingly relevant as new standards, such as the EPA’s Tier 3, become effective and are expected to require increased loadings of PGMs to achieve compliance with conventional formulation technology.

We have recently completed an initial series of vehicle tests to validate our next-generation technologies for specific introductory products for global OEMs, with a goal of accelerating broad commercialization of these technologies. Based on the success of these tests, we are beginning to make our new catalyst technologies available to OEMs and other catalytic coaters for use in proprietary powder form, and we foresee multiple paths to market our new technologies to complement our existing business model.

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

Recent Developments

Initial Vehicle and Engine Test Results

•         SPGMTM diesel oxidation catalyst technology.  Preliminary engine and vehicle test results indicate the achievement of emission control and system performance comparable to a leading OEM catalyst product while reducing PGM usage by over 80%.

•         BMARSTM technology.  Initial test results also demonstrate that BMARSTM, with one catalyst and 50% less PGM, outperformed the OEM’s typical two-catalyst system on a popular passenger car. These results provide OEMs the prospect of eliminating one of the catalyst units altogether, while achieving a greater than 50% PGM cost reduction on the remaining catalyst unit.

•         Spinel™ technology.  Initial vehicle test results demonstrated that a Spinel™ underfloor catalyst with 97% less PGM usage achieved emissions control performance equivalent to the OEM catalyst. Testing of the Spinel™ close coupled catalyst is currently underway with results expected during the 2nd half of 2015.

Collaboration Agreement

We recently entered into a collaboration agreement with AP Exhaust Technologies, Inc., or AP Exhaust, to commercialize next-generation catalysts. This collaboration aims to bring to market our latest catalyst technologies, which include MPC®, BMARS™ and Spinel™, across portions of AP Exhaust's extensive aftermarket catalytic converter product line. This collaboration agreement is also expected to involve a powder-to-coat business model whereby we would sell AP Exhaust enabling proprietary catalytic powders that AP Exhaust would precision coat onto catalytic converter substrates in its state-of-the-art coating facility. The initial drive to commercialization will target the North American aftermarket for light duty replacement catalytic converters, and it is designed to achieve large-scale, rapid commercialization of our advanced catalyst technologies.

Equity Financing

On June 2, 2015, we entered into an underwriting agreement, pursuant to which we agreed to offer and sell up to 2,500,000 units at a price to the public of $2.05 per unit. Each unit consisted of one share of common stock and 0.2 of a warrant (the “Offering Warrants”) to purchase one share of common stock. The Offering Warrants have an exercise price of $2.65 per share and can be exercised during the period commencing after six months and ending five and a half years from the date of issuance. We received net proceeds of $4.5 million after deducting the underwriting discounts and other offering expenses. We intend to use the net proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of strategic priorities. We may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our current business, although there are no present commitments or agreements for any such transactions.

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

Recently Issued Accounting Guidance

        Refer to Note 3(f), “Summary of Significant Accounting Policies—Recent Accounting Pronouncements”.

Factors Affecting Future Results

Technology Strategy

Our strategy is to transition from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel OEM, retrofit and replacement markets to becoming an advanced materials technology provider for these markets. In support of this strategy, we have filed a significant number of patents that underpin next-generation technology for our advanced low-PGM catalysts. It is our intention to invest in developing and commercializing these catalyst technologies. As a consequence, we anticipate that we will continue to expand our intellectual property portfolio with additional patents in 2015 and beyond. In addition, we will invest in other development and marketing activities, including hiring of personnel and incurring costs for outside testing and consulting.

DuraFit™

        In the third quarter of 2014, we introduced CDTi’s DuraFit™ OEM replacement diesel particulate filters through independent distributors to provide an alternative to OEM manufactured parts. According to market analysis firm Power System Research, manufacturers in North America have produced an average of 250,000 heavy duty on-road diesel vehicles equipped with diesel particulate filters each year since 2007 to comply with EPA requirements. The typical OEM warranty on diesel particulate filters is 5 years and has expired for many of these vehicles with more continuing to expire in the coming years. As 2007 and newer diesel particulate filters from OEMs fail and require replacement, non-OEM diesel particulate filters will be needed as replacements. According to a 2012 industry report, the market for medium and heavy duty vehicle after-treatment maintenance and repair is projected to grow from $0.3 billion in 2010 to $3.0 billion by 2017. Recently, we announced that the New York Department of Sanitation, or DSNY, became the first major fleet customer for our DuraFit™ OEM replacement diesel particulate filters. The DSNY operates the largest municipal-owned sanitation fleet in the world consisting of approximately 3,000 vehicles including refuse collection trucks and mechanical street sweepers. Additionally, we recently announced that we signed a National Distribution Agreement, pursuant to which DuraFit™ will be sold under a private label to hundreds of retailers in the North American aftermarket. As expected, sales from these products were modest in 2014, with increased sales expected in 2015 and beyond.

Customer Dependency

Historically, we have derived a significant portion of our revenue from a limited number of customers. For example, sales to Honda represented 59% of our revenues for the six months ended June 30, 2015 and 52% of our revenues for the year ended December 31, 2014. While we continually seek to broaden our customer base, it is likely that for the foreseeable future we will remain dependent on Honda to supply a substantial portion of our revenue. Manufacturers typically seek to have two or more sources of critical components. However, there can be no assurance that manufacturers for which we are a shared supplier will not sole source the products we supply. Once our product is designed into a vehicle model, we generally supply our component for the life of that model. There can be no assurance, however, that our customers will retain us for a full model term. In this regard, relationships with our customers are based on purchase orders rather than long-term formal supply agreements and customers can discontinue or materially reduce orders without warning or penalty. In addition, while new models tend to remain relatively stable for a few years, there can be no assurance that manufacturers will not change models more rapidly, or change the performance requirements of components used in those models, and use other suppliers for these new or revised models.

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

Government Funding and Standards

        The nature of our business is heavily influenced by government funding of emissions control projects and increased emission control regulations and mandates. Compliance with these regulatory initiatives drives demand for our products and the timing of the implementation of emission reduction projects. We believe that, due to the constant focus on the environment and clean air standards throughout the world, it can be expected that new and more stringent regulations, both domestically and abroad, will continually be adopted, requiring the ongoing development of new products that meet these standards. However, the availability of funding to incentivize the adoption of emission reduction programs is often one-off, which means that such funding does not generally result in a regular source of recurring revenues for us.

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

Results of Operations

     The tables in the discussion that follow are based upon the way we analyze our business. For additional information regarding our business divisions, refer to Note 13, “Segment Reporting and Geographic Information”.

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014

Revenues

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues
					Change
	2015		2014		$	%
	($ in thousands)
Catalyst	$6,882	69%	$6,289	54%	$593	9%
Heavy Duty Diesel Systems	3826	38%	6,101	52%	(2,275)	(37)%
Intercompany revenues	(770)	(7)%	(717)	(6)%	(53)	(7)%
Total revenues	$9,938	100%	$11,673	100%	$(1,735)	(15)%

         Excluding intercompany revenues, the increase in revenues for our Catalyst division was due to an increase in demand from our Japanese OEM customer, including the new model that we announced in March of 2015, which entered production in January of 2015. Further, unit volume for this customer increased by 6% for vehicles currently in mass production.

        The decrease in revenues for our Heavy Duty Diesel Systems division was due to a sharp downturn in retrofit due to a compliance deadline in California during the prior year period, partially offset by DuraFit™ sales, which are just beginning to ramp.

        We eliminate intercompany revenues from the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Gross profit

	Three Months Ended June 30,
		% of		% of	Percentage point change in
	2015	Revenues (1)	2014	Revenues (1)	gross profit margin
	($ in thousands)
Catalyst	$1,816	26%	$1,721	27%	(1)%
Heavy Duty Diesel Systems	1,001	26%	2,095	34%	(8)%
Intercompany eliminations	(50)	-	9	-	-
Total gross profit	$2,767	28%	$3,825	33%	(5)%

(1) Division calculations based on division revenues. Total based on total revenues.

The gross margin for our Catalyst division remained fairly consistent.

The decrease in gross margin for our Heavy Duty Diesel Systems division was a result of the aforementioned decrease in revenues, coupled with the impact of fixed costs. Further, gross margin was impacted by DuraFit™ launch costs and a supply chain that we are in the process of optimizing.

Operating expenses

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues
					Change
	2015		2014		$	%
	($ in thousands)
Selling, general and administrative	$3,026	30%	$2,931	25%	$95	3%
Research and development	1,854	19%	1,472	13%	382	26%
Severance and other charges	(5)	0%	34	0%	(39)	(115)%
Total operating expenses	$4,875	49%	$4,437	38%	$438	10%

       Selling, general and administrative expenses

       The increase was primarily due to a $0.3 million gain on the sale of a building at one of our foreign locations in the prior period, and partially offsetting the change from this gain were employee-related cost savings in the current period.

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

        Severance and other charges

        The decrease was due to higher severance costs in the prior year period.

Other expense

	Three Months Ended June 30,
			Change
	2015	2014	$	%
	($ in thousands)
Interest expense	$(301)	$(288)	$(13)	(5)%
Other expense, net	(224)	(299)	75	25%
Total other expense	$(525)	$(587)	$62	11%

        The decrease in total other expense was due to a decrease in foreign exchange losses and less offering costs attributable to the relative fair value of warrants issued, partially offset by a decrease in income for the change in the warrant liability re-measurement.

Income Tax Expense (Benefit)

        We incurred income tax benefit of $0.2 million in the three months ended June 30, 2015. The effective income tax rates were 8.2% and (2.5)% for the three months ended June 30, 2015 and 2014, respectively. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and United Kingdom jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

Revenues

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues
					Change
	2015		2014		$	%
	($ in thousands)
Catalyst	$13,693	68%	$12,100	52%	$1,593	13%
Heavy Duty Diesel Systems	7,978	39%	12,376	53%	(4,398)	(36)%
Intercompany revenues	(1,392)	(7)%	(1,224)	(5)%	(168)	(14)%
Total revenues	$20,279	100%	$23,252	100%	$(2,973)	(13)%

        Excluding intercompany revenues, the increase in revenues for our Catalyst division was due to an increase in demand from our Japanese OEM customer, including the new model that we announced in March of 2015, which entered production in January of 2015. Further, unit volume for this customer increased by 8% for vehicles currently in mass production.

        The decrease in revenues for our Heavy Duty Diesel Systems division was due to a sharp downturn in retrofit due to a compliance deadline in California during the prior year period, partially offset by DuraFit™ sales, which are just beginning to ramp.

         We eliminate intercompany revenues from the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Gross profit

	Six Months Ended June 30,
		% of		% of	Percentage point change in gross profit margin
	2015	Revenues (1)	2014	Revenues (1)
	($ in thousands)
Catalyst	$3,562	26%	$3,240	27%	(1)%
Heavy Duty Diesel Systems	2,139	27%	4,336	35%	(8)%
Intercompany eliminations	(116)	-	(11)	-	-
Total gross profit	$5,585	28%	$7,565	33%	(5)%

(1) Division calculations based on division revenues. Total based on total revenues.

The gross margin for our Catalyst division remained fairly consistent.

The decrease in gross margin for our Heavy Duty Diesel Systems division was a result of the aforementioned decrease in revenues, coupled with the impact of fixed costs. Further, gross margin was impacted by DuraFit™ launch costs and a supply chain that we are in the process of optimizing.

Operating expenses

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues
					Change
	2015		2014		$	%
	($ in thousands)
Selling, general and administrative	$6,433	32%	$6,508	28%	$(75)	(1)%
Research and development	3,973	19%	2,768	12%	1,205	44%
Severance and other charges	1	0%	377	2%	(376)	(100)%
Total operating expenses	$10,407	51%	$9,653	42%	$754	8%

       Selling, general and administrative expenses

      The dollar decrease was primarily due to employee-related cost savings, and partially offsetting the change from these cost savings was a $0.3 million gain on the sale of a building at one of our foreign locations in the prior period.

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

Other expense

	Six Months Ended June 30,
			Change
	2015	2014	$	%
	($ in thousands)
Interest expense	$(577)	$(592)	$15	3%
Other expense, net	(106)	(2,113)	2,007	95%
Total other expense	$(683)	$(2,705)	$2,022	75%

        The decrease in total other expense was due to a $1.4 million decrease in losses for the warrant liability re-measurement driven largely by lower stock prices and foreign exchange gains in the current year period.

Income Tax Expense (Benefit)

        We incurred income tax expense (benefit) of $(0.1) million and $0.3 million in the six months ended June 30, 2015 and 2014, respectively. The effective income tax rates were 1.1% and (5.6)% for the six months ended June 30, 2015 and 2014, respectively. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and United Kingdom jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Liquidity and Capital Resources

        Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of June 30, 2015, we had an accumulated deficit of $196.5 million compared to $191.1 million at December 31, 2014. We have also had negative cash flows from operations from inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

        We had $6.8 million in cash at June 30, 2015 compared to $7.2 million at December 31, 2014. At June 30, 2015, $1.3 million of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom. We do not intend to repatriate any amount of this cash to the United States as it will be used to fund our subsidiaries’ operations. If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

        We have a $7.5 million secured demand financing facility backed by our receivables and inventory with Faunus Group International, Inc., or FGI, that terminates on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For details regarding the FGI facility, refer to the “—Description of Indebtedness” discussion below. At June 30, 2015, we had $3.6 million in borrowings outstanding under this facility with $3.9 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

        On May 15, 2012, we filed a shelf registration statement on Form S-3 with the SEC, or the Shelf Registration, which permits us to sell, from time to time, up to an aggregate of $50.0 million of various securities. However, we may not sell our securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of our public float in any 12-month period (unless our public float rises to $75.0 million or more). On May 19, 2015, we filed a shelf registration statement on Form S-3 with the SEC to replace the existing Shelf Registration, which we anticipate will be declared effective later this year. Shelf registration statements are intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

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

On June 2, 2015, we entered into an underwriting agreement to sell 2,500,000 shares of common stock and warrants to purchase up to an aggregate of 500,000 shares of common stock. We received net proceeds of $4.5 million after underwriting discounts and other offering expenses.

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

        Based on our current cash levels, including proceeds from the June 2015 offering, and expected cash flows from operations, we believe that we will have access to sufficient working capital to fund operations through the end of this year and into next year. However, there can be no assurances that we will be able to achieve projected levels of revenue and maintain access to sufficient working capital. If cash from operations is not sufficient for our working capital needs, we may be forced to seek additional financing in the form of funding from outside sources. However, there is no assurance that we will be able to raise additional funds on acceptable terms or reduce our discretionary spending to a level sufficient for our working capital needs, and accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next twelve months.

        The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
			Change
	2015	2014	$	%
	($ in thousands)
Cash provided by (used in):
Operating activities	$(5,282)	$(4,125)	$(1,157)	(28)%
Investing activities	$(241)	$222	$(463)	(209)%
Financing activities	$5,231	$8,545	$(3,314)	(39)%

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

Cash provided by (used in) investing activities

        The increase in cash used in investing activities was due to proceeds from the sale of a building at one of our foreign location and the return of most of our investment balance for our dissolved joint venture with Pirelli in the prior period.

Cash provided by financing activities

The decrease in cash provided by financing activities was due to higher proceeds from a common stock and warrant offering, pursuant to our Shelf Registration, and proceeds from the exercise of warrants in the prior year period.

Description of Indebtedness

	June 30, 2015	December 31, 2014

	($ in thousands)
Line of credit with FGI	$3,583	$2,841
$1.5 million, 8% shareholder note due 2016	1,612	1,598
$3.0 million, 8% subordinated convertible shareholder notes due 2016	2,962	2,947
$3.0 million, 8% shareholder note due 2016	2,951	2,931
	$11,108	$10,317

        We have a $7.5 million secured demand facility with FGI backed by our receivables and inventory. The FGI facility expires on August 15, 2015 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time.

        Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and certain of our subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. At June 30, 2015, the inventory sublimit was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility. While the overall credit limit and inventory sublimit were not changed, borrowing against Honda inventory has been limited to $0.2 million by FGI due to their concerns about customer concentration.

        The interest rate on advances or borrowings under the FGI facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI facility, and was 6.50% at June 30, 2015 and December 31, 2014.

        We were in compliance with the terms of the FGI facility at June 30, 2015. However, there is no guarantee that we will be able to borrow the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

        For additional information on our indebtedness, refer to Note 9, “Debt”.

Capital Expenditures

As of June 30, 2015, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of June 30, 2015, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our Asian investment, we had no material commitments other than the liabilities reflected in our unaudited condensed consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q. For additional information, refer to Note 12, “Commitments and Contingencies”.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

        Refer to Note 12 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

CLEAN DIESEL TECHNOLOGIES, INC.
Date: August 6, 2015	By:	/s/ Christopher J. Harris
Christopher J. Harris
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	By:	/s/ David E. Shea
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

4.2	Form of Investor Warrant issued on July 3, 2013 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on July 3, 2013).

4.3	Form of Investor Warrant issued on April 4, 2014 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on April 1, 2014).

4.4	Form of Investor Series A Warrant issued on November 7, 2014 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on November 4, 2014).
4.5	Form of Investor Warrant issued on June 8, 2015 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on June 3, 2015).

10.1†	Stock Incentive Plan as amended through May 20, 2015 (incorporated by reference to Appendix A to CDTi’s Definitive Proxy Statement (SEC file number 001-33710) filed on April 2, 2015).

10.2*	North American Purchase and Sale Agreement, dated June 5, 2015, between Honda North America and each of the other Honda Companies named in the Agreement and Clean Diesel Technologies, Inc.
10.3*†	Employment agreement, dated July 27, 2015, between Hans Eric Bippus and Clean Diesel Technologies, Inc.
31.1*	Certification of Christopher J. Harris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David E. Shea pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

†	Indicates a management contract or compensatory plan or arrangement