Form 10-Q
period 2015-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2015-11-13
CIK 949428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 5, 2015, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 16,828,806.

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

•                  We recently announced the hiring of a new Chief Executive Officer, and our Executive Team, with input from our Board of Directors, is in the process of accelerating the execution of our business strategy. However, we cannot assure you that we will successfully complete our transformation from serving as a manufacturer of emissions solutions to a developer and supplier of proprietary powders used by other catalyst manufacturers for supply to the global automotive industry or that those efforts will have the intended effect of increasing profitability;

•                  Currently, we derive the majority of our revenue from our catalyst coating business with Honda. We anticipate that our supply of coated catalysts to Honda will begin to significantly decline in the second half of 2017, as certain current vehicle models are phased out. Accordingly, it will be critical that our powder-to-coat business strategy produces revenues with new customers, which may include Honda directly or indirectly, to replace those from our current core catalyst business. In addition, we have an expired agreement with Honda that may limit our rights to commercialize certain technology within the scope of that agreement and adversely affect the ability to license certain technology;

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

•                  We have entered into contractual agreements in connection with past sales of certain of our assets, which may expose us to liability for claims for indemnification under such agreements;

•                  Our results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control; and

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$2,990	$7,220
Accounts receivable, net	4,319	2,875
Inventories	6,808	6,298
Prepaid expenses and other current assets	1,115	1,448
Total current assets	15,232	17,841
Property and equipment, net	1,378	1,357
Intangible assets, net	2,064	2,662
Goodwill	4,744	5,177
Other assets	534	620
Total assets	$23,952	$27,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,564	$2,841
Accounts payable	4,663	3,022
Accrued expenses and other current liabilities	5,730	6,189
Income taxes payable	599	777
Total current liabilities	14,556	12,829
Shareholder notes payable	7,550	7,476
Deferred tax liability	313	359
Total liabilities	22,419	20,664
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	–	–
Common stock, par value $0.01 per share: authorized 24,000,000; issued and outstanding 16,828,806 and 14,152,772 shares at September 30, 2015 and December 31, 2014, respectively	168	142
Additional paid-in capital	204,964	200,771
Accumulated other comprehensive loss	(4,891)	(2,865)
Accumulated deficit	(198,708)	(191,055)
Total stockholders’ equity	1,533	6,993
Total liabilities and stockholders’ equity	$23,952	$27,657

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$9,759	$9,311	$30,038	$32,563
Cost of revenues	7,300	6,389	21,994	22,076
Gross profit	2,459	2,922	8,044	10,487
Operating expenses:
Selling, general and administrative	3,028	2,689	9,461	9,197
Research and development	2,303	1,828	6,276	4,596
Severance and other charges	3	805	4	1,182
Total operating expenses	5,334	5,322	15,741	14,975
Loss from continuing operations	(2,875)	(2,400)	(7,697)	(4,488)
Other income (expense):
Interest expense	(309)	(307)	(886)	(899)
Other income (expense), net	1,015	1,199	909	(914)
Total other income (expense)	706	892	23	(1,813)
Loss from continuing operations before income taxes	(2,169)	(1,508)	(7,674)	(6,301)
Income tax expense (benefit) from continuing operations	(28)	(117)	(88)	150
Net loss from continuing operations	(2,141)	(1,391)	(7,586)	(6,451)
Net loss from discontinued operations	(67)	(179)	(67)	(144)
Net loss	(2,208)	(1,570)	(7,653)	(6,595)
Foreign currency translation adjustments	(1,155)	(1,034)	(2,026)	(889)
Comprehensive loss	$(3,363)	$(2,604)	$(9,679)	$(7,484)

Basic and diluted net loss per common share:
Net loss from continuing operations	$(0.13)	$(0.11)	$(0.50)	$(0.56)
Net income from discontinued operations	-	(0.02)	-	(0.01)
Net loss	$(0.13)	$(0.13)	$(0.50)	$(0.57)
Basic and diluted weighted average shares outstanding	16,791	12,412	15,274	11,501

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,653)	$(6,595)
Net loss from discontinued operations	67	144
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	660	752
Stock-based compensation expense	486	505
Loss (gain) on change in fair value of liability-classified warrants	(269)	945
Gain on foreign currency transactions	(545)	(470)
Loss related to litigation	-	123
Loss (gain) on disposal of property and equipment	1	(296)
Offering costs allocated to warrants issued	88	165
Other	91	(4)
Changes in operating assets and liabilities:
Accounts receivable	(1,690)	1,041
Inventories	(1,135)	(2,399)
Prepaid expenses and other assets	23	227
Accounts payable, accrued expenses and other current liabilities	1,189	(379)
Income taxes	511	(1,176)
Cash used in operating activities of continuing operations	(8,176)	(7,417)
Cash provided by (used in) operating activities of discontinued operations	(667)	173
Net cash used in operating activities	(8,843)	(7,244)
Cash flows from investing activities:
Purchases of property and equipment	(342)	(334)
Proceeds from sale of property and equipment	8	315
Distribution from unconsolidated affiliate	-	91
Net cash provided by (used in) investing activities of continuing operations	(334)	72
Net cash used in investing activities of discontinued operations	-	(8)
Net cash provided by (used in) investing activities	(334)	64
Cash flows from financing activities:
Net borrowings under demand line of credit	722	679
Proceeds from issuance of common stock and warrants, net of offering costs	4,490	6,114
Proceeds from exercise of warrants	-	1,000
Proceeds from exercise of stock options	-	275
Other	-	(18)
Net cash provided by financing activities	5,212	8,050
Effect of exchange rates on cash	(265)	77
Net change in cash	(4,230)	947
Cash at beginning of period	7,220	3,909
Cash at end of period	$2,990	$4,856

Significant noncash financing activity:
Issuance of warrants classified as derivative liability	$845	$1,531

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

The Company is transitioning its business from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials technology provider for these markets. The Company has a proven ability to develop proprietary materials incorporating various base metals that replace costly platinum group metals (“PGMs”) in coatings on vehicle catalytic converters. Recently, the Company has expanded its materials platform to include new synergized-PGM diesel oxidation catalysts (SPGMTM DOC), Base-Metal Activated Rhodium Support (BMARSTM), and Spinel™ technologies, and it is in the process of introducing these new catalyst technologies to OEMs and other vehicle catalyst manufacturers in a proprietary powder form. The Company believes that this powder-to-coat business model will allow it to achieve greater scale and higher return on its technology investment than in the past.

The Company’s business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. It has operations in the United States (“U.S.”), Canada, the United Kingdom, France, Japan and Sweden as well as an Asian investment.

2.              Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $198.7 million at September 30, 2015. The Company has funded its operations through asset sales, credit facilities and other borrowings and equity sales.

At September 30, 2015, the Company had $3.0 million in cash, and based upon the Company’s current and anticipated usage of cash resources, the Company expects to require additional financing in the form of funding from outside sources during the next three to six months. The Company will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. The Company’s continuation as a going concern is dependent upon its ability to obtain adequate additional financing, which the Company has successfully secured since inception, including financing from equity sales and asset divestitures. However, there is no assurance that the Company will be able to achieve projected levels of revenue and maintain access to sufficient working capital, and accordingly, there is substantial doubt as to whether the Company’s existing cash resources and working capital are sufficient to enable it to continue its operations for the next twelve months.

The Company has a $7.5 million secured demand financing facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”) that terminates on August 15, 2016 and may be extended at the Company’s option for additional one-year terms. However, FGI can cancel the facility at any time. At September 30, 2015, the Company had $3.6 million in borrowings outstanding under this facility with $3.9 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

On May 15, 2012, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (the “Shelf Registration”), which was declared effective by the SEC on May 21, 2012. The Shelf Registration permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, provided that the Company may not sell its securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of its public float in any 12-month period (unless the Company’s public float rises to $75.0 million or more). On May 19, 2015 and November 10, 2015, the Company filed shelf registration statements on Form S-3 and Form S-3/A, respectively, with the SEC to replace the existing Shelf Registration (collectively, the “Replacement Shelf”), which the Company anticipates will be declared effective later this year. Once declared effective, the Replacement Shelf will permit the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, provided that the Company may not sell its securities in a primary offering pursuant to the Replacement Shelf or any other registration statement on Form S-3 with a value exceeding one-third of its public float in any 12-month period (unless the Company’s public float rises to $75.0 million or more).

On April 4, 2014, the Company sold 2,030,000 units pursuant to the Shelf Registration for $3.40 per unit, with

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On November 11, 2014, the Company and Kanis S.A. (“Kanis”) entered into a letter agreement whereby Kanis agreed to amend the terms of the outstanding loans, in the aggregate principal amount of $7.5 million, made to the Company, such that (i) the maturity dates of all outstanding loans were extended to October 1, 2016; and (ii) the early redemption feature applicable to one of the outstanding loans was removed.

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

On October 7, 2015, the Company and Kanis entered into a letter agreement whereby Kanis agreed to amend the terms of the outstanding loans, in the aggregate principal amount of $7.5 million, made to the Company, such that the maturity dates of all outstanding loans were extended to October 1, 2018. For additional information, refer to Note 15, “Subsequent Events”.

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

Discontinued Operations

In October 2014, the Company completed the sale of substantially all of the assets of its Reno Business, and the operations of this business were classified as discontinued operations for all periods presented in this report. Discontinued operations also includes costs for the Company’s liability to settle its indemnification matters with Johnson Matthey (“JM”) associated with the sale of Applied Utility Systems, Inc. (“AUS”), a former subsidiary of the Company, in 2009. All liabilities for the indemnification matters were settled and paid. In the statements of cash flows, the cash flows of discontinued operations are separately classified and aggregated.

For additional information, refer to Note 14, “Discontinued Operations”.

All discussions and amounts in the consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

b.              Concentration of Risk

For the three months ended September 30, 2015 and 2014, one automotive OEM customer within the Catalyst segment accounted for 61% and 60%, respectively, of the Company’s revenues. For the nine months ended September 30, 2015 and 2014, one automotive OEM customer within the Catalyst segment accounted for 60% and 50%, respectively, of the Company’s revenues. This customer accounted for 44% and 50% of the Company’s accounts receivable at September 30, 2015 and December 31, 2014, respectively. No other customers accounted for 10% or more of the Company’s revenues or accounts receivable for these periods.

For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Vendor	Supplies	2015	2014	2015	2014
A	Substrates	40%	33%	42%	24%
B	Substrates	21%	*	16%	*
C	Catalysts	*	*	*	11%

* less than 10%

c.               Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares include employee stock options and restricted share units and warrants and debt that are convertible into the Company’s common stock. Because the Company incurred net losses in the three and nine months ended September 30, 2015 and 2014, the effect of potentially dilutive securities has been excluded in the computation of net loss per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 3.4 million and 2.4 million shares during the three months ended September 30, 2015 and 2014, respectively. Potentially dilutive common stock equivalents excluded were 3.0 million and 2.2 million shares during the nine months ended September 30, 2015 and 2014, respectively.

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

The Company records its liability-classified warrants at fair value in accordance with the fair value measurement framework. For additional information, refer to Note 11, “Warrants”. The valuation inputs hierarchy classification for the warrant liability measured at fair value on a recurring basis is summarized as follows (in thousands):

Warrant liability	Level 1	Level 2	Level 3
September 30, 2015	-	-	$2,050
December 31, 2014	-	-	$1,474

The following is a reconciliation of the warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, measured at fair value using Level

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3 inputs (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance at beginning of period	$2,591	$1,647	$1,474	$939
Issuance of common stock warrants	—	—	845	1,531
Exercise of common stock warrants	—	—	-	(2,505)
Remeasurement of common stock warrants	(541)	(737)	(269)	945
Balance at end of period	$2,050	$910	$2,050	$910

e.               Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair values of the Company’s cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of the line of credit approximates its carrying value due to the variable interest rates. The fair value of shareholder notes payable calculated using level 3 inputs, using a Black-Scholes option-pricing model to value the debt’s conversion factor and a net present value model was $7.7 million at September 30, 2015 and December 31, 2014.

f.                 Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations or stockholders’ equity. The Company reclassified $0.7 million from prepaid expenses and other current assets to income taxes payable on the condensed consolidated balance sheet at December 31, 2014 to net certain income taxes receivable and payable, per jurisdiction, and conform to the current period presentation.

g.              Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”. ASU No. 2014-09 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual periods beginning after December 15, 2017. Early adoption is permitted, but it is not permitted earlier than the original effective date. ASU No. 2014-09 provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. The Company is currently in the process of evaluating the impact of the adoption of ASU No. 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU No. 2014-15 defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. It is effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. Early adoption is permitted. The Company has not elected to early adopt, and it is currently in the process of evaluating the impact of the adoption of ASU No. 2014-15 on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be reported on the consolidated statements of financial condition as a direct deduction from the carrying amount of that debt liability. It is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period with early application permitted for financial statements that have not been previously issued. The Company has not elected to early adopt, and it does not expect the impact of the adoption of ASU No. 2015-03 to be material to its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. ASU No. 2015-05 provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. It is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can elect to adopt the standard update prospectively or retrospectively to arrangements entered into, or materially modified, after the effective date. The Company does not expect to early adopt ASU 2015-05, and it is currently in the process of evaluating the impact of the adoption of ASU No. 2015-05 on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU No. 2015-11 changes the measurement principle for inventory from the “lower of cost or market” to “lower of cost and net realizable value.” Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined whether it will elect to early adopt ASU 2015-11, and it is currently in the process of evaluating the impact of the adoption of ASU No. 2015-11 on its consolidated financial statements.

4.              Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$2,822	$2,744
Work in process	646	902
Finished goods	3,340	2,652
	$6,808	$6,298

5.              Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the nine months ended September 30, 2015 was due to the effect of foreign currency translation.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Useful Life	September 30,	December 31,
	in Years	2015	2014
Trade name	15 - 20	$1,205	$1,293
Patents and know-how	5 - 12	4,096	4,529
Customer relationships	4 - 8	741	837
		6,042	6,659
Less accumulated amortization		(3,978)	(3,997)
		$2,064	$2,662

The Company recorded amortization expense related to amortizable intangible assets of $0.1 million and $0.2 million during the three months ended September 30, 2015 and 2014, respectively. The Company recorded amortization expense related to amortizable intangible assets of $0.4 million and $0.5 million during the nine months ended September 30, 2015 and 2014, respectively.

Estimated amortization expense for each of the next five years is as follows (in thousands):

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Years ending December 31:
Remainder of 2015	$134
2016	$445
2017	$436
2018	$162
2019	$162
2020	$162

6.              Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued salaries and benefits	$1,600	$1,115
Accrued severance and other charges (1)	-	335
Accrued warranty (2)	301	373
Warrant liability (3)	2,050	1,474
Accrued indemnification settlement (4)	-	650
Liability for consigned precious metals	321	565
Other	1,458	1,677
	$5,730	$6,189

(1) For additional information, refer to Note 7, “Severance and Other Charges”.

(2) For additional information, refer to Note 8, “Accrued Warranty”.

(3) For additional information, refer to Note 11, “Warrants”.

(4) For additional information, refer to Note 14, “Discontinued Operations”.

7.              Severance and Other Charges

Severance and other charges consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Employee severance expense	$3	$731	$4	$800
Lease exit costs	-	74	-	117
Legal settlements	-		-	265
Total severance and other charges	$3	$805	$4	$1,182

The following summarizes the activity in the Company’s accrual for severance and other charges (in thousands):

		Lease Exit
	Severance	Costs	Total
December 31, 2014	$293	$42	$335
Provision	4	-	4
Payments	(297)	(42)	(339)
September 30, 2015	$-	$-	$-

8.              Accrued Warranty

The following summarizes the activity in the Company’s accrual for product warranty (in thousands):

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Balance at beginning of period	$373	$453
Accrued warranty expense	316	500
Warranty claims paid	(336)	(467)
Translation adjustment	(52)	(17)
Balance at end of period	$301	$469

9.              Debt

Debt consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Line of credit with FGI	$3,564	$2,841
$1.5 million, 8% shareholder note due 2016 (1)	1,620	1,598
$3.0 million, 8% subordinated convertible shareholder notes due 2016 (1)	2,970	2,947
$3.0 million, 8% shareholder note due 2016 (1)	2,960	2,931
	11,114	10,317
Less current portion	(3,564)	(2,841)
	$7,550	$7,476

(1)    The aggregate amount of unamortized debt discount was $0.1 million and $0.2 million at September 30, 2015 and December 31, 2014, respectively. Refer to Note 15, “Subsequent Events”, regarding recent amendments to the shareholder notes.

Line of Credit with FGI

At September 30, 2015, the Company had $3.2 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $2.2 million. At September 30, 2015, the Company also had $1.4 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at September 30, 2015. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

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

The Company received gross proceeds of $5.1 million and net proceeds of $4.5 million after deducting the underwriting discounts and other offering expenses. The Offering Warrants are within the scope of ASC 815-40 and are required to be recorded as liabilities. For additional information, refer to Note 11, “Warrants”. Accordingly, of the $4.5 million in net proceeds, $3.7 million was allocated to the common stock and included in additional paid-in capital and $0.8 million was allocated to the warrant liability based on the fair value of the warrants on the issuance date. Additionally, $0.1 million of the underwriter discounts and other offering costs were allocated to the Offering Warrants, based on the relative fair value of the Offering Warrants and the common stock on the issuance date, and was included in other expense, net in the accompanying statements of comprehensive loss for the three and nine months ended September 30, 2015. The Company intends to use the net proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to its current business, although there are no present commitments or agreements for any such transactions.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.       Warrants

Warrants outstanding and exercisable are summarized as follows:

		Weighted
		Average
		Exercise	Range of
	Shares	Price	Exercise Prices
Outstanding at December 31, 2014 (1)	1,610,069	$3.54	$1.25 - $10.40
Issued	500,000	$2.65	$2.65
Outstanding at September 30, 2015 (1)	2,110,069	$3.33	$1.25 - $10.40
Exercisable at September 30, 2015 (1)	1,610,069	$3.54	$1.25 - $10.40

(1) Includes 170,676 equity-classified warrants.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability for these warrants outstanding are as follows:

	September 30,	June 8,	December 31,
	2015	2015	2014
Issued April 2014
Number of warrants	812,000		812,000
CDTi stock price	$1.53		$1.81
Strike price	$4.20		$4.20
Expected volatility (1)	121.4%		86.6%
Risk-free interest rate	1.2%		1.6%
Dividend yield	–		–
Expected life in years	4.0		4.8
Issued November 2014
Number of warrants	388,393		388,393
CDTi stock price	$1.53		$1.81
Strike price	$3.25		$3.25
Expected volatility (1)	121.1%		86.5%
Risk-free interest rate	1.2%		1.6%
Dividend yield	–		–
Expected life in years	4.1		4.9
Issued June 2015
Number of warrants	500,000	500,000
CDTi stock price	$1.53	$2.09
Strike price	$2.65	$2.65
Expected volatility	111.6%	114.6%
Risk-free interest rate	1.4%	1.8%
Dividend yield	–	–
Expected life in years	5.2	5.5

(1)    During 2015, the Company’s post-Merger historical volatility began to be considered representive of expected volatility for these warrants.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability for warrants outstanding with full-ratchet down-round protection are as follows:

	September 30,	December 31,
	2015	2014
Issued July 2013
Number of warrants	159,000	159,000
CDTi stock price	$1.53	$1.81
Strike price	$1.25	$1.25
Expected volatility	98.3%	103.6%
Risk-free interest rate	0.9%	1.2%
Dividend yield	–	–
Expected life in years	2.8	3.5
Issued November 2014
Number of warrants	80,000	80,000
CDTi stock price	$1.53	$1.81
Strike price	$1.75	$1.75
Expected volatility (1)	98.2%	77.0%
Risk-free interest rate	1.2%	1.6%
Dividend yield	–	–
Expected life in years	4.1	4.9

(1)    During 2015, the Company’s post-Merger historical volatility began to be considered representive of expected volatility for these warrants.

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

12.       Commitments and Contingencies

The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of September 30, 2015, nor is it possible to estimate what litigation-related costs will be in the future.

By email dated June 26, 2015, the California Air Resources Board (“CARB”) asserted the Company had deficiencies in compliance with the Verification Procedure, Aftermarket Parts Regulations and the Vehicle Code. The penalty calculated by CARB for these alleged violations was $1.8 million, with the largest component relating to the use of empty center bodies to allow trucks to be placed back in service while warranty claims are being evaluated. This process is now explicitly permitted by regulation, but was not permitted at the time of the alleged violation. Although the Company disagreed, and continues to disagree, with CARB’s findings, the Company has cooperated with CARB’s investigation and is discussing with CARB whether and to what extent the payment of monetary penalties would be appropriate. After review and evaluation of CARB’s findings and publicly available CARB settlements for similar matters, the Company has accrued an expense of less than $0.1 million as of September 30, 2015 to resolve this matter. In the event that a mutually satisfactory agreement cannot be reached, the Company plans to defend any formal action taken by CARB.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For information related to commitments and contingencies related to AUS, a former subsidiary of the Company that was sold in 2009, refer to Note 14, “Discontinued Operations”.

13.       Segment Reporting and Geographic Information

The Company has two business division segments based on the products it delivers:

Catalyst division — The Catalyst division develops and produces catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines that are offered for multiple markets and a wide range of applications. The Catalyst Division developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no platinum group metals to provide increased catalytic function and value for technology-driven automotive industry customers. The Catalyst division has supplied over twelve million parts to light duty vehicle customers since 2001. The Catalyst division also provides catalyst formulations for the Company’s Heavy Duty Diesel Systems division. Intersegment revenues are based on market prices.

Heavy Duty Diesel Systems division — The Heavy Duty Diesel Systems division designs and manufactures exhaust emissions control solutions. This division offers a full range of DuraFit™ OEM replacement diesel particulate filters and products for the verified retrofit and non-retrofit OEM markets through its distributor/dealer network and direct sales. These products are used to reduce exhaust emissions created by on-road, off-road and stationary diesel and alternative fuel engines including propane and natural gas. The retrofit market in the U.S. is driven in particular by state and municipal environmental regulations and incentive funding for voluntary early compliance. The Heavy Duty Diesel Systems division derives significant revenues from retrofit with a portfolio of solutions verified by the California Air Resources Board and the United States Environmental Protection Agency.

Corporate — Corporate includes cost for personnel, insurance and public company expenses such as legal, audit and taxes that are not allocated down to the operating divisions.

Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Catalyst	$6,655	$6,186	$20,348	$18,286
Heavy Duty Diesel Systems	3,816	3,672	11,794	16,048
Eliminations (1)	(712)	(547)	(2,104)	(1,771)
Total	$9,759	$9,311	$30,038	$32,563

Income (loss) from continuing operations
Catalyst	$(625)	$90	$(1,340)	$673
Heavy Duty Diesel Systems	(650)	(640)	(1,512)	223
Corporate	(1,511)	(1,847)	(4,640)	(5,371)
Eliminations (1)	(89)	(3)	(205)	(13)
Total	$(2,875)	$(2,400)	$(7,697)	$(4,488)

(1)    Elimination of Catalyst revenue and profit in ending inventory related to sales to Heavy Duty Diesel Systems.

Net sales by geographic region based on the location of sales organization is as follows (in thousands):

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$6,127	$5,972	$18,770	$17,068

Canada	2,787	2,413	8,744	12,129
Europe	845	926	2,524	3,366
Total international	3,632	3,339	11,268	15,495
Total revenues	$9,759	$9,311	$30,038	$32,563

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

Applied Utility Systems, Inc.

The Company is undergoing a sales and use tax audit by the State of California (the “State”) on AUS for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.5 million, inclusive of interest. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State. On August 12, 2013, the Company appeared at an appeals conference with the State Board of Equalization (“BOE”). On July 21, 2014, the Company received a Decision and Recommendation (“D&R”) from the BOE. The D&R’s conclusion was that the basis for the calculation of the aforementioned $1.5 million tax due should be reduced from $12.2 million to $9.0 million with a commensurate reduction in the tax owed to the State. Regardless of this finding, the Company continues to believe that it will prevail in this matter, as it believes that the State did not adequately address the legal arguments related to the Company’s acceptance of the valid resale certificate from its customer. The Company has not agreed to these findings, and therefore, it will be appealing at a higher level at the BOE. Based on a re-audit, the BOE lowered the tax due to $0.9 million, inclusive of interest. The Company continues to not agree with these findings based on the aforementioned reasons. However, in October 2015, the Company offered to settle this case for $0.1 million, which is based on the expected cost of continuing to contest this audit. Accordingly, an accrual was charged to discontinued operations for the three and nine months ended September 30, 2015 for the recent offer to settle this case. Should the Company not prevail with the recent offer to settle this case, it plans to continue with the appeals process. Further, should the Company not prevail in this case, it will pursue reimbursement from the customer for all assessments from the State.

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

In connection with the Asset Purchase Agreement, on October 1, 2009, JM presented the Company with an indemnification claim seeking recovery of the net amount of $0.9 million after offsetting the funds withheld by JM from the acquisition of AUS. These claims were for matters relating to various customer contracts that JM purchased, including the BP contract discussed above. The Company and JM entered into discussions relating to the application of offsets and the validity of the claims presented. On June 3, 2015, JM and the Company entered into a settlement and release agreement pursuant to which they settled all claims for $0.7 million. This settlement was paid

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

with an initial $0.1 million installment upon execution of the settlement and release agreement, and the remaining balance was paid in July 2015.

In presenting discontinued operations, general corporate overhead expenses that have been historically allocated to the Reno Business for segment presentation purposes are not included in discontinued operations. The following table presents revenue and expense information for discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$-	$1,021	$-	$2,822
Expenses	(67)	(1,200)	(67)	(2,966)
Net loss from discontinued operations	$(67)	$(179)	$(67)	(144)

15.       Subsequent Events

On October 7, 2015, the Company entered into a letter agreement (the “Agreement”) with Kanis, whereby Kanis agreed to amend the terms of the outstanding loans made to the Company, such that (i) the maturity date and payment premium on the outstanding 8% shareholder note due on October 1, 2016 in the aggregate principal amount of $1,500,000 was extended to October 1, 2018; (ii) the maturity date on the outstanding 8% subordinated convertible note due on October 1, 2016 in the aggregate principal amount of $3,000,000 was extended to October 1, 2018; and (iii) the maturity date on the outstanding 8% shareholder note due on October 1, 2016 in the aggregate principal amount of $3,000,000 was extended to October 1, 2018. Pursuant to the terms of the Agreement, the Company agreed to amend the terms of certain outstanding warrants issued to Kanis in order to (i) extend the expiration date until November 11, 2019 and, (ii) with respect to warrants to purchase up to 75,000 shares of the Company’s common stock, reduce the exercise price to $1.75 per share. The Company is in the process of evaluating the effect of these amendments on its consolidated financial statements.

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

Overview

We are transitioning our business from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials technology provider for these markets. We have a proven ability to develop proprietary materials incorporating various base metals that replace costly platinum group metals, or PGM, and rare earth metals in coatings on vehicle catalytic converters. Our business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants.

Over the past decade, we have developed several generations of high performance catalysts, including our low-PGM MPC® catalysts that are used on certain new Honda vehicles. Recently, we have expanded our materials platform to include new synergized-PGM diesel oxidation catalysts, or SPGMTM DOCs, Base-Metal Activated Rhodium Support, or BMARSTM, and Spinel™ technologies. Initial vehicle tests using these new technologies have demonstrated dramatic PGM savings compared to current OEM catalysts. We are in the process of introducing these new catalyst technologies to OEMs and other vehicle catalyst manufacturers in a proprietary powder form, which will allow them to capture the benefits of our advanced catalyst technology in their own manufacturing operations.

We also supply heavy duty diesel emissions control systems and products to major automakers, distributors, integrators and retrofitters.

We have more than 15 years history of supplying catalysts to light duty vehicle OEMs and 35 years of experience in the heavy duty diesel systems market. During these periods, we have developed a substantial portfolio of patents and related proprietary rights and extensive technological know-how.

We organize our operations in two business divisions: Catalyst and Heavy Duty Diesel Systems.

Catalyst: Utilizing our advanced materials technology platform, we develop and produce catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of costly PGMs to operate effectively. Using our proprietary mixed-phase catalyst, or MPC®, technology, we have developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no PGM content. We have recently developed a new generation of catalyst technologies, which we believe will enable further advances in catalyst performance and further reductions in PGM usage. Since 2001, we have supplied over twelve million parts to light duty vehicle OEM customers. Our Catalyst division is also a supplier of products for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for 61% and 51% of the total consolidated revenues for the nine months ended September 30, 2015 and 2014, respectively.

Heavy Duty Diesel Systems: We specialize in the design and manufacture of exhaust emissions control solutions for a wide range of heavy duty diesel applications. We offer a full range of DuraFit™ OEM replacement diesel particulate filters, or DPFs, and products for the verified retrofit and non-retrofit OEM markets through our distribution/dealer network and direct sales. We believe we offer one of the industry’s most comprehensive portfolios of emissions control systems for use in engine retrofit programs that have been evaluated and verified as compliant with applicable state and federal regulations, as well as regulations imposed by several European countries. We have received certification from the Verification of Emission Reduction Technologies Association (VERT) for our Purifilter® exhaust gas recirculation (EGR) diesel particulate filter system, which expands our retrofit market opportunities into South America and other international locations. Sales of emissions control systems by our Heavy Duty Diesel Systems division are driven by the regulation of diesel emissions, particularly in the State of California. Revenues from our Heavy Duty Diesel Systems division accounted for 39% and 49% of the total consolidated revenues for the nine months ended September 30, 2015 and 2014, respectively.

Strategy

We are in the process of transitioning from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials technology provider of proprietary powders for these markets. We believe that the transition to a powder-to-coat business model will allow us to achieve greater scale and higher return on our technology investment than in the past. In the short term, we expect to focus our efforts and resources in pursuing opportunities in fast growing markets in China and India, as well as North America, that we believe that we can serve profitably with our powder-to-coat business model.

In support of this strategy, we have filed a significant number of patents that underpin next-generation technology for our advanced low-PGM catalysts, and during 2015, we completed an initial series of vehicle tests to validate our next-generation technologies. Based on the success of these tests, we are beginning to make our new catalyst technologies available to OEMs and other catalytic coaters for use in proprietary powder form, and we foresee multiple paths to market our new technologies.

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

Recent Developments

Appointment of New Chief Executive Officer and Acceleration of Transformation

We recently announced the hiring of a new Chief Executive Officer, Matthew Beale, a seasoned executive who has been serving on our Board. Our Executive Team, with input from our Board of Directors, is in the process of accelerating the execution of our business strategy. Among other things, we expect to aggressively complete our transformation from serving as a manufacturer of emissions solutions to a developer and supplier of proprietary powders used by other catalyst manufacturers for supply to the global automotive industry.

In addition, in connection with our ongoing strategic review, we are evaluating our business portfolio as well as our factory and employee utilization and other metrics with a view to more closely align revenues and expenses.

Initial Vehicle and Engine Test Results

New products developed for our powder-to-coat business model include the following:

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

•                  Spinel™ technology.  Initial vehicle test results demonstrated that a Spinel™ underfloor catalyst with 97% less PGM usage achieved emissions control performance equivalent to the OEM catalyst. Testing of the Spinel™ close coupled catalyst is currently underway with results expected later in 2015.

Collaboration Agreement

We recently entered into a collaboration agreement with AP Exhaust Technologies, Inc., or AP Exhaust, to commercialize next-generation catalysts. This collaboration aims to bring to market our latest catalyst technologies, which include MPC®, BMARS™ and Spinel™, across portions of AP Exhaust’s extensive aftermarket catalytic converter product line. This collaboration agreement is also expected to involve a powder-to-coat business model whereby we would sell AP Exhaust enabling proprietary catalytic powders that AP Exhaust would precision coat onto catalytic converter substrates in its state-of-the-art coating facility. The initial drive to commercialization will target the North American aftermarket for light duty replacement catalytic converters, and it is designed to achieve large-scale, rapid commercialization of our advanced catalyst technologies.

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

Recently Issued Accounting Guidance

Refer to Note 3(g), “Summary of Significant Accounting Policies—Recent Accounting Pronouncements”.

Factors Affecting Future Results

Advanced Materials Strategy

Our strategy is to transition from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel OEM, retrofit and replacement markets to becoming an advanced materials technology provider of proprietary powders for these markets. We believe that the transition to a powder-to-coat business model will allow us to achieve greater scale and higher return on our technology investment than in the past. In support of this strategy, we have filed a significant number of patents that underpin next-generation technology for our advanced low-PGM catalysts, and we have recently completed an initial series of vehicle tests to validate our next-generation technologies. It is our intention to invest in developing and commercializing these catalyst technologies. As a consequence, we anticipate that we will continue to expand our intellectual property portfolio with additional patents in 2015 and beyond. In addition, we will invest in other development and marketing activities, including hiring of personnel and incurring costs for outside testing and consulting.

DuraFit™

In the third quarter of 2014, we introduced CDTi’s DuraFit™ OEM replacement DPFs through independent distributors to provide an alternative to OEM manufactured parts. According to market analysis firm Power System Research, manufacturers in North America have produced an average of 250,000 heavy duty on-road diesel vehicles equipped with DPFs each year since 2007 to comply with EPA requirements. The typical OEM warranty on DPFs is 5 years and has expired for many of these vehicles with more continuing to expire in the coming years. As 2007 and newer DPFs from OEMs fail and require replacement, non-OEM DPFs will be needed as replacements. According to a 2012 industry report, the market for medium and heavy duty vehicle after-treatment maintenance and repair is projected to grow from $0.3 billion in 2010 to $3.0 billion by 2017. Recent announcements regarding our progress with the launch of DuraFit™ include:

•                  The New York Department of Sanitation, or DSNY, became the first major fleet customer for our DuraFit™ OEM replacement DPFs. The DSNY operates the largest municipal-owned sanitation fleet in the world consisting of approximately 3,000 vehicles including refuse collection trucks and mechanical street sweepers.

•                  We signed a National Distribution Agreement, pursuant to which DuraFit™ will be sold under a private label to hundreds of retailers in the North American aftermarket.

•                  We signed a multi-year contract with PACCAR Parts to distribute DuraFit™ to its North American network of more than 670 Peterbilt and Kenworth dealerships. Shipments to PACCAR Parts are expected to commence this year.

•                  We are opening four new distribution centers in the U.S., further strengthening our best-in-class service model and enabling us more efficiently meet order fulfillment and the technical support and service needs of our end customers.

•                  We announced DuraFit™ Diesel Oxidation Catalyst for the heavy duty aftermarket. Leveraging our SPGMTM technology, this OEM quality DOC transforms exhaust stream pollutants into less harmful compounds, enhances DPF performance and reduces the need for costly PGMs.

As expected, sales from these products were modest in 2014, with increased sales expected in 2015 and beyond.

Customer Dependency and Relationship with Honda

Historically, we have derived a significant portion of our revenue from a limited number of customers. Sales to Honda represented 60% of our revenues for the nine months ended September 30, 2015 and 52% of our revenues for the year ended December 31, 2014. However, based on discussions with Honda, and acceleration of our powder-to-coat strategy, we anticipate that our supply of coated catalysts to Honda will begin to significantly decline in the second half of 2017, as certain current vehicle models are phased out. Accordingly, it will be critical that our powder-to-coat business strategy produces revenues with new customers, which may include Honda, directly or indirectly, to replace those from our current core catalyst business.

In conjunction with our longstanding relationship with Honda, we entered into a joint research agreement with the motorcycle division of Honda regarding the development of ZPGM™ catalysts for motorcycles. The agreement was signed in 2010, extended in 2012 and expired in March 2014, although confidentiality provisions continue to survive. The agreement provides that technology within the scope of the agreement developed solely by one party is owned by that party, and that technology within the scope of the agreement that is jointly developed by both parties is jointly owned. While we believe that core technology within the scope of the agreement was developed solely by us, there can be no assurance that our belief will not be challenged or invalidated. To the extent that Honda is a joint owner of critical technology developed under the agreement, Honda (including its automotive division) might not be required to pay us a license or royalty fee for use of the jointly owned technology; Honda may be able to manufacture its own catalysts based on the jointly owned technology; and Honda may be able to license the jointly owned technology to others without our consent. In addition, under the terms of the agreement, we may not be able to license jointly owned technology to others without Honda’s consent. Our inability to license jointly owned technology to others could adversely affect the ability to license certain technology.

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

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

Revenues

	Three Months Ended September 30,
		% of		% of
		Total		Total	Change
	2015	Revenues	2014	Revenues	$	%
	($ in thousands)
Catalyst	$6,655	68%	$6,186	66%	$469	8%
Heavy Duty Diesel Systems	3,816	39%	3,672	39%	144	4%
Intercompany revenues	(712)	-7%	(547)	-5%	(165)	(30)%
Total revenues	$9,759	100%	$9,311	100%	$448	5%

Excluding intercompany revenues, the increase in revenues for our Catalyst division was due to an increase in demand from our Japanese OEM customer, including the new model that we announced in March of 2015, which entered production in January of 2015. Further, unit volume for this customer increased by 7% for vehicles currently in mass production.

The increase in revenues for the Heavy Duty Diesel Systems division was due to a $1.6 million increase in DuraFit™ sales, which are beginning to ramp, partially offset by a sharp downturn in retrofit due to a compliance deadline in California during the prior year period.

We eliminate intercompany revenues from the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Gross profit

	Three Months Ended September 30,
		% of		% of	Percentage point change
	2015	Revenues (1)	2014	Revenues (1)	in gross profit margin
	($ in thousands)
Catalyst	$1,803	27%	$1,763	28%	(1)%
Heavy Duty Diesel Systems	745	20%	1,161	32%	(12)%
Intercompany eliminations	(89)	–	(2)	–	–
Total gross profit	$2,459	25%	$2,922	31%	(6)%

(1)  Division calculations based on division revenues. Total based on total revenues.

The gross margin for our Catalyst division remained fairly consistent.

The decrease in gross margin for our Heavy Duty Diesel Systems division was a result of DuraFit™ launch costs and a supply chain that we are in the process of optimizing.

Operating expenses

	Three Months Ended September 30,
		% of		% of
		Total		Total	Change
	2015	Revenues	2014	Revenues	$	%
	($ in thousands)
Selling, general and administrative	$3,028	31%	$2,689	29%	$339	13%
Research and development	2,303	24%	1,828	20%	475	26%
Severance and other charges	3	0%	805	9%	(802)	(100)%
Total operating expenses	$5,334	55%	$5,322	57%	$12	0%

Selling, general and administrative expenses

The increase was primarily due to a prior period reversal of certain incentive based compensation and an increase in consulting fees to support newer strategies and products.

Research and development expenses

The increase was primarily due to development work and outside testing related to new products and employee-related costs to support our technology initiatives.

Severance and other charges

The decrease was due to higher severance costs in the prior year period.

Other expense

	Three Months Ended September 30,
			Change
	2015	2014	$	%
	($ in thousands)
Interest expense	$(309)	$(307)	$(2)	(1)%
Other expense, net	1,015	1,199	(184)	15%
Total other expense	$706	$892	$(186)	21%

The decrease in total other expense was primarily due to the warrant liability re-measurements.

Income Tax Expense (Benefit)

We incurred income tax benefit of $0.1 million in the three months ended September 30, 2014. The effective income tax rates were 1.0% and 7.8% for the three months ended September 30, 2015 and 2014, respectively. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and United Kingdom jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

Revenues

	Nine Months Ended September 30,
		% of		% of
		Total		Total	Change
	2015	Revenues	2014	Revenues	$	%
	($ in thousands)
Catalyst	$20,348	68%	$18,286	56%	$2,062	11%
Heavy Duty Diesel Systems	11,794	39%	16,048	49%	(4,254)	(27)%
Intercompany revenues	(2,104)	-7%	(1,771)	-5%	(333)	(19)%
Total revenues	$30,038	100%	$32,563	100%	$(2,525)	(8)%

Excluding intercompany revenues, the increase in revenues for our Catalyst division was due to an increase in demand from our Japanese OEM customer, including the new model that we announced in March of 2015, which entered production in January of 2015. Further, unit volume for this customer increased by 7% for vehicles currently in mass production.

The decrease in revenues for our Heavy Duty Diesel Systems division was due to a sharp downturn in retrofit due to a compliance deadline in California during the prior year period, partially offset by a $3.6 million increase in DuraFit™ sales, which are beginning to ramp.

We eliminate intercompany revenues from the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Gross profit

	Nine Months Ended September 30,
		% of		% of	Percentage point change
	2015	Revenues (1)	2014	Revenues (1)	in gross profit margin
	($ in thousands)
Catalyst	$5,365	26%	$5,003	27%	(1)%
Heavy Duty Diesel Systems	2,884	24%	5,497	34%	(10)%
Intercompany eliminations	(205)	–	(13)	–	–
Total gross profit	$8,044	27%	$10,487	32%	(5)%

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

Operating expenses

	Nine Months Ended September 30,
		% of		% of
		Total		Total	Change
	2015	Revenues	2014	Revenues	$	%
	($ in thousands)
Selling, general and administrative	$9,461	31%	$9,197	28%	$264	3%
Research and development	6,276	20%	4,596	14%	1,680	37%
Severance and other charges	4	0%	1,182	4%	(1,178)	(100)%
Total operating expenses	$15,741	52%	$14,975	46%	$766	5%

Selling, general and administrative expenses

The increase was primarily due an increase in consulting fees to support newer strategies and products and a prior period $0.3 million gain on the sale of a building at one of our foreign locations, partially offset by employee-related cost savings.

Research and development expenses

The increase was primarily due to development work and outside testing related to new products and employee-related costs to support our technology initiatives.

Severance and other charges

The decrease was due to litigation settlement costs, settlement of a customer dispute and higher severance costs in the prior year period.

Other expense

	Nine Months Ended September 30,
			Change
	2015	2014	$	%
	($ in thousands)
Interest expense	$(886)	$(899)	$13	1%
Other expense, net	909	(914)	1,823	199%
Total other expense	$23	$(1,813)	$1,836	101%

The decrease in total other expense was primarily due to a $1.2 million decrease in losses for the warrant liability re-measurement driven largely by lower stock prices and foreign exchange gains in the current year period.

Income Tax Expense (Benefit)

We incurred income tax expense (benefit) of $(0.1) million and $0.2 million in the nine months ended September 30, 2015 and 2014, respectively. The effective income tax rates were 1.1% and (2.4)% for the nine months ended September 30, 2015 and 2014, respectively. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and United Kingdom jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of September 30, 2015, we had an accumulated deficit of $198.7 million compared to $191.1 million at December 31, 2014. We have also had negative cash flows from operations from inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

We had $3.0 million in cash at September 30, 2015 compared to $7.2 million at December 31, 2014. At September 30, 2015, $1.6 million of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom. We do not intend to repatriate any amount of this cash to the United States as it will be used to fund our subsidiaries’ operations. If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

We have a $7.5 million secured demand financing facility backed by our receivables and inventory with Faunus Group International, Inc., or FGI, that terminates on August 15, 2016 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For details regarding the FGI facility, refer to the “—Description of Indebtedness” discussion below. At September 30, 2015, we had $3.6 million in borrowings outstanding under this facility with $3.9 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

On May 15, 2012, we filed a shelf registration statement on Form S-3 with the SEC, or the Shelf Registration, which permits us to sell, from time to time, up to an aggregate of $50.0 million of various securities. However, we may not sell our securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of our public float in any 12-month period (unless our public float rises to $75.0 million or more). On May 19, 2015 and November 10, 2015, we filed shelf registration statements on Form S-3 and Form S-3/A, respectively, with the SEC to replace the existing Shelf Registration, which we anticipate will be declared effective later this year. Shelf registration statements are intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

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

On November 11, 2014, we and Kanis S.A., or Kanis, entered into a letter agreement whereby Kanis agreed to amend the terms of the outstanding loans, in the aggregate principal amount of $7.5 million, made to us, such that (i) the maturity dates of all outstanding loans were extended to October 1, 2016; and (ii) the early redemption feature applicable to one of the outstanding loans was removed.

On June 2, 2015, we entered into an underwriting agreement to sell 2,500,000 shares of common stock and warrants to purchase up to an aggregate of 500,000 shares of common stock. We received net proceeds of $4.5 million after underwriting discounts and other offering expenses.

On October 7, 2015, we and Kanis entered into a letter agreement whereby Kanis agreed to amend the terms of the outstanding loans, in the aggregate principal amount of $7.5 million, made to us, such that the maturity dates of all outstanding loans were extended to October 1, 2018. In addition, pursuant to the terms of the letter agreement, we agreed to amend the terms of certain outstanding warrants issued to Kanis in order to (i) extend the expiration date until November 11, 2019 and, (ii) with respect to warrants to purchase up to 75,000 shares of our common stock, reduce the exercise price to $1.75 per share.

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

Based on our current cash levels and our current and anticipated usage of cash resources, we expect to require additional financing in the form of funding from outside sources during the next three to six months. We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. Our continuation as a going concern is dependent upon our ability to obtain adequate additional financing, which we have successfully secured since inception, including financing from equity sales and asset divestitures. However, there is no assurance that we will be able to achieve projected levels of revenue and maintain access to sufficient working capital, and accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next twelve months.

The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
			Change
	2015	2014	$	%
	($ in thousands)
Cash provided by (used in):
Operating activities	$(8,843)	$(7,244)	$(1,599)	(22)%
Investing activities	$(334)	$64	$(398)	(622)%
Financing activities	$5,212	$8,050	$(2,838)	(35)%

Cash used in operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters. Cash flows were largely impacted by the loss from operations, adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in fair value of the liability-classified warrants, and foreign currency gains. The cash flows of the current year period were also impacted by the timing of sales and collections, net of other working capital changes. The cash flows of the prior year period were also impacted by increased on-hand inventory resulting from a sharp downturn in retrofit demand coupled with DuraFit™ sales that have not yet begun to ramp increased tax obligations associated with a foreign location.

Cash provided by (used in) investing activities

The increase in cash used in investing activities was due to proceeds from the sale of a building at one of our foreign location and the return of most of our investment balance for our dissolved joint venture with Pirelli both in the prior period.

Cash provided by financing activities

The decrease in cash provided by financing activities was due to higher proceeds from a common stock and warrant offering, pursuant to our Shelf Registration, and proceeds from the exercise of warrants in the prior year period.

Description of Indebtedness

	September 30,	December 31,
	2015	2014
	($ in thousands)
Line of credit with FGI	$3,564	$2,841
$1.5 million, 8% shareholder note due 2016	1,620	1,598
$3.0 million, 8% subordinated convertible shareholder notes due 2016	2,970	2,947
$3.0 million, 8% shareholder note due 2016	2,960	2,931
	$11,114	$10,317

We have a $7.5 million secured demand facility with FGI backed by our receivables and inventory. The FGI facility expires on August 15, 2016 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time.

Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and certain of our subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. At September 30, 2015, the inventory sublimit was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility. While the overall credit limit and inventory sublimit were not changed, borrowing against Honda inventory has been limited to $0.2 million by FGI due to their concerns about customer concentration.

The interest rate on advances or borrowings under the FGI facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI facility, and was 6.50% at September 30, 2015 and December 31, 2014.

We were in compliance with the terms of the FGI facility at September 30, 2015. However, there is no guarantee that we will be able to borrow the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

For additional information on our indebtedness, refer to Note 9, “Debt”.

Capital Expenditures

As of September 30, 2015, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of September 30, 2015, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our Asian investment, we had no material commitments other than the liabilities reflected in our unaudited condensed consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q. For additional information, refer to Note 12, “Commitments and Contingencies”.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Date: November 13, 2015	By:	/s/ Matthew Beale
Matthew Beale
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ David E. Shea
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

10.1†

Employment Agreement, dated July 27, 2015, between Hans Eric Bippus and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.3 CDTi’s Quarterly Report on Form 10-Q (SEC file number 001-33710) filed on August 6, 2015).

10.2

Letter Agreement dated October 7, 2015 between Clean Diesel Technologies, Inc. and Kanis S.A. (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on October 13, 2015).

10.3*†	Employment Agreement, dated October 22, 2015, between Matthew Beale and Clean Diesel Technologies, Inc.

31.1*	Certification of Matthew Beale pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David E. Shea pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

†	Indicates a management contract or compensatory plan or arrangement