Form 10-K
period 2015-12-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2016-03-30
CIK 949428

Use these links to rapidly review the document

Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2015, was $30,366,445. This calculation does not reflect a determination that persons are affiliates for any other purposes. The registrant does not have non-voting common stock outstanding.

         As of March 4, 2016, the outstanding number of shares of the registrant's common stock, par value $0.01 per share, was 18,461,027.

CLEAN DIESEL TECHNOLOGIES, INC.

Annual Report on Form 10-K
For the Year Ended December 31, 2015

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties, as well as assumptions that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements generally are identified by the words "may," "will," "project," "might," "expects," "anticipates," "believes," "intends," "estimates," "should," "could," "would," "strategy," "plan," "continue," "pursue," or the negative of these words or other words or expressions of similar meaning. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. These forward-looking statements are based on information available to us, are current only as of the date on which the statements are made, and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. For a discussion of such risks and uncertainties, please see the discussion under the caption "Risk Factors" contained in this Annual Report on Form 10-K and in other information contained in this annual report and our publicly available filings with the SEC. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

EXPLANATORY NOTE

        The terms "CDTi" or the "Company" or "we," "our" and "us" means Clean Diesel Technologies, Inc. and its consolidated subsidiaries as of the date of this Annual Report on Form 10-K. References to "Notes" are notes included in the consolidated financial statements included in this Annual Report on Form 10-K.

TRADEMARKS

        The Clean Diesel Technologies name with logo, CDT logo, CDTi name with logo, CSI®, CATALYTIC SOLUTIONS®, CSI logo, ARIS®, BARETRAP®, BMARS™, CATTRAP®, COMBICLEAN®, COMBIFILTER®, DESIGNED TO FIT. BUILT TO LAST.™, DURAFIT™, DURAFIT OEM REPLACEMENT EMISSION TECHNOLOGIES™, MPC®, P2C™, PATFLUID®, PLATINUM PLUS®, PURIFIER and design, PURIFILTER®, PURIMUFFLER®, SPGM™, SPINEL™, THREE-WAY ZPGM™, TWO-WAY ZPGM™, ZPGM™, ZPGM TWC™, TERMINOX® and UNIKAT®, among others, are registered or unregistered trademarks of Clean Diesel (including its subsidiaries).

ii

PART I

ITEM 1.    BUSINESS

Company Overview

        We are transitioning our business from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials technology provider for these markets. We have a proven ability to develop proprietary materials incorporating various base metals that replace costly platinum group metals ("PGM") and rare earth metals in coatings on vehicle catalytic converters. Our business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants.

        Over the past decade, we have developed several generations of high performance catalysts, including our low-PGM MPC® catalysts that are used on certain new Honda vehicles. Recently, we have expanded our materials platform to include new synergized-PGM diesel oxidation catalysts, or SPGM™ DOCs, base-metal activated rhodium support, or BMARS™, and Spinel™ technologies. Initial vehicle tests using these new technologies have demonstrated PGM savings of up to 97% compared to current OEM catalysts. We are in the process of introducing these new catalyst technologies to OEMs and other vehicle catalyst manufacturers in a proprietary powder form, which will allow them to capture the benefits of our advanced catalyst technology in their own manufacturing operations.

        We also supply heavy duty diesel emissions control systems and products incorporating our proprietary catalyst technologies to major OEMs, distributors, integrators and retrofitters.

        We have more than 15 years history of supplying catalysts to light duty vehicle OEMs and 35 years of experience in the heavy duty diesel systems market. During these periods, we have developed a substantial portfolio of patents and related proprietary rights and extensive technological know-how.

        We currently organize our operations in two business divisions: Catalyst and Heavy Duty Diesel Systems.

        Catalyst.    Utilizing our advanced materials technology platform, we develop and produce catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of costly PGMs to operate effectively. Using our proprietary mixed-phase catalyst, or MPC®, technology, we have developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no PGM content. We have recently developed a new generation of catalyst technologies, which we believe will enable further advances in catalyst performance and further reductions in PGM usage. Since 2001, we have supplied over twelve million catalyst parts to light duty vehicle OEM customers. Our Catalyst division is also a supplier of products for our Heavy Duty Diesel Systems division.

        Heavy Duty Diesel Systems.    We specialize in the design and manufacture of exhaust emissions control solutions for a wide range of heavy duty diesel applications. We offer a full range of DuraFit™ OEM replacement diesel particulate filters, or DPFs, and diesel oxidation catalysts, or DOCs, and products for the verified retrofit and non-retrofit OEM markets through our distribution/dealer network and direct sales. We believe we offer one of the industry's most comprehensive portfolios of emissions control systems for use in engine retrofit programs that have been evaluated and verified as compliant with applicable state and federal regulations, as well as regulations imposed by several European countries. We have received certification from the Verification of Emission Reduction Technologies Association (VERT) for our Purifilter® exhaust gas recirculation (EGR) diesel particulate filter system, which expands our retrofit market opportunities into South America and other international locations. Sales of emissions control systems by our Heavy Duty Diesel Systems division are driven by the regulation of diesel emissions, particularly in the State of California.

Strategy

        We are in the process of transitioning from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials technology provider of proprietary powders for these markets. We believe that the transition to a powder-to-coat (P2C™) business model will allow us to achieve greater scale and higher return on our technology investment than in the past. In the short term, we expect to focus our efforts and resources in pursuing opportunities in fast growing markets in China and India, as well as North America, where we believe that we can serve profitably with our powder-to-coat business model.

        In support of this strategy, we have filed approximately 215 patents that underpin next-generation technology for our advanced zero-PGM and low-PGM catalysts, and during 2015 and early 2016, we completed an initial series of vehicle tests to validate our next-generation technologies. Based on the success of these tests, we are beginning to make our new catalyst technologies available to OEMs, catalyst coaters and other participants in the emission reduction supply chain for use in proprietary powder form, and we foresee multiple paths to market our new technologies.

        In 2014, we were awarded two significant patents for our new Spinel™ technology, a proprietary clean emissions exhaust platform aimed at improved catalytic performance, which we believe will dramatically reduce the cost of compliance with more stringent clean-air requirements. This is becoming increasingly relevant as new standards, such as the United States Environmental Protection Agency's (EPA) Tier 3, become effective and are expected to require increased loadings of PGMs to achieve compliance with conventional catalyst formulation technology.

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

  •
  According to a 2013 report published by the World Health Organization, exposure to particulate matter less than 2.5 micrometers in diameter (PM2.5) reduces the life expectancy of each person in Europe by an average of 8.6 months.

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

  Light Duty Vehicles

        Key milestones in the evolution of light duty vehicle emissions control in the U.S. are summarized in the table below:

1970	Congress passed the Clean Air Act, which required a 90% reduction in emissions from new automobiles by 1975, and resulted in the introduction of the first generation two-way catalytic converter to remove carbon monoxide and hydrocarbon emissions.
1977	Congress amended the Clean Air Act in order to further reduce the limits for nitrogen oxide emissions which resulted in the introduction of the three-way catalytic converter in 1981.
1990	Amendments were made to the Clean Air Act to further reduce nitrogen oxide emission limits by another 40% beginning in 1994. These "Tier 1" standards also resulted in standards for certain trucks.
1998
The Clinton Administration, auto industry and Northeast States came to a voluntary agreement to implement the National Low Emissions Vehicles, or NLEV, which was fully implemented across the U.S. by 2001. Additionally, CARB adopted the Low Emission Vehicle II, or LEV II, program which was a predecessor to the EPA's "Tier 2" standards set in 1999, which took effect in 2004.
2014
The EPA announced their finalized "Tier 3" standards, which are to be phased in between 2017 and 2025. These standards further reduce emissions from light duty vehicles by approximately 70% to 80% and are closely coordinated with the CARB LEV III standards. Of particular note, particulate matter standards are being further tightened to ensure that new advanced combustion strategies such as gasoline direct injection and diesel fueled vehicles do not pose additional new sources of pollution.

  Light Duty Vehicles—International Markets

        Europe implemented similar regulations as those noted above under Euro III (effective 2000), Euro IV (effective 2005), Euro V (effective 2009) and Euro VI (effective 2016).

        In India the current emission standard is at BSIII going to BSIV nationwide (similar to Eu-4) with discussions still on-going concerning timing to implement BSV and BSV1.

        China has the world's largest passenger car market and is transitioning to China V (Euro-V) in 2016 and 2017. With a complex set of regional deadlines. China VI (with an accelerated timetable for Beijing called "Beijing 6") is set to be implemented in 2019. China VI is equivalent to Eu-6.

        We currently supply our catalyst products featuring our proprietary MPC® technology to OEMs such as Honda, whose 2014 Plug-in Hybrid Accord was approved by CARB as the first gasoline-powered car to meet what is known as the Super Ultra Low Emission Vehicle 20 (SULEV20) standard, the most stringent standard in the nation.

  Heavy Duty Diesel Engines

        Key milestones in the evolution of heavy duty diesel engine emissions control in the U.S. are summarized in the table below.

1985	The EPA first mandated emission standards for diesel-fueled trucks and buses.
1991 - 2006
Emissions standards were largely met with advanced engine technologies. In approximately 375 engine certifications between 1994 and 2006, diesel oxidation catalysts were also used to help engines comply with particulate matter standards.
2007	The EPA and CARB standards further reduced particulate matter emissions limits for heavy duty engines by an additional 90% which led to the introduction of catalyzed diesel particulate filters (CDPF).
2010
EPA 2010 significantly lowers the tailpipe emissions of NOx compared to the 2007 standard. 2010 tailpipe standards in US have led to the use of SCR in addition to DOC and filters commonplace in EPA 2007 systems.

        Off-road compression ignition emissions standards (non-road Tier 1) were first set in 1996 and consistently phased in and further tightened by off-road Tier 2 and Tier 3 emissions limits. Tier 4 emissions limits which have been phased in between 2011 and 2014 saw the first introduction of various exhaust emissions controls including diesel oxidation catalysts, diesel particulate filters and selective catalytic reduction (SCR) catalysts. Given the global nature of the off-road diesel powered equipment market, common EPA and European Union standards have typically been enacted at comparable times.

  Emerging Replacement Market in North America

        According to market analysis firm Power System Research, manufacturers in North America have produced an average 250,000 heavy duty on-road diesel vehicles equipped with a diesel particulate filter each year since 2007 to comply with EPA requirements. The typical OEM warranty on diesel particulate filters is five years and has expired for many of these vehicles with more continuing to expire in the coming years. As 2007 and newer diesel particulate filters from OEMs fail and require replacement, non-OEM diesel particulate filters will be needed as replacements. According to a 2012 industry report, the market for medium and heavy duty vehicle after-treatment maintenance and repair is projected to grow from $0.5 billion in 2010 to $3.0 billion by 2017. In the third quarter of 2014, we introduced the CDTi manufactured DuraFit™ OEM replacement diesel particulate filters through our channel of distributors to provide an alternative to OEM manufactured parts. We expect to leverage our existing technology and know-how to cost effectively serve this emerging market.

  Heavy Duty Diesel Engines—International Markets

        Europe has adopted the stringent Eu-6 standard for heavy-duty vehicles—that has led to systems using DOC, particulate filter and SCR—as in US EPA 2010. China is following the European standards and is currently implementing Eu-5 with Eu-6 set to begin in 2010 with an accelerated version in Beijing. India is currently at BSIV (similar to Eu-4) and is discussing the timetable for BSV and BSVI implementation.

Technology

        In addition to our traditional catalyst products (TWC, DOC, CDPF and SCR), we have succeeded in developing a broad technology portfolio of new materials and catalysts to meet and exceed regulatory emission standards around the globe. We have focused on the two products—Three-Way Catalysts (TWC) and Diesel Oxidation Catalysts (DOC)—that currently utilize a significant amount of PGMs. In particular, our BMARS™, Spinel™ and MPC® powder materials and catalyst products developed from these: SPGM™ DOC, SPGM™ TWC and TWC using BMARS™ and MPC®, are at the core of our business.

  •
  Spinel™.  Our Spinel™ technology is a unique clean emissions exhaust technology which we believe will dramatically reduce the cost of attaining more stringent clean air standards. Spinel was the name initially given to naturally-occurring magnesium aluminate (MgAI2O4) and is now used to describe any composition with the same structure. Our Spinel™ technology may employ numerous low-cost metals in the spinel structure enabling use in a wide range of engine and vehicle applications, both gasoline and diesel, as well as other potential vertical markets. Our unique Spinel™ technology utilizes various base metals, which when combined together in a common structure, achieve unusual and very effective catalytic conversion activity. Spinel™ technology is ideal for the coating of catalytic converters—an alternative to those utilizing costly PGMs and rare earth materials. The base metals we use are common and inexpensive compared to PGMs, such as platinum, palladium and rhodium, and rare earth metals, such as cerium, lanthanum and neodymium. We believe Spinel™ technology will provide significant cost savings over conventional coating formulations. In addition, the Spinel™ technology structure is extremely versatile and stable. The versatility is critical for optimizing future generations of products to meet changing catalytic conversion needs for rapidly evolving engine technologies and increasingly stringent clean air standards. The stability of Spinel™ is critical to provide superior catalytic performance over time and at extreme temperatures for lifetime durability. In addition to SPGM™ and ZPGM™ catalysts, we currently have oxygen storage material, or OSM, under development which synergizes PGM function and drives the critical vehicle on-board diagnostic system. Our newest family of advanced low-PGM and ZPGM™ oxide compounds based upon our Spinel™ technology is summarized below:

        To date, we have filed numerous patents on our Spinel™ technology and two were issued in late 2014. While ready for commercialization, Spinel™ is not yet ready for sale, as we continue testing this technology on production models of popular passenger cars and heavy duty diesel vehicles in local markets at independent vehicle test facilities as part of the commercialization process for specific applications.

  •
  BMARSTM.  We have developed and patented intellectual property rights to a novel technology for enhancing the catalytic activity of rhodium known as base-metal activated rhodium on Support (BMARSTM). This technology is in the form of a nano-scale powder that can be used by catalyst manufacturing partners in the production of TWC. The products made from these novel materials exhibit superior NOx performance at reduced rhodium loading.

  •
  MPC®.  We have developed and patented intellectual property rights to a novel technology for creating and manufacturing catalysts known as mixed phase catalysts (MPC®). This technology involves the self-assembly of a ceramic oxide matrix with catalytic metals precisely positioned within three-dimensional structures. The MPC® design gives our catalyst products two critical attributes that we believe differentiate them from competing offerings: superior stability that allows heat resistance and high performance with very low levels of precious metals; and base metal activation that allows base metals to be used instead of costly PGMs without compromising catalytic performance. This stability feature will continue to be important in the context of the new ZPGM™ materials. The design methodology of sintering resistance will continue to be a key focus as we integrate the new materials with full catalyst design strategies. MPC® powder materials are now available that enable coating by catalyst manufacturing partners to embody this technology in TWC.

  •
  SPGMTM DOC.  We have developed powder materials that can be used to produce SPGMTM DOC—synergized PGM diesel oxidation catalyst. The unique materials developed enable a low PGM and high performance DOC for use in a range of applications—including systems utilizing particulate filters and SCR for advanced emission standards.

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

        We protect our proprietary technologies, along with our other intellectual property, through the use of patents, trade secrets and registered and common law trademarks. For additional information, refer to the "Intellectual Property" discussion below.

Competitive Advantages

        Through a focused technology development campaign, the company has developed a full suite of materials for gasoline and diesel engines with an associated broad portfolio of emission control catalysts. We believe that our technologies and products represent a fundamentally different solution, and the following competitive strengths position us as a leading provider of emission control products and systems.

  •
  Superior Catalyst Performance.  Our proprietary technology enables us to produce catalytic coatings capable of significantly better catalytic performance than those previously available. We have achieved this demonstrated performance advantage by creating catalysts using unique nanostructures with superior stability under prolonged exposure to high temperatures. As a result, in heavy duty diesel and automotive applications, our catalyst formulations are able to maintain high levels of performance over time using substantially lower—or zero—PGMs than products previously available.

  •
  Catalyst Cost Advantage—Addressing Global PGM Supply and Demand.  Expensive PGMs, which include palladium, platinum and rhodium, and rare earth metals such as cerium, neodymium and lanthanum, are used in the manufacture of emission control catalysts, with palladium being the primary component used in catalysts serving the global light duty vehicle market. According to Johnson Matthey PLC's "Platinum 2013 Interim Review", in 2013, over 70% of all primary platinum and 80% of all primary rhodium produced originated in South Africa. Russia and South Africa combined supplied over 75% of palladium. We believe that the continued growth of these metals from the mines in South Africa and Russia will be critical in order to meet the increasingly stringent global emission control standards. According to the same report, it is estimated that more than $6 billion is spent annually by OEMs on PGM purchases for catalysts. The global auto industry is expected to produce over 100 million vehicles by 2018, according to IHS Automotive. These production levels are expected to result in a continued increase in PGM demand for the foreseeable future. In addition, continued tightening of emission standards by regulators globally will require increased loading of PGM in emission catalysts. For example, the landmark Tier 3 emission standards announced by the EPA in 2014 are expected to increase per-vehicle PGM requirements and volumes, which will contribute to higher demand for North America. The EPA expects the new standards will increase PGM loadings by 50% for palladium and 20% for rhodium. The need to reduce the dependence on the use of PGMs in vehicle emission control systems is one of our primary drivers for developing catalysts that use much less or zero PGM to achieve air quality standards, as the cost of PGMs has been subject to extreme volatility due to growing demand and limited supply. The new materials developed at CDTI enable OEMs and their suppliers to drastically reduce the PGM loadings in the DOC and TWC products that currently require the high cost of elevated PGM usage. In the automotive market in particular, where PGM costs represent a large portion of manufacturers' costs, a significant benefit of our commercialized catalyst technology is that it offers performance equal to or exceeding that of other catalyst technologies with up to a 50% reduction in PGM loadings. Once verified, we expect that catalysts featuring our Spinel™ technology will further reduce or completely eliminate the need for PGM loadings.

  •
  Highly Customizable Catalyst Formulations.  Our proprietary MPC® technology is a design approach, as opposed to a single chemical formulation. We have developed this technology since inception as a platform that can be tailored for a range of different industrial catalyst applications. Specifically, our formulations can be tailored in two distinct ways. First, the oxide compounds used in our formulations can be adapted for specific applications by adding to them, or doping them with, a wide range of chemical elements, a process known as tuning. This technical approach is accelerating with major new resource investments to establish a new family of advanced low-PGM and ZPGM™ oxide materials based upon our MPC®, BMARSTM and Spinel™ technologies, in addition to novel materials for DOC products. By contrast, our competitors typically tune their catalyst offerings by adjusting the PGM type and content. Second, we are able to vary the mixtures of our compounds to create customized solutions for specific applications. In the emissions control market, these two independent design mechanisms allow for customization and optimization for different vehicle platforms within the auto industry, complex heavy duty diesel equipment for OEMs, aftermarket and retrofit markets, and for different applications in the energy sector, such as selective catalytic reduction nitrogen oxide control for industrial and utility boilers, process heaters, gas turbines and generator sets. In addition, the material science underlying our MPC® and Spinel™ technologies could have other applications where reduction in PGMs would provide cost advantages. These could include applications in the fuel cell, petrochemical and refinery, and thermoelectric industries.

  •
  Proven Durability.  Our products and systems have undergone substantial laboratory and field testing by our existing and prospective customers and have demonstrated their durability and reliability in a wide range of applications in actual use for many years. In addition, our products and systems have achieved numerous certifications and meet or exceed industry standards. Of particular note, our Catalyst division has supplied over twelve million catalyst parts to light duty vehicle customers since 2001.

  •
  Broad Portfolio of Verified Heavy Duty Diesel Systems.  We believe we offer one of the industry's most comprehensive portfolios of system products that have been evaluated and verified (approved) by the EPA and CARB, as well as regulators in several European countries, for use in engine retrofit programs and in the aftermarket segment. Additionally, we have a thorough understanding of the verification process and the demonstrated ability to obtain broad verifications of products for use in the retrofit market.

  •
  Compatibility with Existing Manufacturing Infrastructure and Operating Specifications.  Catalytic converters using our catalyst products are compatible with existing automotive manufacturing processes as well as specific vehicle operating specifications. Our customers generally do not need to change their manufacturing operations, processes, or how their products operate in order to utilize our proprietary technology. Our heavy duty diesel emission control products and solutions are engineered to each customer's specific application and designed to deliver custom and industry-leading solutions that meet or exceed environmental mandates.

Products

Gasoline Engines	We offer a range of advanced powder materials for use in catalyst products for emission control from gasoline engines: MPC®, BMARSTM and SpinelTM. In addition we provide the catalyst products themselves in high-value applications where necessary. We believe catalytic converters using our technology have superior catalytic performance, can cost substantially less as a result of significantly reduced PGM loadings, have comparable or better durability and are physically and operationally compatible with all existing manufacturing processes and operating requirements. Our solution is based on industry-leading, patent-protected technology and a scalable manufacturing business model.
Diesel Engines

We offer proven and robust catalyst products for emissions control from diesel engine applications: catalyzed particulate filters and diesel oxidation catalysts. Current techniques for diesel engines to meet emissions standards require the use of several methods, including diesel oxidation catalysts, catalyzed diesel particulate filters and selective catalytic reduction systems. We offer a full range of catalyst products for the control of carbon monoxide, hydrocarbons, particulate matter and nitrogen oxide in light and heavy duty applications. A new generation of materials is now available that enable catalyst manufacturing partners to commercialize SPGMTM DOC products for improved performance and low PGM usage.

Energy Applications

We have developed and can manufacture catalysts for use in selective catalytic reduction and carbon monoxide reduction systems, which are used to reduce nitrogen oxide and carbon monoxide emissions from natural gas and petroleum gas burning utility plants, industrial process plants, OEMs, refineries, food processors, product manufacturers and universities.

Advanced Catalytic Materials

We have developed a complete suite of high performance and cost efficient technologies can be offered in powder form to catalyst suppliers for inclusion in their manufacturing processes to address global demand by OEMs.

Sales and Marketing

        The catalyst industry is mainly comprised of a few suppliers serving large, sophisticated customers such as automobile manufacturers. Purchase cycles for catalysts tend to be long, resulting in generally predictable and stable revenue streams. Catalysts are technology intensive products that have a profound effect on the performance of the large, expensive systems in which they are embedded. Extensive interaction is required between catalyst manufacturers and their customers in the course of developing an effective, reliable catalyst for a particular application. For this reason it would appear that even the largest customers prefer to work with only two or three preferred catalyst suppliers on a specific application. The collaboration required for catalyst development and the technical hurdles involved in making effective and reliable catalysts create barriers to entry and provide an opportunity for catalyst manufacturers to earn attractive margins. We are an approved supplier of catalysts for major automotive manufacturers, such as Honda. Our ability to deliver our technology in powder form to automobile manufacturers as well as catalyst manufacturers has enhanced our ability to market our products more broadly. We utilize a business development team, with technical backgrounds, to pursue customers that can benefit from the use of our technology in the manufacture of their own catalysts.

        A significant portion of Catalyst division sales to external customers in 2015 and 2014 were made to Honda. Sales to Honda represented 98% of Catalyst division revenues for each of the years ended December 31, 2015 and 2014 and 57% and 52% of consolidated revenues for the years ended December 31, 2015 and 2014, respectively.

        We sell our heavy duty diesel system products to customers worldwide through a large network of dealers and distributors, as well as directly to OEM customers. The dealers and distributors receive a discount from list price or a commission, which varies depending on the product sold. Customers purchase heavy duty diesel system products to reduce emissions for either retrofit, OEM or OEM replacement applications. Retrofit applications generally involve funded projects that use "approved systems" that are one-off in nature. Typical retrofit end-user customers include school districts, municipalities and other fleet operators, and the market for our heavy duty diesel systems products is heavily influenced by government funding of emissions control projects. OEM customers include manufacturers of heavy duty diesel equipment, such as mining equipment, vehicles, generator sets and construction equipment. OEM replacement products are sold through the OEMs proprietary service network or through independent distributors and retailers. We recently entered the OEM replacement market with DuraFit™ brand of OEM replacement diesel particulate filters and diesel oxidation catalysts. Adoption and implementation of diesel emission control regulations drives demand for our products.

        Our total backlog of confirmed orders was approximately $7.3 million at December 31, 2015 and $6.6 million at December 31, 2014. We expect to fulfill the confirmed orders as of December 31, 2015 during 2016.

        We also have an investment in TC Catalyst, Inc. ("TCC"), an entity that manufactures and distributes catalysts in the Asia-Pacific territories including, among other countries, China, Japan and South Korea. In 2008 and 2009, we sold and transferred specific heavy duty catalyst and three-way catalyst technology and intellectual property for use in certain countries in Asia (the "Territory") to our investment partner in TCC, Tanaka Holdings Co., Ltd. (formerly Tanaka Holdings K.K.), a Japanese company, which together with its subsidiary Tanaka Kikinzoku Kogyo K.K., is referred to herein as TKK, who agreed to provide certain of that intellectual property to TCC on a royalty-free basis. Recently, we further amended our agreements with TKK and TCC to, among other things, enable us to sell certain products and technology in the Territory pursuant to royalty arrangements. For additional information, refer to Note 16, "Equity Investments".

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

  •
  Performance track record with dealers, distributors and end-use customers; and

  •
  Ability to provide cost effective innovative solutions with technologies from our catalyst division.

        We believe that we are very competitive on all key criteria with other companies in this marketplace. Our recent decision to contract out the manufacture of the metal catalyst housing is expected to increase our responsiveness and speed to market in delivering product to our customers.

Research and Development

        Our research and development in catalyst technology is our core strength and has resulted in a broad array of products for the light duty vehicle and heavy duty diesel markets. Our greatest strength in the catalyst business lies in the technical sophistication and cost-to-performance ratio of our products. Product development in our Heavy Duty Diesel Systems division has resulted in a broad family of verified products and systems. We credit our accomplishments to strong engineering capabilities, an experienced team, streamlined product development processes and solid experience in the verification and approval process. We seek to acquire competitive advantage through the use of customized catalysts for our emission control systems. We spent approximately $7.8 million and $6.5 million on research and development activities in the years ended December 31, 2015 and 2014, respectively.

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

        In order to more broadly commercialize our technology in new business models, we have sought patent protection in relation to any new industries and new countries in which we expect to do business. We currently have approximately 111 issued patents and approximately 177 pending applications covering the following main technologies: fundamental catalyst formulations based on perovskite mixed metal oxides applicable to all catalyst markets, Spinel™ technology, Mixed Phase Catalyst (MPC®) technology, PGM-free catalyzed diesel particulate filter, selective catalytic reduction, diesel oxidation catalyst, ZPGM™ three-way catalyst formulations, ZPGM™ diesel oxidation catalyst, palladium three-way catalyst formulations, fuel-borne catalysts, optimization and stabilization of oxygen storage materials without rare earth materials, exhaust gas recirculation with selective catalytic reduction and exhaust systems for diesel engines incorporating particulate filters. Currently, our patents have expiration dates ranging from 2016 through 2033.

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

        We currently have registered and unregistered trademarks for the Clean Diesel Technologies name with logo, CDT logo, CDTi name with logo, CSI®, CATALYTIC SOLUTIONS®, CSI logo, ARIS®, BARETRAP®, BMARS™, CATTRAP®, COMBICLEAN®, COMBIFILTER®, DESIGNED TO FIT. BUILT TO LAST.™, DURAFIT™, DURAFIT OEM REPLACEMENT EMISSION TECHNOLOGIES™, MPC®, P2C™, PATFLUID®, PLATINUM PLUS®, PURIFIER and design, PURIFILTER®, PURIMUFFLER®, SPGM™, SPINEL™, THREE-WAY ZPGM™, TWO-WAY ZPGM™, ZPGM™, ZPGM TWC™, TERMINOX® and UNIKAT®.

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

        Our Heavy Duty Diesel Systems division engineers our emissions control products to customer-specific applications. We believe that this approach reduces installation or assembly time and optimizes operating uptime. Our Heavy Duty Diesel Systems division works as the customer's partner to deliver custom, industry-leading solutions that address each customer's particular environmental mandates. Our heavy duty diesel systems are designed and manufactured in facilities located in Thornhill, Ontario and Malmö, Sweden. We recently decided to close our facility in Thornhill, Ontario and to externalize manufacture of the metal housing for our heavy duty diesel systems although we will continue to manufacture the catalysts that are utilized in our systems at our facility in Oxnard, California.

        We maintain ISO 9001:2008, ISO/TS 16949:2009 and ISO 14001:2004 certifications.

        Our raw material requirements vary by division. Our Catalyst division purchases ceramic substrates that we coat with specialty formulated catalysts comprised of PGMs and various chemicals. PGMs are either provided on a consignment basis by the customers of the division or are purchased by us on behalf of the customer. Our Heavy Duty Diesel Systems division purchases filters, filters coated with catalysts and other materials to manufacture our emission systems. These raw materials are purchased from third party suppliers as well as internally from our Catalyst division. For the Catalyst division, the availability of raw materials is generally dictated by global market supply of key materials. Key materials such as rare earth metals and platinum group metals have at times had delivery constricted due to global supply constraints. The ceramic substrates that we buy are generally sourced by our automotive OEM customers and adequate supply is generally available. The filters for our Heavy Duty Diesel Systems division can generally be purchased from more than one source, limiting our risk of supply, and coated filters, can be sourced from either our Catalyst division or outside suppliers, though changing suppliers for some catalysts may require regulatory approval. For further discussion of risk of supply, refer to "Item 1.A. Risk Factors—Failure of one or more key suppliers to timely deliver could prevent, delay or limit us from supplying products. Delays in delivery times for PGM purchases could also result in losses due to fluctuations in prices. Delays in the delivery times and the cost impact of the world-wide shortage of rare earth metals could delay us from supplying products and could result in lower profits."

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

        Many of our products must receive regulatory approval prior to sale. In the United States, regulatory approval is obtained from the EPA or CARB through a verification process. The verification process includes a thorough review of the technology as well as tightly controlled testing to quantify statistically significant levels of emission reductions. For example, the EPA verification process begins with a verification application and a test plan. Once this is completed, the testing phase begins and is then followed by a data analysis to determine if the technology qualifies for verification. Once a technology is placed on the verified technologies list and 500 units are sold, the manufacturer is responsible for conducting in-use testing and reporting of results to the EPA. Where we own the verification, primarily in retrofit, we are responsible for this testing. Similar product approval schemes exist in other countries around the world.

Company History

        We are a Delaware corporation formed in 1994 as a wholly-owned subsidiary of Fuel Tech, Inc., a Delaware corporation (formerly known as Fuel-Tech N.V., a Netherlands Antilles limited liability company) ("Fuel Tech"), and were spun off by Fuel Tech in a rights offering in December 1995 on the NASDAQ Stock Market (Symbol CDTI). On October 15, 2010, we completed a business combination with Catalytic Solutions, Inc. ("CSI"), a California corporation formed in 1996, when our wholly-owned subsidiary, CDTI Merger Sub, Inc., merged with and into CSI. We refer to this transaction as the "Merger." The Merger was accounted for as a reverse acquisition and, as a result, our Company's (the legal acquirer) consolidated financial statements are now those of CSI (the accounting acquirer), with the assets, liabilities, revenues and expenses of CDTI being included effective from October 15, 2010, the closing date of the Merger. From November 22, 2006 through the closing date of the Merger, CSI's common stock was listed on the AIM of the London Stock Exchange (AIM: CTS and CTSU).

Employees

        As of December 31, 2015, we had 122 full time employees and 3 part time employees. None of our employees is a party to a collective bargaining agreement. We also retain outside consultants and sales and marketing consultants and agents.

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

Risks Related to Our Financial Condition

We have limited cash and experience negative cash flows from operations, and need to raise additional capital to sustain our operations. If we are unable to raise additional capital, we may be forced to seek to reorganize under bankruptcy laws or liquidate. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

        As of December 31, 2015, we held cash of $3.0 million, negative working capital of $0.2 million and indebtedness of $11.1 million. Additionally, we have historically operated with negative cash flows from operations. We had operating cash flow deficits of $11.6 million and $9.9 million for the years ended December 31, 2015 and 2014, respectively. As such, we are actively seeking to raise additional capital. If we fail to raise additional capital by the early second quarter of 2016, we will need to reorganize our balance sheet and operations, or liquidate, under the protection of the U.S. Bankruptcy Code, which could result in a loss of your entire investment. There can be no assurance that any financing or restructuring will be obtained on acceptable terms with the necessary parties or at all.

        Consistent with the foregoing, our auditors have rendered a going concern opinion in respect of our financial statements.

If we are forced to seek reorganization under bankruptcy laws, there can be no assurance that we will be successful or that we will emerge as a going concern.

        Although we may seek an orderly restructuring, for example, through a "pre-packaged" or "pre-negotiated" bankruptcy proceeding, there can be no assurance that we would be able to do so. In order for any proposed plan of reorganization to be confirmed, the Bankruptcy Code, in addition to other legal requirements, requires that at least one impaired class of creditors votes to accept the plan of reorganization. In order for a class to approve a plan of reorganization, approval of over one-half in number of creditors and at least two-thirds in claim amount by those who vote in each impaired class of creditors are required. In addition to obtaining the required votes, the requirements for a bankruptcy court to approve a plan of reorganization include, among other judicial findings, that:

  •
  we acted in accordance with the applicable provisions of the Bankruptcy Code; and

  •
  the plan of reorganization has been proposed in good faith and not by any means forbidden by law.

        In the event at least one class of impaired creditors or interest holders does not vote to accept the plan of reorganization, we would have to satisfy the "cram down" requirements of the Bankruptcy Code and show that the plan of reorganization does not unfairly discriminate and is fair and equitable with respect to those classes of claims and interests that did not vote to accept the plan of reorganization.

        We may not be able to obtain approval of a disclosure statement and/or the required votes or the required judicial approval to the proposed plan of reorganization promptly, if at all. In such event, a prolonged Chapter 11 bankruptcy proceeding could adversely affect our relationships with customers, suppliers and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement any proposed plan of reorganization. In addition, if a plan of reorganization is not confirmed by the bankruptcy court, we may be forced to liquidate our assets.

        If a bankruptcy proceeding is commenced, it is also possible that the bankruptcy court may dismiss the proceeding or otherwise decide to abstain from hearing it on procedural grounds. In addition, the confirmation and effectiveness of any plan of reorganization would be subject to certain conditions and requirements in addition to those described above that may not be satisfied, and the bankruptcy court may conclude that the requirements for confirmation and effectiveness have not been satisfied.

        Given our current cash position and negative cash flow from operations, we may have insufficient cash to effect a plan of reorganization. Given our financial position, suppliers may require payment in advance of or upon delivery of materials or products to us, the Company may have inadequate cash on hand or be unable to borrow to fund such payments. In addition, customers may delay payment to us for inventory shipped to them, until the product is sold, or otherwise, further exacerbating our liquidity situation. In such event, we may need to liquidate, which would likely result in the loss of your entire investment and creditors would be unlikely to recoup all of their debts due.

We require additional working capital to maintain our operations in the form of funding from outside sources which may be limited, difficult to obtain, or unavailable on acceptable terms or not available at all, or in the case of an offering of common stock or securities convertible into or exercisable for common stock, may result in dilution to our existing stockholders.

        We have historically relied on outside sources of funding in the form of debt or equity. Although we have a demand credit facility backed by our receivables and inventory, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if the lender chooses not to finance a portion of our receivables or inventory. Additionally, the lender may terminate the facility at any time. We were successful in raising net proceeds of $7.1 million and $9.9 million through public offerings of shares during the years ended December 31, 2015 and 2014, respectively, but there is no guarantee that should the need arise, we will be able to do so again.

        Any required additional funding may be in the form of debt financing or a private or public offering of equity securities. We believe that debt financing would be difficult to obtain because of our limited assets and cash flows as well as current general economic conditions. Any additional offering of shares of our common stock or of securities exercisable for or convertible into shares of our common stock may result in further dilution to our existing stockholders. Our ability to consummate a financing will depend not only on our ability to achieve positive operating results, but also on conditions then prevailing in the relevant capital markets. There can be no assurance that such funding will be available if needed, or on acceptable terms. In the event that we are unable to raise such funds, we may be required to delay, reduce or severely curtail or cease our operations or the implementation of our business strategies or otherwise impede our on-going business efforts and/or seek reorganization under the U.S. Bankruptcy Code, any of which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

Future growth of our business depends, in part, on the general availability of funding for emissions control programs, enforcement of existing emissions-related environmental regulations, further tightening of emission standards worldwide, market acceptance of our catalyst products, and successful product verifications.

        Although retrofit is a declining part of our business, future growth of our business depends in part on the general availability of funding for emissions control programs, which can be affected for economic as well as political reasons. For example, in light of the recent budget crisis in California, funding was not available for a state-funded emissions control project for off-road diesel equipment, and thus, its start date was pushed back. Additionally, funding for the EPA's Diesel Emissions Reductions Act, or DERA, for 2016 has been substantially reduced from historic levels, and future funding remains uncertain as budget discussions continue to be debated in the U.S. Congress. Funding under the U.S. Congestion Mitigation and Air Quality program, or CMAQ, can be used by states for a variety of emission reduction programs including purchase of new vehicles, building high occupancy travel lanes (car-pool lanes) and retrofit programs. To the extent that these funds are not used for retrofit programs, it limits our sales opportunities. Funding for these types of emissions control projects drives demand for our products. If such funding is not available, it can negatively affect our future growth prospects. In addition to funding, we also expect that our future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations, further tightening of emissions standards worldwide, market acceptance of our catalyst products and successful product verifications. If such standards do not continue to become stricter or are loosened or are not enforced by governmental authorities due to commercial and business pressure or otherwise, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

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

        Although retrofit is a declining part of our business, we are pursuing revenue generating opportunities relating to special government mandated retrofit programs such as those in California and potentially others in various jurisdictions in North America, Europe and Asia. Opportunities such as these require cash investment in operating expenses and working capital such as inventory and receivables prior to realizing profits and cash from sales. If we are not successful in accessing cash resources to make these investments, we may miss out on these opportunities. Further, if we are not successful in generating sufficient sales from these opportunities, we will not realize the benefits of the investments in inventory, which would have an adverse effect on our business, financial condition and results of operations.

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

        We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our disclosure controls and to disclose any changes and material weaknesses in those internal controls.

        Any failure to maintain internal controls could adversely affect our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. If we do not file our financial statements on a timely basis as required by the SEC and The NASDAQ Capital Market, we could face negative consequences from those authorities. In either case, there could be a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. We can give no assurance that material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, in the future our controls and procedures may no longer be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. Responding to inquiries from the SEC or The NASDAQ Capital Market, regardless of the outcome, is likely to consume a significant amount of our management resources and cause us to incur significant legal and accounting expense. Further, many companies that have restated their historical financial statements have experienced a decline in stock price and related stockholder lawsuits.

The Merger adversely affects our ability to take advantage of the significant U.S. federal tax loss carryforwards and tax credits accumulated.

        In connection with the Merger, we performed a study to evaluate the status of net operating loss carryforwards. Because the Merger caused an "ownership change" (as defined for U.S. federal income tax purposes), our ability to use our net operating losses and credits in future tax years has been significantly limited. In addition, due to the "ownership change," our federal research and development credits have also been limited and, consequently, we do not anticipate being able to use any of these credits that existed as of the date of the Merger in future tax years. Our limited ability to use these net operating losses and tax credits as a result of the Merger or otherwise, including as a result of equity offerings subsequent to the Merger, could have an adverse effect on our results of operations.

Foreign currency fluctuations could impact financial performance.

        Because of our activities in the United Kingdom, Europe, Canada and Asia, we are exposed to fluctuations in foreign currency rates. We may manage the risk to such exposure by entering into foreign currency futures and option contracts of which there were none in 2015 or 2014. Foreign currency fluctuations may have a significant effect on our operations in the future.

Risks Related to Our Business

We cannot assure you that we will be successful in our transition into an advanced materials supplier or that those efforts will have the intended effect of increasing profitability.

        We are in the process of transitioning from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials technology provider of proprietary powders for these markets. We believe that the transition to a powder-to-coat business model will allow us to achieve greater scale and higher return on our technology investment than in the past. In the short term, we expect to focus our efforts and resources in pursuing opportunities in fast growing markets in China and India, as well as North America, where we believe that we can serve profitably with our powder-to-coat business model. However, we cannot assure you that these efforts will be successful and, if they are, that they will have the intended effect of increasing profitability.

        We may not be able to successfully implement this strategy for a number of reasons, including, but not limited to:

  •
  Unforeseen costs and delays;

  •
  Unexpected legal, regulatory, or administrative hurdles;

  •
  Our customers' unfamiliarity with this business model;

  •
  Restrictions on our technology; and

  •
  Our inability to:

  •
  Obtain additional capital to pursue such strategies on favorable terms or at all;

  •
  Protect our intellectual property;

  •
  Develop products that meet or exceed the qualification standards of OEMs and partners and provide greater value than alternatives;

  •
  Persuade other catalyst manufacturers to incorporate our technology in their products;

  •
  Find suitable third parties with whom to enter into partnering arrangements or invest in our business; and

  •
  Compete successfully or enter new markets.

        We recently announced the hiring of a new Chief Executive Officer, and our Executive Team, with input from our Board of Directors, is in the process of accelerating the execution of our business strategy. However, we cannot assure you that we will successfully complete our transformation from serving as a manufacturer of emissions solutions to a developer and supplier of proprietary powders used by other catalyst manufacturers for supply to the global automotive industry or that those efforts will have the intended effect of increasing profitability.

        Furthermore, in attempting to execute this strategy, we may harm our relationships with customers, suppliers, employees or other third parties, any of which could be significant. The process of exploring, financing, and realigning our strategic path may also be disruptive to our business. While we believe the pursuit of this strategy will have a positive effect on our profitability in the long-term, there is no assurance that this will be the case. If we are not successful in our efforts to carry out this strategy, our business, financial condition, and results of operation may be adversely affected.

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

        Historically, we have derived a significant portion of our revenue from a limited number of customers. For example, sales to Honda represented 98% of Catalyst division revenues for each of the years ended December 31, 2015 and 2014 and 57% and 52% of consolidated revenues for the years ended December 31, 2015 and 2014, respectively. However, based on discussions with Honda, and acceleration of our powder-to-coat strategy, we anticipate that our supply of coated catalysts to Honda will begin to significantly decline in the second half of 2017, as certain current vehicle models are phased out. Accordingly, it will be critical that our powder-to-coat business strategy produces revenues with new customers, which may include Honda, directly or indirectly, to replace those from our current core catalyst business. While we continually seek to broaden our customer base, it is likely that through mid-2017 we will remain dependent on Honda to represent a substantial portion of our revenue. Manufacturers typically seek to have two or more sources of critical components; however, there can be no assurance that manufacturers for which we are a shared supplier will not sole source the products we supply. Once our product is designed into a vehicle model, we generally supply our component for the life of that model. There can be no assurance, however, that our customers will retain us for a full model term. In this regard, relationships with our customers are based on purchase orders rather than long-term formal supply agreements and customers can discontinue or materially reduce orders without warning or penalty. In addition, while new models tend to remain relatively stable for a few years, there can be no assurance that manufacturers will not change models more rapidly, or change the performance requirements of components used in those models, and use other suppliers for these new or revised models. Demand for our products is tied directly to demand for vehicles. Accordingly, factors that affect the truck and automobile markets have a direct effect on our business, including factors outside of our control, such as vehicle sales slowdowns due to economic concerns, or as a result of natural disasters, including earthquakes and/or tsunamis. The loss of one or more of our significant customers, or reduced demand from one or more of our significant customers, particularly Honda, would have an adverse effect on our revenue, and could affect our ability to become profitable or continue our business operations.

        In conjunction with our longstanding relationship with Honda, we entered into a joint research agreement with the motorcycle division of Honda regarding the development of ZPGM™ catalysts for motorcycles. The agreement was signed in 2010, extended in 2012 and expired in March 2014, although confidentiality provisions continue to survive. The agreement provides that technology within the scope of the agreement developed solely by one party is owned by that party, and that technology within the scope of the agreement that is jointly developed by both parties is jointly owned. While we believe that core technology within the scope of the agreement was developed solely by us, there can be no assurance that our belief will not be challenged or invalidated. To the extent that Honda is a joint owner of critical technology developed under the agreement, Honda (including its automotive division) might not be required to pay us a license or royalty fee for use of the jointly owned technology; Honda may be able to manufacture its own catalysts based on the jointly owned technology; and Honda may be able to license the jointly owned technology to others without our consent. In addition, under the terms of the agreement, we may not be able to license jointly owned technology to others without Honda's consent. Our inability to license jointly owned technology to others could adversely affect the ability to license certain technology. Further, as noted above, we do not have long-term supply agreements with Honda, and accordingly, Honda could terminate its relationship with us at any time for any reason.

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

        Because our catalysts contain platinum, palladium and rhodium, or platinum group metals (PGMs), and rare earth metals, fluctuations in prices could have an adverse impact on our profits as it may not be possible to recover price increases from customers. Additionally, increased prices could result in increased working capital requirements which we may not be able to finance. Conversely, reductions in PGM prices could reduce the competitive advantage our catalyst technologies have over conventional catalysts which rely on significantly higher PGM loadings to achieve emissions targets.

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

        The patents protecting our proprietary technologies expire after a period of time. Currently, our patents have expiration dates ranging from 2016 through 2033. Although we have attempted to incorporate technology from our core patents into specific patented product applications, product designs and packaging, there can be no assurance that this building block approach will be successful in protecting our proprietary technology and products. If we are not successful in protecting our proprietary technology, it could have a material adverse effect on our business, financial condition and results of operations. Questions have arisen regarding our exclusive ownership and control of certain technologies, including by our principal customer, Honda, and a former employee, who claims ownership in a patent relating to ZPGM™. In addition, we have sold technology for exclusive use in Asia to another party. For additional information, refer to "—Historically, we have been dependent on a few major customers, particularly Honda..." above and "—We are subject to restrictions and must pay a royalty a royalty on certain sales of our products and technology in specified countries in Asia." below. Past or future weaknesses in control of our intellectual property could render our current strategies unachievable, require that we change our strategies which could prove unsuccessful, result in litigation over ownership issues including the costs thereof and potential adverse findings, require that we pay to license back technology that we developed or co-developed, or otherwise material adversely affect us, our business and our financial performance.

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

        Consequently, if we or third parties desire to sell our products or otherwise commercialize certain of our technology in the Territory, we currently would have to pay a royalty to TKK in order to do so, which could adversely affect our ability to expand. In addition, although we believe that the amendment to the parties' agreements will generally enable us to pursue our business strategies in the Territory and that, based on discussions with TKK, our non-binding, good faith payment relieves us from further obligations to TKK with respect to past shipments of catalysts covered by the agreements, there can be no assurance that TKK will not assert claims and pursue available remedies, any of which could have an adverse effect on our business.

Failure of one or more key suppliers to timely deliver could prevent, delay or limit us from supplying products. Delays in delivery times for PGM purchases could also result in losses due to fluctuations in prices. Delays in the delivery times and the cost impact of the world-wide shortage of rare earth metals could delay us from supplying products and could result in lower profits.

        Due to customer demands and specifications, we are required to source critical materials and components such as ceramic substrates from single suppliers. Our three largest suppliers accounted for over 60% and 50% of our raw material purchases during the years ended December 31, 2015 and 2014, respectively. Failure of one or more of the key suppliers to deliver timely could prevent, delay or limit us from supplying products because we would be required to qualify an alternative supplier. For certain products and customers, we are required to purchase PGM materials. As commodities, PGM materials are subject to daily price fluctuations and significant volatility, based on global market conditions. Historically, the cost of PGMs used in the manufacturing process has been passed through to the customer. This limits the economic risk of changes in market prices to PGM metal usage in excess of nominal amounts allowed by the customer. However, going forward there can be no assurance that we will continue to be successful in passing PGM price risk onto our current and future customers to minimize the risk of financial loss. Additionally, PGM material is accounted for as inventory and therefore subject to lower of cost or market adjustments on a regular basis. A drop in market prices relative to the purchase price of PGMs could result in a write-down of inventory. Due to the high value of PGM materials, special measures have been taken to secure and insure the inventory. There is a risk that these measures may be inadequate and expose us to financial loss. We utilize rare earth metals in the production of some of our catalysts. Due to a reduction in export from China of these materials, there has been a world-wide shortage, leading to a lack of supply and higher prices. We risk delays in shipment due to this constrained supply and potentially lower margins if we are unable to pass the increased costs on to our customers.

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

We are transitioning from being a niche manufacturer of emissions control solutionsm, which will increase our reliance on third-party manufacturers and could harm our business.

        In connection with our efforts to realign our manufacturing footprint, we announced in December 2015 our intention to close our Canadian manufacturing facility in 2016. As a result of this action, we will rely on third-party service providers to manufacture certain of our products. This reliance generates a number of risks, including decreased control over the production process, which could lead to production delays or interruptions, and inferior product quality control. In addition, performance problems at these third-party providers could lead to cost overruns, shortages or other problems, which could increase our costs of production or result in delivery delays to our customers.

        If one or more of our third-party manufacturers becomes insolvent or unwilling to continue to manufacture products of acceptable quality, at acceptable costs, in a timely manner, our ability to deliver products to our retail customers could be significantly impaired. Substitute manufacturers might not be available or, if available, might be unwilling or unable to manufacture the products we need on acceptable terms. Moreover, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current third-party manufacturers, or others, on commercially reasonable terms, or at all.

Any liability for environmental harm or damages resulting from technical faults or failures of our products could be substantial and could adversely affect our business and results of operations.

        Customers rely upon our products to meet governmental emissions control standards. Failure of our products to meet such standards could expose us to claims from customers. Our products are also integrated into goods manufactured by our consumers, and therefore, a malfunction or the inadequate design of our products could subject us and our customers to product liability claims. Any liability for environmental harm or damages resulting from technical faults or failures could be substantial and could adversely affect our business and results of operations. In addition, a well-publicized actual or perceived problem could adversely affect the market's perception of our products, which would materially impact our financial condition and operating results.

        By email dated June 26, 2015, the California Air Resources Board (CARB) asserted the Company had deficiencies in compliance with the Verification Procedure, Aftermarket Parts Regulations and the Vehicle Code. The penalty calculated by CARB for these alleged violations was $1.8 million, with the largest component relating to the use of empty center bodies to allow trucks to be placed back in service while warranty claims are being evaluated. This process is now explicitly permitted by regulation, but was not permitted at the time of the alleged violation. Although the Company disagreed, and continues to disagree, with CARB's findings, the Company has cooperated with CARB's investigation and is discussing with CARB whether and to what extent the payment of monetary penalties would be appropriate. After review and evaluation of CARB's findings and publicly available CARB settlements for similar matters, the Company has accrued an expense of less than $0.1 million as of December 31, 2015 to resolve this matter. During 2016, CARB responded to our proposed settlement with a counter-proposal of $0.8 million by cutting certain components of their initial penalty in half and reducing certain penalties. We are currently evaluating CARB's recent counter-proposal and other relevant information, and an additional accrual may be recorded upon the completion of our current evaluation later in 2016. In the event that a mutually satisfactory agreement cannot be reached, the Company plans to defend any formal action taken by CARB. If we are unsuccessful in resolving this matter, it could have a material adverse effect on our business, operating results and financial condition.

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

        While we believe that there exists a viable market for our developing catalyst products, there can be no assurance that such technology will succeed as an alternative to competitors' existing and new products. The development of a market for the products is affected by many factors, some of which are beyond our control. The adoption cycles of our key customers are lengthy and require extensive interaction with the customer to develop an effective and reliable catalyst for a particular application. While we continue to develop and test products with key customers, there can be no guarantee that all such products will be accepted and commercialized. Our relationships with our customers are based on purchase orders rather than long-term formal supply agreements. Generally, once a catalyst has successfully completed the testing and certification stage for a particular application, it is generally the only catalyst used on that application and therefore unlikely that, unless there are any defects, the customer will try to replace that catalyst with a competing product. However, our customers usually have alternate suppliers for their products and there is no assurance that we will continue to win the business. Also, although we work with our customers to obtain product verifications in accordance with their projected production requirements, there is no guarantee that we will be able to receive all necessary approvals for our catalysts by the time a customer needs such products, or that a customer will not accelerate its requirements. If we are not successful in having verified catalyst products to meet customer requirements, it will have a negative effect on our revenues, which could have a material adverse effect on our results of operations.

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

Risks Related to Our Common Stock

We could be delisted from NASDAQ, which could seriously harm the liquidity of our stock and our ability to raise capital.

        On February 12, 2016, we received a letter from the Listing Qualifications staff of The NASDAQ Stock Market LLC (Nasdaq) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until August 10, 2016, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, if we provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, which may include, if necessary, implementing a reverse stock split. However, if it appears to the Nasdaq Staff that we will not be able to cure the deficiency, or if we are then otherwise not eligible, Nasdaq will provide us notice that our common stock will be subject to delisting.

        There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements, or that we will be eligible for listing on any comparable trading market. The effects of losing the Nasdaq listing could materially harm our ability to raise additional capital.

The price of our common stock may be adversely affected by the sale by us or our shareholders of a significant number of new common shares.

        The sale, or availability for sale, of substantial amounts of our common stock could adversely affect the market price of our common stock and could impair our ability to raise additional working capital through the sale of equity securities. For example, on November 23, 2015, we issued 883,862 shares of our common stock and Series B pre-funded warrants to purchase an aggregate of 1,686,138 shares of our common stock in a registered direct offering under our shelf registration statement. In a concurrent private placement, we issued warrants to purchase 771,000 shares of common stock and for the surrender and cancellation of warrants to purchase the same number of shares, warrants to purchase 856,393 shares of common stock. Also, on June 2, 2015, we entered into an underwriting agreement to sell 2,500,000 shares of our common stock and warrants to purchase 500,000 shares of our common stock under our shelf registration statement. Resale of shares, including shares received upon exercise of warrants, that we may issue from time to time by the holders thereof could contribute to downward pressure on the trading price of our stock.

        To provide us with additional flexibility to access capital markets for general corporate purposes, we filed a shelf registration statement which was declared effective by the SEC on November 17, 2015. The shelf registration statement permit us to sell, from time to time, up to an aggregate $50.0 million of various securities, including common stock, preferred stock, warrants to purchase common stock or preferred stock and units consisting of one or more of the foregoing or any combination of such securities. To the extent that we raise additional capital by issuing equity securities under our shelf registration statement, our stockholders may experience dilution. Any dilution or potential dilution may cause our stockholders to sell their shares, which could contribute to a downward movement in the trading price of our stock.

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

        CDTi's common stock began trading on the NASDAQ Capital Market effective October 3, 2007. In the period immediately following the Merger and the related reverse stock split, we experienced significantly higher trading volume than typical for our Company. Unusual trading volume in our shares has continued to occur from time to time. The market price of our common stock also has been and may continue to be highly volatile. On February 26, 2016, the closing price for a share of our common stock was $0.68 per share. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operations results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market volume and price of our stock.

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

        We do not anticipate the need to acquire additional space in the near future and consider our current capacity to be sufficient for current operations and projected growth. As such, we do not expect that our rental costs will increase substantially from the amounts historically paid in 2015. However, on December 11, 2015, we announced our intention to close our Canadian manufacturing facility in 2016, and we will record remaining lease payments at the time that this location is vacated.

ITEM 3.    LEGAL PROCEEDINGS

        Refer to Note 17, "Commitments and Contingencies".

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on The NASDAQ Capital Market under the symbol "CDTI". For a 20-trading day period immediately following the Merger and the one-for-six reverse stock split, both of which took effect October 15, 2010, it temporarily traded under the symbol "CDTID" in accordance with NASDAQ's rules.

        The following table sets forth the high and low prices of our common stock on The NASDAQ Capital Market for each of the periods listed. Prices indicated below with respect to our share price include inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	NASDAQ Capital Market
	High	Low
2015
1st Quarter	$2.39	$1.60
2nd Quarter	$3.38	$1.75
3rd Quarter	$2.23	$1.45
4th Quarter	$1.90	$0.83
2014
1st Quarter	$7.39	$1.51
2nd Quarter	$3.48	$2.25
3rd Quarter	$2.81	$1.65
4th Quarter	$3.97	$1.41

Holders

        At March 4, 2016, there were 186 holders of record of our common stock, which excludes stockholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

Dividends

        No dividends have been paid on our common stock and we do not anticipate paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        Refer to Part III "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

ITEM 6.    SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, see "Cautionary Statement Concerning Forward-Looking Statements". Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, as a result of many important factors, including those set forth in Part I—Item 1A "Risk Factors".

        References to "Notes" are notes included in the consolidated financial statements included in this Annual Report on Form 10-K.

Overview

        We are transitioning our business from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials technology provider for these markets. We have a proven ability to develop proprietary materials incorporating various base metals that replace costly platinum group metals ("PGM") and rare earth metals in coatings on vehicle catalytic converters. Our business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants.

        Over the past decade, we have developed several generations of high performance catalysts, including our low-PGM MPC® catalysts that are used on certain new Honda vehicles. Recently, we have expanded our materials platform to include new synergized-PGM diesel oxidation catalysts, or SPGM™ DOCs, base-metal activated rhodium support, or BMARS™, and Spinel™ technologies. Initial vehicle tests using these new technologies have demonstrated PGM savings of up to 97% compared to current OEM catalysts. We are in the process of introducing these new catalyst technologies to OEMs and other vehicle catalyst manufacturers in a proprietary powder form, which will allow them to capture the benefits of our advanced catalyst technology in their own manufacturing operations.

        We also supply heavy duty diesel emissions control systems and products incorporating our proprietary catalyst technologies to major automakers, distributors, integrators and retrofitters.

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

        Catalyst:    Utilizing our advanced materials technology platform, we develop and produce catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of costly PGMs to operate effectively. Using our proprietary mixed-phase catalyst, or MPC®, technology, we have developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no PGM content. We have recently developed a new generation of catalyst technologies, which we believe will enable further advances in catalyst performance and further reductions in PGM usage. Since 2001, we have supplied over twelve million catalyst parts to light duty vehicle OEM customers. Our Catalyst division is also a supplier of products for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for 58% and 53% of the total consolidated revenues for the years ended December 31, 2015 and 2014, respectively.

        Heavy Duty Diesel Systems:    We specialize in the design and manufacture of exhaust emissions control solutions for a wide range of heavy duty diesel applications. We offer a full range of DuraFit™ OEM replacement diesel particulate filters, or DPFs, and diesel oxidation catalysts, or DOCs, and products for the verified retrofit and non-retrofit OEM markets through our distribution/dealer network and direct sales. We believe we offer one of the industry's most comprehensive portfolios of emissions control systems for use in engine retrofit programs that have been evaluated and verified as compliant with applicable state and federal regulations, as well as regulations imposed by several European countries. We have received certification from the Verification of Emission Reduction Technologies Association (VERT) for our Purifilter® exhaust gas recirculation (EGR) diesel particulate filter system, which expands our retrofit market opportunities into South America and other international locations. Sales of emissions control systems by our Heavy Duty Diesel Systems division are driven by the regulation of diesel emissions, particularly in the State of California. Revenues from our Heavy Duty Diesel Systems division accounted for 42% and 47% of the total consolidated revenues for the years ended December 31, 2015 and 2014, respectively.

Strategy

        We are in the process of transitioning from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials technology provider of proprietary powders for these markets. We believe that the transition to a powder-to-coat (P2C™) business model will allow us to achieve greater scale and higher return on our technology investment than in the past. In the short term, we expect to focus our efforts and resources in pursuing opportunities in fast growing markets in China and India, as well as North America, where we believe that we can serve profitably with our powder-to-coat business model.

        In support of this strategy, we have filed approximately 215 patents that underpin next-generation technology for our advanced zero-PGM and low-PGM catalysts, and during 2015 and early 2016, we completed an initial series of vehicle tests to validate our next-generation technologies. Based on the success of these tests, we are beginning to make our new catalyst technologies available to OEMs and other catalytic coaters for use in proprietary powder form, and we foresee multiple paths to market our new technologies.

        In 2014, we were awarded two significant patents for our new Spinel™ technology, a proprietary clean emissions exhaust platform aimed at improved catalytic performance, which we believe will dramatically reduce the cost of compliance with more stringent clean-air requirements. This is becoming increasingly relevant as new standards, such as the EPA's Tier 3, become effective and are expected to require increased loadings of PGMs to achieve compliance with conventional catalyst formulation technology.

Recent Developments

Streamlined Operations

        On December 11, 2015, we announced our intention to close our Canadian manufacturing facility in 2016 in order to streamline production activities and better align operations with our advanced materials strategy. We anticipate that the closure will allow us to reduce fixed overhead expenses and simplify our supply chain while enhancing our ability to serve our customers in the heavy duty diesel market.

Chinese Heavy Duty Market Entry

        We recently entered into an agreement with Panasonic Ecology Systems Co., Ltd. to supply our synergized-platinum group metal (SPGM™) diesel oxidation catalyst (DOC) for the China heavy duty on-road and off-road retrofit markets. Panasonic Ecology Systems Co., Ltd. manufactures and sells environmental systems for the Panasonic Group.

        Panasonic Ecology Systems will combine its proprietary diesel particulate filter technology with CDTi's SPGM™ DOC technology for the heavy duty diesel retrofit market in China. In the first phase, CDTi will supply substrates coated with CDTi's SPGM™ DOC technology, with a planned transition to CDTi providing its proprietary SPGM™ DOC powder to Panasonic to coat onto substrates in its China factory. The first SPGM™ DOC shipments began in the fourth quarter of 2015.

Appointment of New Chief Executive Officer and Acceleration of Transformation

        In October 2015, we announced the hiring of a new Chief Executive Officer, Matthew Beale, a seasoned executive who has been serving on our Board. Our Executive Team, with input from our Board of Directors, is in the process of accelerating the execution of our business strategy. Among other things, we expect to aggressively complete our transformation from serving as a manufacturer of emissions solutions to a developer and supplier of proprietary powders used by other catalyst manufacturers for supply to the global automotive industry.

        In addition, in connection with our ongoing strategic review, we are evaluating our business portfolio as well as our factory and employee utilization and other metrics with a view to more closely align revenues and expenses.

Initial Vehicle and Engine Test Results

        New products developed for our powder-to-coat business model include the following:

  •
  SPGM™ diesel oxidation catalyst technology.  Preliminary engine and vehicle test results indicate the achievement of emission control and system performance comparable to a leading OEM catalyst product while reducing PGM usage by over 80%.

  •
  BMARS™ technology.  Initial test results demonstrate that BMARS™, with one catalyst and 50% less PGM, outperformed the OEM's typical two-catalyst system on a popular passenger car. These results provide OEMs the prospect of eliminating one of the catalyst units altogether, while achieving a greater than 50% PGM cost reduction on the remaining catalyst unit.

  •
  Spinel™ technology.  Initial vehicle test results demonstrated that a Spinel™ underfloor catalyst with 97% less PGM usage achieved emissions control performance equivalent to the OEM catalyst. Testing of the Spinel™ close coupled catalyst was completed recently with results indicating a 90% reduction in PGM usage.

Collaboration Agreement

        In 2015, we entered into a collaboration agreement with AP Exhaust Technologies, Inc., or AP Exhaust, to commercialize next-generation catalysts. This collaboration aims to bring to market our latest catalyst technologies, which include MPC®, BMARS™ and Spinel™, across portions of AP Exhaust's extensive aftermarket catalytic converter product line. This collaboration agreement is also expected to involve a powder-to-coat business model whereby we would sell AP Exhaust enabling proprietary catalytic powders that AP Exhaust would precision coat onto catalytic converter substrates in its state-of-the-art coating facility. The initial drive to commercialization will target the North American aftermarket for light duty replacement catalytic converters, and it is designed to achieve large-scale, commercialization of our advanced catalyst technologies.

Sources of Revenues and Expenses

        We generate revenues primarily from the sale of our emission control systems and products. We generally recognize revenues from the sale of our emission control systems and products upon shipment of these products to our customers. However, for certain customers, where risk of loss transfers at the destination (typically the customer's warehouse), revenue is recognized when the products are delivered to the destination.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ materially. For additional information relating to these and other accounting policies, refer to Note 3, "Significant Accounting Policies".

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

        Accounting for Income Taxes.    Our income tax expense is dependent on the profitability of our various international subsidiaries including Canada, Sweden and the United Kingdom ("U.K."). These subsidiaries are subject to income taxation based on local tax laws in their respective countries. Our U.S. operations have continually incurred losses since inception.

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

        Goodwill.    We test goodwill for impairment at the reporting unit level at least annually, as of October 31, using a two-step process, and more frequently upon the occurrence of certain triggering events. Our Engine Control Systems reporting unit, which is within our Heavy Duty Diesel Systems reporting segment, has all of our goodwill assigned to it, which totalled $4.7 million and $5.2 million at December 31, 2015 and 2014, respectively. Goodwill impairment testing requires us to estimate the fair value of the reporting unit. The estimate of fair value is based on internally developed assumptions approximating those that a market participant would use in valuing the reporting unit. We derived the estimated fair value of the Engine Control Systems reporting unit at October 31, 2015 from a blending of market and income approach models. We utilized a weighting of 25% and 75% between the market and income approaches, respectively. Significant assumptions used in deriving the fair value of the reporting unit under the income approach included: annual revenue growth over the next five years ranging from 6% to 58%, long-term revenue growth of 3% and a discount rate of 22%. A significant assumption used in deriving the fair value of the reporting unit under the market approach included an average multiple of 1.35 times on revenue. The discount rate of 22% was developed based on a weighted cost of capital ("WACC") analysis. Within the WACC analysis, the cost of equity assumption was developed using the Capital Asset Pricing Model ("CAPM"). The inputs in both the CAPM and the cost of debt assumption utilized in the WACC were developed for our Engine Control Systems business reporting unit using data from comparable companies. The revenue growth rates used are higher than our historical growth patterns due to our recent launch of our DuraFit™ product for the replacement market and consider future growth potential identified by management, however, there is no assurance such growth will be achieved in this newer market. In addition, we considered the overall fair value of our reporting units as compared to our market capitalization. Because the estimated fair value of the reporting unit exceeded its carrying value, we determined that no goodwill impairment existed as of October 31, 2015, and we have not identified any triggering events that would change this assessment through December 31, 2015. However, it is reasonably possible that future results may differ from the estimates made during 2015 and future impairment tests may result in a different conclusion for the goodwill of our Engine Controls Systems reporting unit. In addition, the use of different estimates or assumptions by management could lead to different results. Our estimate of fair value of the reporting unit is sensitive to certain factors, including but not limited to the following: movements in our share price, changes in discount rates and our cost of capital, growth of the reporting unit's revenue, cost structure of the reporting unit, successful completion of research and development, capital expenditures, customer acceptance of new products, competition, general economic conditions and approval of the reporting unit's product by regulatory agencies.

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

        In 2015, we considered whether any events or changes in circumstance indicated that the carrying amount of our long-lived assets may not be recoverable and concluded that no such triggering event had occurred during 2015 that would lead us to believe that the assets were impaired. Therefore, no further testing was performed. To the extent additional events or changes in circumstances occur, we may conclude that a non-cash impairment charge is required, which would have an adverse effect on our financial condition and results of operations.

        Warrant Derivative Liability.    In light of the terms of certain of our outstanding warrants, we have determined that we are required to carry them at fair value until exercised or expired, and record changes in their fair value in our results of operations in each reporting period. At December 31, 2015, we had a liability of $3.1 million related to liability-classified warrants. For the year ended December 31, 2015, we recorded a non-cash gain of $2.6 million to other income (expense), net in our consolidated statement of comprehensive loss to reflect the change in fair value of these liability-classified warrants. The determination of fair value requires us to use of judgment. For common stock warrants with market conditions, we use the Monte Carlo pricing model to determine fair value. For other common stock warrants, we use the Black-Scholes option-valuation model, which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the contractual terms of the warrants. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the non-cash gain or loss recognized for changes in the valuation of the warrant derivative liability.

Recently Issued Accounting Guidance

        Refer to the "Recently Issued Accounting Guidance" discussion in Note 3, "Significant Accounting Policies".

Factors Affecting Future Results

Advanced Materials Strategy

        Our strategy is to transition from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel OEM, retrofit and replacement markets to becoming an advanced materials technology provider of proprietary powders for these markets. We believe that the transition to a powder-to-coat business model will allow us to achieve greater scale and higher return on our technology investment than in the past. In support of this strategy, we have filed a significant number of patents that underpin next-generation technology for our advanced low-PGM catalysts, and we have recently completed an initial series of vehicle tests to validate our next-generation technologies. It is our intention to invest in developing and commercializing these catalyst technologies. As a consequence, we anticipate that we will continue to expand our intellectual property portfolio with additional patents in 2016 and beyond. In addition, we will invest in other development and marketing activities, including hiring of personnel and incurring costs for outside testing and consulting.

DuraFit™

        In the third quarter of 2014, we introduced CDTi's DuraFit™ OEM replacement DPFs through independent distributors to provide an alternative to OEM manufactured parts. According to market analysis firm Power System Research, manufacturers in North America have produced an average of 250,000 heavy duty on-road diesel vehicles equipped with DPFs each year since 2007 to comply with EPA requirements. The typical OEM warranty on DPFs is 5 years and has expired for many of these vehicles with more continuing to expire in the coming years. As 2007 and newer DPFs from OEMs fail and require replacement, non-OEM DPFs will be needed as replacements. According to a 2012 industry report, the market for medium and heavy duty vehicle after-treatment maintenance and repair is projected to grow from $0.5 billion in 2010 to $3.0 billion by 2017.

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

  •
  We announced DuraFit™ diesel oxidation catalyst for the heavy duty aftermarket. Leveraging our SPGM™ technology, this OEM quality DOC transforms exhaust stream pollutants into less harmful compounds, enhances DPF performance and reduces the need for costly PGMs.

  •
  We partnered with Hino Motors, Ltd. to distribute DuraFit™ DPFs and DOCs to its North American network of more than 300 dealerships. Shipments to Hino are expected to commence during the first quarter of 2016.

        As expected, sales from these products were modest in 2014 but have increased significantly during 2015 and are expected to grow substantially in subsequent periods.

Customer Dependency and Relationship with Honda

        Historically, we have derived a significant portion of our revenue from a limited number of customers. Sales to Honda represented 57% and 52% of our revenues for the years ended December 31, 2015 and 2014, respectively. However, based on discussions with Honda, and acceleration of our powder-to-coat strategy, we anticipate that our supply of coated catalysts to Honda will begin to significantly decline in the second half of 2017, as certain current vehicle models are phased out. Accordingly, it will be critical that our powder-to-coat business strategy produces revenues with new customers, which may include Honda, directly or indirectly, to replace those from our current core catalyst business.

        In conjunction with our longstanding relationship with Honda, we entered into a joint research agreement with the motorcycle division of Honda regarding the development of ZPGM™ catalysts for motorcycles. The agreement was signed in 2010, extended in 2012 and expired in March 2014, although confidentiality provisions continue to survive. The agreement provides that technology within the scope of the agreement developed solely by one party is owned by that party, and that technology within the scope of the agreement that is jointly developed by both parties is jointly owned. While we believe that core technology within the scope of the agreement was developed solely by us, there can be no assurance that our belief will not be challenged or invalidated. To the extent that Honda is a joint owner of critical technology developed under the agreement, Honda (including its automotive division) might not be required to pay us a license or royalty fee for use of the jointly owned technology; Honda may be able to manufacture its own catalysts based on the jointly owned technology; and Honda may be able to license the jointly owned technology to others without our consent. In addition, under the terms of the agreement, we may not be able to license jointly owned technology to others without Honda's consent. Our inability to license jointly owned technology to others could adversely affect the ability to license certain technology.

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

        In addition, our business, operations, results of operation and financial condition may be affected by other factors, including those discussed in Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K, and our other filings with the SEC.

Results of Operations

        The tables in the discussion that follow are based upon the way we analyze our business. For additional information regarding our reportable segments, refer to Note 18, "Segment Reporting".

Revenues

	Year Ended December 31,
					Change
		% of Total Revenues		% of Total Revenues
	2015		2014		$	%
	($ in thousands)
Catalyst	$26,224	66%	$23,772	58%	$2,452	10%
Heavy Duty Diesel Systems	16,664	42%	19,577	47%	(2,913)	(15)%
Intercompany revenues(1)	(3,150)	(8)%	(2,118)	(5)%	(1,032)	49%

Total revenues	$39,738	100%	$41,231	100%	$(1,493)	(4)%

(1)
We eliminate intercompany sales by the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

        Excluding intercompany revenue, the increase in revenues for our Catalyst division was due to an increase in demand from our Japanese OEM customer, including the new model that we announced in March of 2015, which entered production in January of 2015. Further, unit volume for this customer increased by 4% for vehicles currently in mass production.

        The decrease in revenues for our Heavy Duty Diesel Systems division was due to a sharp downturn in retrofit due to a compliance deadline in California during the prior year period, partially offset by a $4.1 million increase in DuraFit™ sales, which are continuing to ramp.

Gross Profit

	Year Ended December 31,
	2015	% of Revenues(1)	2014	% of Revenues(1)	Percentage point change in gross profit margin
	($ in thousands)
Catalyst	$6,727	26%	$5,879	25%	1%
Heavy Duty Diesel Systems	4,402	26%	6,713	34%	(8)%
Intercompany eliminations	(237)	—	(139)	—	—

Total gross profit	$10,892	27%	$12,453	30%	(3)%

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

Operating Expenses

	Year Ended December 31,
					Change
		% of Total Revenue		% of Total Revenue
	2015		2014		$	%
	($ in thousands)
SG&A	$11,903	30%	$12,374	30%	$(471)	(4)%
R&D	7,826	20%	6,538	16%	1,288	20%
Severance and other charges	1,482	4%	1,166	3%	316	27%

Total operating expenses	$21,211	54%	$20,078	49%	$1,133	6%

  SG&A

        SG&A remained consistent as a percentage of revenue, and the dollar decrease relates primarily to a $0.3 million payment in 2014 to a joint venture partner related to discussions concerning conducting business in the Asia territory, a decrease in certain incentive based compensation and a decrease in marketing for DuraFitTM that launched in 2014. Partially offsetting these decreases was an increase in consulting fees to support newer strategies and products. For additional information regarding the payment to a joint venture partner, refer to Note 16, "Equity Investments".

  R&D

        The increase in research and development was primarily due to development work and outside testing related to new products and employee related costs to support our technology initiatives.

  Severance and Other Charges

        During the year ended December 31, 2015, we incurred severance costs related to our North American locations, including $0.8 million of severance benefits covering a one year period for our former president and chief operating officer and our former general counsel, corporate secretary and vice president, administration, pursuant to separation and release agreements. Additionally, on December 11, 2015, we announced our intention to close our Canadian manufacturing facility. Certain costs associated with this closure, primarily severance costs, totaling $0.6 million have been accrued in 2015, and additional costs will continue to be accrued until the ultimate closure of this facility in 2016.

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

Other Income (Expense), Net

	Year Ended December 31,
			Change
	2015	2014	$	%
	($ in thousands)
Interest expense, net	$(1,166)	$(1,176)	$(10)	1%
Other income (expense), net	2,664	(174)	(2,838)	1631%

Total other income (expense)	$1,498	$(1,350)	$(2,848)	211%

        Interest expense, net remained fairly consistent.

        The increase in other income was primarily attributable to a $2.6 million change in the re-measurement adjustments for our liability-classified warrants.

Income Taxes

        We incurred income tax benefit of $0.4 million and a tax expense of $0.1 million during the years ended December 31, 2015 and 2014, respectively. Our effective income tax rate was 5% for the year ended December 31, 2015, compared to (2)% for the year ended December 31, 2014. The differences between our effective tax rate and the U.S. statutory tax rate were primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and U.K. jurisdictions, as well as Swedish and Canadian foreign tax rate differentials.

Liquidity and Capital Resources

        Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of December 31, 2015, we had an accumulated deficit of $199.6 million compared to $191.1 million at December 31, 2014. We have also had negative cash flows from operations from inception through the year ended December 31, 2015. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

        At December 31, 2015 and 2014, $1.1 million and $1.4 million, respectively, of our cash was held by foreign subsidiaries in Canada, Sweden and the U.K. We do not intend to repatriate any amount of this cash to the United States as it will be used to fund our subsidiaries' continued operations. If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

        We have a $7.5 million secured demand financing facility with FGI backed by our receivables and inventory that terminates on August 15, 2016 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For additional information regarding the FGI facility, refer to the "Description of Indebtedness" discussion below. At December 31, 2015, we had $3.5 million in borrowings outstanding with $4.0 million available under our FGI credit facility, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

        On May 15, 2012, we filed a shelf registration statement on Form S-3 with the SEC, or the Shelf Registration, which permits us to sell, from time to time, up to an aggregate of $50.0 million of various securities. However, we may not sell our securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of our public float in any 12-month period (unless our public float rises to $75.0 million or more). On May 19, 2015, we filed a shelf registration statement on Form S-3 with the SEC to replace the existing Shelf Registration, or the Replacement Shelf, which was declared effective on November 17, 2015. Shelf registration statements are intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. For additional information, refer to Note 11, "Stockholders' Equity".

        On June 2, 2015, we entered into an underwriting agreement to sell 2,500,000 units pursuant to the Shelf Registration for $2.05 per unit, with each unit consisting of one share of common stock and 0.2 of one warrant to purchase one share of common stock with an exercise price of $2.65 per share. We received net proceeds of $4.5 million after deducting the underwriting discounts and other offering expenses. For additional information, refer to Note 11, "Stockholders' Equity" and Note 12, "Warrants".

        On October 7, 2015, we and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed to amend the terms of the outstanding loans, in the aggregate principal amount of $7.5 million, made to us, such that the maturity dates of all outstanding loans were extended to October 1, 2018. For additional information, refer to Note 10, "Debt".

        On November 23, 2015, we entered into a Securities and Purchase Agreement with certain institutional investors (the "Purchasers") providing for the issuance and sale by us of 883,862 shares of the Company's common stock and Series B pre-funded warrants (the "Pre-Funded Warrants") to purchase an aggregate of 1,686,138 shares of its Common Stock. The offering price was $1.22 per share of common stock and the offering price for the Pre-Funded Warrant was $1.21 for each to purchase one share of common stock. In a concurrent private placement, the Company issued 0.3 of a Series A warrant to purchase one share of common stock for each share of common stock purchased or pre-funded through the Pre-Funded Warrants in the registered offering. Each whole Series A Warrant can be exercised for a share of Common Stock. The Series A Warrants cover, in the aggregate, 771,000 shares of common stock at an exercise price of $1.70 per share. In addition, in exchange for the surrender and cancellation for outstanding warrants to purchase 856,393 shares of common stock, with a weighted average exercise price of $3.19 per share, held by the Purchasers, we issued Series C-1, Series C-2 and Series C-3 warrants to purchase an aggregate of 856,393 shares of common stock at an exercise price of $1.70 per share. We received net proceeds of $2.6 million after deducting placement agent fees and other offering expenses. For additional information, refer to Note 11, "Stockholders' Equity" and Note 12, "Warrants".

        On February 12, 2016, a special meeting of our stockholders was held, and at the meeting, our stockholders voted to approve an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares from 24,100,000 shares to 100,000,000 shares. Further, on February 12, 2016, we filed with the Secretary of State of Delaware a Certificate of Amendment to the Restated Certificate of Incorporation which increased the number of authorized shares from 24,100,000 shares to 100,000,000 shares, ninety nine million nine hundred thousand (99,900,000) of which are designated as common stock and one hundred thousand (100,000) of which are designated as preferred stock. The additional authorized shares and Replacement Shelf registration statements are intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

        We continue to pursue development of our DuraFitTM product line and its distribution channels, as well as developing sales opportunities in developing countries like India and China for our catalyst technology. Opportunities such as these require cash investment in operating expenses and working capital such as inventory and receivables prior to realizing profits and cash from sales. Additionally, as previously discussed, we intend to pursue aggressive development of our materials science platform which will require cash investment.

        Based on our current cash levels and our current and anticipated usage of cash resources, we will require additional financing in the form of funding from outside sources during the early second quarter of 2016. We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. Our continuation as a going concern is dependent upon our ability to obtain adequate additional financing, including financing from equity sales and asset divestitures. There is no assurance that we will be able to obtain such financing or achieve projected levels of revenue and maintain access to sufficient working capital, and accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next twelve months. If we are unable to obtain the necessary capital, we will be forced to license or liquidate our assets, significantly curtail or cease our operations and/or seek reorganization under the U.S. Bankruptcy Code.

        The following table and discussion summarizes our cash flows from continuing operations for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
			Change
	2015	2014	$	%
	($ in thousands)
Cash provided by (used in):
Operating activities	$(10,869)	$(9,917)	$(952)	(10)%
Investing activities	$(453)	$1,272	$(1,725)	(136)%
Financing activities	$7,786	$12,014	$(4,228)	(35)%

        Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters. Cash flows were largely impacted by the loss from operations, adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in fair value of the liability-classified warrants, and foreign currency gains. Operating cash flows were also impacted by the timing of sales and collections and an increase in inventory, as our DuraFitTM sales are continuing to ramp.

        The increase in net cash used in investing activities was primarily attributable to the sale of the Reno Business during 2014.

        The decrease in cash provided by financing activities was due to higher proceeds from a common stock and warrant offering, pursuant to our Shelf Registration, and proceeds from the exercise of warrants and stock options in the prior year period.

Description of Indebtedness

	December 31,
	2015	2014
	($ in thousands)
Line of credit with FGI	$3,513	$2,841
$1.5 million, 8% shareholder note due 2018	1,623	1,598
$3.0 million, 8% subordinated convertible shareholder notes due 2018	2,972	2,947
$3.0 million, 8% shareholder note due 2018	2,964	2,931

Total borrowings	$11,072	$10,317

        We have a $7.5 million secured demand facility with FGI backed by our receivables and inventory. The FGI facility expires on August 15, 2016 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time.

        Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and certain of our subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI's election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. At December 31, 2015, the inventory sublimit was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility. While the overall credit limit and inventory sublimit were not changed, in the first quarter of 2015, borrowing against Honda inventory has been limited to $0.2 million by FGI due to their concerns about customer concentration.

        The interest rate on advances or borrowings under the FGI facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI facility, and was 6.50% at December 31, 2015 and 2014.

        We were in compliance with the terms of the FGI facility at December 31, 2015. However, there is no guarantee that we will be able to borrow the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

        For additional information regarding our indebtedness, refer to Note 10, "Debt".

Capital Expenditures

        As of December 31, 2015, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

        As of December 31, 2015 and 2014, we had no off-balance sheet arrangements.

Commitments and Contingencies

        As of December 31, 2015 and 2014, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our Asian investment, we had no material commitments other than the liabilities reflected in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For additional information, refer to Note 17, "Commitments and Contingencies".

ITEM 7A.    QUANTITATIVE AN QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See "Index to Financial Statements", located on page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

        In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, because of the material weakness described below, that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        However, giving full consideration to the material weakness, our Chief Executive Officer and our Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects our consolidated balance sheets, consolidated statements of comprehensive loss, consolidated statements of stockholders' equity and consolidated statements of cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles. Further, this material weakness was identified and corrected prior to the completion of our consolidated financial statements included in this Annual Report on Form 10-K.

Management's Annual Report on Internal Control over Financial Reporting

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management determined that, as of December 31, 2015, the Company's internal control over financial reporting was not effective because of the material weakness described below.

Material Weakness Related to Inventory Costing and Capitalization of Manufacturing Variances

        During the fourth fiscal quarter of 2015, our Chief Executive Officer and Chief Financial Officer identified a material weakness related to our inventory costing and the capitalization of certain manufacturing variances at our Canadian manufacturing facility that we were in the process of closing. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. This control deficiency resulted in the reasonable possibility that a material misstatement in the valuation of inventory would not be prevented or detected in a timely basis. This material weakness was identified and any resulting errors corrected prior to the completion of our consolidated financial statements included in this Annual Report on Form 10-K.

Remediation Plan

        During the first quarter of 2016, the Company ceased to manufacture at the Canadian manufacturing facility and outsourced the manufacturing previously done at this location. As the material weakness related to the valuation of inventory at the Company's Canadian manufacturing facility, management anticipates that the closure of such facility and outsourcing of the manufacturing activities will eliminate the manufacturing labor and overhead variance component of the capitalization contributing towards the remediation of the material weakness in internal controls related to the inventory costing and the capitalization of certain manufacturing variances at the former Canadian manufacturing facility. Additionally, management's plans to remediate this material weakness include:

  •
  Add additional resources with expertise in inventory cost accounting;

  •
  Redesign controls to ensure proper inventory costing and the capitalization of certain manufacturing variances;

        In addition to the changes described above, management will continue to evaluate and enhance the complement of its resources in 2016, as needed, to address the material weakness identified above.

Changes in Internal Control over Financial Reporting

        Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor's Attestation

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION

Employment Agreement Amendments

        On March 29, 2016, the Company entered into addendums to employment agreements with certain of its Executive Officers to reduce base salary compensation to the amounts listed below:

  •
  Matthew Beale, President, Chief Executive Officer and Director: $250,000

  •
  Stephen J. Golden, Ph.D., Chief Technology Officer and Vice President: $225,000

  •
  Hans Eric Bippus, Executive Vice President of Sales and Marketing: $240,000

  •
  David E. Shea, Chief Financial Officer, Treasurer and Secretary: $175,000

        Such reductions in base salary compensation are intended to support the Company's efforts to reduce its overall cost structure.

        The above summaries are qualified in their entirety by reference to the full text of the Addendums to Employment Agreements, copies of which are filed as Exhibits 10.62 through 10.65 to this Annual Report on Form 10-K and which are incorporated by reference herein.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF CDTi

        The following table sets forth the name, age and positions of individuals who are currently Directors and executive officers of CDTi. Following the table is a brief biography of each nominee for Director and of each current executive officer of CDTi. To CDTi's knowledge, there are no family relationships between any Director or executive officer and any other Director or executive officer of CDTi. Executive officers serve at the discretion of the Board of Directors. Additionally, executive officers may be elected to the Board of Directors.

Name	Age	Position
Charles R. Engles, Ph.D.	68	Chairman of the Board of Directors
Matthew Beale	49	President, Chief Executive Officer and Director
Dr. Till Becker	58	Director
Lon E. Bell, Ph.D.	75	Director
Bernard H. "Bud" Cherry	76	Director
Mungo Park	59	Director
Hans Eric Bippus	47	Executive Vice President of Sales and Marketing
Stephen J. Golden	54	Chief Technology Officer and Vice President
David E. Shea	52	Chief Financial Officer, Treasurer and Secretary

Directors

        Charles R. Engles, Ph.D., Chairman.    Dr. Engles joined the CDTi Board of Directors in October 2010, immediately following the business combination of CDTi and Catalytic Solutions, Inc. and was appointed Chairman in September 2014. Dr. Engles served as a Director of Catalytic Solutions, Inc. from January 2000 to October 2010. Dr. Engles is an independent consultant and has over 20 years of experience serving as a board member for U.S. public companies and has also been a board member of numerous private companies. From May 2012 to May 2013, he served as a consultant to PatentBridge, LLC, an intellectual property brokerage firm, under the title of Senior Director. From April to October 2008, Dr. Engles served as Interim Chief Executive Officer of ThermoCeramix, Inc., an advanced materials company focused on electrical to thermal energy conversion. From September 1997 to March 2008, Dr. Engles served as Chief Executive Officer of Cutanix Corporation, a biopharmaceutical company focused on dermatological drug discovery that he co-founded. From September 1994 to March 1997, he served as Chairman and Chief Executive Officer of Stillwater Mining Company (NYSE:SWC), a producer of platinum group metals, and, under his direction, it completed an IPO on NASDAQ in 1994. In 1992, he organized the spin out from Johns-Manville Corporation (NYSE:BRK.A,BRK.B) and Chevron Corporation (NYSE:CVX) of Stillwater Mining Company. He also served as a Director of Stillwater Mining Company from May 2013 until November 2014. From July 1989 until September 1994, Dr. Engles served as Senior Vice President of Johns-Manville Corporation responsible for corporate development and worldwide mining and minerals operations. Dr. Engles holds a Ph.D. from Stanford University in operations research and attended Oxford University as a Rhodes Scholar.

        We believe Dr. Engles is qualified to serve on our Board based on his experience as a director and executive officer of public companies, experience in the platinum group metals business, as well as technical background and his performance as a member of our Board.

        Matthew Beale, President, Chief Executive Officer and Director.    Mr. Beale was appointed Chief Executive Officer in October 2015 and President in December 2015. He joined the CDTi Board of Directors in September 2014. From May 2013 until September 2015, Mr. Beale served as Group

Strategy Officer at Landi Renzo SpA (MIL:LR), a multinational engineering and manufacturing company based in Italy focused on alternative fuel systems and components for OEM and aftermarket automotive applications. From July 2012 to April 2013, Mr. Beale was a strategy consultant to the alternative fuel systems industry focused on business and capital markets strategies. Prior to that, he held several leadership positions at Fuel Systems Solutions, Inc. (NASDAQ:FSYS), a producer of fuel systems and components for automotive and industrial markets, including: Co-President and Head of IMPCO Operations from April 2011 to June 2012; Chief Financial Officer from May 2009 to March 2011; President and Secretary from May 2008 to March 2011; and Vice President of Business Development from February 2007 to April 2008. Previously, Mr. Beale held international corporate finance and banking positions with CVS Partners from 2005 to 2007; with Citigroup Inc. from 2000 to 2004; and with JP Morgan (NYSE:JPM) from 1994 to 2000. Mr. Beale received a BA in English Literature from the University of London, a Diploma in Accounting and Finance from the London School of Economics, and an MBA from IESE Business School.

        We believe Mr. Beale is qualified to serve on our Board based on his experience as an executive officer of public companies and his finance and operations leadership experience in the automotive industry provides him with the continued business experience and acumen to guide CDTi on its financial and strategic initiatives.

        Dr. Till Becker, Director.    Dr. Becker joined the CDTi Board of Directors in February 2015. Dr. Becker has over 25 years of international experience in the automotive, consumer goods and energy industries, including 19 years in leadership roles at Daimler AG, and an extensive background in corporate restructuring and M&A transactions. Dr. Becker currently serves as a Senior Advisor at Global Board Room Advisors, an Asia-focused M&A consulting firm which he co-founded in 2011. Additionally, he has served as Senior Advisor to Holland Private Equity Growth Capital, an investment firm focused on growth-stage investments in small to mid-market technology companies in the Benelux and Germany, since 2014 and Senior Consultant to Artris Management Ltd., a European M&A and consulting company, since 2010. In 2013, Dr. Becker served as CEO of Hess AG, a provider of world-class lighting systems, where he implemented a successful restructuring plan that lead to the company's sale. From 2010 to 2011, he served as interim CEO of MPS Micropaint Holding AS, an international distributor of premium spot repair systems for small paint damages and as an advisor to RealEyes GmbH, a three-dimensional display imaging firm. From 2008 to 2010, Dr. Becker served as an advisor to Capital Dynamics Ltd., an independent, global asset management firm that invests in private equity and clean energy infrastructure. From 1987 to 2006, Dr. Becker served in numerous roles at Daimler AG, including Chairman and CEO of Daimler Northeast Asia, Mercedes-Benz Türk A.S., Istanbul, Mercedes-Benz India Pvt. Ltd. and Mercedes-Benz Portugal SA as well as Executive Vice President of the parent company. In addition to CDTi, Dr. Becker currently serves as chairman of the board of Armonic AudioMotive Limited and MPS Micropaint Holding AS and as director of Automotive Business Consulting AG and Equity Gate Advisors GmbH. He previously served as chairman the board of PAS Management Holding GmbH (2008 to 2010) and Lombardium Hamburg GmbH & Co KG (2009 to 2011). Dr. Becker received a law degree from the University of Münster.

        We believe Dr. Becker is qualified to serve on our Board based on his experience as a director and extensive international leadership experience, technology and commercialization experience and first-hand understanding of the automotive industry.

        Lon E. Bell, Ph.D., Director.    Dr. Bell joined the CDTi Board of Directors in June 2013. He founded Gentherm Inc. (NASDAQ:THRM), formerly Amerigon Inc., a global developer and marketer of innovative thermal management technologies for a broad range of heating and cooling and temperature control applications, in 1991, and was a consultant to Gentherm from December 2010 to December 2012. Dr. Bell served many roles at Gentherm, including Chief Technology Officer until December 2010, Director of Technology until 2000, Chairman and Chief Executive Officer until 1999, and President until 1997. Dr. Bell served as the Chief Executive Officer and President of BSST LLC, a subsidiary of Gentherm, from September 2000 to December 2010. He served as a Director of Gentherm from 1991 to 2012. Previously, Dr. Bell co-founded Technar Incorporated, which developed and manufactured automotive components, and served as Technar's Chairman and President until selling majority ownership to TRW Inc. in 1986. Dr. Bell continued managing Technar, then known as TRW Technar, as its President until 1991. Dr. Bell co-founded Mahindra REVA Electric Vehicle Pvt Ltd in 1994 and currently serves as a Director. He has served as a director for Ideal Power Converters, Inc. (NASDAQ:IPWR) since 2012 and ClearSign Combustion Corporation (NASDAQ:CLIR) since November 2011. From January 2012 to January 2014, Dr. Bell served as a Director of Aura Systems Inc. (OTC:AUSI) and through 2012, Dr. Bell was a director of the non-profit CALSTART. Dr. Bell received a BS degree in Mathematics, MS degree in Rocket Propulsion, and a Ph.D. in Mechanical Engineering from the California Institute of Technology.

        We believe Dr. Bell is qualified to serve on our Board based on his experience as a director of public companies, significant business acumen, technology and commercialization experience and first-hand understanding of the automotive industry.

        Bernard H. "Bud" Cherry, Director.    Mr. Cherry joined the CDTi Board of Directors in October 2010, immediately following the business combination of CDTi and Catalytic Solutions, Inc. Mr. Cherry served as a Director of Catalytic Solutions, Inc. from January 2008 to October 2010. Mr. Cherry has served as Chief Executive Officer and Director of Eagle Creek Renewable Energy, LLC, a privately owned developer and operator of hydroelectric generating facilities, since June 2011. Mr. Cherry is also the Principal Founder and Chief Executive Officer of Energy 5.0 LLC, a privately held energy solutions company established in November 2006, that develops, finances, constructs and operates complex renewable energy production facilities. Mr. Cherry has over 40 years' experience in the energy sector. He served as Executive Vice Chairman of the Board of Northern Power Systems, Inc., a wind energy company from August 2008 to July 2009 and Chief Executive Officer from August 2008 to December 2008. In February 2007, Mr. Cherry joined the Board of Directors of Distributed Energy Systems Corporation (NASDAQ:DESC), a renewable energy generation and technology equipment manufacturer, and became Chairman of the Board in August 2007. In October 2007, Mr. Cherry was named Chief Executive Officer and served until August 2008, at which time he also left the Board. Distributed Energy Systems Corporation filed for Chapter 11 bankruptcy protection in June 2008. Prior to that, Mr. Cherry was Chief Executive Officer of the Foster Wheeler Global Power Group, one of the two major business groups of Foster Wheeler Limited (NASDAQ:FWLT), a provider of construction and engineering services, from November 2002 until June 2006. Prior to his tenure at Foster Wheeler, Mr. Cherry was a member of the senior management team of the Oxbow Group for 17 years. Mr. Cherry was the President and Chief Operating Officer of the Oxbow Energy and Minerals Group and played a key leadership role in the creation and growth of Oxbow's global energy activities. Mr. Cherry began his career as a Nuclear Engineer at United Nuclear Corporation and holds a BS degree in Chemistry and MS degree in Nuclear Engineering, both earned at the University of Illinois.

        We believe Mr. Cherry is qualified to serve on our Board based on his experience as a director of public companies, over 40 years of experience in the energy sector and performance as a member of our Board.

        Mungo Park, Director.    Mr. Park has been a Director of CDTi since September 2009 and served as Chairman from September 2009 to October 2010. Mr. Park is the Chairman and Founder of Innovator Capital Limited, a financial services company of London, England established in 2003. He has over 30 years of investment banking experience, focusing primarily on the technology, industrial technology and the biomedical industries.

        We believe Mr. Park is qualified to serve on our Board based on his fundraising experience and experience in advising "Greentech" companies on financial matters.

Executive Officers

        Biographical information for Mr. Beale is included above under "—Directors."

        Hans Eric Bippus, Executive Vice President of Sales and Marketing.    Mr. Bippus joined CDTi as Executive Vice President of Sales and Marketing in July 2015. He has over 15 years of sales, marketing and operations management experience in the global automotive and heavy duty vehicle markets. Prior to joining CDTi, from December 2013 to July 2015, Mr. Bippus served as Vice President of Sales and Marketing for Dura Products, Inc., a manufacturer of digital chemical meters and mini-bulk transfer pumps for the agricultural and on- and off-road diesel engine markets. From May 2011 to October 2013, he served as Senior Vice President of Global Aftermarket Sales for Remy International Inc. (NASDAQ-REMY), a leading manufacturer and remanufacturer in the automotive, heavy duty and transportation industry, where he also managed the OEM heavy duty truck business in North America. From May 2008 to February 2011, he served as Vice President, Sales and Marketing for CNH Industrial, a subsidiary of Fiat S.p.A. From May 2000 to May 2008, he held various positions with Prestolite Electric, Inc., a manufacturer of alternators and starter motors for original equipment and aftermarket applications, most recently as Vice President, Worldwide Sales. Mr. Bippus earned his BA degree in Management from the Walsh College of Accountancy and Business in Michigan.

        Stephen J. Golden, Ph.D., Chief Technology Officer and Vice President.    Dr. Golden has served as Chief Technology Officer and Vice President—Business Development and Strategy since April 2012. Dr. Golden joined CDTi as Chief Technical Officer in October 2010, immediately following the business combination of CDTi and Catalytic Solutions, Inc. Dr. Golden is one of the founders of Catalytic Solutions, Inc. and the developer of its technology and had served as the Chief Technical Officer and Director of Catalytic Solutions, Inc. since 1996. From 1994 to late 1995, Dr. Golden was the Research Director for Dreisbach Electromotive Incorporated, a developer of advanced batteries based in Santa Barbara, California. Dr. Golden received his doctorate in Material Science at Imperial College of Science and Technology in London, England. Dr. Golden did extensive post-doctoral work at the University of California, Santa Barbara, and the University of Queensland, Australia in ceramic oxide and mixed metal oxide materials.

        David E. Shea, Chief Financial Officer, Treasurer and Secretary.    Mr. Shea was appointed Chief Financial Officer in July 2014 following his service as Corporate Controller from April 2014 to July 2014 and Vice President of Finance from May 2013 to July 2014. Mr. Shea has served as Secretary since December 2015 and Treasurer since May 2013. Mr. Shea joined CDTi as Corporate Controller in October 2010, following the business combination of CDTi and Catalytic Solutions, Inc. Mr. Shea served as Corporate Controller of Catalytic Solutions, Inc. from 2009 and as Manager of Financial Planning and Analysis from October 2005 to 2009. Mr. Shea has over 20 years of financial management experience in a number of different industries. From 2001 to 2005, Mr. Shea served as Director of Finance for ENCO Utility Services, a privately held utility services outsourcing provider. From 1998 to 2001, Mr. Shea was the Manager of Business Planning and Development for Edison Enterprises, an unregulated subsidiary of Edison International (NYSE:EIX). From 1986 to 1998, Mr. Shea held several of financial positions, the last being Manager of Material Estimating and Cost Management at Northrop Grumman (NYSE:NOC). Mr. Shea received a BA degree in Economics/Mathematics from the University of California at Santa Barbara and MBA degree from the University of Southern California Marshall School of Business.

 CORPORATE GOVERNANCE

        The Board is committed to sound and effective corporate governance principles and practices. The role of our Board of Directors is to effectively govern the affairs of our Company for the benefit of our stockholders. Our Board of Directors strives to ensure the success and continuity of our Company and its mission through the election and appointment of qualified management. It is also responsible for ensuring that CDTi's activities are conducted in a responsible and ethical matter.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to CDTi's executive officers, Directors and greater than ten percent beneficial owners during the year ended December 31, 2015 were complied with.

Code of Business Ethics and Conduct

        The Board has adopted a Code of Ethics and Business Conduct (the "Code") that applies to all employees, executive officers and Directors. A copy of the Code is available free of charge on written or telephone request to Secretary, CDTi, 1621 Fiske Place, Oxnard, California 93033, U.S.A., or +1 805 639 9458. The Code is also available on CDTi's website at www.cdti.com under "Investor Relations". Changes to the Code or waivers granted under the Code will be posted on CDTi's website at www.cdti.com under "Investor Relations".

Communicating with the Board of Directors

        Stockholders and other interested parties may contact any of CDTi's Directors, including the Chairman or the Non-Executive Directors as a group, by writing a letter to the CDTi Director(s) c/o Secretary, CDTi, 1621 Fiske Place, Oxnard, California 93033, U.S.A. Communications will be forwarded directly to the Chairman, unless a different Director is specified.

Corporate Governance Materials

        Materials relating to corporate governance at CDTi are published on our website at www.cdti.com under "Investor Relations".

  •
  Board of Directors—Background and Experience

  •
  Audit Committee Charter

  •
  Compensation and Nominating Committee Charter

  •
  Code of Ethics and Business Conduct

  •
  By-laws of Clean Diesel Technologies, Inc.

  •
  Restated Certificate of Incorporation of Clean Diesel Technologies, Inc.

 COMMITTEES OF THE BOARD

        The standing Committees of the Board of Directors are an Audit Committee, Compensation and Nominating Committee and Technology Committee. Special committees may be formed from time to time as determined by the Board of Directors. The Charters of the Audit Committee and Compensation and Nominating Committee are available on CDTi's website at www.cdti.com under "Investor Relations". The following table sets out the current membership of the standing Committees of our Board of Directors and the number of Committee meetings held in 2015:

Name	Audit	Compensation and Nominating	Technology
Charles R. Engles, Ph.D.	Chairman	X
Dr. Till Becker			X
Lon E. Bell, Ph.D.		X	Chairman
Bernard H. "Bud" Cherry	X	Chairman
Mungo Park	X		X
Number of Meetings in 2015	9	5	6

Audit Committee

        The Audit Committee is responsible for oversight of accounting and financial reporting processes, audits of the financial statements, internal control and audit functions, and compliance with legal and regulatory requirements and ethical standards adopted by the Company. For audit services, the Audit Committee is responsible for the engagement and compensation of independent auditors, oversight of their activities and evaluation of their independence. The Audit Committee has instituted procedures for receiving reports of improper record keeping, accounting or disclosure. The Audit Committee is also responsible for reviewing transactions with related parties, regardless of the amount of such transaction. The Board has also constituted the Audit Committee as a Qualified Legal Compliance Committee in accordance with SEC regulations.

        In the opinion of the Board, each of the members of the Audit Committee has both business experience and an understanding of generally accepted accounting principles and financial statements enabling them to effectively discharge their responsibilities as members of that Committee.

  Audit Committee Financial Expert

        The Board has determined that Charles R. Engles, Ph.D., is an audit committee financial expert within the meaning of SEC regulations. In making this determination the Board considered Dr. Engles' formal training, extensive experience in accounting and finance and his prior service with other reporting companies under the Securities Exchange Act. The Board has also determined that Dr. Engles is "independent," as independence for audit committee members is defined in the NASDAQ listing standards.

Compensation and Nominating Committee

  Compensation

        The Compensation and Nominating Committee is responsible for the oversight and determination of executive compensation. For outside adviser services, the Compensation and Nominating Committee is responsible for the engagement and compensation of independent compensation consultants, legal advisors and other advisers, and the oversight of their activities and evaluation of their independence. Among other things, the Committee reviews, recommends and approves salaries and other compensation of the Company's eligible employees, administers the Company's Management Short Term Incentive Plan and the Company's long-term incentives under the Company's Stock Incentive

Plan (including reviewing, recommending and approving equity grants to eligible employees) and Executive Long Term Incentive Plan.

        Executive compensation awards are approved by the Compensation and Nominating Committee on recommendation of the Chief Executive Officer, except that the compensation of the Chief Executive Officer is determined by the Committee itself. Compensation of executives is considered for final approval by the Board of Directors upon the recommendation of the Compensation and Nominating Committee.

        In determining executive compensation, the Committee considers:

  •
  the executive's performance in light of Company goals and objectives;

  •
  competitive market data at comparable companies;

  •
  our overall budget for base salary increases; and

  •
  such other factors as it shall deem relevant.

        The Compensation and Nominating Committee is authorized to engage and retain independent third party compensation and legal advisors to obtain advice and assistance on all matters related to executive compensation and benefit plans, as well as external consultants to provide independent verification of market position and consider the appropriateness of executive compensation.

  Nominating

        The Compensation and Nominating Committee also identifies Director Nominees for election to fill vacancies on CDTi's Board. Nominees are considered for approval by the Board on recommendation of the Committee. In evaluating nominees, the Committee seeks candidates of high ethical character with significant business experience at the senior management level who have the time and energy to attend to Board responsibilities. Candidates should also satisfy such other particular requirements that the Committee may consider important to CDTI's business at the time. When a vacancy occurs on the Board, the Committee will consider nominees from all sources, including stockholders, nominees recommended by other parties, and candidates known to the Directors or CDTi's management. The Committee may, if appropriate, make use of a search firm and pay a fee for services in identifying candidates. The best candidate from all evaluated will be recommended to the Board to consider for nomination.

        The Compensation and Nominating Committee does not have a formal affirmative diversity policy for identifying nominees for the Board of Directors. When evaluating nominees, however, the Committee considers itself diversity neutral and examines a candidate's background, experience, education, skills and individual qualities that could contribute to heterogeneity and perspective in Board deliberations.

        Stockholders who wish to recommend candidates for consideration as nominees should furnish in writing detailed biographical information concerning the candidate to the Committee addressed to the Secretary of CDTi at 1621 Fiske Place, Oxnard, California, 93033, U.S.A. No material changes have been made to the procedures by which security holders may recommend nominees to CDTi's Board of Directors.

Technology Committee

        The Technology Committee's responsibility is to represent and assist the Board of Directors in its review and oversight of the Company's technology strategy and investment in research and development and technological and scientific initiatives and to review and identify specific technology, science and innovation matters that could have a significant impact on Company operations.

Strategy Committee

        On May 20, 2015, the Board of Directors established a Strategy Committee to assist with the Company's mission, vision and strategic direction. Having accomplished the objectives of the special Committee, the Board of Directors dissolved the Committee on January 14, 2016.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The table below sets forth information for the year indicated with respect to compensation earned by 1) the individuals who served as Chief Executive Officer in 2015; and 2) the next two most highly compensated executive officers who were serving as executive officers as of December 31, 2015, other than individuals who served as Chief Executive Officer in 2015, and who earned more than $100,000 during such year; and 3) the individual whom disclosure would have been provided but for the fact that he was not serving as an executive officer as of December 31, 2015. We refer to each of these individuals in this Proxy Statement as a "Named Executive Officer."

Name and Principal Position(1)	Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Matthew Beale	2015	$52,500	—	$829,097	$19,909	$49,007	$950,513
President, Chief Executive
Officer and Director
Christopher J. Harris	2015	$269,712	—	$162,556	$87,970	$23,526	$543,764
Former President and Chief	2014	$251,442	—	$66,665	$49,000	$360	$367,467
Operating Officer
Stephen J. Golden, Ph.D.	2015	$300,000	$18,000	$185,704	$55,272	$690	$559,666
Chief Technology Officer and	2014	$300,000	—	$79,998	$36,000	$690	$416,688
Vice President
David E. Shea	2015	$225,000	—	$106,450	$41,454	$438	$373,342
Chief Financial Officer,	2014	$163,750	$10,000	$39,750	$24,300	$304	$238,104
Treasurer and Secretary
Pedro J. Lopez-Baldrich	2015	$245,192	—	$74,410	$53,315	$40,247	$413,164
Former General Counsel and	2014	$241,731	—	$199,165	$27,000	$231	$468,127
Vice President

(1)
On October 19, 2015, the Board appointed Mr. Beale to serve as Chief Executive Officer and reassigned Mr. Harris from his role as Chief Executive Officer to Chief Operating Officer, effective October 22, 2015. On December 10, 2015, Mr. Harris and Mr. Lopez-Baldrich resigned from their respective positions, effective as of December 11, 2015.

(2)
The Company has entered into employment agreements with each of Mr. Beale, Mr. Harris, Dr. Golden, Mr. Shea and Mr. Lopez-Baldrich, and a separation agreement with Mr. Harris and Mr. Lopez-Baldrich. Consistent with the terms of each employment agreement, the Company reviews the base salaries of executive officers employed by the Company on an annual basis, and has and may from time to time make adjustments to the base salary amount.

(3)
The Company awards discretionary bonuses to executive officers based upon individual performance from time to time. Dr. Golden's 2015 bonus was awarded in recognition for significant services and ongoing contributions.

(4)
The amounts indicated do not necessarily correspond to any actual value that will be realized by a recipient. Such amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the awards reported in the Summary Compensation Table, see Note 13 to the Company's consolidated financial statements included in this Annual Report on Form 10-K. For Mr. Beale, such amount includes $29,547 for his service as a Non-Executive Director.

(5)
The executive officers are eligible for a cash incentive award payable by the Company under the 2015 Management Short Term Incentive Plan ("STIP") based upon Company and personal performance targets. Cash incentive payments earned under the 2015 STIP were based upon a target eligibility of 70% of base salary for Mr. Beale, and 40% of base salary for each of Dr. Golden and Mr. Shea, payable by the second quarter of 2016, provided the participant is employed by the Company at such time. Mr. Harris' target eligibility of 60% for the 2015 STIP was pro-rated and paid per the terms of a separation agreement and release dated December 14, 2015 which provided for a pro-rated payment of $87,970. Mr. Lopez-Baldrich's target eligibility of 40% for the 2015 STIP was pro-rated and paid per the terms of a separation agreement and release dated December 14, 2015 which provided for a pro-rated payment of $53,315.

(6)
The amounts indicated reflect dollar value of premiums paid by CDTi for group term life and accidental death and dismemberment insurance and the following additional amounts: (i) Mr. Beale's amount includes (a) compensation earned for his service as a Non-Executive Director in the amount of $41,931, which further compensation ceased upon his transition to an Executive Director, and (b) $3,000 per month for a housing allowance totaling $6,968; (ii) Mr. Harris' amount for 2015 includes (a) one-time payment of $11,936 to defray costs for medical expenses, and (b) $10,577 vacation accrual paid upon termination; and (iii) Mr. Lopez-Baldrich's amount for 2015 includes (a) one-time payment of $10,757 to defray costs for medical expenses, and (b) $28,846 vacation accrual paid upon termination.

Narrative Disclosure to Summary Compensation Table

  Employment Agreements

        We entered into an employment agreement with Mr. Beale on October 22, 2015, Mr. Harris on March 25, 2014 (the "Original Employment Agreement"), which was amended and restated on December 22, 2014 (the "Amended Employment Agreement"), and employment agreements with Mr. Shea on December 22, 2014 and Mr. Lopez-Baldrich on March 25, 2014. We also entered into separation agreements with Mr. Harris and Mr. Lopez-Baldrich on December 14, 2015. Our subsidiary, Catalytic Solutions, Inc. ("CSI"), entered into an employment agreement with Dr. Golden on October 17, 2006.

        The employment agreements provide for an annual base salary of $325,000 for Mr. Beale, $250,000 for Mr. Harris under his Original Employment Agreement, $275,000 for Mr. Harris, under his Amended Employment Agreement effective as of December 1, 2014, $257,500 for Dr. Golden, $225,000 for Mr. Shea and $250,000 for Mr. Lopez-Baldrich, subject to potential adjustments based on an annual review of each named executive officer's salary. Under his employment agreement, Mr. Beale is eligible to receive a temporary monthly housing allowance of $3,000 through October 2016.

        The employment agreements also provide for certain incentive compensation, including:

  •
  for Mr. Beale, (i) 500,000 non-qualified stock options granted on November 5, 2015, having an exercise price equal to the closing price of a share of our common stock as reported on the NASDAQ on such date, with 50% vesting on March 31, 2016 and 50% on December 31, 2016, and (ii) an annual bonus based on the Company's achievement of financial objectives established by the Board and Mr. Beale's achievement of agreed upon personal business objectives, which varies from 0% to 119% of base salary with a target of 70% of such base salary;

  •
  for Mr. Harris, (i) the opportunity to receive long-term incentive awards correlated to his salary and calculated using a multiplier determined by the Board, (ii) an annual bonus based on the Company's achievement of financial objectives established by the Board and Mr. Harris' achievement of agreed upon personal business objectives, which varies from 0% to 68% of base salary with a target of 40% of such base salary under his Original Employment Agreement and 0% to 102% of Mr. Harris' base salary with a target of 60% of such base salary under his Amended Employment Agreement;

  •
  for Dr. Golden, (i) the opportunity to obtain a bonus of up to 60% of his base salary, dependent on the attainment of certain goals and objectives, and (ii) any equity incentive awards that may be granted to Dr. Golden under the Company's Stock Incentive Plan;

  •
  for Mr. Shea, (i) the opportunity to receive long-term incentive awards correlated to his salary and calculated using a multiplier determined by the Board, and (ii) an annual bonus based on the Company's achievement of financial objectives established by the Board and Mr. Shea's achievement of agreed upon personal business objectives, which varies from 0% to 68% of Mr. Shea's base salary with a target of 40% of such base salary; and

  •
  for Mr. Lopez-Baldrich, (i) the opportunity to receive long-term incentive awards correlated to his salary and calculated using a multiplier determined by the Board, and (ii) an annual bonus based on the Company's achievement of financial objectives established by the Board and Mr. Lopez-Baldrich's achievement of agreed upon personal business objectives, which varies from 0% to 68% of Mr. Lopez-Baldrich's base salary with a target of 40% of such base salary.

        On December 14, 2015, Messrs. Harris and Lopez-Baldrich (each, an "Executive") each entered into a separation agreement and release with the Company, pursuant to which the parties agreed:

  •
  A cash payment equal to thirteen (13) months of Executive's base salary payable in installments in accordance with the Company's normal payroll schedule and payroll practices, less applicable tax withholdings.

  •
  A lump sum cash payment in the amount of (i) with respect to Mr. Harris, $11,936.07, and (ii) with respect to Mr. Lopez-Baldrich, $10,756.86, less all applicable withholdings and deductions, to help defray costs incurred for medical insurance whether the Executive elects coverage under COBRA or obtains coverage through the State or Federal Health Insurance Marketplaces.

  •
  Accelerated vesting and exercisability of (i) with respect to Mr. Harris, 15,595 outstanding restricted stock units and outstanding unvested stock option awards to purchase 46,763 share of common stock and (ii) with respect to Mr. Lopez-Baldrich, 16,667 outstanding restricted stock units, to be automatically accelerated on December 18, 2015.

  •
  All of Executive's vested stock option awards shall remain exercisable by Executive for a period of 90 days following the Separation Date.

  Short-Term Incentives

        All executive officers of the Company are eligible to participate in CDTi's STIP. Participation levels, business and personal objectives, and financial targets are established and determined by the Board upon recommendation of the Compensation and Nominating Committee and may include an incremental pay scale that includes linear payout levels. Aggregate plan payments are calculated by CDTi's senior management and approved by the Compensation and Nominating Committee and the Board of Directors. Individual employee payment recommendations are then submitted to the Company's Chief Executive Officer, Compensation and Nominating Committee and Board for final approval before any payments can be made. Cash incentives under the STIP are paid out on an annual basis by the end of the second quarter of each year upon review of financial results from the previous year. To be eligible for the cash incentive payout, participants must remain employed by CDTi on the date of the payout.

        Upon recommendation by the Compensation and Nominating Committee, on April 2, 2015, the Board set specific performance goals and business target criteria pertaining to the STIP for fiscal 2015. Cash incentive potential is based upon CDTi's business objectives and financial performance. Criteria for financial performance targets include sales growth, operating income and free cash flow. Payments made to Mr. Harris and Mr. Lopez-Baldrich were pro-rated and paid per the terms of their December 14, 2015 separation agreement and release.

  Long-Term Incentives

        Executive Long-Term Incentive Plan.    The Executive Long-Term Incentive Plan was established in 2012 as a cash incentive plan for key executives of the Company. The Plan occurs over three-year periods with the first period having commenced with the Company's 2012 calendar year. Under the Plan, the Company's Named Executive Officers and other key executives are provided with specific three-year target incentives based upon their salary, which are payable in cash if the Company achieves certain performance goals set by the Board of Directors for each rolling three-year cycle. Awards are to be paid out following the end of the three-year period if the specified performance goals are met. For example, goals set in calendar year 2012 pertained to calendar years 2012, 2013 and 2014, and became eligible for payment in early calendar year 2015, at the Board of Director's discretion. While the Board of Directors has the discretion to establish new performance goals for subsequent three-year cycles on an annual basis, they elected to discontinue use of this plan on May 20, 2015.

        Performance goals for the final three-year period beginning on January 1, 2013 and ending on December 31, 2015 were not achieved and therefore, no executive was eligible to receive payment under the Plan for calendar year 2015.

        Stock Incentive Plan.    CDTi has one equity based employee compensation plan, the Stock Incentive Plan (formerly known as the 1994 Incentive Plan), which was approved by our stockholders in 1994 upon adoption and again in 2002, 2012 and 2015 upon amendments. Under the Plan currently, awards may be granted to participants in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted share units, performance awards, or any combination of the foregoing. Participants in the Plan may be CDTi's Directors, employees, consultants or advisors (except consultants or advisors in capital-raising transactions) as the Directors determine are key to the success of our business. The Compensation and Nominating Committee grants stock options and restricted stock (or restricted share units) as long-term equity incentive awards. These awards are designed to focus management on the long-term success of CDTi and thereby align the interests of the recipients with the interests of the stockholders.

        Under the Plan, the Board grants stock option awards and restricted share units upon the recommendation of the Compensation and Nominating Committee. Awards are generally granted annually during the first half of the calendar year. Stock options are granted for a term of not more than ten years and at an exercise price per share equal to fair market value on the grant date.

        The following table sets out information as to the grant awards made to the Named Executive Officers during fiscal year 2015.

Name/Award Type	Grant Date	Number of Shares	Vesting
Matthew Beale(1)
Restricted Share Units	05/20/2015	15,075	50% on November 20, 2015 and 50% on May 20, 2016 or immediately prior to the commencement of the Company's 2016 annual meeting of stockholders, as long as he has continuously remained a director of, or consultant to, the Company through such date
NQ Stock Option	11/05/2015	500,000	50% on each of March 31 and December 31, 2016
Christopher J. Harris
NQ Stock Option	05/20/2015	93,525	33.3% on each May 20th of 2016, 2017 and 2018
Stephen J. Golden, Ph.D.
NQ Stock Option	05/20/2015	106,843	33.3% on each May 20th of 2016, 2017 and 2018
David E. Shea
NQ Stock Option	05/20/2015	61,245	33.3% on each May 20th of 2016, 2017 and 2018
Pedro J. Lopez-Baldrich
NQ Stock Option	05/20/2015	42,811	33.3% on each May 20th of 2016, 2017 and 2018

(1)
Mr. Beale's Restricted Share Unit Award was earned for his service as a Non-Executive Director

        In connection with Mr. Harris' and Mr. Lopez-Baldrich's resignations, the Board of Directors accelerated vesting under certain of their equity awards. Please see footnote two to the "Outstanding Equity Awards at Fiscal Year-End" table.

  Executive Compensation Consultant

        During 2015, the Compensation and Nominating Committee directly retained LTC Performance Strategies, Inc. ("LTC") to conduct an executive compensation assessment with a primary focus on the long-term component of compensation for Clean Diesel's executive officers. The assessment by LTC contained a customized peer group analysis of compensation data, including equity compensation/ownership and various long-term compensation practices. The Compensation and Nominating Committee has used and expects to use LTC's assessment and recommendations to determine executive long-term compensation and implement the Company's executive compensation program structures for subsequent years. In particular, in May 2015, on the recommendation of the Compensation and Nominating Committee, Clean Diesel's Board of Directors discontinued use of the Company's Executive Long-Term Incentive Plan beginning with the 2014 plan year; began using stock options as the primary long-term compensation vehicle; and began to increase management's equity holdings toward the median of its peer group.

  Potential Payments upon Termination of Employment or Change in Control

        As of December 31, 2015, the following summarizes the potential payments upon employment termination and change in control events provided for in each of Mr. Beale's, Mr. Shea's and Mr. Lopez-Baldrich's employment agreements and Mr. Harris' Amended Employment Agreement:

Reason for Termination	Benefit
Without Cause or Resignation for Good Reason	12 months of annual base salary and health benefits; pro rata bonus; and accrued and unpaid salary and other benefits through the date of separation
Disability	6 months of annual base salary and health benefits; pro rata bonus; and accrued and unpaid salary and other benefits through the date of separation
With Cause, Resignation Without Good Reason, or Upon Mutual Agreement of the Company and Named Executive Officer	Accrued and unpaid salary and other benefits through the date of separation
Without Cause or Resignation for Good Reason Concurrent with or Subsequent to a Change in Control	12 months of annual base salary and health benefits; pro rata bonus; accrued and unpaid salary and other benefits through the date of separation; and immediate vesting of any equity awards

        On December 14, 2015, Mr. Harris and Mr. Lopez-Baldrich each entered into a separation agreement and release with the Company. For more information, see "—Employment Agreements" above.

        As of December 31, 2015, the following summarizes the potential payments upon employment termination and change in control events provided for in Dr. Golden's employment agreement:

Reason for Termination	Benefit
Resignation for Good Reason (after giving 30 days' notice)	24 months of annual base salary and health benefits; pro rata bonus; and payment of accrued and unused vacation days
With Cause or Resignation Without Good Reason (after giving six months' notice)	Accrued and unpaid base salary; payment of accrued and unused vacation days; and any accrued benefits under CSI's benefit plans and programs, in each case through the date of his separation
Disability

6 months of annual base salary and health benefits; pro rata bonus; and payment for accrued and unused vacation days, subject to reduction for any benefits provided by CSI under any long-term disability insurance

Without Cause

18 months of annual base salary; six months advance notice prior to such termination or a payment in lieu of notice consisting of base salary, pro-rated bonus and medical coverage or the cost thereof which Dr. Golden would have received if he were given the requisite notice

Death	Pro rata bonus

        Various terms such as Good Reason, Disability, and Cause are defined in each Named Executive Officer's employment agreement. Payment of benefits upon termination under Dr. Golden's arrangement is subject to a limited exception for violations of the non-compete covenant, and covenants relating to confidentiality and CDTi's intellectual property in his employment agreement, and the signing of a release. In addition, under Dr. Golden's employment agreement, if either party gives notice to terminate Dr. Golden's employment and CSI asks Dr. Golden not to attend work or undertake any or all of Dr. Golden's duties or gives Dr. Golden additional duties for the purpose of investigating any disciplinary matter, Dr. Golden shall receive base salary and any other benefits and accrued and unpaid bonus if Dr. Golden is being terminated without Cause or at the discretion of CSI's board of directors, in each case during such leave period.

        The Named Executive Officers outstanding stock options and restricted share units were issued under the CDTi Stock Incentive Plan. Under the terms of the Stock Incentive Plan, in the event of termination of employment due to resignation, vested options continue to be exercisable for a period of 90 days and unvested restricted share units cancel. In the case of termination of employment due to death, total disability or normal retirement, vested options continue in force and are exercisable until the expiration of the basic ten-year term, but the unvested portion of any outstanding options terminates and has no effect and restricted share units vest 100% on the date of the termination. In addition, in the event of termination for cause, as provided in the award agreement, all options and restricted share units granted terminate immediately. In the event of a "Change in Control," the Board may, in its discretion, take actions as it deems appropriate to provide for the acceleration, assumption, continuation, substitution or cash-out of outstanding awards if not so determined in each Named Executive Officer's employment agreement. Additionally, the Board or Compensation and Nominating Committee may modify, terminate or grant waivers and accelerations with respect to awards under Stock Incentive Plan, subject to the terms and conditions contained therein.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets out information as to the Named Executive Officers concerning their unexercised option and unvested stock awards outstanding at December 31, 2015.

	Option Awards(1)
					Stock Awards
	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable
Name			Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Matthew Beale
05/20/2015	—	—	—	—	7,538	$7,086
11/05/2015	—	500,000	$1.79	11/05/2025	—	—

Total	—	500,000			7,538	$7,086
Christopher J. Harris
03/17/2011	12,500	—	$5.68	03/10/2016	—	—
02/22/2012	49,017	—	$3.06	03/10/2016	—	—
05/20/2015	46,763	—	$1.96	03/10/2016	—	—

Total	108,280	—			—	—
Stephen J. Golden, Ph.D.
03/17/2011	16,000	—	$5.68	03/17/2021	—	—
02/22/2012	58,821	—	$3.06	02/22/2022	—	—
03/20/2013	—	—	—	—	8,500	$7,990
03/13/2014	—	—	—	—	11,065	$10,401
05/20/2015	—	106,843	$1.96	05/20/2025	—	—

Total	74,821	106,843			19,565	$18,391
David E. Shea
03/17/2011	5,000	—	$5.68	03/17/2021	—	—
05/24/2012	23,529	—	$2.41	05/24/2022	—	—
03/20/2013	—	—	—	—	4,080	$3,835
02/20/2014	—	—	—	—	10,000	$9,400
05/20/2015	—	61,245	$1.96	05/20/2025	—	—

Total	28,529	61,245			14,080	$13,235

(1)
In connection with a separation agreement and release entered into between Mr. Harris and the Company on December 14, 2015, the Board of Directors accelerated the vesting of 15,595 outstanding restricted stock units and outstanding unvested stock option awards to purchase 46,763 shares of common stock, effective December 18, 2015. In connection with a separation agreement and release entered into between Mr. Lopez-Baldrich and the Company on December 14, 2015, the Board of Directors accelerated the vesting of 16,667 outstanding restricted stock units, effective December 18, 2015. Mr. Lopez-Baldrich had no outstanding equity awards as of December 31, 2015.

  Options granted on March 17, 2011 vested 50% on grant date and 50% on March 17, 2012. February 22, 2012 and May 24, 2012 option grants vested 33.3% on each of February 22, 2013, 2014 and 2015. May 20, 2015 option grants vest 33.3% on each of May 20, 2016, 2017 and 2018 and those granted on November 5, 2015 vest 50% on March 31, 2016 and 50% on December 31, 2016. The expiration date indicated is the tenth anniversary of the date of grant and options are for a ten-year term. Upon resignation, vested options continue to be exercisable for

  90 days but unvested options terminate. In the case of death, total disability or retirement, vested options continue in force and are exercisable until the expiration of the original term but unvested options terminate. In the case of cause, all options granted shall terminate and be immediately nonexercisable. Notwithstanding the foregoing, however, for option grants issued through February 22, 2012 if there shall be a "Change in Control," as defined in the participant's award agreement, in which seventy five percent (75%) or more of the stock or assets of the Company shall have been acquired by a single person or a control group, then the time within which to exercise this option shall be limited to one hundred eighty (180) days following the Plan participant's change in status. For option grants issued beginning May 24, 2012 if there shall be a "Change in Control," option shall terminate and cease to be outstanding effective as of the time of consummation of the Change in Control to the extent that the Option is neither assumed or continued by the acquirer in connection with the Change in Control nor exercised as of the time of the Change in Control.

(2)
Stock awards do not vest unless the Named Executive Officer is employed as of the vesting date, other than in the event of death in which case the number of units vest 100%. March 20, 2013 stock awards vested 33.3% on each of March 20, 2014 and 2015 and will vest 33.3% on March 20, 2016. February 20, 2014 and March 13, 2014 stock awards vested 33.3% on March 20, 2015 and will vest 33.3% on each of March 20, 2016 and 2017. Mr. Beale's May 20, 2015 stock award vested 50% on November 20, 2015 and will vest 50% on May 20, 2016 or immediately prior to the commencement of the Company's 2016 annual meeting of stockholders, as long as he has continuously remained a Director of, or consultant to, the Company through such date.

DIRECTOR COMPENSATION

Summary Director Compensation Table

        The following table shows all compensation earned by CDTi's Non-Executive Directors in 2015.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	All Other Compensation	Total
Charles R. Engles, Ph.D.(3)	$79,007	$29,547	—	—	$108,554
Matthew Beale.(4)	$41,931	$29,547	—	—	$71,478
Dr. Till Becker(5)	$37,445	$38,096	—	—	$75,541
Lon E. Bell, Ph.D.(6)	$41,965	$29,547	—	—	$71,512
Bernard H. "Bud" Cherry(7)	$46,000	$29,547	—	—	$75,547
Mungo Park(8)	$34,465	$29,547	—	—	$64,012

(1)
The amounts indicated do not necessarily correspond to any actual value that will be realized by a recipient. Such amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Pursuant to GAAP, the grant date fair value of the awards granted to each Director, was $29,547, which was based on the grant date fair value per share of $1.96, the closing price of our common stock on May 20, 2015. Dr. Becker received an additional grant upon joining the board, which the grant date fair value was $8,549, which was based on the grant date fair value per share of $2.05, the closing price of our common stock on February 9, 2015. As of December 31, 2015, the following unvested stock awards were held by current Non-Executive members of the Board of Directors: Dr. Engles, 7,538 shares; Dr. Becker, 7,538 shares; Dr. Bell, 7,538 shares; Mr. Cherry, 7,538 shares; and Mr. Park, 7,538 shares.

(2)
As of December 31, 2015, the following outstanding option awards were held by current Non-Executive members of the Board of Directors: Dr. Engles, 15,000 shares; Mr. Cherry, 15,000 shares; and Mr. Park, 15,000 shares.

(3)
Dr. Engles serves as Chairman of the Board of Directors and is a member of the Compensation and Nominating Committee. He served as a member of the Strategy Committee since May 20, 2015 and has served as Chairman of the Audit Committee since October 22, 2015.

(4)
Mr. Beale was appointed by the Board of Directors to serve as Chief Executive Officer effective October 22, 2015, at which time he ceased earning compensation as a Director. Mr. Beale served as the Chairman of the Audit Committee and as a member of the Compensation and Nominating Committee until his appointment as Chief Executive Officer. He also served as a member of the Strategy Committee since May 20, 2015. The compensation earned by Mr. Beale in his new position is reported in the Executive Compensation Table.

(5)
Dr. Becker joined the Board of Directors on February 9, 2015 and immediately began serving as a member of the Technology Committee. He served as Chairman of the Strategy Committee since May 20, 2015.

(6)
Dr. Bell is Chairman of the Technology Committee and has served as a member of the Compensation and Nominating Committee since October 19, 2015.

(7)
Mr. Cherry is Chairman of the Compensation and Nominating Committee and serves as a member of the Audit Committee.

(8)
Mr. Park is a member of the Technology Committee and has served as a member of the Audit Committee since October 19, 2015.

  Narrative to Director Compensation Table

        During 2015, CDTi's Non-Executive Directors were compensated based on the following fee schedule:

Description	Compensation
Board Member Retainers:
• Chairman (in addition to Member Retainer)	$35,000 per year
• Board Member • Includes four in-person meetings • Includes four telephonic meetings	$25,000 per year; plus an annual award of Restricted Share Units valued at $30,000, with timing and vesting to be at the discretion of the Board on the recommendation of the Compensation and Nominating Committee
Additional Compensation:
• Additional in-person meetings	$1,500 each meeting
• Additional telephonic meetings	$500 each meeting
Audit Committee Retainers:
• Chairman (in addition to Member Retainer)	$10,000 per year
• Committee Member	$5,000 per year
• Includes four in-person meetings
• Includes four telephonic meetings
Additional Compensation:
• Additional in-person meetings	$1,500 each meeting
• Additional telephonic meetings	$500 each meeting
Compensation and Nominating Committee Retainers:
• Chairman (in addition to Member Retainer)	$7,500 per year
• Committee Member	$5,000 per year
• Includes four in-person meetings
Additional Compensation:
• Additional in-person meetings	$1,500 each meeting
• Telephonic meetings	$500 each meeting
Technology Committee Retainers:
• Chairman (in addition to Member Retainer)	$7,500 per year
• Committee Member	$5,000 per year
• Includes four in-person meetings
• Includes four telephonic meetings
Additional Compensation:
• Additional in-person meetings	$1,500 each meeting
• Additional telephonic meetings	$500 each meeting
Strategy Committee Retainers:
• Chairman (in addition to Member Retainer)	$7,500 per year
• Committee Member	$5,000 per year
• Includes four in-person meetings
• Includes four telephonic meetings
Additional Compensation:
• Additional in-person meetings	$1,500 each meeting
• Additional telephonic meetings	$500 each meeting

        Fees earned by the Non-Executive Directors are generally paid in cash quarterly during the period earned. Restricted stock unit awards to Non-Executive Directors will be, under the current policy of the Board, granted under the Stock Incentive Plan and vest over time.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

        The following table sets forth information known to us regarding the beneficial ownership of common stock as of February 29, 2016 by: 1) each person known to CDTi to beneficially own more than five percent of its outstanding shares of common stock; 2) each of the Directors (including all nominees for Director); 3) CDTi's "Named Executive Officers" as set forth in the Summary Compensation Table included under "Executive Compensation"; and 4) all current Directors and executive officers as a group at such date.

        Unless otherwise noted below, the address of each beneficial owner listed in the table is in care of CDTi, 1621 Fiske Place, Oxnard, California, 93033.

	Beneficial Ownership of Common Stock
Beneficial Owner Name and Address	Number of Shares(1)	Percentage Owned(2)
>5% Holders:
N/A	—	—
Directors, Named Executive Officers and all Directors and Executive Officers as a Group:
Charles R. Engles, Ph.D., Chairman of the Board(3)	53,412	*
Dr. Till Becker, Director	11,707	*
Lon E. Bell, Ph.D., Director(4)	145,183	*
Bernard H. "Bud" Cherry, Director(5)	51,647	*
Mungo Park, Director(6)	40,183	*
Matthew Beale, President, Chief Executive Officer and Director(7)	317,150	1.7%
Christopher J. Harris, Former President and Chief Operating Officer(8)	158,280	*
Stephen J. Golden, Ph.D., Chief Technology Officer and Vice President(9)	129,577	*
David E. Shea, Chief Financial Officer(10)	54,139	*
Pedro J. Lopez-Baldrich, Former General Counsel, Corporate Secretary and Vice President	33,515	*
All Directors and Executive Officers as a Group (9 persons)(11)	822,998	4.3%

*
less than 1%

(1)
To our knowledge, unless otherwise indicated in the footnotes to this table, we believe that each of the persons named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable (or other beneficial ownership shared with a spouse) and the information contained in this table and these notes.

  Beneficial ownership has been determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the power to vote or dispose of those securities. These rules also treat as beneficially owned all shares that a person would receive upon 1) exercise of stock options or warrants held by that person that are immediately exercisable or exercisable within 60 days of the determination date; and 2) vesting of restricted stock units held by that person that vest within 60 days of the determination date, which is February 29, 2016 for this purpose. Such shares are deemed to be outstanding for the purpose of computing the number of shares beneficially owned and the percentage ownership of the person holding such options, warrants or restricted stock units, but these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
The percent of CDTi beneficially owned is based on 18,461,027 shares of Clean Diesel common stock issued and outstanding on February 29, 2016, together with the applicable stock options, restricted stock units and warrants for that stockholder or group of stockholders calculated in accordance with SEC Rules.

(3)
For Dr. Engles, includes 15,000 shares subject to options currently exercisable.

(4)
For Dr. Bell, includes a warrant to acquire 40,000 shares at $1.25 per share. 80,000 shares and the warrant are held in the Bell Family Trust for which Dr. Bell serves as Trustee and has sole voting and investment control over such securities.

(5)
For Mr. Cherry, includes 15,000 shares subject to options currently exercisable.

(6)
For Mr. Park, includes 15,000 shares subject to options currently exercisable.

(7)
For Mr. Beale, includes 250,000 shares subject to options exercisable within 60 days.

(8)
For Mr. Harris, includes 108,280 shares subject to options currently exercisable.

(9)
For Dr. Golden, includes 74,821 shares subject to options currently exercisable and 14,033 shares subject to restricted share units issuable within 60 days. 8,556 shares are held in the Golden Family Trust for which Dr. Golden serves as Trustee and has sole voting and investment control over such securities.

(10)
For Mr. Shea, includes 28,529 shares subject to options currently exercisable and 9,080 shares subject to restricted share units issuable within 60 days.

(11)
Includes warrants to acquire 40,000 shares, 398,350 shares subject to options currently exercisable and 43,113 shares subject to restricted share units issuable within 60 days. Excludes the beneficial ownership of Mr. Harris and Mr. Lopez-Baldrich who each resigned from the Company effective December 11, 2015.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2015 regarding the Company's equity compensation plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)(3)
Equity compensation plans approved by security holders:
Stock Incentive Plan	1,484,506	$4.00	203,202
Equity compensation plans not approved by security holders:
N/A	—	—	—

(1)
Includes outstanding restricted share units of 199,642.

(2)
Excludes the restricted share units described in footnote 1 above because they do not have an exercise price.

(3)
2,400,000 shares are reserved for issuance under the Stock Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

        Since January 1, 2015, aside from those transactions listed below and compensation and other arrangements described elsewhere in this Annual Report on Form 10-K, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $120,000 or one percent of the Company's average total assets at year end for the last two completed fiscal years and in which any of the Company's Directors, executive officer, persons who we know hold more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than compensation agreements and other arrangements, which are described elsewhere in this Annual Report on Form 10-K.

  Kanis S.A.

        We have entered into certain transactions involving the issuance of indebtedness by us to Kanis S.A., a former holder of more than five percent of our outstanding shares of common stock. For more information, see Note 10 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        In connection with these transactions, we have issued equity securities to Kanis S.A. in return for Kanis S.A. agreeing to loan funds to us or amend related debt instruments and/or agreements, including the issuance on: (i) December 30, 2010 of warrants to acquire up to 25,000 shares of common stock at $10.40 per share (the "December Warrants") in connection with the entry into a loan commitment letter on such date providing for a loan by Kanis S.A. to us of $1.5 million; (ii) July 3, 2013 of 188,000 shares of common stock and warrants to acquire up to 94,000 shares of common stock at $1.25 per share in satisfaction of a $100,000 payment premium due June 30, 2013 and $135,000 of accrued interest as of June 30, 2013 relating to an 8% promissory note due 2016 in the aggregate principal amount of $1.5 million; (iii) on February 16, 2012 of warrants to acquire up to 5,000 shares of common stock at $3.80 per share (the "February Warrants") in connection with an amendment to our 8% subordinated convertible note due 2016 issued pursuant to a subordinated notes commitment letter dated April 11, 2011; (iv) on July 27, 2012 of warrants to acquire up to 45,000 shares of common stock at $2.09 per share (the "July Warrants") in connection with a 8% promissory note in the principal amount of in the initial aggregate principal amount of $3.0 million; and (v) on November 11, 2014 of warrants to acquire up to 80,000 shares of common stock at $1.75 per share in connection with the entry into a letter agreement amending the terms of various loans made by Kanis S.A. to us. On October 7, 2015, we entered into a letter agreement with Kanis S.A., whereby Kanis S.A. agreed to amend the terms of the outstanding loans made to the Company, such that (i) the maturity date and payment premium on the outstanding 8% shareholder note due on October 1, 2016 in the aggregate principal amount of $1,500,000 was extended to October 1, 2018; (ii) the maturity date on the outstanding 8% subordinated convertible note due on October 1, 2016 in the aggregate principal amount of $3,000,000 was extended to October 1, 2018; and (iii) the maturity date on the outstanding 8% shareholder note due on October 1, 2016 in the aggregate principal amount of $3,000,000 was extended to October 1, 2018.

        Pursuant to the terms of the Agreement, the Company agreed to amend the terms of certain outstanding warrants issued to Kanis S.A. in order to (i) extend the expiration date until November 11, 2019 and, (ii) with respect to the December Warrants, February Warrants and July Warrants representing the right to purchase up to 75,000 shares of the Company's common stock and reduce the exercise price to $1.75 per share.

 ROLE AND COMPOSITION OF THE BOARD OF DIRECTORS

        The Board of Directors, which is elected by the stockholders, is the ultimate decision-making body of the Company, except with respect to those matters reserved to the stockholders. It selects the Chief Executive Officer, or person or persons performing similar functions, and other members of the senior management team, and provides an oversight function for the Chief Executive Officer's execution of overall business strategy and objectives. The Board acts as an advisor and counselor to senior management and validates business strategy and direction. The Board's primary function is to monitor the performance of senior management and facilitate growth and success by providing mentoring and actionable business advice honed by substantial substantive knowledge of the Company's business and history tempered with significant outside business experience.

        Our By-laws state that the number of Directors shall be determined from time to time by the Board of Directors or by the stockholders. On February 9, 2015, our Board of Directors fixed the number of Directors at six (6).

        Each Director shall be elected for a term of one year and until a successor is duly elected or until the Director shall sooner resign, retire, become deceased or be removed by the stockholders. Any Director may be removed by the stockholders with or without cause at any time. Any Director may resign at any time by submitting an electronic transmission or by delivering a written notice of resignation, signed by such Director to the Chairman, the Chief Executive Officer or the Secretary. Unless otherwise specified therein, such resignation shall take effect upon delivery. Vacancies in the Board may be filled by a majority of the Directors then in office (although less than a quorum), by the sole remaining Director, or by the stockholders. Any decrease in the authorized number of Directors shall not become effective until the expiration of the term of the Directors then in office unless, at the time of such decrease, there shall be vacancies on the Board that are being eliminated by the decrease. The Board is currently comprised of a Non-Executive Chairman, four Non-Executive Directors and our Chief Executive Officer.

Director Independence

        The Board of Directors has affirmatively determined that each of Charles R. Engles, Ph.D., Dr. Till Becker, Lon E. Bell, Ph.D., Bernard H. "Bud" Cherry and Mungo Park is "independent" under the NASDAQ listing standards. In addition, the Board of Directors has determined that the members of CDTi's Audit and Compensation and Nominating Committees, Dr. Engles, Dr. Bell, Mr. Cherry and Mr. Park are "independent" under the heightened independence standards applicable to Committee members under applicable NASDAQ listing standards and SEC rules.

2015 Meetings and Attendance

        During 2015, the Board held 16 meetings. All Directors attended at least 75% or more of the aggregate number of meetings of the Board and Board Committees on which they served. All Directors standing for re-election attended the 2015 annual meeting of CDTI held on May 20, 2015. CDTi has a formal policy mandating Director Attendance at annual meetings.

Executive Sessions

        In 2015, the Non-Executive Directors met in executive session of the Board on 3 occasions; the members of the Audit Committee met in executive session on 3 occasions; and the Compensation and Nominating Committee met in executive session on 2 occasions. The policy of the Board is to hold at least two executive sessions of the Board annually and executive sessions of committees when needed.

Board Leadership Structure

        The CDTi Board is led by a Chairman who is a Non-Executive Director selected by the full Board on nomination of the Compensation and Nominating Committee. The Board believes that the Chairman is responsible for Board leadership and the Chief Executive Officer is responsible for leading the management, employees and operations of CDTi and that these are two distinct and separate responsibilities. The Board believes this leadership structure is efficient and promotes good corporate governance. However, the Board continues to evaluate its leadership structure and may change it, if, in the opinion of the Board, a change is required by the needs of CDTi's business and operations.

Risk Oversight

        The Board of Directors exercises ultimate risk oversight responsibility for CDTi directly and through its committees. The direct role for the Board is to assist management in identifying risk, to evaluate management's performance in managing risk, and, when appropriate, to request information and data to assist in that process. The Board believes that its leadership structure of a separate Chairman and Chief Executive Officer enhances the Board's assessment of risk. The Audit Committee assists the Board of Directors in its oversight of risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements. The Compensation and Nominating Committee oversees risks relating to CDTi's compensation policies and practices. Each Committee reports its activities and recommendations to the Board, including assessment of risk, when appropriate.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

        The following table presents fees for audit, tax and other services rendered by BDO USA, LLP, our independent registered public accounting firm, for the years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees	$569,810	$578,974
Audit-Related Fees	—	—
Tax Fees	17,670	38,031
All Other Fees	—	—

Total	$587,480	$617,005

        In the above table, in accordance with the SEC's definitions and rules, "Audit Fees" are fees for professional services for the audit of a company's financial statements included in the annual report on Form 10-K, for the review of a company's interim financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, "Audit-Related Fees" are fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported as "Audit Fees," and "Tax Fees" are fees for tax compliance, tax advice and tax planning.

Pre-Approval Policies and Procedures

        Consistent with SEC rules regarding auditor independence, the Audit Committee has responsibility for appointing, as well as setting the compensation and overseeing the work of, the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee's policy is to approve in advance an engagement of our independent registered public accounting firm for any audit or non-audit service. All services provided by BDO USA, LLP to CDTi during fiscal 2015, as described above, were approved by the Audit Committee in advance of BDO USA, LLP providing such services.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Exhibits and Financial Statement Schedules:

  (1)
  Financial Statements

      See "Index to Financial Statements" located on page F-1 of this Annual Report on Form 10-K.

    (2)
    Financial Statement Schedules

      Not applicable.

    (3)
    Exhibits

      The exhibits listed in the Exhibit Index immediately following the signature page are incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.
March 30, 2016	By:	/s/ MATTHEW BEALE Matthew Beale Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that the persons whose signature appears below constitute and appoint Matthew Beale and David Shea, and each one of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments (including pre-effective and post-effective amendments) to this registration statement and to sign any registration statement and amendments thereto for the same offering filed pursuant to Rule 462(b) under the Securities Act of 1933, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do, or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

/s/ MATTHEW BEALE Matthew Beale	Chief Executive Officer and Director (Principal Executive Officer)	Date: March 30, 2016
/s/ DAVID E. SHEA David E. Shea	Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 30, 2016
/s/ CHARLES R. ENGLES, PH.D. Charles R. Engles, Ph.D.	Chairman	Date: March 30, 2016
Till Becker, Ph.D.	Director	Date: March 30, 2016
/s/ LON E. BELL, PH.D. Lon E. Bell, Ph.D.	Director	Date: March 30, 2016

/s/ BERNARD H. (“BUD”) CHERRY Bernard H. ("Bud") Cherry	Director	Date: March 30, 2016
/s/ MUNGO PARK Mungo Park	Director	Date: March 30, 2016

CLEAN DIESEL TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Clean Diesel Technologies, Inc.
Oxnard, California

        We have audited the accompanying consolidated balance sheets of Clean Diesel Technologies, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clean Diesel Technologies, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations since inception, resulting in an accumulated deficit of $199.5 million as of December 31, 2015, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP BDO USA, LLP Los Angeles, California March 30, 2016

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$2,958	$7,220
Accounts receivable, net	4,255	2,875
Inventories	7,918	6,298
Prepaid expenses and other current assets	1,568	1,448

Total current assets	16,699	17,841
Property and equipment, net	1,538	1,357
Intangible assets, net	1,901	2,662
Goodwill	4,659	5,177
Other assets	305	620

Total assets	$25,102	$27,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$3,513	$2,841
Accounts payable	5,012	3,022
Accrued expenses and other current liabilities	7,854	6,189
Income taxes payable	534	777

Total current liabilities	16,913	12,829
Shareholder notes payable, noncurrent	7,559	7,476
Deferred tax liability	193	359

Total liabilities	24,665	20,664

Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 24,000,000; issued and outstanding 17,797,652 and 14,152,772 shares at December 31, 2015 and 2014, respectively	178	142
Additional paid-in capital	205,235	200,771
Accumulated other comprehensive loss	(5,387)	(2,865)
Accumulated deficit	(199,589)	(191,055)

Total stockholders' equity	437	6,993

Total liabilities and stockholders' equity	$25,102	$27,657

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014
Revenues	$39,738	$41,231
Cost of revenues	28,846	28,778

Gross profit	10,892	12,453
Operating expenses:
Selling, general and administrative	11,903	12,374
Research and development	7,826	6,538
Severance and other charges	1,482	1,166

Total operating expenses	21,211	20,078

Loss from continuing operations	(10,319)	(7,625)
Other income (expense):
Interest expense, net	(1,166)	(1,176)
Other income (expense), net	2,664	(174)

Total other income (expense)	1,498	(1,350)

Loss from continuing operations before income taxes	(8,821)	(8,975)
Income tax expense (benefit) from continuing operations	(399)	138

Net loss from continuing operations	(8,422)	(9,113)
Net loss from discontinued operations	(112)	(223)

Net loss	(8,534)	(9,336)
Foreign currency translation adjustments	(2,522)	(1,829)

Comprehensive loss	$(11,056)	$(11,165)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.53)	$(0.76)
Net loss from discontinued operations	(0.01)	(0.02)

Net loss	$(0.54)	$(0.78)

Weighted-average number of common shares outstanding—basic and diluted	15,753	12,005

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2013	9,299	$93	$188,108	$(1,036)	$(181,719)	$5,446
Net loss	—	—	—	—	(9,336)	(9,336)
Foreign currency translation adjustment	—	—	—	(1,829)	—	(1,829)
Proceeds from equity offerings, net of costs	3,415	34	7,346	—	—	7,380
Issuance of common stock for settlement of litigation	75	1	235	—	—	236
Exercise of warrants	968	10	3,938	—	—	3,948
Exercise of stock options	179	2	523	—	—	525
Restricted stock unit vesting	217	2	—	—	—	2
Restricted stock units withheld for taxes	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	639	—	—	639

Balance at December 31, 2014	14,153	142	200,771	(2,865)	(191,055)	6,993
Net loss	—	—	—	—	(8,534)	(8,534)
Foreign currency translation adjustment	—	—	—	(2,522)	—	(2,522)
Proceeds from equity offerings, net of costs	3,384	34	3,697	—	—	3,731
Restricted stock unit vesting	261	2	—	—	—	2
Stock-based compensation	—	—	767	—	—	767

Balance at December 31, 2015	17,798	$178	$205,235	$(5,387)	$(199,589)	$437

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,534)	$(9,336)
Net loss from discontinued operations	112	223
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	924	1,007
Stock-based compensation expense	767	639
Loss (gain) on change in fair value of liability-classified warrants	(2,617)	506
Gain on foreign currency transactions	(718)	(878)
Offering costs	833	293
Other	(256)	(390)
Changes in operating assets and liabilities:
Accounts receivable	(1,705)	2,024
Inventories	(2,483)	(1,359)
Prepaid expenses and other assets	(294)	(83)
Accounts payable, accrued expenses and other current liabilities	2,790	(2,374)
Income taxes	312	(189)

Cash used in operating activities of continuing operations	(10,869)	(9,917)
Cash used in operating activities of discontinued operations	(712)	(15)

Net cash used in operating activities	(11,581)	(9,932)

Cash flows from investing activities:
Distribution from unconsolidated affiliate	—	91
Purchases of property and equipment	(661)	(454)
Proceeds from sale of business held for sale	—	1,328
Proceeds from sale of property, equipment and other assets	208	307

Cash provided by (used in) investing activities of continuing operations	(453)	1,272
Cash used in investing activities of discontinued operations	—	(8)

Net cash provided by (used in) investing activities	(453)	1,264

Cash flows from financing activities:
Net borrowings under demand line of credit	671	584
Proceeds from issuance of common stock and warrants, net of offering costs	7,115	9,923
Proceeds from exercise of warrants	—	1,000
Proceeds from exercise of stock options	—	525
Other	—	(18)

Net cash provided by financing activities	7,786	12,014
Effect of exchange rates on cash	(14)	(35)

Net change in cash	(4,262)	3,311
Cash at beginning of year	7,220	3,909

Cash at end of year	$2,958	$7,220

Supplemental disclosures:
Cash paid for interest	$1,075	$1,107
Cash paid for income taxes	$227	$879

See accompanying notes to the consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

1. Description of Business

        Clean Diesel Technologies, Inc. ("CDTi" or the "Company") currently commercializes its material technology by manufacturing and distributing light duty vehicle catalysts and heavy duty diesel emissions control systems and products to major automakers, distributors, integrators and retrofitters.

        The Company is transitioning its business from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials technology provider for these markets. The Company has a proven ability to develop proprietary materials incorporating various base metals that replace costly platinum group metals ("PGMs") in coatings on vehicle catalytic converters. Recently, the Company has expanded its materials platform to include new synergized-PGM diesel oxidation catalysts (SPGMTM DOC), Base-Metal Activated Rhodium Support (BMARSTM), and Spinel™ technologies, and it is in the process of introducing these new catalyst technologies to OEMs and other vehicle catalyst manufacturers in a proprietary powder form. The Company believes that this powder-to-coat business model will allow it to achieve greater scale and higher return on its technology investment than in the past.

        The Company's business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. It has operations in the United States ("U.S."), Canada, the United Kingdom, France, Japan and Sweden as well as an Asian investment.

2. Liquidity and Going Concern

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $199.6 million at December 31, 2015. The Company has funded its operations through asset sales, credit facilities and other borrowings and equity sales.

        At December 31, 2015, the Company had $3.0 million in cash, and based upon the Company's current and anticipated usage of cash resources, the Company will require additional financing in the form of funding from outside sources during the early second quarter of 2016. The Company will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. The Company's continuation as a going concern is dependent upon its ability to obtain adequate additional financing, which the Company has successfully secured since inception, including financing from equity sales and asset divestitures. However, there is no assurance that the Company will be able to achieve projected levels of revenue and maintain access to sufficient working capital, and accordingly, there is substantial doubt as to whether the Company's existing cash resources and working capital are sufficient to enable it to continue its operations for the next twelve months. If the Company is unable to obtain the necessary capital, it will be forced to license or liquidate its assets, significantly curtail or cease its operations and/or seek reorganization under the U.S. Bankruptcy Code.

        The Company has a $7.5 million secured demand facility backed by its receivables and inventory with Faunus Group International, Inc. ("FGI"). At December 31, 2015, the Company had $3.5 million in borrowings outstanding under this facility with $4.0 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. There is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

2. Liquidity and Going Concern (Continued)

of its receivables or inventory. Additionally, FGI can cancel the facility at any time. For additional information, refer to Note 10, "Debt".

        On May 15, 2012, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") (the "Shelf Registration"), which permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities. However, the Company may not sell its securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of its public float in any 12-month period (unless the Company's public float rises to $75.0 million or more). On May 19, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC to replace the existing Shelf Registration (the "Replacement Shelf"), which was declared effective on November 17, 2015. The Replacement Shelf will permit the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, provided that the Company may not sell its securities in a primary offering pursuant to the Replacement Shelf or any other registration statement on Form S-3 with a value exceeding one-third of its public float in any 12-month period (unless the Company's public float rises to $75.0 million or more). For additional information, refer to Note 11, "Stockholders' Equity".

        On June 2, 2015, the Company entered into an underwriting agreement to sell 2,500,000 units pursuant to the Shelf Registration for $2.05 per unit, with each unit consisting of one share of common stock and 0.2 of one warrant to purchase one share of common stock with an exercise price of $2.65 per share. The Company received net proceeds of $4.5 million after deducting the underwriting discounts and other offering expenses. For additional information, refer to Note 11, "Stockholders' Equity" and Note 12, "Warrants".

        On October 7, 2015, the Company and Kanis S.A. entered into a letter agreement whereby Kanis S.A. agreed to amend the terms of the outstanding loans, in the aggregate principal amount of $7.5 million, made to the Company, such that the maturity dates of all outstanding loans were extended to October 1, 2018. For additional information, refer to Note 10, "Debt".

        On November 23, 2015, the Company entered into a Securities and Purchase Agreement (the "Purchase Agreement") with certain institutional investors (the "Purchasers") providing for the issuance and sale by the Company of 883,862 shares of the Company's common stock and Series B pre-funded warrants (the "Pre-Funded Warrants") to purchase an aggregate of 1,686,138 shares of its Common Stock. The offering price was $1.22 per share of common stock and the offering price for the Pre-Funded Warrant was $1.21 for each to purchase one share of common stock. In a concurrent private placement, the Company issued 0.3 of a Series A warrant to purchase one share of common stock for each share of common stock purchased or pre-funded through the Pre-Funded Warrants in the registered offering. Each whole Series A Warrant can be exercised for a share of Common Stock. The Series A Warrants cover, in the aggregate, 771,000 shares of common stock at an exercise price of $1.70 per share. In addition, in exchange for the surrender and cancellation for outstanding warrants to purchase 856,393 shares of common stock, with a weighted average exercise price of $3.19 per share, held by the Purchasers, the Company issued Series C-1, Series C-2 and Series C-3 warrants to purchase an aggregate of 856,393 shares of common stock at an exercise price of $1.70 per share. The Company received net proceeds of $2.6 million after deducting placement agent fees and other offering expenses. For additional information, refer to Note 11, "Stockholders' Equity" and Note 12, "Warrants".

        On February 12, 2016, a special meeting of our stockholders was held, and at the meeting, the Company's stockholders voted to approve an amendment to our Restated Certificate of Incorporation

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

2. Liquidity and Going Concern (Continued)

to increase the number of authorized shares from 24,100,000 shares to 100,000,000 shares. Further, on February 12, 2016, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Restated Certificate of Incorporation (the "Amendment") which increased the number of authorized shares from 24,100,000 shares to 100,000,000 shares, ninety nine million nine hundred thousand (99,900,000) of which are designated as common stock and one hundred thousand (100,000) of which are designated as preferred stock. The additional authorized shares and Replacement Shelf registration statements are intended to provide the Company with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and its capital needs.

3. Significant Accounting Policies

  a.    Principles of Consolidation

        The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

        Investments in which the Company has at least a 20%, but not more than a 50% interest are generally accounted for under the equity method. Investment interests below 20% are generally accounted for under the cost method, except if the Company could exercise significant influence, the investment would be accounted for under the equity method. The Company's judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company's ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company has an investment interest below 20% which is accounted for under the equity method. The Company includes its proportionate share of the net income or loss of equity-method investees in its consolidated statements of comprehensive loss. For additional information, refer to Note 16, "Equity Investments".

  b.    Discontinued Operations

        In July 2014, the Company committed to a plan to sell substantially all of the assets of its Reno, Nevada-based custom fabricated exhaust parts and accessories business (the "Reno Business"), and the sale of this business was completed in October 2014. The sale of this non-core business is expected to increase the Company's ability to fund key investments to broaden its growing intellectual property portfolio and to bring to market new products. The Reno Business' operations are classified as discontinued operations for all periods presented in this report. Depreciation and amortization have been eliminated from discontinued operations from the date the Company committed to the plan to sell the Reno Business. In the statements of cash flows, the cash flows of discontinued operations are separately classified and aggregated.

        Discontinued operations also includes accruals and related costs for the Company's estimated liability to settle its ongoing indemnification matters with Johnson Matthey ("JM") associated with the sale of Applied Utility Systems, Inc. ("AUS"), a former subsidiary of the Company, in 2009.

        For additional information, refer to Note 19, "Discontinued Operations".

        All discussions and amounts in the consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

  c.    Concentration of Risk

        For the years ended December 31, 2015 and 2014, one automotive original equipment manufacturer ("OEM") customer within the Catalyst segment accounted for 57% and 52%, respectively, of the Company's revenues. This customer accounted for 31% and 50% of the Company's accounts receivable at December 31, 2015 and 2014, respectively.

        For the periods presented below, certain vendors accounted for 10% or more of the Company's raw material purchases as follows:

		Years Ended December 31,
Vendor	Supplies	2015	2014
A	Substrates	38%	27%
B	Substrates	20%	*
C	Substrates	*	14%
D	Catalysts	*	10%

*
less than 10%

  d.    Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. These estimates and assumptions are based on management's best estimates and judgment. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to impairment of goodwill and long-lived assets, stock-based compensation, the fair value of financial instruments including warrants, allowance for doubtful accounts, inventory valuation, taxes and contingent and accrued liabilities. The Company bases its estimates on historical experience and various other factors, including the current economic environment, which it believes to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions and conditions. Management believes that the estimates are reasonable.

  e.    Cash

        Cash consists of cash balances on hand and on deposit at banks. Cash on deposit at banks at times may exceed the Federal Deposit Insurance Corporation (FDIC) limits. The Company believes no significant concentration of credit risk exists with respect to these cash balances.

  f.    Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of a reserve for doubtful accounts of $0.3 million at December 31, 2015 and 2014. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and past due balances over 90 days that are reviewed

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off balance sheet credit exposure related to its customer.

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

        The Company's inventory includes precious metals (platinum, palladium and rhodium) for use in the manufacturing of catalysts. The precious metals are valued at the lower of cost or market, consistent with the Company's other inventory.

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

        Goodwill is tested at the reporting unit level using a two-step impairment test. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, a second step is performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. Prior to performing the two-step impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required.

        The Company's Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, contains all of the Company's allocated goodwill. The Company performed Step 1 of the annual impairment test as of October 31, 2015 and determined that the fair value of the

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

Company's reporting unit (as determined using income and market approaches) was substantially greater than the carrying amount of the respective reporting unit, including goodwill, and Step 2 was not necessary; therefore, there was no impairment to the carrying amount of the reporting unit's goodwill. The Company has recorded no impairment charges to date for this goodwill. The Company also determined that no subsequent events through December 31, 2015 triggered additional impairment testing; however, it is reasonably possible that future impairment tests may result in a different conclusion for the goodwill of the Engine Control Systems reporting unit. The estimate of fair value of the reporting units is sensitive to certain factors including but not limited to the following: movements in the Company's share price, changes in discount rates and its cost of capital, growth of the reporting unit's revenue, cost structure of the reporting unit, successful completion of research and development and customer acceptance of new products, expected changes in emissions regulations and approval of the reporting unit's product by regulatory agencies.

        The Company's intangible assets consist of trade names, acquired patents and technology, and customer relationships and have finite lives. Intangible assets are carried at cost, less accumulated amortization. Amortization is computed on a straight-line or accelerated basis over the estimated useful lives of the respective assets, ranging from 4 to 20 years.

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

  k.    Warrants and Derivative Liabilities

        The Company accounts for the issuance of Company derivative equity instruments in accordance with Accounting Standards Codification ("ASC") 815-40 "Derivative and Hedging". The Company reviews common stock purchase warrants at each balance sheet date based upon the characteristics and provision of each particular instrument and classifies them on the balance sheet as:

  •
  Equity if they (i) require physical settlement or net-share settlement, or (ii) give the Company a choice of net-cash settlement or settlement in the Company's own shares (physical settlement or net-share settlement), or as

  •
  Liabilities if they (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the Company's control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement of net-share settlement).

        The Company assesses classification of common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities and equity is required.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

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

        The Company has adopted Accounting Standards Update ("ASU") No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", as of December 31, 2015 to simplify the presentation of its deferred taxes. ASU No. 2015-17 provides that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The Company is not offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company adopted ASU No. 2015-17 on a prospective basis and prior periods' presentation of deferred taxes was not retrospectively adjusted.

  m.    Revenue Recognition

        Revenues are derived primarily from the sale of products. The Company generally recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. There are certain customers where risk of loss transfers at destination point and revenue is recognized when product is delivered to the destination. For these customers, revenue is recognized upon receipt at the customer's warehouse. When terms of sale include subjective customer acceptance criteria, the Company defers revenue until the acceptance criteria are met. The determination of whether or not the customer acceptance terms are perfunctory or inconsequential impacts the amount and timing of the revenue recognized.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

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

  q.    Stock-Based Compensation

        Equity awards consist of stock options and restricted stock units ("RSUs"). The Company measures the compensation cost for all stock-based awards at fair value on the date of grant and recognizes it on a straight-line basis over the service period for awards expected to vest, which is generally three years.

        The Company measures the fair value of stock options using the Black-Scholes option-pricing model and certain assumptions, including the expected life of the stock options, an expected forfeiture rate and the expected volatility of its common stock. The fair value of RSUs is based on the closing price of the Company's common stock on the grant date.

  r.    Product Warranty

        The Company provides for the estimated cost of product warranties in cost of sales, at the time product revenue is recognized. Warranty costs are estimated primarily using historical warranty information in conjunction with current engineering assessments applied to the Company's expected repair or replacement costs.

  s.    Foreign Currency

        The functional currency of the Heavy Duty Diesel Systems division's Engine Control Systems Limited subsidiary in Canada is the Canadian dollar, while that of its subsidiary Engine Control Systems Europe AB in Sweden is the Swedish krona and the division's Clean Diesel Technologies Limited U.K. subsidiary, is the British pound sterling. The functional currency of the Catalyst division's Japanese branch office and Asian investment is the Japanese Yen. Accordingly, the assets and liabilities of the foreign locations are translated into U.S. dollars at period-end exchange rates. Revenue and expense accounts are translated at the average exchange rates for the period. The resulting foreign currency exchange adjustments are charged or credited directly to other comprehensive income or loss as a separate component of stockholders' equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e. settlement is not planned or anticipated in the foreseeable future) are also recorded in other comprehensive income or loss in stockholders' equity. Accumulated other comprehensive loss contained only foreign currency translation adjustments as of December 31, 2015 and 2014.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

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

  t.    Net Loss per Share

        Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares include employee stock options, RSUs, warrants and debt that are convertible into the Company's common stock.

        Diluted net loss per share excludes certain dilutive potential common shares outstanding as their effect is anti-dilutive. Because the Company incurred net losses in the years ended December 31, 2015 and 2014, the effect of potentially dilutive securities has been excluded in the computation of net loss per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 3.4 million and 2.3 million shares during the years ended December 31, 2015 and 2014, respectively.

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

        The Company records its liability-classified warrants at fair value in accordance with the fair value measurement framework. The valuation inputs hierarchy classification for the warrant liability measured at fair value on a recurring basis is summarized as follows (in thousands):

Warrant Liability	Level 1	Level 2	Level 3
December 31, 2015	—	—	$3,072
December 31, 2014	—	—	$1,474

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

        The following is a reconciliation of the warrant liability measured at fair value using Level 3 inputs (in thousands):

	Years Ended December 31,
	2015	2014
Balance at beginning of period	$1,474	$939
Issuance of common stock warrants	4,215	2,978
Exercise of common stock warrants	—	(2,949)
Remeasurement of common stock warrants	(2,617)	506

Balance at end of period	$3,072	$1,474

        For additional information regarding the liability-classified warrants, refer to Note 12, "Warrants".

  v.    Fair Value of Financial Instruments

        ASC Topic 825, "Financial Instruments", requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair values of the Company's cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of borrowings under the line of credit approximates their carrying value due to the variable interest rates. The fair value of shareholder notes payable, calculated using level 3 inputs, including a Black-Scholes option-pricing model to value the debt's conversion factor and a net present value model, was $7.5 million and $7.7 million at December 31, 2015 and 2014, respectively.

  w.
  Reclassifications

        Certain prior-period amounts have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations or stockholders' equity. The Company reclassified $0.7 million from prepaid expenses and other current assets to income taxes payable on the consolidated balance sheet at December 31, 2014 to net certain income taxes receivable and payable, per jurisdiction, and conform to the current period presentation.

  x.
  Recently Issued Accounting Guidance

        In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)". ASU No. 2014-09 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual periods beginning after December 15, 2017. Early adoption is permitted, but it is not permitted earlier than the original effective date. ASU No. 2014-09 provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

most current period presented. The Company is currently in the process of evaluating the impact of the adoption of ASU No. 2014-09 on its consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". ASU No. 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. It is effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. Early adoption is permitted. The Company has not elected to early adopt, and it is currently in the process of evaluating the impact of the adoption of ASU No. 2014-15 on its consolidated financial statements.

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

        In April 2015, the FASB issued ASU No. 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement". ASU No. 2015-05 provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. It is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can elect to adopt the standard update prospectively or retrospectively to arrangements entered into, or materially modified, after the effective date. The Company does not expect to early adopt ASU No. 2015-05, and it is currently in the process of evaluating the impact of the adoption of ASU No. 2015-05 on its consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory". ASU No. 2015-11 changes the measurement principle for inventory from the "lower of cost or market" to "lower of cost and net realizable value." Net realizable value is defined as the "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation." ASU No. 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined whether it will elect to early adopt ASU No. 2015-11, and it is currently in the process of evaluating the impact of the adoption of ASU No. 2015-11 on its consolidated financial statements.

        In January 2016, FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities". ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of the adoption of ASU No. 2016-01 on its consolidated financial statements.

        In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. generally accepted accounting principles. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the impact of adoption of ASU No. 2016-02 on its consolidated financial statements.

4. Inventories

        Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$3,894	$2,744
Work in process	844	902
Finished goods	3,180	2,652

	$7,918	$6,298

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Buildings and improvements	$195	$233
Furniture and fixtures	2,248	2,242
Computer hardware and software	1,370	1,398
Machinery and equipment	11,961	11,796
Vehicles	86	58

	15,860	15,727
Less accumulated depreciation	(14,322)	(14,370)

	$1,538	$1,357

        Depreciation expense was $0.4 million for each of the years ended December 31, 2015 and 2014.

6. Goodwill and Intangible Assets

  Goodwill

        The Company's Engine Control Systems reporting unit, which is within its Heavy Duty Diesel Systems reporting segment, contains all of the Company's allocated goodwill. The change in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 was due to the effect of foreign currency translation.

  Intangible Assets

        Intangible assets consist of the following (in thousands):

		December 31,
	Useful Life in Years
		2015	2014
Trade name	15 - 20	$1,186	$1,293
Patents and know-how	5 - 12	4,002	4,529
Customer relationships	4 - 8	724	837

		5,912	6,659
Less accumulated amortization		(4,011)	(3,997)

		$1,901	$2,662

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Intangible Assets (Continued)

        Amortization expense was $0.6 million for each of the years ended December 31, 2015 and 2014. Estimated amortization expense for existing intangible assets for each of the next five years is as follows (in thousands):

Years ending December 31:
2016	$434
2017	$425
2018	$161
2019	$161
2020	$161

7. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accrued salaries and benefits	$1,332	$1,115
Accrued severance and other charges(1)	1,092	335
Accrued warranty(2)	228	373
Warrant liability(3)	3,072	1,474
Accrued indemnification settlement(4)	—	650
Liability for consigned precious metals	543	565
Other	1,587	1,677

	$7,854	$6,189

(1)
For additional information, refer to Note 8, "Severance and Other Charges".

(2)
For additional information, refer to Note 9, "Accrued Warranty".

(3)
For additional information, refer to Note 12, "Warrants".

(4)
For additional information, refer to Note 19, "Discontinued Operations".

8. Severance and Other Charges

        Severance, exit and other charges consist of the following (in thousands):

	Years Ended December 31,
	2015	2014
Employee severance expense	$1,210	$784
Other closure costs	272	—
Lease exit costs	—	117
Legal settlements	—	265

Total severance and other charges	$1,482	$1,166

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

8. Severance and Other Charges (Continued)

        The Company incurred severance costs in 2014 related to its North American and U.K. locations, including severance benefits covering a one year period for its former chief financial officer, pursuant to a separation and release agreement. The Company incurred additional lease exit costs related to the exit of leases in North America.

        The Company incurred severance costs in 2015 related to its North American locations, including $0.8 million of severance benefits covering a one year period for our former president and chief operating officer and our former general counsel, corporate secretary and vice president, administration, pursuant to separation and release agreements. Additionally, on December 11, 2015, the Company announced its intention to close its Canadian manufacturing facility. Certain costs associated with this closure, primarily severance costs, totaling $0.6 million have been accrued as of December 31, 2015, and additional costs will continue to be accrued until the ultimate closure of this facility in 2016.

        The following summarizes the activity in the Company's accrual for severance and other exit costs (in thousands):

	Severance	Lease Exit Costs	Total
December 31, 2013	$530	$—	$530
Provision	784	117	901
Payments	(1,021)	(75)	(1,096)

December 31, 2014	$293	$42	$335
Provision	1,210	—	1,210
Payments	(411)	(42)	(453)

December 31, 2015(1)	$1,092	$—	$1,092

(1)
The Company expects to pay this accrual during the year ended December 31, 2016.

9. Accrued Warranty

        Accrued warranty is as follows (in thousands):

	Years Ended December 31,
	2015	2014
Balance at beginning of period	$373	$453
Accrued warranty expense	301	480
Warranty claims paid	(389)	(524)
Translation adjustment	(57)	(36)

Balance at end of period	$228	$373

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

10. Debt

        Debt consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Line of credit with FGI	$3,513	$2,841
$1.5 million, 8% shareholder note due 2018(1)	1,623	1,598
$3.0 million, 8% subordinated convertible shareholder notes due 2018(1)	2,972	2,947
$3.0 million, 8% shareholder note due 2018(1)	2,964	2,931

	11,072	10,317
Less current portion	(3,513)	(2,841)

	$7,559	$7,476

(1)
Debt discounts relate to warrants issued with shareholder notes and amendments. The aggregate amount of unamortized debt discount was $0.1 million and $0.2 million at December 31, 2015 and 2014, respectively. For additional information, refer to the respective discussions below.

  Line of Credit with FGI

        On February 14, 2011, the Company and certain of its subsidiaries (the "Credit Subsidiaries") entered into Sale and Security Agreements with FGI to provide for a $7.5 million secured demand facility backed by its receivables and inventory. The Company and the Credit Subsidiaries also entered into guarantees to guarantee the performance of their obligations under the Sale and Security Agreements. The Company also granted FGI a first lien collateral interest in substantially all of its assets. On August 15, 2012, the Company and FGI agreed to amend the FGI facility. As amended, the initial term was extended from February 14, 2013 to August 15, 2015, and the term may be extended at the Company's option for additional one-year terms. The current termination date is August 15, 2016. However, FGI can cancel the facility at any time.

        In connection with the sale of the Reno Business, the Company's Reno, Nevada subsidiary and FGI entered into an agreement, dated October 15, 2014 (the "Termination Agreement"), to terminate the Sale of Accounts and Security Agreement, dated February 14, 2011, between the Company subsidiary and FGI, as amended (the "Reno-FGI Financing Agreement"). Pursuant to the Termination Agreement, the Company was required to make a final payment of $0.4 million and FGI agreed to release all encumbrances on the Reno Business' personal property under the Reno-FGI Financing Agreement.

        Under the FGI facility, FGI can elect to purchase eligible accounts receivable from the Company and the Credit Subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). Purchased receivables are subject to full recourse to the Company in the event of nonpayment by the customer. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. At FGI's election, FGI may advance the Company up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to the Company net of interest and fees on

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

advances once the receivables are collected from customers. The Company may also borrow against eligible inventory up to the inventory sublimit, as determined by FGI, subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. At December 31, 2015, the inventory sublimit amount was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility. While the overall credit limit and the inventory sublimit were not changed, borrowing against the Company's significant OEM customer's inventory has been limited to $0.2 million by FGI due to their concerns about customer concentration as of December 31, 2015.

        The interest rate on advances or borrowings under the FGI facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI facility and was 6.50% at December 31, 2015 and 2014. Any advances or borrowings under the FGI facility are due on demand. The Company also agreed to pay FGI collateral management fees of 0.30% per month on the face amount of eligible receivables as to which advances have been made and 0.38% per month on borrowings against inventory, if any. At any time outstanding advances or borrowings under the FGI facility are less than $2.4 million, the Company agreed to pay FGI standby fees of (i) the interest rate on the difference between $2.4 million and the average outstanding amounts and (ii) 0.44% per month on 80% of the amount by which advances or borrowings are less than the agreed $2.4 million minimum.

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

        At December 31, 2015, the Company had $3.2 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $2.0 million. At December 31, 2015, the Company also had $1.5 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI facility at December 31, 2015. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

  $1.5 Million, 8% Shareholder Note Due 2018

        On December 30, 2010, the Company executed a Loan Commitment Letter with Kanis S.A., a shareholder of the Company, pursuant to which Kanis S.A. loaned the Company $1.5 million. The loan is unsecured and bears interest on the unpaid principal at a rate of 6%, with interest only payable quarterly in arrears, commencing March 31, 2011. In addition to principal and accrued interest, the Company was obligated to pay Kanis S.A. at maturity a "Payment Premium" ranging from $100,000 to $200,000 based proportionally on the number of days that the loan remains outstanding. There is no prepayment penalty. The loan originally matured on June 30, 2013. On January 30, 2013, the Company and Kanis S.A. agreed to amend certain terms of the loan to change the maturity date from June 30, 2013 to June 30, 2015 and to increase the interest rate from 6% to 8% beginning on June 30, 2013. In addition, the payment premium due under this note was changed to a fixed amount of $250,000 with

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

$100,000 payable on June 30, 2013 and the remaining amount payable at maturity on June 30, 2015. On November 11, 2014, the Company entered into a letter agreement with Kanis S.A., whereby Kanis S.A. agreed to amend the terms of this loan, such that the maturity date and payment premium due on June 30, 2015 were extended to October 1, 2016. On October 7, 2015, the Company entered into a letter agreement with Kanis S.A., whereby Kanis S.A. agree to amend the terms of this loan, such that the maturity date was extended to October 1, 2018.

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

        In connection with the original loan, the Company issued Kanis S.A. warrants to acquire 25,000 shares of its common stock at $10.40 per share. In connection with a letter agreement, dated November 11, 2014, the Company issued Kanis S.A. warrants to acquire 80,000 shares of its common stock at $1.75 per share. The relative estimated fair value of these warrant issuances represent a discount from the face amount of the loan which has been recorded as of the respective issuance dates. The discount is being amortized using the effective interest method over the remaining term of the loan. In connection with a letter agreement, dated October 7, 2015, the Company agreed to amend the terms of certain outstanding warrants issued to Kanis S.A. in order to (i) extend the expiration date until November 11, 2019 and, (ii) with respect to warrants to purchase up to 75,000 shares, in total, of the Company's common stock, reduce the exercise price to $1.75 per share. The impact of the warrant modifications, dated October 7, 2015, was not significant.

  $3.0 Million, 8% Subordinated Convertible Shareholder Notes Due 2018

        On April 11, 2011, the Company entered into a Subordinated Convertible Notes Commitment Letter with Kanis S.A. that provides for the sale and issuance by the Company of 8% subordinated convertible notes (the "Convertible Notes"). As provided in this commitment letter, on May 6, 2011 Kanis S.A. purchased from the Company at par $3.0 million aggregate principal amount of the Convertible Notes, which bear interest at a rate of 8% per annum, payable quarterly in arrears.

        The Convertible Notes have a stated maturity of five years from the date of issuance. The original agreement allowed for the acceleration of the maturity of the Convertible Notes if: (i) the Company was in breach of the Convertible Notes or other agreements with Kanis S.A., or (ii) Kanis S.A. provided written notice, not less than 30 days prior to such date, that it elected to accelerate the maturity to a date not earlier than November 11, 2012. On February 16, 2012, the Company and Kanis S.A. agreed to amend the terms of the Convertible Notes to modify the early redemption date from November 11, 2012 to May 12, 2013. On January 30, 2013, the Company and Kanis S.A. entered into a letter agreement regarding the Convertible Notes whereby Kanis S.A. agreed not to accelerate the maturity of these notes during the 2013 calendar year and on March 21, 2014, the Company and Kanis S.A. entered into another letter agreement whereby Kanis S.A. agreed not to accelerate the maturity of these notes prior to July 1, 2015. On November 11, 2014, the Company entered into a letter agreement with Kanis S.A., whereby Kanis S.A. agreed to amend the terms of this loan, such that

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

the maturity date was extended to October 1, 2016 and the early redemption feature was removed. On October 7, 2015, the Company entered into a letter agreement with Kanis S.A., whereby Kanis S.A. agree to amend the terms of this loan, such that the maturity date was extended to October 1, 2018.

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

        The outstanding principal balance of the Convertible Notes plus accrued and unpaid interest were convertible into shares of the Company's common stock at an initial conversion price equal to $7.044 per share, which was 120% of the closing bid price per share of the Company's common stock on April 8, 2011, into no more than 369,853 shares. The Company evaluated the Convertible Notes and determined that there were no embedded derivatives contained in the Convertible Notes that require separate accounting. Additionally, there was no beneficial conversion feature associated with the Convertible Notes since the conversion price was not lower than the estimated fair market value of the Company's common stock on the issuance date. As such, the entire proceeds from the Convertible Notes are recorded as debt in the consolidated balance sheets.

        On July 27, 2012, the Company and Kanis S.A. further amended the terms of the Convertible Notes to modify the conversion feature. As amended, the outstanding principal balance of the Convertible Notes, and accrued and unpaid interest are convertible, at the option of Kanis S.A., at any time upon written notice given not less than 75 calendar days prior to the date of conversion, into no more than 250,000 shares of the Company's common stock at a conversion price of $4.00 per share. The Company evaluated the modification and determined that the modification was not substantial and did not qualify as a debt extinguishment. Accordingly, no gain or loss was recognized from the modification.

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

        In connection with a letter agreement, dated November 11, 2014, the Company issued Kanis S.A. warrants to acquire 80,000 shares of its common stock at $1.75 per share. The relative estimated fair value of this warrant issuance represents a discount from the face amount of the loan and has been recorded as a discount from the loan amount as of the issuance date. The discount is being amortized using the effective interest method over the remaining term of the loan. In connection with a letter agreement, dated October 7, 2015, the Company agreed to amend the terms of certain outstanding warrants issued to Kanis S.A. in order to (i) extend the expiration date until November 11, 2019 and, (ii) with respect to warrants to purchase up to 75,000 shares, in total, of the Company's common stock, reduce the exercise price to $1.75 per share. The impact of the warrant modifications, dated October 7, 2015, was not significant.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

  $3.0 Million, 8% Shareholder Note Due 2018

        On July 27, 2012, the Company executed a Loan Commitment Letter with Kanis S.A., pursuant to which the Company issued a promissory note in the principal amount of $3.0 million, which bears interest at 8% per annum, payable quarterly in arrears. The promissory note was due on July 27, 2015. There is no prepayment penalty or premium, and the promissory note is unsecured. On November 11, 2014, the Company entered into a letter agreement with Kanis S.A., whereby Kanis S.A. agreed to amend the terms of this loan, such that the maturity date was extended to October 1, 2016. On October 7, 2015, the Company entered into a letter agreement with Kanis S.A., whereby Kanis S.A. agree to amend the terms of this loan, such that the maturity date was extended to October 1, 2018.

        In connection with the promissory note, dated July 27, 2012, the Company issued Kanis S.A. a warrant to acquire 45,000 shares of its common stock at $2.09 per share, a third of which becomes exercisable on the issuance date and each of the first and second anniversaries of the issuance date. This warrant expires on July 27, 2018. The Company did not receive any cash consideration for the issuance of this warrant, which was issued in reliance upon the private placement exemption provided by Regulation S. In connection with a letter agreement, dated November 11, 2014, the Company issued Kanis S.A. warrants to acquire 80,000 shares of its common stock at $1.75 per share. The relative estimated fair values of these warrant issuances represent a discount from the face amount of the loan which has been recorded as of the respective issuance dates. The discount is being amortized using the effective interest method over the remaining term of the loan. In connection with a letter agreement, dated October 7, 2015, the Company agreed to amend the terms of certain outstanding warrants issued to Kanis S.A. in order to (i) extend the expiration date until November 11, 2019 and, (ii) with respect to warrants to purchase up to 75,000 shares, in total, of the Company's common stock, reduce the exercise price to $1.75 per share. The impact of the warrant modifications, dated October 7, 2015, was not significant.

        For additional information on the warrants discussed within this Note, refer to Note 11, "Stockholders' Equity" and Note 12 "Warrants", respectively.

        Annual scheduled principal payments of debt based on earliest redemption date as of December 31, 2015 are (in thousands):

Years ending December 31:
2016	$3,663
2018	7,500

Total	$11,163

11. Stockholders' Equity

  Shelf Registration

        On May 15, 2012, the Company filed a Shelf Registration which was declared effective by the SEC on May 21, 2012. The Shelf Registration permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, including common stock, preferred stock, warrants to purchase common stock or preferred stock and units consisting of one or more shares of common stock, shares of preferred stock, warrants, or any combination of such securities. However, the

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

Company may not sell its securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of its public float in any 12-month period (unless the Company's public float rises to $75.0 million or more). The Shelf Registration was intended to provide the Company with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and the Company's capital needs.

        On May 19, 2015, the Company filed a Replacement Shelf registration statement on Form S-3 with the SEC to replace the existing Shelf Registration, which it was declared effective on November 17, 2015. The Replacement Shelf will permit the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, provided that the Company may not sell its securities in a primary offering pursuant to the Replacement Shelf or any other registration statement on Form S-3 with a value exceeding one-third of its public float in any 12-month period (unless the Company's public float rises to $75.0 million or more). The Replacement Shelf is intended to provide the Company with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and the Company's capital needs.

  April 2014 Offering

        On April 1, 2014, the Company entered into subscription agreements with certain investors who agreed to purchase an aggregate of 2,030,000 shares of the Company's common stock together with warrants to purchase up to 812,000 shares of common stock (the "April 2014 Offering"). This offering was made pursuant to the Company's Shelf Registration, and closed on April 4, 2014. The securities were sold in units consisting of one share of common stock and 0.4 of a warrant to purchase one share of common stock for a price of $3.40 per unit.

        The Company received gross proceeds of $6.9 million and net proceeds of $6.1 million after deducting placement agent fees and other offering expenses. The April 2014 Offering warrants are within the scope of ASC 815-40 and are required to be recorded as liabilities. Accordingly, of the $6.1 million in net proceeds, $4.6 million was allocated to the common stock and included in equity and $1.5 million was allocated to the warrant liability based on the fair value of the warrants on the issuance date. Additionally, $0.2 million of the placement agent fees and other offering costs were allocated to the warrants, based on the relative fair value of the April 2014 Offering warrants and the common stock on the issuance date, and was included in other income (expense), net in the accompanying statement of comprehensive loss for the year ended December 31, 2014. The Company used the net proceeds for general corporate purposes, including working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities, and to repay a portion of amounts outstanding under its line of credit.

  November 2014 Offering

        On November 4, 2014, the Company entered into subscription agreements with certain investors who agreed to purchase an aggregate of 1,385,000 shares of the Company's common stock, Series A Warrants to purchase up to an aggregate of 388,393 shares of common stock with an exercise price of $3.25 per share, for a combined purchase price of $2.80 per share and 0.28 of one Series A Warrant, and Series B Warrants to purchase up to an aggregate of 168,571 shares of common stock with an exercise price of $0.01 per share for a purchase price of $2.79 per Series B Warrant, pursuant to the Shelf Registration (the "November 2014 Offering").

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

        The Company received gross proceeds of $4.4 million and net proceeds of $3.8 million after deducting placement agent fees and other offering expenses. The November 2014 Offering warrants are within the scope of ASC 815-40 and are required to be recorded as liabilities. Accordingly, of the $3.8 million in net proceeds, $2.5 million was allocated to the common stock and included in equity and $1.3 million was allocated to the warrant liability based on the fair value of the warrants on the issuance date. Additionally, $0.1 million of the placement agent fees and other offering costs were allocated to the warrants, based on the relative fair value of the November 2014 Offering warrants and the common stock on the issuance date, and was included in other income (expense), net in the accompanying statement of comprehensive loss for the year ended December 31, 2014. The Company intends to use the net proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to its current business, although there are no present commitments or agreements for any such transactions.

  June 2015 Offering

        On June 2, 2015, the Company entered into an underwriting agreement with Cowen and Company, LLC, as the representative of the several underwriters identified therein, pursuant to which the Company agreed to offer and sell up to 2,500,000 units at a price to the public of $2.05 per unit (the "June 2015 Offering"). Each unit consisted of one share of common stock and 0.2 of a warrant to purchase one share of common stock. The June 2015 Offering warrants have an exercise price of $2.65 per share and can be exercised during the period commencing after six months and ending five and a half years from the date of issuance.

        The Company received gross proceeds of $5.1 million and net proceeds of $4.5 million after deducting the underwriting discounts and other offering expenses. The June 2015 Offering warrants are within the scope of ASC 815-40 and are required to be recorded as liabilities. Accordingly, of the $4.5 million in net proceeds, $3.7 million was allocated to the common stock and included in equity and $0.8 million was allocated to the warrant liability based on the fair value of the warrants on the issuance date. Additionally, $0.1 million of the underwriter discounts and other offering costs were allocated to the June 2015 Offering warrants, based on the relative fair value of the June 2015 Offering warrants and the common stock on the issuance date, and was included in other income (expense), net in the accompanying statements of comprehensive loss for the year ended December 31, 2015. The Company intends to use the net proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to its current business, although there are no present commitments or agreements for any such transactions.

  November 2015 Offering

        On November 23, 2015, the Company entered into a securities and purchase agreement with certain institutional investors (the "Purchasers") providing for the issuance and sale by the Company of 883,862 shares of the Company's common stock and Series B pre-funded warrants (the "Pre-Funded Warrants") to purchase an aggregate of 1,686,138 shares of its common stock. The offering price was $1.22 per share of common stock and the offering price for the Pre-Funded Warrant was $1.21 for each

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

to purchase one share of common stock. The Pre-Funded Warrants are immediately exercisable at an exercise price of $0.01 per share and expire two years from the date of issuance. In a concurrent private placement, the Company issued 0.3 of a Series A warrant to purchase one share of common stock for each share of common stock purchased or pre-funded through the Pre-Funded Warrants in the registered offering. Each whole Series A Warrant can be exercised for a share of Common Stock. The Series A Warrants cover, in the aggregate, 771,000 shares of common stock and become exercisable seven months following the date of issuance at an exercise price of $1.70 per share and expire five years from the date they become exercisable. In addition, in exchange for the surrender and cancellation for outstanding warrants to purchase 856,393 shares of common stock, with a weighted average exercise price of $3.19 per share, held by the Purchasers, the Company issued Series C-1, Series C-2 and Series C-3 warrants to purchase an aggregate of 856,393 shares of common stock which will become exercisable seven months following the date of issuance at an exercise price of $1.70 per share. Each Exchange Warrant will expire seven months from the expiration date set forth in the corresponding cancelled warrant. The transactions noted just above are collectively referred to as the "November 2015 Offering".

        The Company received gross proceeds of $3.1 million and net proceeds of $2.6 million after deducting placement agent fees and other offering expenses. Accordingly, of the $3.1 million in gross proceeds initially included in equity, $0.1 million of the offering costs were allocated to common stock, based on the relative fair value of the common stock and the November 2015 Offering warrants on the issuance date. The November 2015 Offering warrants are within the scope of ASC 815-40 and are required to be recorded as liabilities. Accordingly, $3.4 million was allocated to the warrant liability based on the fair value of the warrants on the issuance date. As the assigned fair values of the November 2015 Offering warrants were greater than the net cash proceeds allocated to common stock, the $0.4 million excess was treated as offering costs and included in other income (expense), net in the accompanying statements of comprehensive loss for the year ended December 31, 2015, along with the $0.4 million of offering costs allocated to the November 2015 Offering warrants. The Company intends to use the net proceeds for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities. The Company may also use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to its current business, although there are no present commitments or agreements for any such transactions.

  Other Issuances of Common Stock and Warrants

        In connection with a letter agreement, dated November 11, 2014, the Company issued Kanis S.A. warrants to acquire 80,000 shares of its common stock at $1.75 per share for a five year period. The Company did not receive any cash consideration for the issuance of this warrant, which was issued in reliance upon the private placement exemption provided by Regulation S. For additional information, refer to Note 10, "Debt".

        For additional information on the warrants discussed within this Note, refer to Note 12, "Warrants".

12. Warrants

        From time to time, the Company issues warrants to purchase its common stock. Warrants have been issued for consulting services, in connection with the Company's issuance of debt and sales of its

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

12. Warrants (Continued)

common stock. For additional information regarding the warrants discussed in this Note, refer to Note 10, "Debt" and Note 11 "Stockholders' Equity", respectively.

        Warrants activity is summarized as follows:

	Shares(1)	Weighted Average Exercise Price		Range of Exercise Prices
Outstanding at December 31, 2013	1,139,535	$1.68		$1.25 - $10.40
Issued	1,448,964	$3.32		$0.01 - $4.20
Exercised	(968,571)	$1.03		$0.01 - $1.25
Expired	(9,859)	$2.80		$2.80

Outstanding at December 31, 2014	1,610,069	$3.54		$1.25 - $10.40
Issued	2,957,138	$0.90		$0.01 - $2.65
Exchange warrants issued	856,393	$1.70		$1.70
Exchange warrants surrendered	(856,393)	$3.19		$2.65 - $4.20

Outstanding at December 31, 2015	4,567,207	$1.49	(2)	$0.01 - $4.50(2)

Exercisable at December 31, 2015	2,939,814	$1.37		$0.01 - $4.50

(1)
Outstanding and exercisable information includes 170,676 equity-classified warrants.

(2)
Includes the effects of repricing. Refer to the Warrant Liability discussion below for additional information.

  Warrant Classification

        The Company evaluated the following warrants on issuance and at each reporting date to determine proper classification as equity or as a liability.

Issuance
Date	Quantity	Key Considerations	Classification
April 2014	812,000	• Require settlement in registered shares	Liability
		• Cash payment provision for failure to timely deliver
November 2014	556,964	• Require settlement in registered shares	Liability
	(1)	• Cash payment provision for failure to timely deliver
November 2014	80,000	• Require settlement in registered shares	Liability
		• Include full-ratchet down-round price protection
June 2015	500,000	• Require settlement in registered shares	Liability
		• Cash payment provision for failure to timely deliver
November 2015	2,457,138	• Require settlement in registered shares	Liability
	(2)	• Cash payment provision for failure to timely deliver

(1)
Includes 388,393 Series A Warrants and 168,571 Series B Warrants.

(2)
Includes 771,000 Series A Warrants and 1,686,138 Series B Warrants.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

12. Warrants (Continued)

  Warrant Liability

        The Company's warrant liability is carried at fair value and is classified as Level 3 in the fair value hierarchy because the warrants are valued based on unobservable inputs.

        The Company determines the fair value of its warrant liability using the Black-Scholes option-pricing model unless the awards are subject to market conditions, in which case it uses a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that market conditions will be achieved. These models are dependent on several variables such as the instrument's expected term, expected strike price, expected risk-free interest rate over the expected term of the instrument, expected dividend yield rate over the expected term and the expected volatility. The expected strike price for warrants with full-ratchet down-round price protection is based on a weighted average probability analysis of the strike price changes expected during the term as a result of the full-ratchet down-round price protection.

        Due to the significant change in the Company following its business combination with Catalytic Solutions, Inc. (the "Merger"), CDTi's pre-Merger historical price volatility was initially not considered representative of expected volatility going forward. Therefore, for warrants with an expected term that required a volatility look-back that pre-dates the Merger, the Company used an estimate based upon a weighted average of implied and historical volatility of a portfolio of peer companies and CDTi's post-Merger historical volatility for the valuation of these warrants. For warrants with an expected term that does not require a volatility look-back that pre-dates the Merger, CDTi's post-Merger historical price volatility was considered representative of expected volatility going forward, and accordingly, only CDTi's historical volatility was used for the valuation of these warrants. The expected life is equal to the remaining contractual life of the warrants.

        The assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability for these warrants outstanding are as follows:

	December 31,
				Issued April 4, 2014
	2015(1)	2015	2014
Number of warrants	148,000	664,000	812,000	812,000
CDTi stock price	$0.94	$0.94	$1.81	$2.95
Strike price	$1.70	$4.20	$4.20	$4.20
Expected volatility(2)	96.7%	94.4%	86.6%	84.9%
Risk-free interest rate	1.6%	1.5%	1.6%	1.9%
Dividend yield	—	—	—	—
Expected life in years	4.4	3.8	4.8	5.5

(1)
Concurrent with the November 2015 offering, these warrants were exchanged for warrants with a different strike price and term.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

12. Warrants (Continued)

(2)
During 2015, the Company's Post-Merger historical volatility began to be considered representative of expected volatility for these warrants.

	December 31,		Issued November 4, 2014
	2015(1)	2014	Series A	Series B(2)
Number of warrants	388,393	388,393	388,393	168,571
CDTi stock price	$0.94	$1.81	$3.04	$3.04
Strike price	$1.70	$3.25	$3.25	$0.01
Expected volatility	96.6%	86.5%	87.1%	—
Risk-free interest rate	1.6%	1.6%	1.6%	—
Dividend yield	—	—	—	—
Expected life in years	4.4	4.9	5.0	—

(1)
Concurrent with the November 2015 offering, these warrants were exchanged for warrants with a different strike price and term.

(2)
Due to the $0.01 strike price, fair value equals CDTi stock price minus the strike price.

	December 31,
			Issued June 8, 2015
	2015(1)	2015
Number of warrants	320,000	180,000	500,000
CDTi stock price	$0.94	$0.94	$2.09
Strike price	$1.70	$2.65	$2.65
Expected volatility	110.3%	102.3%	114.6%
Risk-free interest rate	1.8%	1.7%	1.8%
Dividend yield	—	—	—
Expected life in years	5.5	4.9	5.5

(1)
Concurrent with the November 2015 offering, these warrants were exchanged for warrants with a different strike price and term.

	December 31, 2015		Issued November 27, 2015
	Series A	Series B(1)	Series A	Series B(1)
Number of warrants	771,000	1,686,138	771,000	1,686,138
CDTi stock price	$0.94	$0.94	$1.39	$1.39
Strike price	$1.70	$0.01	$1.70	$0.01
Expected volatility	96.6%	—	110.3%	—
Risk-free interest rate	1.8%	—	1.7%	—
Dividend yield	—	—	—	—
Expected life in years	5.5	—	5.6	—

(1)
Due to the $0.01 strike price, fair value equals CDTi stock price minus the strike price.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

12. Warrants (Continued)

        The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability for the following warrants, as of their respective issuance dates, are as follows:

	December 31,
	2015(1)	2015	2014
Number of warrants	94,000	65,000	159,000
CDTi stock price	$0.94	$0.94	$1.81
Strike price	$1.22	$1.25	$1.25
Expected volatility	95.5%	99.1%	103.6%
Risk-free interest rate	1.5%	1.2%	1.2%
Dividend yield	—	—	—
Expected life in years	3.9	2.5	3.5

(1)
Concurrent with the November 2015 offering, the strike price for these warrant were reset due, per the full-ratchet down-round price protection provision. In connection with a letter agreement, dated October 7, 2015, the Company agreed to amend the term of these warrants in order to extend the expiration date until November 11, 2019.

	December 31,
			Issued November 11, 2014
	2015	2014
Number of warrants	80,000	80,000	80,000
CDTi stock price	$0.94	$1.81	$2.46
Strike price(1)	$1.22	$1.75	$1.75
Expected volatility(2)	95.5%	77.0%	76.6%
Risk-free interest rate	1.5%	1.6%	1.7%
Dividend yield	—	—	—
Expected life in years	3.9	4.9	5.0

(1)
Concurrent with the November 2015 offering, the strike price for these warrants were reset, per the full-ratchet down-round price protection provision.

(2)
During 2015, the Company's Post-Merger historical volatility began to be considered representative of expected volatility for these warrants.

        The warrant liability, included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets, is re-measured at the end of each reporting period with changes in fair value recognized in other income (expense), net in the consolidated statements of comprehensive loss. Upon the exercise of a warrant that is classified as a liability, the fair value of the warrant exercised is re-measured on the exercise date and reclassified from warrant liability to additional paid-in capital.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

13. Stock-Based Compensation

        The Clean Diesel Technologies, Inc. Stock Incentive Plan (formerly known as the Clean Diesel Technologies, Inc. 1994 Incentive Plan), as amended (the "Plan"), provides for the awarding of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance awards, bonuses or other forms of share-based awards, or combinations of these to the Company's directors, officers, employees, consultants and advisors (except consultants or advisors in capital-raising transactions) as determined by the board of directors. At the Company's Annual Meeting of Shareholders held on May 23, 2012, the Company's shareholders approved certain amendments to the Plan, the most significant of which changed the Plan name, removed the evergreen provision and established a maximum number of 1.4 million shares to be reserved for issuance under the Plan, disallowed the repricing of outstanding stock options without shareholder approval, removed the ability to issue cash bonus awards under the Plan and modified the change in control provisions within the Plan. As of December 31, 2015, there were 203,202 shares available for future grants under the Plan.

        Total stock-based compensation expense was $0.8 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively.

  Stock Options

        Stock option activity is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2014	447,923	$8.74
Granted	974,424	$1.84
Cancelled	(137,483)	$3.77

Outstanding at December 31, 2015	1,284,864	$4.00	7.7	$—

Exercisable at December 31, 2015	456,776	$8.05	4.1	$—

        The aggregate intrinsic value represents the difference between the exercise price and the Company's closing stock price on the last trading day of the year.

        Stock options granted under the Plan typically expire ten years from the date of grant and are issued at a price equal to the fair market value of the underlying stock on the date of grant. The Company's board of directors may establish such vesting and other conditions with respect to options as it deems appropriate.

        The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The Company did not grant any stock options during the year ended December 31, 2014, and the

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

13. Stock-Based Compensation (Continued)

weighted-average assumptions and grant date fair value for the year ended December 31, 2015 were as follows:

Expected volatility	126.0%
Risk-free interest rate	1.7%
Dividend yield	—
Expected life in years	5.4
Weighted average grant date fair value	$1.52

        The expected term of the options has historically been based upon the historical term until exercise or expiration of all granted options. Due to the significant change in the Company following the Merger and significant change in the terms of the options granted, CDTI's pre-Merger historical exercise data was not considered to provide a reasonable basis for estimating the expected term for current option grants. As such, the expected term of stock options granted in 2015 was determined using the "simplified method" as allowed under ASC 718-10-S99, "Compensation—Stock Compensation: Overall: SEC Materials." The "simplified method" calculates the expected term as the average of the vesting term and original contractual term of the options. The expected volatility is based on the volatility of the Company over the corresponding expected term of the option. The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option. The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the future.

        Compensation costs for stock options that vest over time are recognized over the vesting period on a straight-line basis. As of December 31, 2015, the Company had $1.1 million of unrecognized compensation cost related to stock option grants that remained to be recognized over vesting periods. These costs are expected to be recognized over a weighted average period of 1.6 years.

  Restricted Stock Units

        RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	352,766	$2.35
Granted	122,120	$1.87
Vested	(262,689)	$2.34
Forfeited	(12,555)	$4.18

Nonvested units at December 31, 2015	199,642	$2.87

        As of December 31, 2015, the Company had approximately $0.3 million of unrecognized compensation expense related to RSUs, which will be recognized over a weighted average estimated remaining life of 1.0 years.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

14. Other Income (Expense), Net

        Other income (expense), net, consists of the following (in thousands):

	Years Ended December 31,
	2015	2014
Gain (loss) on change in fair value of liability-classified warrants	$2,617	$(506)
Offering costs	(833)	(293)
Income (loss) from unconsolidated affiliates	37	46
Foreign currency exchange gain	838	549
Other	5	30

Other income (expense), net	$2,664	$(174)

15. Income Taxes

        Income (loss) from continuing operations before income taxes include the following components (in thousands):

	Years Ended December 31,
	2015	2014
U.S.-based operations	$(7,770)	$(9,979)
Non U.S.-based operations	(1,051)	1,004

	$(8,821)	$(8,975)

        Income tax expense (benefit) attributable to loss from continuing operations is summarized as follows (in thousands):

	Current	Deferred	Total
Year ended December 31, 2015:
State and local	$4	—	$4
Foreign	(269)	(134)	(403)

Total	$(265)	$(134)	$(399)

Year ended December 31, 2014:
U.S. Federal	$4	—	$4
State and local	17	—	17
Foreign	444	(327)	117

Total	$465	$(327)	$138

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        Income taxes attributable to loss from continuing operations differ from the amounts computed by applying the U.S. federal statutory rate of 34% to loss from continuing operations before income taxes as shown below (in thousands):

	Years Ended December 31,
	2015	2014
Expected tax benefit	$(2,999)	$(3,052)
Net tax effects of:
Foreign tax rate differential	167	(214)
State taxes, net of federal benefit	(602)	(381)
Return to provision adjustment	(619)	(579)
Research and other credits	(59)	(92)
Permanent difference on Convertible Notes and warrants	(589)	277
Expiring net operating loss carryforwards	—	2,441
Other	52	175
Change in deferred tax asset valuation allowance	4,250	1,563

	$(399)	$138

        Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Research and development credits	$2,763	$2,054
Other credits	487	378
Operating loss carry forwards	17,249	13,974
Inventories	254	282
Allowance for doubtful accounts	116	321
Depreciation	382	400
Deferred research and development expenses for income tax	240	327
Non-cash compensation	1,120	1,176
Other	921	410

Total gross deferred tax assets	23,532	19,322
Valuation allowance	(23,091)	(18,856)

Net deferred tax assets	$441	$466

Deferred tax liabilities:
Other identifiable intangible assets	$(634)	$(825)

Total gross deferred tax liabilities	(634)	(825)

Net deferred tax liabilities	$(193)	$(359)

        The Company had approximately $43.0 million and $27.7 million of federal and state income tax net operating loss carryforwards at December 31, 2015, respectively. The foreign net operating losses

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

can be carried forward indefinitely. Future utilization of the federal and state net operating losses and credit carryforwards is subject to a substantial annual limitation due to ownership change limitations as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state limitations.

        The Company performed a study to evaluate the status of net operating loss carryforwards as a result of the ownership change from the Merger. The results of the study provided that the merger caused an "ownership change" of the Company as defined for U.S. federal income tax purposes as of the date of the merger. The "ownership change" will significantly limit the use of the Company's net operating losses and credits in future tax years. Of the $43.0 million federal loss carryforwards approximately $4.9 million of the loss will be subject to an annual limitation of $0.4 million within the next 5 years and $0.2 million for the following 15 years. The federal net operating loss carryforwards will expire in fiscal year 2035. As a result of the "ownership change" the federal research and development credits have been limited and based on the limitation the Company does not anticipate being able to use any of these credits that existed as of the date of the Merger in future tax years. However, the Company has approximately $0.7 million in research and development credits post-Merger which is not subject to any limitation. Of the $27.7 million of state net operating loss carryforwards approximately $1.4 million of the loss will be subject to an annual limitation of $0.1 for the next 20 years. The state net operating loss carryforwards will expire in fiscal year 2035. The Company has state research and development credits of $3.1 million. Since the state credits have an indefinite life, the Company did not write them off even though it is also limited under Section 383. The Company has a full valuation allowance against the related deferred tax assets for its U.S. and U.K. entities as it is more likely than not that they will not be realized by the Company.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        The following changes occurred in the amount of unrecognized tax benefits including related interest and penalties (in thousands):

	Years Ended December 31,
	2015	2014
Balance at beginning of year	$683	$543
Additions for current year tax provisions	32	140
Reduction for prior year tax provisions	(81)	—

Balance at end of year	$634	$683

        If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. As of December 31, 2015 and 2014, the Company had $0.1 million and $0.2 million, respectively, accrued for payment of interest and penalties related to unrecognized tax benefits.

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

Open Tax Years
United States—Federal	2012 - 2015
United States—State	2011 - 2015
Canada	2010 - 2015
Sweden	2013 - 2015
United Kingdom	2011 - 2015

16. Equity Investments

  Pirelli Joint Venture

        On February 19, 2013, the Company entered into a joint venture agreement (the "Joint Venture Agreement") with Pirelli & C. Ambiente SpA ("Pirelli") to form a joint venture entity, Eco Emission Enterprise Srl under the laws of Italy (the "Joint Venture"). The Joint Venture Agreement provided that the Company and Pirelli each held 50% of the total issued share capital of the Joint Venture. The Company accounted for its investment in the Joint Venture using the equity method.

        On November 8, 2013, as a result of slower than anticipated progress in achieving sales objectives initially established for the Joint Venture, the Company and Pirelli agreed to voluntarily dissolve the Joint Venture in accordance with the Joint Venture Agreement. The dissolution was finalized in April 2014, and the majority of the Company's investment balance of $0.1 million was received at that time, with a small balance to be collected following the receipt of value added tax due from the Swedish and Italian governments.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

16. Equity Investments (Continued)

  TCC Investment

        In February 2008, the Company entered into an agreement with Tanaka Holdings Co., Ltd. (formerly Tanaka Holdings K.K.), a Japanese company, which, together with its subsidiary Tanaka Kikinzoku Kogyo K.K., is referred to herein as TKK, to form a new joint venture company, TC Catalyst, Inc. ("TCC"), a Japanese corporation. The joint venture is part of the Catalyst division. The Company entered the joint venture in order to improve its presence in Japan and Asia and strengthen its business flow into the Asian market. Initially, the Company and TKK each owned 50% of TCC, and it ownership.

        In December 2008, the Company sold shares in TCC to TKK reducing its ownership to 30% and also sold to TKK certain intellectual property and associated rights in various countries in Asia (the "Territory") related to heavy duty catalysts used in commercial vehicles and applications. In December 2009, the Company sold to TKK certain intellectual property and associated rights in the Territory related to three-way catalysts, including low-platinum group metal ("PGM") catalysts, for non-commercial light vehicles and zero-PGM three-way catalysts for heavy duty commercial vehicles and applications and non-commercial light vehicles. As part of the transaction, the Company also sold shares in TCC, which reduced its ownership in the joint venture to 5%. The Company remains contractually obligated to fund its portion of the losses of the joint venture based on its ownership percentage, and it has also agreed not to compete in the Territory with TKK or TCC in connection with heavy duty commercial vehicles and applications and light duty vehicles.

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

        The Company's investment in TCC is accounted for using the equity method as the Company still has significant influence over TCC as a result of having a seat on TCC's board and due to the technological interdependence between TCC and the Company. The Company's share of income and losses of TCC for the periods presented in this report are not significant.

17. Commitments and Contingencies

  Lease Commitments

        The Company leases certain equipment and facilities under operating leases that expire through 2020. The Company recognizes its minimum lease payments, including escalation clauses, on a straight-line basis over the minimum lease term of the lease. Rent expense was $0.9 million and $1.0 million during the years ended December 31, 2015 and 2014, respectively.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies (Continued)

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015 are (in thousands):

Years ending December 31:
2016	$353
2017	349
2018	300
2019	2
2020 and thereafter	1

Total minimum lease payments	$1,005

  California Air Resources Board ("CARB")

        By email dated June 26, 2015, CARB asserted the Company had deficiencies in compliance with the Verification Procedure, Aftermarket Parts Regulations and the Vehicle Code. The initial penalty calculated by CARB for these alleged violations was $1.8 million, with the largest component relating to the use of empty center bodies to allow trucks to be placed back in service while warranty claims are being evaluated. This process is now explicitly permitted by regulation, but was not permitted at the time of the alleged violation. Although the Company disagreed, and continues to disagree, with CARB's findings, the Company has cooperated with CARB's investigation and is discussing with CARB whether and to what extent the payment of monetary penalties would be appropriate. After review and evaluation of CARB's findings and publicly available CARB settlements for similar matters, the Company has accrued an expense of less than $0.1 million as of December 31, 2015 for a proposed settlement provided to CARB to resolve this matter. During 2016, CARB responded to the Company's proposed settlement with a counter-proposal of $0.8 million by cutting certain components of their initial penalty in half and reducing certain penalties. The Company is currently evaluating CARB's recent counter-proposal and other relevant information, and an additional accrual may be recorded upon the completion of the Company's current evaluation later in 2016. In the event that a mutually satisfactory agreement cannot be reached, the Company plans to defend any formal action taken by CARB.

        For information related to commitments and contingencies related to AUS, a former subsidiary of the Company that was sold in 2009, refer to Note 19, "Discontinued Operations".

        In addition to the foregoing, the Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of December 31, 2015, nor is it possible to estimate what litigation-related costs will be in the future.

18. Segment Reporting

        Although the Company is transitioning its business from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

18. Segment Reporting (Continued)

technology provider for these markets, this transition has not yet affected the Company's current reportable segments. Currently, the Company has two business division segments based on the products it delivers:

        Catalyst division—The Catalyst division develops and produces catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of costly PGMs to operate effectively. Using its proprietary mixed-phase catalyst, or MPC®, technology, the Catalyst division has developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no PGM content. It has recently developed a new generation of catalyst technologies, which the Company believes will enable further advances in catalyst performance and further reductions in PGM usage. Since 2001, the Catalyst division has supplied over twelve million catalyst parts to light duty vehicle OEM customers. The Catalyst division is also a supplier of products for the Company's Heavy Duty Diesel Systems division. Intersegment revenues are based on market prices.

        Heavy Duty Diesel Systems division—The Heavy Duty Diesel Systems division designs and manufactures exhaust emissions control solutions for a wide range of heavy duty diesel applications. It offers a full range of DuraFit™ OEM replacement diesel particulate filters (DPFs) and diesel oxidation catalysts (DOCs), and products for the verified retrofit and non-retrofit OEM markets through its distribution/dealer network and direct sales. The Company believes that its Heavy Duty Diesel Systems division offers one of the industry's most comprehensive portfolios of emissions control systems for use in engine retrofit programs that have been evaluated and verified as compliant with applicable state and federal regulations, as well as regulations imposed by several European countries. The Company has received certification from the Verification of Emission Reduction Technologies Association (VERT) for our Purifilter® exhaust gas recirculation (EGR) diesel particulate filter system, which expands its retrofit market opportunities into South America and other international locations. Sales of emissions control systems by the Heavy Duty Diesel Systems division are driven by the regulation of diesel emissions, particularly in the State of California.

        Corporate—Corporate includes cost for personnel, insurance and public company expenses such as legal, audit and taxes that are not allocated down to the operating divisions.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

18. Segment Reporting (Continued)

        Summarized financial information for the Company's reportable segments is as follows (in thousands):

	Years Ended December 31,
	2015	2014
Net sales
Catalyst	$26,224	$23,772
Heavy Duty Diesel Systems	16,664	19,577
Eliminations(1)	(3,150)	(2,118)

Total	$39,738	$41,231

Income (loss) from operations
Catalyst	$(1,612)	$(775)
Heavy Duty Diesel Systems	(1,699)	183
Corporate	(6,780)	(6,894)
Eliminations	(228)	(139)

Total	$(10,319)	$(7,625)

Depreciation and amortization
Catalyst	$170	$135
Heavy Duty Diesel Systems	754	872

Total	$924	$1,007

Capital expenditures
Catalyst	$644	$338
Heavy Duty Diesel Systems	17	116

Total	$661	$454

(1)
Elimination of Catalyst revenue related to sales to Heavy Duty Diesel Systems.

	December 31,
	2015	2014
Total assets
Catalyst	$44,457	$43,333
Heavy Duty Diesel Systems	43,580	40,552
Eliminations	(62,935)	(56,228)

Total	$25,102	$27,657

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

18. Segment Reporting (Continued)

        Net sales by geographic region based on location of sales organization is as follows (in thousands):

	Years Ended December 31,
	2015	2014
United States	$24,323	$22,678
Canada	12,143	14,300
Europe	3,272	4,253

Total international	15,415	18,553

Total revenues	$39,738	$41,231

        Net fixed assets and total assets by geographic region as of December 31, 2015 and 2014 is as follows (in thousands):

	Fixed Assets		Total Assets
	2015	2014	2015	2014
United States	$1,247	$723	$11,266	$14,618
Canada	290	632	11,641	10,394
Europe	1	2	2,195	2,645

Total international	291	634	13,836	13,039

Total	$1,538	$1,357	$25,102	$27,657

19. Discontinued Operations

  The Reno Business

        On October 20, 2014, the Company completed the sale of its Reno Business for $1.3 million in cash. The net assets held for sale of the Reno Business were eliminated from the Company's balance sheet as of the sale date, and the Company recognized a gain of $0.2 million. Historically, the Reno Business was a component of the Company's Heavy Duty Diesel Systems division. In presenting discontinued operations, general corporate overhead expenses that were historically allocated to the Reno Business for segment presentation purposes were not included in discontinued operations.

  Applied Utility Systems, Inc.

        The Company is undergoing a sales and use tax audit by the State of California (the "State") on AUS for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.5 million, inclusive of interest. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State. On August 12, 2013, the Company appeared at an appeals conference with the State Board of Equalization ("BOE"). On July 21, 2014, the Company received a Decision and Recommendation ("D&R") from the BOE. The

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

19. Discontinued Operations (Continued)

D&R's conclusion was that the basis for the calculation of the aforementioned $1.5 million tax due should be reduced from $12.2 million to $9.0 million with a commensurate reduction in the tax owed to the State. Regardless of this finding, the Company continues to believe that it will prevail in this matter, as it believes that the State did not adequately address the legal arguments related to the Company's acceptance of the valid resale certificate from its customer. The Company has not agreed to these findings, and therefore, it will be appealing at a higher level at the BOE. Based on a re-audit, the BOE lowered the tax due to $0.9 million, inclusive of interest. The Company continues to disagree with these findings based on the aforementioned reasons. However, in October 2015, the Company offered to settle this case for $0.1 million, which is based on the expected cost of continuing to contest this audit. Accordingly, an accrual was charged to discontinued operations during the year ended December 31, 2015 for the recent offer to settle this case. Should the Company not prevail with the recent offer to settle this case, it plans to continue with the appeals process. Further, should the Company not prevail in this case, it will pursue reimbursement from the customer for all assessments from the State.

        On November 15, 2013, BP Products North America ("BP") instituted claims against Johnson Matthey ("JM") as the parent company of and purchaser of Applied Utility Systems, Inc. ("AUS"), a former subsidiary of the Company. On May 12, 2010, JM tendered to the Company a claim for indemnification under the Asset Purchase Agreement dated October 1, 2009 (the "Asset Purchase Agreement") among JM, the Company and AUS. On June 11, 2013, BP, JM and the Company entered into a settlement agreement and mutual release pursuant to which they settled all claims. This settlement agreement had no material impact on the Company. Under the indemnification clauses of the Asset Purchase Agreement, the Company may be liable for legal expenses incurred by JM. These legal costs may be offset against funds withheld by JM from the acquisition of AUS.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (Continued)

19. Discontinued Operations (Continued)

        The following table presents revenue and expense information for discontinued operations (in thousands):

	Years Ended December 31,
	2015	2014
Revenue	$—	$2,986
Expenses(1)	(112)	(3,381)
Gain on sale of the Reno Business	—	172

Net loss from discontinued operations	$(112)	$(223)

(1)
Includes accruals and related costs of $0.5 million during the year ended December 31, 2014, to increase the Company's estimated liability to settle its ongoing indemnification matters with JM associated with the sale of AUS in 2009.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1		Asset Purchase Agreement, dated as of October 20, 2014, between Clean Diesel Technologies, Inc., ECS Holdings, Inc., Engine Control Systems Ltd., and SES USA Inc. (incorporated by reference to Exhibit 2.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on October 21, 2014).
3.1	*	Composite Certificate of Incorporation of Clean Diesel Technologies, Inc.
3.2
By-Laws of Clean Diesel Technologies, Inc. as amended through November 6, 2008 (incorporated by reference to Exhibit 3.1 to CDTi's Quarterly Report on Form 10-Q (SEC file number 001-33710) filed on November 10, 2008).
4.1
Specimen of Certificate for Clean Diesel Technologies, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to CDTi's Post-Effective Amendment No. 1 to Form S-4 on Form S-3 (SEC file number 333-166865) filed on November 10, 2010).
4.2		Form of Investor Warrant issued on July 3, 2013 (incorporated by reference to Exhibit 4.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on July 3, 2013).
4.3		Form of Investor Warrant issued on April 4, 2014 (incorporated by reference to Exhibit 4.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on April 1, 2014).
4.4		Form of Investor Series A Warrant issued on November 7, 2014 (incorporated by reference to Exhibit 4.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on November 4, 2014).
4.5		Form of Investor Series B Warrant issued on November 7, 2014 (incorporated by reference to Exhibit 4.2 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on November 4, 2014).
4.6		Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on November 23, 2015).
4.7		Form of Series B Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on November 23, 2015).
4.8		Form of Series C-1 Warrant (incorporated by reference to Exhibit 4.3(a) to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on November 23, 2015).
4.9		Form of Series C-2 Warrant (incorporated by reference to Exhibit 4.3(b) to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on November 23, 2015).
4.10		Form of Series C-3 Warrant (incorporated by reference to Exhibit 4.3(c) to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on November 23, 2015).
10.1
Joint Research Agreement on Zero Precious Group Metal Catalyst, dated June 8, 2010, between Honda R&D Co., Ltd. and Catalytic Solutions, Inc. and extended by the Memorandum of Joint Research Agreement on Zero Precious Group Metal Catalyst, dated April 1, 2012, between Honda R&D Co., Ltd. and Catalytic Solutions, Inc. (incorporated by reference to Exhibit 10.1 to CDTi's Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014).
10.2
Loan Commitment Letter, dated December 30, 2010, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on January 5, 2011).

Exhibit No.	Description of Exhibit
10.3	Form of Promissory Note, dated December 30, 2010, issued to Kanis S.A. in an initial aggregate principal amount of $1,500,000 (incorporated by reference to Schedule A to Loan Commitment Letter filed as Exhibit 10.1 to CDTi's current report on Form 8-K (SEC file number 001-33710) filed on January 5, 2011).
10.4
Amendment of Clean Diesel Technologies, Inc.'s Loan Agreement, dated December 30, 2010, between Kanis S.A. and Clean Diesel Technologies, Inc., dated January 30, 2013 (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on February 1, 2013).
10.5	Letter Agreement with Kanis S.A. dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on June 28, 2013).
10.6	Form of Warrant issued to Kanis S.A., dated February 16, 2012 (incorporated by reference to Exhibit 10.2 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on February 17, 2012).
10.7	Warrant issued to Kanis S.A., dated July 3, 2013 (incorporated by reference to Exhibit 99.2 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on July 3, 2013).
10.8
Subordinated Convertible Notes Commitment Letter, dated April 11, 2011, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on April 13, 2011).
10.9
Form of 8% Subordinated Convertible Promissory Note, dated April 11, 2011, issued to Kanis S.A. in the initial aggregate principal amount of $3,000,000 (included as Schedule B to Subordinated Convertible Notes Commitment Letter filed as Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on April 13, 2011).
10.10
Amendment of 8% Subordinated Convertible Promissory Note between Clean Diesel Technologies, Inc. and Kanis S.A., dated February 16, 2012 (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on February 17, 2012).
10.11
Second Amendment of 8% Convertible Promissory Note, dated July 27, 2012, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.3 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on August 2, 2012).
10.12
Letter Agreement, dated January 30, 2013, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.2 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on February 1, 2013).
10.13
Letter Agreement, dated March 21, 2014, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on March 27, 2014).
10.14
Loan Commitment Letter, dated July 27, 2012, between Kanis S.A. and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on August 2, 2012).

Exhibit No.	Description of Exhibit
10.15	Form of Promissory Note, dated July 27, 2012, issued to Kanis S.A., in the initial aggregate principal amount of $3,000,000 (incorporated by reference to Exhibit 10.2 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on August 2, 2012).
10.16	Form of Warrant issued to Kanis S.A., dated July 27, 2012 (incorporated by reference to Exhibit 10.4 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on August 2, 2012).
10.17
Letter Agreement dated November 11, 2014 between Clean Diesel Technologies, Inc. and Kanis S.A. (incorporated by reference to Exhibit 10.17 to CDTi's Current Report on Form 10-K (SEC file number 001-33710) filed on March 18, 2015).
10.18	Form of Warrant, dated November 11, 2014, issued to Kanis S.A. (incorporated by reference to Exhibit 10.18 to CDTi's Current Report on Form 10-K (SEC file number 001-33710) filed on March 18, 2015).
10.19
Form of Agreement of Sale of Accounts and Security Agreement, dated February 14, 2011 between Faunus Group International, Inc., on the one hand, and Clean Diesel Technologies, Inc. and certain of its subsidiaries, on the other hand (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on February 16, 2011), as amended by the Omnibus Amendment to Sale of Accounts and Security Agreements and Guaranty Agreement dated August 15, 2012, among Clean Diesel Technologies, Inc., certain of its subsidiaries and Faunus Group International, Inc. (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on August 21, 2012), and as further amended by the Agreement, dated October 15, 2014, between Engine Control Systems Ltd. and Faunus Group International, Inc. (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on October 21, 2014).
10.20
Form of Agreement Guaranty, dated February 14, 2011 between Faunus Group International, Inc. and Clean Diesel Technologies, Inc., Clean Diesel International LLC, Catalytic Solutions, Inc., Engine Control Systems, Ltd., Engine Control Systems Limited, Clean Diesel Technologies Limited, Engine Control Systems Europe AB, ECS Holdings, Inc., Catalytic Solutions Holdings, Inc. and CSI Aliso, Inc. (incorporated by reference to Exhibit 10.2 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on February 16, 2011) as amended by the Omnibus Amendment to Sale of Accounts and Security Agreements and Guaranty Agreement dated August 15, 2012, among Clean Diesel Technologies, Inc., certain of its subsidiaries and Faunus Group International, Inc. (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on August 21, 2012).
10.21
Form of Warrant issued on July 5, 2011 to the underwriters named in the Underwriting Agreement, dated June 28, 2011, by and among Clean Diesel Technologies, Inc., the selling stockholders named therein, and Roth Capital Partners, LLC, as the representative of the underwriters (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on July 1, 2011).
10.22
Joint Venture Agreement, dated February 19, 2013, between Pirelli & C. Ambiente SpA and Clean Diesel Technologies, Inc. (certain portions of the agreement have been redacted and filed separately with the SEC pursuant to a request for confidential treatment, which has been granted) (incorporated by reference to Exhibit 10.1 to CDTi's Amendment No. 2 to Current Report on Form 8-K (SEC file number 001-33710) filed on May 16, 2013).

Exhibit No.	Description of Exhibit
10.23	Eco Emission Enterprise srl Liquidation letter, dated November 21, 2013, between Pirelli & C. Ambiente SpA and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.16 to CDTi's Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014).
10.24	Letter Agreement with Derek Gray dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on June 28, 2013).
10.25	Form of Underwriter Warrant (incorporated by reference to Exhibit 99.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on July 3, 2013).
10.26†
Employment Agreement dated March 25, 2014, between Pedro J. Lopez-Baldrich and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on March 27, 2014).
10.27†
Employment Agreement dated March 25, 2014, between Christopher J. Harris and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.22 to CDTi's Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014), as amended and superseded by the Amended and Restated Employment Agreement, dated December 22, 2014, between Clean Diesel Technologies, Inc. and Christopher J. Harris (incorporated by reference to Exhibit 10.2 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on December 23, 2014).
10.28†
Employment Agreement dated March 8, 2012, between R. Craig Breese and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.21 to CDTi's Annual Report on Form 10-K (SEC file number 001-33710) filed on March 29, 2012).
10.29†
Separation Agreement and Release dated January 24, 2014, between R. Craig Breese and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.24 to CDTi's Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014).
10.30†
Employment Agreement, dated May 2, 2012, between Nikhil A. Mehta and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on May 7, 2012).
10.31†
Separation Agreement and Release, dated July 31, 2014, between Nikhil A. Mehta and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on July 31, 2014).
10.32†
Employment Agreement, dated October 17, 2006, between Stephen J. Golden, Ph.D., and CSI (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to CDTi's Registration Statement on Form S-4/A (SEC file number 001-33710) filed on August 30, 2010).
10.33†	Stock Incentive Plan as amended through May 20, 2015 (incorporated by reference to Appendix A to CDTi's Definitive Proxy Statement (SEC file number 001-33710) filed on April 2, 2015).
10.34†	Form of U.S. Participant Notice of Grant of Stock Option and Agreement (incorporated by reference to Exhibit 10.3 to CDTi's Form 10-Q (SEC file number 001-33710) filed on August 9, 2012).
10.35†	Form of Non-U.S. Participant Notice of Grant of Stock Option and Agreement (incorporated by reference to Exhibit 10.4 to CDTi's Form 10-Q (SEC file number 001-33710) filed on August 9, 2012).

Exhibit No.	Description of Exhibit
10.36†	Form of Non-Employee Director Notice of Grant of Stock Option and Agreement (incorporated by reference to Exhibit 10.5 to CDTi's Form 10-Q (SEC file number 001-33710) filed on August 9, 2012).
10.37†	Form of U.S. Participant Notice of Grant of Restricted Share Units and Agreement (incorporated by reference to Exhibit 10.6 to CDTi's Form 10-Q (SEC file number 001-33710) filed on August 9, 2012).
10.38†
Form of Non-U.S. Participant Notice of Grant of Restricted Share Units and Agreement (incorporated by reference to Exhibit 10.7 to CDTi's Form 10-Q (SEC file number 001-33710) filed on August 9, 2012).
10.39†	Management Short Term Incentive Plan (incorporated by reference to Exhibit 10.3 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on June 13, 2011).
10.40†	Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on December 18, 2012).
10.41
Second Purchase and Sale Agreement, dated December 18, 2009, between Tanaka Kikinzoku Kogyo K.K. and Catalytic Solutions, Inc. (incorporated by reference to Exhibit 10.37 to CDTi's Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014).
10.42
Purchase and Sale Agreement and the Amendment to Purchase and Sale Agreement, each dated December 22, 2008, between Tanaka Kikinzoku Kogyo K.K. and Catalytic Solutions, Inc. (incorporated by reference to Exhibit 10.38 to CDTi's Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014).
10.43
New Shareholders Agreement, dated December 18, 2009, between Tanaka Holdings Co., Ltd. (formerly Tanaka Holdings K.K.), Tanaka Kikinzoku Kogyo K.K., Catalytic Solutions, Inc. and TC Catalyst, Inc. (incorporated by reference to Exhibit 10.39 to CDTi's Annual Report on Form 10-K (SEC file number 001-33710) filed on March 31, 2014).
10.44
TKK-CDTi Addendum Agreement, dated March 13, 2015, between Tanaka Holdings Co., Ltd., Tanaka Kikinzoku Kogyo K.K., TC Catalyst, Inc. and Catalytic Solutions, Inc. (incorporated by reference to Exhibit 10.44 to CDTi's Annual Report on Form 10-K (SEC file number 001-33710) filed on March 18, 2015).
10.45
Form of Subscription Agreement, dated April 1, 2014, between the Company and the investors in the offering (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on April 1, 2014).
10.46
Confidential Settlement Agreement and General Release, dated March 13, 2014, between Ann B. Ruple and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.2 to CDTi's Form 10-Q (SEC file number 001-33710) filed on May 8, 2014).
10.47
Form of Subscription Agreement, dated November 4, 2014, between the Company and the investors in the offering. (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on November 4, 2014).
10.48
Placement Agent Agreement, dated November 4, 2014, between the Company and Cowen and Company, LLC. (incorporated by reference to Exhibit 10.2 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on November 4, 2014).
10.49†
Employment Agreement, dated December 22, 2014, between Clean Diesel Technologies, Inc. and David E. Shea (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on December 23, 2014).

Exhibit No.		Description of Exhibit
10.50		Placement Agent Agreement, dated April 1, 2014, between Clean Diesel Technologies, Inc., Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.2 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on April 1, 2014).
10.51
Placement Agent Agreement, dated November 4, 2014, between the Company and Cowen and Company, LLC. (incorporated by reference to Exhibit 10.2 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on November 4, 2014).
10.52†
Employment Agreement, dated December 22, 2014, between Clean Diesel Technologies, Inc. and David E. Shea (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on December 23, 2014).
10.53
Placement Agent Agreement, dated April 1, 2014, between Clean Diesel Technologies, Inc., Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.2 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on April 1, 2014).
10.54
North American Purchase and Sale Agreement, dated June 5, 2015, between Honda North America and each of the other Honda Companies named in the Agreement and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.2 to CDTi's Quarterly Report on Form 10-Q (SEC file number 001-33710) filed on August 6, 2015).
10.55
Employment Agreement, dated July 27, 2015, between Hans Eric Bippus and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.3 CDTi's Quarterly Report on Form 10-Q (SEC file number 001-33710) filed on August 6, 2015).
10.56
Employment Agreement, dated October 22, 2015, between Matthew Beale and Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 10.3 CDTi's Quarterly Report on Form 10-Q (SEC file number 001-33710) filed on November 13, 2015).
10.57
Letter Agreement dated October 7, 2015 between Clean Diesel Technologies, Inc. and Kanis S.A. (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on October 13, 2015).
10.58
Placement Agent Agreement, dated November 23, 2015, by and between Clean Diesel Technologies, Inc. and Oppenheimer & Co., Inc., as Representative of the Several Placement Agents Named Therein (incorporated by reference to Exhibit 10.1 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on November 23, 2015).
10.59
Securities Purchase Agreement, dated November 23, 2015, by and among Clean Diesel Technologies, Inc. and the Purchasers set forth therein (incorporated by reference to Exhibit 10.2 to CDTi's Current Report on Form 8-K (SEC file number 001-33710) filed on November 23, 2015).
10.60	*†	Separation Agreement and Release, dated December 11, 2015, by and between Clean Diesel Technologies, Inc. and Christopher Harris.
10.61	*†	Separation Agreement and Release, dated December 11, 2015, by and between Clean Diesel Technologies, Inc. and Pedro Lopez-Baldrich.
10.62	*†	Addendum to Employment Agreement, dated March 29, 2016, between Clean Diesel Technologies, Inc. and Matthew Beale.
10.63	*†	Addendum to Employment Agreement, dated March 29, 2016, between Clean Diesel Technologies, Inc. and Stephen J. Golden, Ph.D.
10.64	*†	Addendum to Employment Agreement, dated March 29, 2016, between Clean Diesel Technologies, Inc. and Hans Eric Bippus.

Exhibit No.		Description of Exhibit
10.65	*†	Addendum to Employment Agreement, dated March 29, 2016, between Clean Diesel Technologies, Inc. and David E. Shea.
21	*	Subsidiaries of Clean Diesel Technologies, Inc.
23	*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	*	Certification of Christopher J. Harris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of David E. Shea pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Filed herewith

**
Furnished herewith.

†
Indicates a management contract or compensatory plan or arrangement