Form 10-Q
period 2016-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2016-05-13
CIK 949428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 6, 2016, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 19,483,790.

CLEAN DIESEL TECHNOLOGIES, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report on Form 10-Q, the terms “CDTi” or the “Company” or “we,” “our” and “us” refer to Clean Diesel Technologies, Inc. and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties, as well as assumptions, which could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements generally are identified by the words “may,” “will,” “project,” “might,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “should,” “could,” “would,” “strategy,” “plan,” “continue,” “pursue,” or the negative of these words or other words or expressions of similar meaning. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. These forward-looking statements are based on information available to us, are current only as of the date on which the statements are made, and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. For examples of such risks and uncertainties, please refer to the discussion under the caption “Risk Factors” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 and our other filings with the SEC, including without limitation the following:

•                  We have limited cash and experience negative cash flows from operations, and need to raise additional capital to sustain our operations. If we are unable to raise additional capital, we may be forced to seek to reorganize under bankruptcy laws or liquidate. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern;

•                  If we are forced to seek reorganization under bankruptcy laws, there can be no assurance that we will be successful or that we will emerge as a going concern;

•                  We require additional working capital to maintain our operations in the form of funding from outside sources which may be limited, difficult to obtain, or unavailable on acceptable terms or not available at all, or in the case of an offering of common stock or securities convertible into or exercisable for common stock, may result in dilution to our existing stockholders;

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

•                  Currently, we derive the majority of our revenue from our catalyst coating business with Honda. We anticipate that our supply of coated catalysts to Honda will begin to significantly decline in the second half of 2017, as certain current vehicle models are phased out. Accordingly, it will be critical that our advanced materials strategy produces revenue with new customers, which may include Honda directly or indirectly, to replace those from our current catalyst coating business. In addition, we have an expired agreement with Honda that may limit our rights to commercialize certain technology within the scope of that agreement and adversely affect the ability to license certain technology;

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

•                  We face constant changes in governmental standards by which our products are evaluated as well as competition and technological advances by competitors; and

•                  We could be delisted from NASDAQ, which could seriously harm the liquidity of our stock and our ability to raise capital.

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

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$1,596	$2,958
Accounts receivable, net	5,469	4,255
Inventories	7,329	7,918
Prepaid expenses and other current assets	1,790	1,568
Total current assets	16,184	16,699
Property and equipment, net	1,624	1,538
Intangible assets, net	1,871	1,901
Goodwill	4,825	4,659
Other assets	323	305
Total assets	$24,827	$25,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,109	$3,513
Accounts payable	5,988	5,012
Accrued expenses and other current liabilities	7,261	7,854
Income taxes payable	600	534
Total current liabilities	17,958	16,913
Shareholder notes payable	7,568	7,559
Deferred tax liability	212	193
Total liabilities	25,738	24,665
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share: authorized 100,000;
no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 99,900,000 and 24,000,000 at March 31, 2016 and December 31, 2015, respectively; issued and outstanding 18,751,244 and 17,797,652 shares at March 31, 2016 and December 31, 2015, respectively	188	178
Additional paid-in capital	206,385	205,235
Accumulated other comprehensive loss	(5,124)	(5,387)
Accumulated deficit	(202,360)	(199,589)
Total stockholders’ equity (deficit)	(911)	437
Total liabilities and stockholders’ equity (deficit)	$24,827	$25,102

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$9,746	$10,341
Cost of revenues	7,009	7,523
Gross profit	2,737	2,818
Operating expenses:
Selling, general and administrative	3,400	3,407
Research and development	1,762	2,119
Severance and other charges	792	6
Total operating expenses	5,954	5,532
Loss from operations	(3,217)	(2,714)
Other income (expense):
Interest expense	(392)	(276)
Other income, net	416	118
Total other income (expense)	24	(158)
Loss before income taxes	(3,193)	(2,872)
Income tax expense (benefit)	(422)	157
Net loss	(2,771)	(3,029)
Foreign currency translation adjustments	263	(1,473)
Comprehensive loss	$(2,508)	$(4,502)

Basic and diluted net loss per common share:
Net loss	$(0.15)	$(0.21)
Basic and diluted weighted average shares outstanding	18,235	14,156

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,

	2016	2015
Cash flows from operating activities:
Net loss	$(2,771)	$(3,029)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	118	224
Stock-based compensation expense	413	180
Loss (gain) on change in fair value of liability-classified warrants	(796)	529
Gain on foreign currency transactions	(391)	(589)
Other	44	(22)
Changes in operating assets and liabilities:
Accounts receivable	(1,151)	(1,617)
Inventories	1,060	(27)
Prepaid expenses and other assets	(161)	(17)
Accounts payable, accrued expenses and other current liabilities	1,753	658
Income taxes	5	723
Net cash used in operating activities	(1,877)	(2,987)
Cash flows from investing activities:
Purchases of property and equipment	(109)	(131)
Net cash used in investing activities	(109)	(131)
Cash flows from financing activities:
Net borrowings under demand line of credit	596	264
Proceeds from exercise of warrants	10	-
Net cash provided by financing activities	606	264
Effect of exchange rates on cash	18	(116)
Net change in cash	(1,362)	(2,970)
Cash at beginning of period	2,958	7,220
Cash at end of period	$1,596	$4,250

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

2.              Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $202.4 million at March 31, 2016. The Company has funded its operations through asset sales, credit facilities and other borrowings and equity sales.

At March 31, 2016, the Company had $1.6 million in cash, and based upon the Company’s current and anticipated usage of cash resources, the Company will require additional financing in the form of funding from outside sources during the second or third quarter of 2016. The Company will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. The Company’s continuation as a going concern is dependent upon its ability to obtain adequate additional financing, which the Company has successfully secured since inception, including financing from equity sales and asset divestitures. However, there is no assurance that the Company will be able to achieve projected levels of revenue and maintain access to sufficient working capital, and accordingly, there is substantial doubt as to whether the Company’s existing cash resources and working capital are sufficient to enable it to continue its operations for the next twelve months. If the Company is unable to obtain the necessary capital, it will be forced to license or liquidate its assets, significantly curtail or cease its operations and/or seek reorganization under the U.S. Bankruptcy Code.

The Company has a $7.5 million secured demand financing facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”) that terminates on August 15, 2016 and may be extended at the Company’s option for additional one-year terms. However, FGI can cancel the facility at any time. At March 31, 2016, the Company had $4.1 million in borrowings outstanding under this facility with $3.4 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

On May 15, 2012, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) (the “Shelf Registration”), which permits the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities. However, the Company may not sell its securities in a primary offering pursuant to the Shelf Registration or any other registration statement on Form S-3 with a value exceeding one-third of its public float in any 12-month period (unless the Company’s public float rises to $75.0 million or more). On May 19, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC to replace the existing Shelf Registration (the “Replacement Shelf”), which was declared effective on November 17, 2015. The Replacement Shelf will permit the Company to sell, from time to time, up to an aggregate of $50.0 million of various securities, provided that the Company may not sell its securities in a primary offering pursuant to the Replacement Shelf or any other registration statement on Form S-3 with a value exceeding one-third of its public float in any 12-month period (unless the Company’s public float rises to $75.0 million or more).

On February 12, 2016, a special meeting of our stockholders was held, and at the meeting, the Company’s stockholders voted to approve an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares from 24.1 million shares to 100.0 million shares. Further, on February 12, 2016, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Restated Certificate of Incorporation (the “Amendment”) which increased the number of authorized shares from 24.1 million shares to 100.0 million shares, ninety nine million nine hundred thousand (99.9 million) of which are designated as common stock and one hundred thousand (0.1 million) of which are designated as preferred stock. The additional authorized shares and Replacement Shelf registration statements are intended to provide the Company with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and its capital needs.

On April 1, 2016, the Company executed a Promissory Note (the “Kanis Note”) and entered into an amendment of existing loan agreements (the “Kanis Agreement”) with Kanis S.A. Pursuant to the terms of the Kanis Note, Kanis S.A. agreed to lend the Company $2.0 million at 8% per annum and a maturity date of September 30, 2017. Pursuant to the terms of the Kanis Agreement, the Company and Kanis S.A. agreed to amend prior loans with an aggregate outstanding principal balance of $7.5 million (collectively, the “Loan Agreements”), such that: (i) Kanis S.A. shall have the right to convert the principal balance of the Loan Agreements and any accrued interest thereon into common stock of the Company at any time prior to maturity at a conversion price equal to the lower of the closing price of CDTI’s common stock on the date before the date of the Kanis Agreement or as of the date when Kanis S.A. exercises its conversion right; and (ii) the Company shall have the right to mandatorily convert the $7.5 million principal balance and any accrued interest thereon into its common stock upon maturity of the Loan Agreements or earlier upon the occurrence of a Liquidity Event at a conversion price equal to the lower of the closing price of CDTI as of the date immediately before the date of the Kanis Agreement or at a 25% discount to the Liquidity Event price. A Liquidity Event is defined as a strategic investment in CDTI or a public stock offering by CDTI. The Company may prepay the principal and any interest due on the Loan Agreements at any time before their maturity date without penalty.

On April 11, 2016, the Company executed a Convertible Promissory Note (the “Director Note”) with Lon E. Bell, Ph.D., one of the Company’s Directors. Pursuant to the terms of the Director Note, Mr. Bell agreed to lend the Company $0.5 million at 8% per annum and a maturity date of September 30, 2017. Mr. Bell has the right to convert the principal balance of the Director Note and any accrued interest thereon into common stock of the Company at any time prior to maturity at a conversion price equal to the lower of the closing price of CDTI on the date before the date of the Director Note or as of the date when Mr. Bell exercises his conversion right. The Company shall have the right to mandatorily convert the principal balance of the Director Note and any accrued interest thereon into its common stock upon maturity at a conversion price equal to the lower of the closing price of CDTI on the date before the date of the Director Note or on the maturity date. The Company shall also have the right to mandatorily convert the principal amount of the Director Note plus accrued interest thereon into its common stock concurrently with the closing of a Liquidity Event at a conversion price equal to the lower of the closing price of CDTI as of the date immediately before the date of this Director Note or at a 25% discount to the Liquidity Event price. A Liquidity Event shall be defined as a strategic investment in CDTI or a public stock offering by CDTI.

3.              Summary of Significant Accounting Policies

a.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been reflected. Intercompany transactions and balances have been eliminated in consolidation. The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The preparation of financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates.

Discontinued Operations

Discontinued operations may include future costs for the Company’s liability to settle certain tax matters associated with Applied Utility Systems, Inc. (“AUS”), a former subsidiary of the Company. For additional information, refer to Note 14, “Discontinued Operations”.

All discussions and amounts in the consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted.

b.              Concentration of Risk

For the three months ended March 31, 2016 and 2015, one automotive OEM customer within the Catalyst segment accounted for 57% and 59%, respectively, of the Company’s revenues. This customer accounted for 37% and 31% of the Company’s accounts receivable at March 31, 2016 and December 31, 2015, respectively. No other customers accounted for 10% or more of the Company’s revenues or accounts receivable for these periods.

For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

		Three Months Ended
		March 31,
Vendor	Supplies	2016	2015
A	Substrates	36%	39%
B	Substrates	*	11%

* less than 10%

c.               Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares include employee stock options and restricted share units and warrants and debt that are convertible into the Company’s common stock. Because the Company incurred net losses in the three months ended March 31, 2016 and 2015, the effect of potentially dilutive securities has been excluded in the computation of net loss per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 5.8 million and 2.5 million shares during the three months ended March 31, 2016 and 2015, respectively.

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

Warrant liability	Level 1	Level 2	Level 3
March 31, 2016	-	-	$1,537
December 31, 2015	-	-	$3,072

The following is a reconciliation of the warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance at beginning of period	$3,072	$1,474
Issuance of common stock warrants	-	-
Exercise of common stock warrants	(739)	-
Remeasurement of common stock warrants	(796)	529
Balance at end of period	$1,537	$2,003

e.               Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair values of the Company’s cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of the line of credit approximates its carrying value due to the variable interest rates. The fair value of shareholder notes payable calculated using level 3 inputs, using a Black-Scholes option-pricing model to value the debt’s conversion factor and a net present value model was $7.5 million at March 31, 2016 and December 31, 2015.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU No. 2015-11 changes the measurement principle for inventory from the “lower of cost or market” to “lower of cost and net realizable value.” Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  ASU No. 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined whether it will elect to early adopt ASU 2015-11, and it is currently in the process of evaluating the impact of the adoption of ASU No. 2015-11 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU No. 2016-02 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU No. 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU No. 2016-09 will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, the guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing and the update requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-09 on its consolidated financial statements.

4.              Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$3,733	$3,894
Work in process	873	844
Finished goods	2,723	3,180
	$7,329	$7,918

5.              Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the three months ended March 31, 2016 was due to the effect of foreign currency translation.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Useful Life	March 31,	December 31,
	in Years	2016	2015
Trade name	15 - 20	$1,222	$1,186
Patents and know-how	5 - 12	4,180	4,002
Customer relationships	4 - 8	765	724
		6,167	5,912
Less accumulated amortization		(4,296)	(4,011)
		$1,871	$1,901

The Company recorded amortization expense related to amortizable intangible assets of $0.1 million during each of the three months ended March 31, 2016 and 2015.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2016	$341
2017	$446
2018	$163
2019	$163
2020	$163
2021	$163

6.              Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued salaries and benefits	$1,284	$1,332
Accrued severance and other charges (1)	1,565	1,092
Accrued warranty (2)	242	228
Warrant liability (3)	1,537	3,072
Liability for consigned precious metals	1,038	543
Other	1,595	1,587
	$7,261	$7,854

(1) For additional information, refer to Note 7, “Severance and Other Charges”.

(2) For additional information, refer to Note 8, “Accrued Warranty”.
(3) For additional information, refer to Note 11, “Warrants”.

7.              Severance and Other Charges

Severance and other charges consist of employee serverance expense, and the following summarizes the activity (in thousands):

Total
December 31, 2015	$1,092
Provision	792
Payments	(319)
March 31, 2016	$1,565

8.              Accrued Warranty

The following summarizes the activity in the Company’s accrual for product warranty (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance at beginning of period	$228	$373
Accrued warranty expense	61	125
Warranty claims paid	(47)	(155)
Balance at end of period	$242	$343

9.              Debt

Debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Line of credit with FGI	$4,109	$3,513
$1.5 million, 8% shareholder note due 2018 (1)	1,625	1,623
$3.0 million, 8% subordinated convertible shareholder notes due 2018 (1)	2,975	2,972
$3.0 million, 8% shareholder note due 2018 (1)	2,968	2,964
	11,677	11,072
Less current portion	(4,109)	(3,513)
	$7,568	$7,559

______________________________

(1) The aggregate amount of unamortized debt discount was $0.1 million at March 31, 2016 and December 31, 2015. Refer to Note 2, “Liquidity and Going Concern”, regarding recent amendments to the shareholder notes.

Line of Credit with FGI

At March 31, 2016, the Company had $3.4 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $2.6 million. At March 31, 2016, the Company also had $1.5 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at March 31, 2016. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

10.       Stockholders’ Equity

Significant Changes in Stockholders’ Equity

During the three months ended March 31, 2016, the increase in additional paid-in capital was attributable to (i) a $0.7 million reclassification of the fair value of warrants exercised and (ii) $0.4 million of stock-based compensation expense.

11.       Warrants

Warrants outstanding and exercisable are summarized as follows:

		Weighted
		Average
		Exercise	Range of
	Shares(1)	Price	Exercise Prices
Outstanding at December 31, 2015	4,567,207	$1.49	$0.01 - $4.50
Exercised	(953,592)	$0.01	$0.01
Outstanding at March 31, 2016	3,613,615	$1.89	$0.01 - $4.50
Exercisable at March 31, 2016	1,986,222	$2.04	$0.01 - $4.50

(1) Outstanding and exercisable information includes 170,676 equity-classified warrants.

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

The assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability for these warrants outstanding are as follows:

	March 31, 2016			December 31, 2015
Issued April 2014
Number of warrants	148,000	(1)	664,000	148,000	(1)	664,000
CDTi stock price	$0.72		$0.72	$0.94		$0.94
Strike price	$1.70		$4.20	$1.70		$4.20
Expected volatility	95.2%		98.0%	96.7%		94.4%
Risk-free interest rate	1.1%		1.0%	1.6%		1.5%
Dividend yield	–		–	–		–
Expected life in years	4.1		3.5	4.4		3.8

(1) Concurrent with the November 2015 offering, these warrants were exchanged for warrants with a different strike price and term.

	March 31,	December 31,
	2016	2015
Issued November 2014
Number of warrants	388,393	388,393
CDTi stock price	$0.72	$0.94
Strike price	$1.70	$1.70
Expected volatility (1)	94.8%	96.6%
Risk-free interest rate	1.1%	1.6%
Dividend yield	–	–
Expected life in years	4.2	4.4

	March 31, 2016			December 31, 2015
Issued June 2015
Number of warrants	320,000	(1)	180,000	320,000	(1)	180,000
CDTi stock price	$0.72		$0.72	$0.94		$0.94
Strike price	$1.70		$2.65	$1.70		$2.65
Expected volatility	102.0%		96.2%	110.3%		102.3%
Risk-free interest rate	1.3%		1.2%	1.8%		1.7%
Dividend yield	–		–	–		–
Expected life in years	5.3		4.7	5.5		4.9

(1) Concurrent with the November 2015 offering, these warrants were exchanged for warrants with a different strike price and term.

	March 31, 2016		December 31, 2015
	Series A	Series B(1)	Series A	Series B(1)
Issued November 2015
Number of warrants	771,000	732,546	771,000	1,686,138
CDTi stock price	$0.72	$0.72	$0.94	$0.94
Strike price	$1.70	$0.01	$1.70	$0.01
Expected volatility	94.2%	–	96.6%	–
Risk-free interest rate	1.3%	–	1.8%	–
Dividend yield	–	–	–	–
Expected life in years	5.2	–	5.5	–

(1) Due to the $0.01 strike price, fair value equals CDTi stock price minus the strike price.

The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability for warrants outstanding with full-ratchet down-round protection are as follows:

	March 31, 2016			December 31, 2015
Issued July 2013
Number of warrants	94,000	(1)	65,000	94,000	(1)	65,000
CDTi stock price	$0.72		$0.72	$0.94		$0.94
Strike price	$1.22		$1.22	$1.22		$1.22
Expected volatility	92.5%		102.3%	95.5%		99.1%
Risk-free interest rate	1.0%		0.8%	1.5%		1.2%
Dividend yield	–		–	–		–
Expected life in years	3.6		2.3	3.9		2.5

(1) In connection with a letter agreement, dated October 7, 2015, the Company agreed to amend the term of these warrants in order to extend the expiration date until November 11, 2019.

	March 31,	December 31,
	2016	2015
Issued November 2014
Number of warrants	80,000	80,000
CDTi stock price	$0.72	$0.94
Strike price	$1.22	$1.22
Expected volatility (1)	92.5%	95.5%
Risk-free interest rate	1.0%	1.5%
Dividend yield	–	–
Expected life in years	3.6	3.9

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

12.       Commitments and Contingencies

The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of March 31, 2016, nor is it possible to estimate what litigation-related costs will be in the future.

California Air Resources Board (“CARB”)

By email dated June 26, 2015, CARB asserted the Company had deficiencies in compliance with the Verification Procedure, Aftermarket Parts Regulations and the Vehicle Code. The initial penalty calculated by CARB for these alleged violations was $1.8 million, with the largest component relating to the use of empty center bodies to allow trucks to be placed back in service while warranty claims are being evaluated. This process is now explicitly permitted by regulation, but was not permitted at the time of the alleged violation. Although the Company disagreed, and continues to disagree, with CARB’s findings, the Company has cooperated with CARB’s investigation and is discussing with CARB whether and to what extent the payment of monetary penalties would be appropriate. After review and evaluation of CARB’s findings and publicly available CARB settlements for similar matters, the Company has accrued an expense of less than $0.1 million as of December 31, 2015 for a proposed settlement provided to CARB to resolve this matter. During 2016, CARB responded to the Company’s proposed settlement with a counter-proposal of $0.8 million by cutting certain components of their initial penalty in half and reducing certain penalties. In April 2016, the Company responded to CARB with a counter offer that was less than $0.1 million. CARB then responded with a counter offer of approximately $0.2 million. The Company is currently evaluating CARB’s recent counter-proposal and other relevant information, and an additional accrual may be recorded upon the completion of the Company’s current evaluation later in 2016. In the event that a mutually satisfactory agreement cannot be reached, the Company plans to defend any formal action taken by CARB.

For information related to commitments and contingencies related to AUS, a former subsidiary of the Company that was sold in 2009, refer to Note 14, “Discontinued Operations”.

13.       Segment Reporting and Geographic Information

The Company has two business division segments based on the products it delivers:

Catalyst division — The Catalyst division develops and produces catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of costly PGMs to operate effectively. Using its proprietary mixed-phase catalyst, or MPC®, technology, the Catalyst division has developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no PGM content. It has recently developed a new generation of catalyst technologies, which the Company believes will enable further advances in catalyst performance and further reductions in PGM usage. Since 2001, the Catalyst division has supplied over twelve million catalyst parts to light duty vehicle OEM customers. The Catalyst division is also a supplier of products for the Company’s Heavy Duty Diesel Systems division. Intersegment revenues are based on market prices.

Heavy Duty Diesel Systems division — The Heavy Duty Diesel Systems division designs and manufactures exhaust emissions control solutions for a wide range of heavy duty diesel applications. It offers a full range of DuraFit™ OEM replacement diesel particulate filters (DPFs) and diesel oxidation catalysts (DOCs), and products for the verified retrofit and non-retrofit OEM markets through its distribution/dealer network and direct sales. The Company believes that its Heavy Duty Diesel Systems division offers one of the industry’s most comprehensive portfolios of emissions control systems for use in engine retrofit programs that have been evaluated and verified as compliant with applicable state and federal regulations, as well as regulations imposed by several European countries. The Company has received certification from the Verification of Emission Reduction Technologies Association (VERT) for our Purifilter® exhaust gas recirculation (EGR) diesel particulate filter system, which expands its retrofit market opportunities into South America and other international locations. Sales of emissions control systems by the Heavy Duty Diesel Systems division are driven by the regulation of diesel emissions, particularly in the State of California.

Corporate — Corporate includes cost for personnel, insurance and public company expenses such as legal, audit and taxes that are not allocated down to the operating divisions.

Summarized financial information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues
Catalyst	$6,543	$6,811
Heavy Duty Diesel Systems	4,088	4,152
Eliminations (1)	(885)	(622)
Total	$9,746	$10,341

Loss from operations
Catalyst	$(271)	$(558)
Heavy Duty Diesel Systems	(784)	(378)
Corporate	(2,117)	(1,710)
Eliminations (1)	(45)	(68)
Total	$(3,217)	$(2,714)

(1) Elimination of Catalyst revenue and profit in ending inventory related to sales to Heavy Duty Diesel Systems.

Net sales by geographic region based on the location of the Company’s point of sale is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
United States	$5,878	$6,347

Canada	2,996	3,122
Europe	872	872
Total international	3,868	3,994
Total revenues	$9,746	$10,341

14.       Discontinued Operations

Applied Utility Systems, Inc.

The Company is undergoing a sales and use tax audit by the State of California (the “State”) on AUS for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.5 million, inclusive of interest. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State. On August 12, 2013, the Company appeared at an appeals conference with the State Board of Equalization (“BOE”). On July 21, 2014, the Company received a Decision and Recommendation (“D&R”) from the BOE. The D&R’s conclusion was that the basis for the calculation of the aforementioned $1.5 million tax due should be reduced from $12.2 million to $9.0 million with a commensurate reduction in the tax owed to the State. Regardless of this finding, the Company continues to believe that it will prevail in this matter, as it believes that the State did not adequately address the legal arguments related to the Company’s acceptance of the valid resale certificate from its customer. The Company has not agreed to these findings, and therefore, it will be appealing at a higher level at the BOE. Based on a re-audit, the BOE lowered the tax due to $0.9 million, inclusive of interest. The Company continues to disagree with these findings based on the aforementioned reasons. However, in October 2015, the Company offered to settle this case for $0.1 million, which is based on the expected cost of continuing to contest this audit. Accordingly, an accrual was charged to discontinued operations during the year ended December 31, 2015 for the recent offer to settle this case, and this accrual is also recorded as a liability as of March 31, 2016. Should the Company not prevail with the recent offer to settle this case, it plans to continue with the appeals process. Further, should the Company not prevail in this case, it will pursue reimbursement from the customer for all assessments from the State.

15.       Subsequent Events

Promissory Note and Amendments to Loan Agreements

On April 1, 2016, the Company executed a Promissory Note and entered into an amendment of existing loan agreements with Kanis S.A. Pursuant to the terms of the Kanis Note, Kanis S.A. agreed to lend the Company $2.0 million at 8% per annum and a maturity date of September 30, 2017. Pursuant to the terms of the Kanis Agreement, the Company and Kanis S.A. agreed to amend prior loans with an aggregate outstanding principal balance of $7.5 million, such that: (i) Kanis S.A. shall have the right to convert the principal balance of the Loan Agreements and any accrued interest thereon into common stock of the Company at any time prior to maturity at a conversion price equal to the lower of the closing price of CDTI’s common stock on the date before the date of the Kanis Agreement or as of the date when Kanis S.A. exercises its conversion right; and (ii) the Company shall have the right to mandatorily convert the $7.5 million principal balance and any accrued interest thereon into its common stock upon maturity of the Loan Agreements or earlier upon the occurrence of a Liquidity Event at a conversion price equal to the lower of the closing price of CDTI as of the date immediately before the date of the Kanis Agreement or at a 25% discount to the Liquidity Event price. A Liquidity Event is defined as a strategic investment in CDTI or a public stock offering by CDTI. The Company may prepay the principal and any interest due on the Loan Agreements at any time before their maturity date without penalty.

Director Convertible Promissory Note

On April 11, 2016, the Company executed a Convertible Promissory Note with Lon E. Bell, Ph.D., one of the Company’s Directors. Pursuant to the terms of the Director Note, Mr. Bell agreed to lend the Company $0.5 million at 8% per annum and a maturity date of September 30, 2017. Mr. Bell has the right to convert the principal balance of the Director Note and any accrued interest thereon into common stock of the Company at any time prior to maturity at a conversion price equal to the lower of the closing price of CDTI on the date before the date of the Director Note or as of the date when Mr. Bell exercises his conversion right. The Company shall have the right to mandatorily convert the principal balance of the Director Note and any accrued interest thereon into its common stock upon maturity at a conversion price equal to the lower of the closing price of CDTI on the date before the date of the Director Note or on the maturity date. The Company shall also have the right to mandatorily convert the principal amount of the Director Note plus accrued interest thereon into its common stock concurrently with the closing of a Liquidity Event at a conversion price equal to the lower of the closing price of CDTI as of the date immediately before the date of this Director Note or at a 25% discount to the Liquidity Event price. A Liquidity Event shall be defined as a strategic investment in CDTI or a public stock offering by CDTI.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Refer to the “Cautionary Note Concerning Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, as a result of many important factors, including those set forth in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

References to “Notes” are notes included in the unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.

Overview

We are transitioning our business from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials technology provider for these markets. We have a proven ability to develop proprietary materials incorporating various base metals that replace costly platinum group metals (“PGM”) and rare earth metals in coatings on vehicle catalytic converters. Our business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants.

Over the past decade, we have developed several generations of high performance catalysts, including our low-PGM MPC® catalysts that are used on certain new Honda vehicles. Recently, we have expanded our materials platform to include new synergized-PGM diesel oxidation catalysts, or SPGM™ DOCs, base-metal activated rhodium support, or BMARS™, and Spinel™ technologies. Initial vehicle tests using these new technologies have demonstrated PGM savings of up to 97% compared to current OEM catalysts. We are in the process of introducing these new catalyst technologies to OEMs and other vehicle catalyst manufacturers. We do so both by supplying coated catalysts and by providing our technology in a proprietary powder form, which allows coaters to capture the benefits of our advanced catalyst technology in their own manufacturing operations.

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

Catalyst:    Utilizing our advanced materials technology platform, we develop and produce catalysts to reduce emissions from gasoline, diesel and natural gas combustion engines. Most catalytic systems require significant amounts of costly PGMs to operate effectively. Using our proprietary mixed-phase catalyst, or MPC®, technology, we have developed a family of unique high-performance catalysts, featuring inexpensive base-metals with low or even no PGM content. We have recently developed a new generation of catalyst technologies, which we believe will enable further advances in catalyst performance and further reductions in PGM usage. Since 2001, we have supplied over twelve million catalyst parts to light duty vehicle OEM customers. Our Catalyst division is also a supplier of products for our Heavy Duty Diesel Systems division. Revenues from our Catalyst division accounted for 58% and 60% of the total consolidated revenues for the three months ended March 31, 2016 and 2015, respectively.

Heavy Duty Diesel Systems:   We specialize in the design and manufacture of exhaust emissions control solutions for a wide range of heavy duty diesel applications. We offer a full range of DuraFit™ OEM replacement diesel particulate filters, or DPFs, and diesel oxidation catalysts, or DOCs, and products for the verified retrofit and non-retrofit OEM markets through our distribution/dealer network and direct sales. We believe we offer one of the industry’s most comprehensive portfolios of emissions control systems for use in engine retrofit programs that have been evaluated and verified as compliant with applicable state and federal regulations, as well as regulations imposed by several European countries. We have received certification from the Verification of Emission Reduction Technologies Association (VERT) for our Purifilter® exhaust gas recirculation (EGR) diesel particulate filter system, which expands our retrofit market opportunities into South America and other international locations. Sales of emissions control systems by our Heavy Duty Diesel Systems division are driven by the regulation of diesel emissions, particularly in the State of California. Revenues from our Heavy Duty Diesel Systems division accounted for 42% and 40% of the total consolidated revenues for the three months ended March 31, 2016 and 2015, respectively.

Strategy

We are in the process of transitioning from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials technology provider of proprietary powders for these markets. We believe that the transition to a powder-to-coat (P2C™) business model will allow us to achieve greater scale and higher return on our technology investment than in the past. In the short term, we expect to focus our efforts and resources in pursuing opportunities in fast growing markets in China, India and North America that we believe can be served profitably with our powder-to-coat business model.

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

Recent Developments

Promissory Note and Amendments to Loan Agreements

On April 1, 2016, we executed a Promissory Note (the “Kanis Note”) and entered into an amendment of existing loan agreements (the “Kanis Agreement”) with Kanis S.A. Pursuant to the terms of the Kanis Note, Kanis S.A. agreed to lend us $2.0 million at 8% per annum and a maturity date of September 30, 2017. Pursuant to the terms of the Kanis Agreement, we agreed to amend prior loans with an aggregate outstanding principal balance of $7.5 million (collectively, the “Loan Agreements”), such that: (i) Kanis S.A. shall have the right to convert the principal balance of the Loan Agreements and any accrued interest thereon into CDTI common stock at any time prior to maturity at a conversion price equal to the lower of the closing price of CDTI’s common stock on the date before the date of the Kanis Agreement or as of the date when Kanis S.A. exercises its conversion right; and (ii) we shall have the right to mandatorily convert the $7.5 million principal balance and any accrued interest thereon into the common stock of CDTI upon maturity of the Loan Agreements or earlier upon the occurrence of a Liquidity Event at a conversion price equal to the lower of the closing price of CDTI as of the date immediately before the date of the Kanis Agreement or at a 25% discount to the Liquidity Event price. A Liquidity Event is defined as a strategic investment in CDTI or a public stock offering by CDTI. We may prepay the principal and any interest due on the Loan Agreements at any time before their maturity date without penalty.

Director Convertible Promissory Note

On April 11, 2016, we executed a Convertible Promissory Note (the “Director Note”) with Lon E. Bell, Ph.D., one of our Directors. Pursuant to the terms of the Director Note, Mr. Bell agreed to lend us $0.5 million at 8% per annum and a maturity date of September 30, 2017. Mr. Bell has the right to convert the principal balance of the Director Note and any accrued interest thereon into common stock of CDTI at any time prior to maturity at a conversion price equal to the lower of the closing price of CDTI on the date before the date of the Director Note or as of the date when Mr. Bell exercises his conversion right. We shall have the right to mandatorily convert the principal balance of the Director Note and any accrued interest thereon into the common stock of CDTI upon maturity at a conversion price equal to the lower of the closing price of CDTI on the date before the date of the Director Note or on the maturity date. We shall also have the right to mandatorily convert the principal amount of the Director Note plus accrued interest thereon into the common stock of CDTI concurrently with the closing of a Liquidity Event at a conversion price equal to the lower of the closing price of CDTI as of the date immediately before the date of this Director Note or at a 25% discount to the Liquidity Event price. A Liquidity Event is defined as a strategic investment in CDTI or a public stock offering by CDTI.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, product warranty reserves, accounting for income taxes, goodwill, impairment of long-lived assets other than goodwill, stock-based compensation and liability-classified warrants have the greatest potential impact on our unaudited condensed consolidated financial statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion of our critical accounting policies and estimates.

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

DuraFit™

In the third quarter of 2014, we introduced CDTi’s DuraFit™ OEM replacement DPFs to provide an alternative to OEM manufactured parts. According to market analysis firm Power System Research, manufacturers in North America have produced an average of 250,000 heavy duty on-road diesel vehicles equipped with DPFs each year since 2007 to comply with EPA requirements. The typical OEM warranty on DPFs is 5 years and has now expired for many vehicles that entered service between 2007 and 2011. The total population of vehicles with out of warranty DPFs is growing rapidly creating a significant market opportunity as those DPFs fails and require replacement.  According to a 2012 industry report, the market for medium and heavy duty vehicle after-treatment maintenance and repair is projected to grow from $0.5 billion in 2010 to $3.0 billion by 2017.

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

•                  We opened four new distribution centers in the U.S., further strengthening our best-in-class service model and enabling us to more efficiently meet order fulfillment and the technical support and service needs of our end customers.

•                  We announced DuraFit™ diesel oxidation catalyst for the heavy duty aftermarket. Leveraging our SPGM™ technology, this OEM quality DOC transforms exhaust stream pollutants into less harmful compounds, enhances DPF performance and reduces the need for costly PGMs.

•                  We partnered with Hino Motors, Ltd. to distribute DuraFit™ DPFs and DOCs to its North American network of more than 300 dealerships. Shipments to Hino commenced during the first quarter of 2016.

Sales of CDTi’s DuraFitTM OEM replacement parts increased significantly during 2015 and are expected to grow substantially in 2016 and beyond.

Customer Dependency and Relationship with Honda

Historically, we have derived a significant portion of our revenue from a limited number of customers. Sales to Honda represented 57% of our revenues for both the three months ended March 31, 2016 and for the year ended December 31, 2015. However, based on discussions with Honda, and acceleration of our powder-to-coat strategy, we anticipate that our supply of coated catalysts to Honda will begin to significantly decline in the second half of 2017, as certain current vehicle models are phased out. Accordingly, it will be critical that our advanced materials business strategy produces revenue with new customers, which may include Honda, directly or indirectly, to replace those from our current core catalyst business.

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

In addition, our business, operations, results of operation and financial condition may be affected by other factors, including those discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, and our other filings with the Securities and Exchange Commission, or SEC.

Results of Operations

The tables in the discussion that follow are based upon the way we analyze our business. For additional information regarding our business divisions, refer to Note 13, “Segment Reporting and Geographic Information”.

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Revenues

	Three Months Ended March 31,
		% of		% of
		Total		Total	Change
	2016	Revenues	2015	Revenues	$	%
	($ in thousands)
Catalyst	$6,543	67%	$6,811	66%	$(268)	(4)%
Heavy Duty Diesel Systems	4,088	42%	4,152	40%	(64)	(2)%
Intercompany revenues	(885)	(9)%	(622)	(6)%	(263)	(42)%
Total revenues	$9,746	100%	$10,341	100%	$(595)	(6)%

Excluding intercompany revenues, Catalyst division revenue decreased due to reduced production of certain niche models for our Japanese OEM customer, partially offset by an increase in volume for our main production model. The first quarter of 2015 also included a ramp in volume for the new model that we started production in January of 2015, that we announced in March of 2015.

Revenues for the Heavy Duty Diesel Systems division remained fairly consistent for the periods with DuraFit sales increasing $0.2 million with the balance of sales in the division, including retrofit decreasing by $0.3 million.

We eliminate intercompany revenues from the Catalyst division to our Heavy Duty Diesel Systems division in consolidation.

Gross profit

	Three Months Ended March 31,
		% of		% of	Percentage point change
	2016	Revenues (1)	2015	Revenues (1)	in gross profit margin
	($ in thousands)
Catalyst	$1,783	27%	$1,746	26%	1%
Heavy Duty Diesel Systems	999	24%	1,138	27%	(3)%
Intercompany eliminations	(45)	–	(66)	–	–
Total gross profit	$2,737	28%	$2,818	27%	1%

(1) Division calculations based on division revenues. Total based on total revenues.

The gross margin for our Catalyst division remained fairly consistent.

The gross margin for our Heavy Duty Diesel Systems division decreased primarily due to certain costs associated with shutting down our Canadian facility and transitioning the manufacturing from that facility to an outside party.

Operating expenses

	Three Months Ended March 31,
		% of		% of
		Total		Total	Change
	2016	Revenues	2015	Revenues	$	%
	($ in thousands)
Selling, general and administrative	$3,400	35%	$3,407	33%	$(7)	0%
Research and development	1,762	18%	2,119	20%	(357)	(17)%
Severance and other charges	792	8%	6	0%	786	13100%
Total operating expenses	$5,954	61%	$5,532	53%	$422	8%

Selling, general and administrative expenses

Expense was relatively unchanged compared to the prior period last year.  Payroll for the sales organization was increased with key hires that were made in the second half of 2015 to grow DuraFit™ and our advanced materials strategy, offset by decreases in payroll in the general and administrative area as result of the closure of our Markham facility and changes made at our Corporate office. There was also in increase in stock compensation as a result of awards made in 2015.

Research and development expenses

The decrease is primarily a result of reduced outside testing of our advanced materials, as the fundatmental research of our new key materials, such as SPGM-DOC™, BMARS™ and Spinel™, have largely transitoned out of the fundamental research into applications development for specific market opportunities.

Severance and other charges

The increase was due to the recent closure of our Canadian facility.

Other income (expense)

	Three Months Ended March 31,
			Change
	2016	2015	$	%
	($ in thousands)
Interest expense	$(392)	$(276)	$(116)	(42)%
Other income, net	416	118	298	(253)%
Total other income (expense)	$24	$(158)	$182	115%

The increase in total other income (expense) was primarily due warrant liability re-measurements, partially offset by foreign currency exchange losses. Further, interest expense increased due primarily to an increase in our line of credit balance.

Income Tax Expense (Benefit)

We incurred income tax benefit of $0.4 million in the three months ended March 31, 2016. The effective income tax rates were 13.2% and (5.5)% for the three months ended March 31, 2016 and 2015, respectively. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and United Kingdom jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of March 31, 2016, we had an accumulated deficit of $202.4 million compared to $199.6 million at December 31, 2015. We have also had negative cash flows from operations from inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

We had $1.6 million in cash at March 31, 2016 compared to $3.0 million at December 31, 2015. At March 31, 2016, $0.9 million of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom. We do not intend to repatriate any amount of this cash to the United States as it will be used to fund our subsidiaries’ operations. If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

We have a $7.5 million secured demand financing facility backed by our receivables and inventory with Faunus Group International, Inc., or FGI, that terminates on August 15, 2016 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For details regarding the FGI facility, refer to the “—Description of Indebtedness” discussion below. At March 31, 2016, we had $4.1 million in borrowings outstanding under this facility with $3.4 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

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

On February 12, 2016, a special meeting of our stockholders was held, and at the meeting, our stockholders voted to approve an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares from 24.1 million shares to 100.0 million shares. Further, on February 12, 2016, we filed with the Secretary of State of Delaware a Certificate of Amendment to the Restated Certificate of Incorporation which increased the number of authorized shares from 24.1 million shares to 100.0 million shares, ninety nine million nine hundred thousand (99.9 million) of which are designated as common stock and one hundred thousand (0.1 million) of which are designated as preferred stock. The additional authorized shares and Replacement Shelf registration statements are intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.

On April 1, 2016, we executed a Promissory Note and entered into an amendment of existing loan agreements with Kanis S.A. Pursuant to the terms of the Kanis Note, Kanis S.A. agreed to lend us $2.0 million at 8% per annum and a maturity date of September 30, 2017. Pursuant to the terms of the Kanis Agreement, we agreed to amend prior loans with an aggregate outstanding principal balance of $7.5 million, such that: (i) Kanis S.A. shall have the right to convert the principal balance of the Loan Agreements and any accrued interest thereon into CDTI common stock at any time prior to maturity at a conversion price equal to the lower of the closing price of CDTI’s common stock on the date before the date of the Kanis Agreement or as of the date when Kanis S.A. exercises its conversion right; and (ii) we shall have the right to mandatorily convert the $7.5 million principal balance and any accrued interest thereon into the common stock of CDTI upon maturity of the Loan Agreements or earlier upon the occurrence of a Liquidity Event at a conversion price equal to the lower of the closing price of CDTI as of the date immediately before the date of the Kanis Agreement or at a 25% discount to the Liquidity Event price. A Liquidity Event is defined as a strategic investment in CDTI or a public stock offering by CDTI. We may prepay the principal and any interest due on the Loan Agreements at any time before their maturity date without penalty.

On April 11, 2016, we executed a Convertible Promissory Note with Lon E. Bell, Ph.D., one of our Directors. Pursuant to the terms of the Director Note, Mr. Bell agreed to lend us $0.5 million at 8% per annum and a maturity date of September 30, 2017. Mr. Bell has the right to convert the principal balance of the Director Note and any accrued interest thereon into common stock of CDTI at any time prior to maturity at a conversion price equal to the lower of the closing price of CDTI on the date before the date of the Director Note or as of the date when Mr. Bell exercises his conversion right. We shall have the right to mandatorily convert the principal balance of the Director Note and any accrued interest thereon into the common stock of CDTI upon maturity at a conversion price equal to the lower of the closing price of CDTI on the date before the date of the Director Note or on the maturity date. We shall also have the right to mandatorily convert the principal amount of the Director Note plus accrued interest thereon into the common stock of CDTI concurrently with the closing of a Liquidity Event at a conversion price equal to the lower of the closing price of CDTI as of the date immediately before the date of this Director Note or at a 25% discount to the Liquidity Event price. A Liquidity Event is defined as a strategic investment in CDTI or a public stock offering by CDTI.

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

Based on our current cash levels and our current and anticipated usage of cash resources, we will require additional financing in the form of funding from outside sources during the second or third quarter of 2016. We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. Our continuation as a going concern is dependent upon our ability to obtain adequate additional financing, including financing from equity sales and asset divestitures. Presently, we are not in compliance with continued listing requirements of The NASDAQ Stock Market LLC (NASDAQ), as discussed in Part II – Item 1A. Risk Factors of this quarterly report, and our common stock is at risk of being delisted from The NASDAQ Capital Market. If our common stock is delisted, and during the period in which our common stock is at risk of being delisted, it will be more difficult for us to raise equity financing. There is no assurance that we will be able to obtain such financing or achieve projected levels of revenue and maintain access to sufficient working capital, and accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next twelve months. If we are unable to obtain the necessary capital, we will be forced to license or liquidate our assets, significantly curtail or cease our operations and/or seek reorganization under the U.S. Bankruptcy Code.

The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
			Change
	2016	2015	$	%
	($ in thousands)
Cash provided by (used in):
Operating activities	$(1,877)	$(2,987)	$1,110	37%
Investing activities	$(109)	$(131)	$22	(17)%
Financing activities	$606	$264	$342	130%

Cash used in operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters. Cash flows were largely impacted by the loss from operations, adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in fair value of the liability-classified warrants, and foreign currency gains. The cash flows of the current year period were also impacted by the timing of vendor payments, sales and collections, and other working capital changes.

Cash provided by financing activities

The increase in cash provided by financing activities was due to additional borrowings under our line of credit.

Description of Indebtedness

	March 31,	December 31,
	2016	2015
	($ in thousands)
Line of credit with FGI	$4,109	$3,513
$1.5 million, 8% shareholder note due 2018	1,625	1,623
$3.0 million, 8% subordinated convertible shareholder notes due 2018	2,975	2,972
$3.0 million, 8% shareholder note due 2018	2,968	2,964
	$11,677	$11,072

We have a $7.5 million secured demand facility with FGI backed by our receivables and inventory. The FGI facility expires on August 15, 2016 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time.

Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and certain of our subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. At March 31, 2016, the inventory sublimit was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility. While the overall credit limit and inventory sublimit were not changed, borrowing against Honda inventory has been limited to $0.2 million by FGI due to their concerns about customer concentration.

The interest rate on advances or borrowings under the FGI facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI facility, and was 6.50% at March 31, 2016 and December 31, 2015.

We were in compliance with the terms of the FGI facility at March 31, 2016. However, there is no guarantee that we will be able to borrow the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

For additional information on our indebtedness, refer to Note 9, “Debt”.

Capital Expenditures

As of March 31, 2016, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of March 31, 2016, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our Asian investment, we had no material commitments other than the liabilities reflected in our unaudited condensed consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q. For additional information, refer to Note 12, “Commitments and Contingencies”.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, because of the un-remediated material weakness described below, that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

However, giving full consideration to the material weakness, our Chief Executive Officer and our Chief Financial Officer have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects our condensed consolidated balance sheets, condensed consolidated statements of comprehensive loss and condensed consolidated statements of cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.

Material Weakness Related to Inventory Costing and Capitalization of Manufacturing Variances

During the fourth fiscal quarter of 2015, our Chief Executive Officer and Chief Financial Officer identified a material weakness related to our inventory costing and the capitalization of certain manufacturing variances at our former Canadian manufacturing facility that we closed earlier this year. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. This control deficiency resulted in the reasonable possibility that a material misstatement in the valuation of inventory would not be prevented or detected in a timely basis. This material weakness was identified and any resulting errors corrected prior to the completion of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Remediation Plan

We have initiated a plan to enhance our control procedures over the accounting for inventory costing and capitalization of manufacturing variances. During the first quarter of 2016, the Company ceased to manufacture at the Canadian manufacturing facility and outsourced the manufacturing previously done at this location. As the material weakness related to the valuation of inventory at the Company’s Canadian manufacturing facility, management anticipates that the closure of such facility and outsourcing of the manufacturing activities will eliminate the manufacturing labor and overhead variance component of the capitalization contributing towards the remediation of the material weakness in internal controls related to the inventory costing and the capitalization of certain manufacturing variances at the former Canadian manufacturing facility. Additionally, management’s plans to remediate this material weakness include:

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

We will not consider the material weakness remediated until our controls are operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 12 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.  Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to such risk factors during the three months ended March 31, 2016, except as follows:

We could be delisted from NASDAQ, which could seriously harm the liquidity of our stock and our ability to raise capital.

On February 12, 2016, we received a letter from the Listing Qualifications staff of The NASDAQ Stock Market LLC (NASDAQ) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until August 10, 2016, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, with the exception of the bid price requirement, if we provide written notice to NASDAQ of our intent to cure the deficiency during this second compliance period, which may include, if necessary, implementing a reverse stock split. However, if it appears to the NASDAQ Staff that we will not be able to cure the deficiency, or if we are then otherwise not eligible, NASDAQ will provide us notice that our common stock will be subject to delisting. In an effort to cure the closing bid price deficiency, our Board of Directors has approved a one-for-five reverse stock split of all issued and outstanding shares of our common stock, and will seek stockholder approval of the reverse stock split at our annual meeting of stockholders to be held on May 25, 2016.

On April 1, 2016, we received a second letter from the Listing Qualifications staff of NASDAQ indicating that, based upon our stockholders’ equity as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, we no longer meet the requirement to maintain a minimum stockholders’ equity of $2,500,000, as set forth in NASDAQ Listing Rule 5550(b)(1), and that we did not meet the other alternative tests of market value of listed securities or net income from continued operations under Listing Rule 5550(b). The second notification letter provided us with 45 calendar days from the date of the letter, or until May 16, 2016, to submit to NASDAQ a plan to regain compliance with the stockholders’ equity continued listing standard. We have submitted a compliance plan to NASDAQ and, if it is accepted, NASDAQ may grant us up to 180 calendar days from the date of the April 1, 2016 notification letter to regain compliance with the applicable listing standards. There can be no assurance, however, that our compliance plan will be accepted by NASDAQ or, if accepted, that we will be able to regain compliance within the period granted by NASDAQ. As with the minimum bid price requirement, if it appears to the NASDAQ Staff that we will not be able to cure the deficiency, or if we are then otherwise not eligible, NASDAQ will provide us notice that our common stock will be subject to delisting. We would then be entitled to appeal the NASDAQ staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or stockholders’ equity requirement, or be able to maintain compliance with the other listing requirements, or that we will be eligible for listing on any comparable trading market. The effects of losing the NASDAQ listing could materially harm our ability to raise additional capital, by, among other things, negatively affecting the market liquidity of our common stock. Investors would likely find it more difficult to purchase, dispose of or obtain accurate quotations as to the market value of our common stock, and the per share price of our common stock may be adversely affected. Delisting from NASDAQ could also result in negative publicity and a loss of confidence by investors, customers, suppliers or employees.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Date: May 13, 2016	By:	/s/ Matthew Beale
Matthew Beale
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2016	By:	/s/ David E. Shea
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

3.1

Composite Certificate of Incorporation of Clean Diesel Technologies, Inc. (incorporated by reference to Exhibit 3.1 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 30, 2016).

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

4.2	Form of Investor Warrant issued on July 3, 2013 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on July 3, 2013).

4.3	Form of Investor Warrant issued on April 4, 2014 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on April 1, 2014).

4.4	Form of Investor Series A Warrant issued on November 7, 2014 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on November 4, 2014).

4.5	Form of Investor Warrant issued on June 8, 2015 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on June 3, 2015).

4.6	Form of Investor Warrant issued on November 27, 2015 (incorporated by reference to Exhibit 4.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on November 23, 2015).

10.1†

Addendum to Employment Agreement, dated March 29, 2016, between Clean Diesel Technologies, Inc. and Matthew Beale (incorporated by reference to Exhibit 3.1 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 30, 2016).

10.2†

Addendum to Employment Agreement, dated March 29, 2016, between Clean Diesel Technologies, Inc. and Stephen J. Golden, Ph.D. (incorporated by reference to Exhibit 3.1 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 30, 2016).

10.3†

Addendum to Employment Agreement, dated March 29, 2016, between Clean Diesel Technologies, Inc. and Hans Eric Bippus (incorporated by reference to Exhibit 3.1 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 30, 2016).

10.4†

Addendum to Employment Agreement, dated March 29, 2016, between Clean Diesel Technologies, Inc. and David E. Shea (incorporated by reference to Exhibit 3.1 to CDTi’s Annual Report on Form 10-K (SEC file number 001-33710) filed on March 30, 2016).

10.5	Promissory Note, dated April 1, 2016, by the Company (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on April 7, 2016).

10.6

Amendment to Loan Agreement, dated April 1, 2016, by and between the Company and Kanis S.A. (incorporated by reference to Exhibit 10.2 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on April 7, 2016).

10.7	Convertible Promissory Note, dated April 11, 2016, by the Company (incorporated by reference to Exhibit 10.1 to CDTi’s Current Report on Form 8-K (SEC file number 001-33710) filed on April 15, 2016).

31.1*	Certification of Matthew Beale pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David E. Shea pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

†	Indicates a management contract or compensatory plan or arrangement