Form 10-Q
period 2016-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2016-08-15
CIK 949428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 3, 2016, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 3,939,023.

CLEAN DIESEL TECHNOLOGIES, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$861	$2,958
Accounts receivable, net	4,350	4,255
Inventories	8,297	7,918
Prepaid expenses and other current assets	4,820	1,568
Total current assets	18,328	16,699
Property and equipment, net	1,315	1,538
Intangible assets, net	1,733	1,901
Goodwill	4,808	4,659
Other assets	325	305
Total assets	$26,509	$25,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,992	$3,513
Accounts payable	7,022	5,012
Accrued expenses and other current liabilities	6,272	7,854
Current portion of notes payable	1,250	-
Income taxes payable	640	534
Total current liabilities	18,176	16,913
Notes payable, net of debt discount and current portion	6,414	7,559
Bifurcated derivative liability	1,182	-
Deferred tax liability	213	193
Total liabilities	25,985	24,665
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: authorized 99,900,000 and 24,000,000 shares at June 30, 2016 and December 30, 2015; respectively; issued and outstanding 3,915,493 and 3,559,530 shares at June 30, 2016 and December 31, 2015, respectively	39	36
Additional paid-in capital	207,159	205,377
Accumulated other comprehensive loss	(5,657)	(5,387)
Accumulated deficit	(201,017)	(199,589)
Total stockholders’ equity	524	437
Total liabilities and stockholders’ equity	$26,509	$25,102

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$8,406	$9,938	$18,152	$20,279
Cost of revenues	6,719	7,171	13,728	14,694
Gross profit	1,687	2,767	4,424	5,585
Operating expenses:
Research and development	1,431	1,854	3,193	3,973
Selling, general and administrative	2,827	3,021	6,227	6,434
Severance and other charges	581	-	1,373	-
Total operating expenses	4,839	4,875	10,793	10,407
Loss from operations	(3,152)	(2,108)	(6,369)	(4,822)
Other income (expense):
Interest expense	(756)	(301)	(1,148)	(577)
Gain on bifurcated derivative liability	2,754	-	2,754	-
Gain (loss) on warrant liability	792	(529)	1,588	(272)
Other income (expense), net	1,008	305	628	166
Total other income (expense)	3,798	(525)	3,822	(683)
Income (loss) before income tax benefit	646	(2,633)	(2,547)	(5,505)
Income tax benefit	(697)	(217)	(1,119)	(60)
Net income (loss)	1,343	(2,416)	(1,428)	(5,445)
Foreign currency translation adjustments	(533)	602	(270)	(871)
Comprehensive income (loss)	$810	$(1,814)	$(1,698)	$(6,316)

Basic earnings (loss) per common share	$0.35	$(0.81)	$(0.38)	$(1.88)
Diluted earnings (loss) per common share	$0.13	$(0.81)	$(0.38)	$(1.88)
Weighted average shares of common stock outstanding:
Basic	3,848	2,969	3,747	2,901
Diluted	10,640	2,969	3,747	2,901

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,428)	$(5,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	418	395
Stock-based compensation expense	639	316
(Gain) loss on change in fair value of liability-classified warrants	(1,588)	272
Gain on change in fair value of bifurcated derivative liability	(2,754)	-
Gain on foreign currency transactions	(796)	(124)
Amortization of debt discount	291	49
Loss (gain) on disposal of property and equipment	59	(4)
Offering costs allocated to warrants issued	-	88
Other	-	3
Changes in operating assets and liabilities:
Accounts receivable, net	(22)	(1,068)
Inventories	26	(329)
Prepaid expenses and other assets	(3,199)	437
Accounts payable, accrued expenses and other current liabilities	2,932	296
Income taxes	58	(68)
Cash used in operating activities of continuing operations	(5,364)	(5,182)
Cash used in operating activities of discontinued operations	-	(100)
Net cash used in operating activities	(5,364)	(5,282)
Cash flows from investing activities:
Purchases of property and equipment	(95)	(249)
Proceeds from sale of property and equipment	93	8
Net cash used in investing activities	(2)	(241)
Cash flows from financing activities:
Net (payments) proceeds under demand line of credit	(521)	741
Proceeds from issuance of common stock and warrants, net of offering costs	-	4,490
Proceeds from exercise of warrants	20	-
Proceeds from issuance of debt	3,750	-
Net cash provided by financing activities	3,249	5,231
Effect of exchange rates on cash	20	(144)
Net change in cash	(2,097)	(436)
Cash at beginning of period	2,958	7,220
Cash at end of period	$861	$6,784

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

The Company is transitioning its business from being a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials technology provider for these markets. The Company has a proven ability to develop proprietary materials incorporating various base metals that replace costly platinum group metals (“PGMs”) in coatings on vehicle catalytic converters. Recently, the Company has expanded its materials platform to include new synergized-PGM diesel oxidation catalysts (SPGMTM DOC), Base-Metal Activated Rhodium Support (BMARSTM), and SpinelTM technologies, and it is in the process of introducing these new catalyst technologies to Original Equipment Manufacturers (“OEMs”) and other vehicle catalyst manufacturers in a proprietary powder form. The Company believes that its advanced materials focus and strategic repositioning will allow it to achieve greater scale and higher return on its technology investment than in the past.

The Company’s business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. It has operations in the United States (“U.S.”), the United Kingdom, Japan and Sweden as well as an Asian investment.

CDTi is incorporated in the state of Delaware. Its headquarters are located at 1621 Fiske Place, Oxnard, California, phone number 805-486-4649.  The Company’s stock trades on NASDAQ under the ticker symbol CDTI.  The corporate website is www.CDTI.com.

2.              Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the condensed consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $201.0 million at June 30, 2016. The Company has funded its operations through asset sales, credit facilities and other borrowings and equity sales.

At June 30, 2016, the Company had $0.9 million in cash, and based upon the Company’s current and anticipated usage of cash resources, the Company will require additional financing in the form of funding from outside sources during the third quarter of 2016. The Company will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. The Company’s continuation as a going concern is dependent upon its ability to obtain adequate additional financing, which the Company has successfully secured since inception, including financing from equity sales and asset divestitures. However, there is no assurance that the Company will be able to achieve projected levels of revenue and maintain access to sufficient working capital, and accordingly, there is substantial doubt as to whether the Company’s existing cash resources and working capital are sufficient to enable it to continue its operations for the next twelve months. If the Company is unable to obtain the necessary capital, it will be forced to license or liquidate its assets, significantly curtail or cease its operations and/or seek reorganization under the U.S. Bankruptcy Code.

The Company has a $7.5 million secured demand financing facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”).  At June 30, 2016, the Company had $3.0 million in borrowings outstanding under this facility with $4.5 million available. There is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory or if the Company does not have available assets to provide the required collateral.  FGI can cancel the facility at any time.

On May 19, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015.  The Form S-3 permits the Company to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of the Company’s public float in any 12-month period.  At June 30, 2016, the Company had sold an aggregate of $3.1 million using the Form S-3 and remained eligible to sell pursuant to the 12-month limitation an aggregate of $2.0 million of securities.

During the six months ended June 30, 2016, the Company entered into the following agreements or made amendments to existing debt in order to address cash requirements and improve the Company’s capital structure:

•                  April 1, 2016 Kanis Promissory Note: Kanis S.A agreed to lend the Company $2.0 million at 8% per annum

•                  April 1, 2016 Kanis Amendment to Loan Agreement: We amended all prior conversion rights in the $7.5 million Kanis loan agreement to provide Kanis the right to convert the loan and accrued interest at $3.60 or market price. The amendment further allows the Company to mandatorily convert the loan and accrued interest upon a Liquidity Event at a discount of 25% below the Liquidity Event price.

•                  April 11, 2016 Bell Director Note:  Lon E. Bell, Ph.D. one of the Company’s directors, agreed to lend the Company $0.5 million at 8% per annum

•                  June 30, 2016 Kanis Exchange Agreement: Kanis S.A agreed to an exchange of $7.5 million in principal plus accrued interest for shares of the Company’s common stock, conditional upon receipt of shareholder approval at a meeting scheduled for August 25, 2016

•                  June 30, 2016 Bell Exchange Agreement:  Dr. Bell agreed to an exchange of $0.5 million in principal plus accrued interest for shares of the Company’s common stock, conditional upon receipt of shareholder approval at a meeting scheduled for August 25, 2016

•                  June 30, 2016 Haldor Topsøe Convertible Notes:  The Company agreed to sell and issue (i) a Senior Convertible Promissory Note in the principal amount of $0.75 million and a Convertible Promissory Note in the principal amount of $0.5 million, each of which is convertible into the Company’s equity securities.

3.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, all normal recurring accruals and adjustments that are necessary for a fair presentation have been reflected. Intercompany transactions and balances have been eliminated in consolidation. The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 30, 2016.

On July 22, 2016, the Company effected a one-for-five reverse stock split. All share and per share information presented in these unaudited condensed consolidated financial statements has been retroactively adjusted to reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements. Management regularly evaluates estimates and assumptions related to revenue recognition, valuations of liability warrants and the bifurcated derivative liability, allowances for doubtful accounts, warranty reserves, inventory valuation reserves, stock-based compensation, purchased intangible asset valuations and useful lives, goodwill, asset retirement obligations, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors that believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced may differ materially and adversely from management’s original estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

All discussions and amounts in the condensed consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted.

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

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (Topic 825):  ASU 2016-01 provides updated guidance that enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Except for the early application guidance, early adoption of the amendments is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

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

4.              Inventories

Inventories consists of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$3,424	$3,894
Work in process	943	844
Finished goods	3,930	3,180
Total inventories	$8,297	$7,918

5.              Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the three and six months ended June 30, 2016 was due to the effect of foreign currency translation.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Useful Life	June 30,	December 31,
	in Years	2016	2015
Trade name	15 - 20	$1,225	$1,186
Patents and know-how	5 - 12	4,195	4,002
Customer relationships	4 - 8	757	724
		6,177	5,912
Less accumulated amortization		(4,444)	(4,011)
		$1,733	$1,901

The Company recorded amortization expense related to amortizable intangible assets of $0.1 million and $0.2 million during the three months ended June 30, 2016 and 2015, respectively and $0.2 million and $0.3 million during the six months ended June 30, 2016 and 2015, respectively.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2016	$228
2017	$446
2018	$163
2019	$163
2020	$163
2021	$163

6.              Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued salaries and benefits	$1,259	$1,332
Accrued severance and other charges (1)	1,647	1,092
Accrued warranty (2)	244	228
Warrant liability (3)	360	3,072
Liability for consigned precious metals	1,052	543
Other	1,710	1,587
	$6,272	$7,854

(1) For additional information, refer to Note 7, “Severance and Other Charges”.

(2) For additional information, refer to Note 8, “Accrued Warranty”.

(3) For additional information, refer to Note 11, “Warrants” and Note 12, “Fair Value Measurements”.

7.              Severance and Other Charges

Severance and other charges consist of employee severance expense and lease exit costs, and the following summarizes the activity (in thousands):

		Lease Exit
	Severance	Costs	Total
December 31, 2015	$1,092	$-	$1,092
Provision	1,068	305	1,373
Payments	(818)	-	(818)
June 30, 2016	$1,342	$305	$1,647

8.              Accrued Warranty

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company generally warrants its products against defects between one and five years from date of shipment, depending on the product. The warranty reserves are established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. Historically, warranty returns have not been material.

The following summarizes the activity in the Company’s accrual for product warranty (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Balance at beginning of period	$228	$373
Accrued warranty expense	142	219
Warranty claims paid	(90)	(225)
Translation adjustment	(36)	(25)
Balance at end of period	$244	$342

9.              Notes Payable

Notes payable consists of the following (in thousands):

	June 30,	December 31,
	2016	2015
Line of credit with FGI	$2,992	$3,513
$0.8 million, 8% senior convertible promisory note due 2016	750	-
$0.5 million, 8% convertible pomissory note due 2016	500	-
$0.5 million, 8% convertible director note due 2017	500	-
$2.0 million, 8% shareholder note due 2017	2,000	-
$1.5 million, 8% convertible shareholder note due 2018 (1)	841	1,623
$3.0 million, 8% subordinated convertible shareholder note due 2018 (1)	1,538	2,972
$3.0 million, 8% convertible shareholder note due 2018 (1)	1,535	2,964
	10,656	11,072
Less current portion	(4,242)	(3,513)
	$6,414	$7,559

(1)	The aggregate amount of unamortized debt discount was $3.7 million and $0.1 million at June 30, 2016 and December 31, 2015 respectively. See below regarding recent amendments to the shareholder notes.

Line of credit with FGI

At June 30, 2016, the Company had $2.1 million of gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $1.7 million. At June 30, 2016, the Company also had $1.3 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at June 30, 2016 and December 31, 2015. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory.

Kanis S. A. Indebtedness

On April 1, 2016, the Company executed a Promissory Note (the “Kanis Note”) and entered into an amendment of existing loan agreements (the “Kanis Agreement”) with Kanis S.A. Pursuant to the terms of the Kanis Note, Kanis S.A. agreed to lend the Company $2.0 million at 8% per annum with a maturity date of September 30, 2017. Pursuant to the terms of the Kanis Agreement, the Company and Kanis S.A. agreed to amend prior loans with an aggregate outstanding principal balance of $7.5 million (collectively, the “Loan Agreements”), such that: (i) Kanis S.A. shall have the right to convert the principal balance of the Loan Agreements and any accrued interest thereon into common stock of the Company at any time prior to maturity at a conversion price equal to the lower of the closing price of CDTI’s common stock on the date before the date of the Kanis Agreement or as of the date when Kanis S.A. exercises its conversion right; and (ii) the Company shall have the right to mandatorily convert the $7.5 million principal balance and any accrued interest thereon into its common stock upon maturity of the Loan Agreements or earlier upon the occurrence of a Liquidity Event at a conversion price equal to the lower of the closing price of CDTI as of the date immediately before the date of the Kanis Agreement or at a 25% discount to the Liquidity Event price. A Liquidity Event is defined as a strategic investment in CDTI or a public stock offering by CDTI. The Company may prepay the principal and any interest due on the Loan Agreements at any time before their maturity date without penalty.

Certain financial instruments of the amendment required bifurcation and were determined to be an embedded derivative comprised of a conversion feature and a call option.  The conversion feature can be exercised at either $3.60, which is the closing stock price the day prior to the original agreement or at the market price when the conversion is exercised.  The call option can be executed by the Company in the event the Company completes a Liquidity Event.  The option will be at a 25% discount to the Liquidity Event pricing. At June 30, 2016 the bifurcated derivative liability was $1.2 million. The Company recognized a gain on the bifurcated derivative liability of $2.8 million in the three and six months ended June 30, 2016. For additional information on the bifurcated derivative liability, please see Note 12, “Fair Value Measurements”.

On June 30, 2016, the Company entered into a Letter Agreement (the “Kanis Exchange Agreement”) with Kanis S.A.  The Company agreed to an exchange with Kanis of an aggregate of $7,500,000 in principal amount of promissory notes and other indebtedness (collectively, the “Kanis Notes”) held by Kanis, plus accrued interest, for a number of shares of the Company’s common stock equal to (a) the principal amount of the Kanis Notes plus the accrued interest thereon through and including the date of the settlement of the exchange contemplated by the Kanis Exchange Agreement, divided by $1.6215.

Director note

On April 11, 2016, the Company executed a Convertible Promissory Note (the “Director Note”) with Lon E. Bell, Ph.D., one of the Company’s Directors. Pursuant to the terms of the Director Note, Dr. Bell agreed to lend the Company $0.5 million at 8% per annum and a maturity date of September 30, 2017. Dr. Bell has the right to convert the principal balance of the Director Note and any accrued interest thereon into common stock of the Company at any time prior to maturity at a conversion price equal to the lower of the closing price of CDTI on the date before the date of the Director Note or as of the date when Dr. Bell exercises his conversion right. The Company shall have the right to mandatorily convert the principal balance of the Director Note and any accrued interest thereon into its common stock upon maturity at a conversion price equal to the lower of the closing price of CDTI on the date before the date of the Director Note or on the maturity date. The Company shall also have the right to mandatorily convert the principal amount of the Director Note plus accrued interest thereon into its common stock concurrently with the closing of a Liquidity Event at a conversion price equal to the lower of the closing price of CDTI as of the date immediately before the date of this Director Note or at a 25% discount to the Liquidity Event price. A Liquidity Event is defined as a strategic investment in CDTI or a public stock offering by CDTI.

On May 18, 2016, (effective May 12, 2016), the Director Note was amended and restated to amend the conversion features contained therein. The Director Note, which originally had a floating conversion price, allowed Dr. Bell to convert the principal balance of the note and any accrued interest thereon at any time before payment into shares of the Company’s common stock at a fixed conversion price of $3.55 per share (subject to adjustment for stock splits, reverse stock splits, and similar events) (the “Conversion Price”), which was the closing consolidated bid price of the Company’s common stock on the trading day immediately prior to the date of issuance. In addition, the Company has the right to mandatorily convert the principal balance of the Director Note plus any accrued interest into shares of the Company’s common stock at the Conversion Price upon the earlier of the Maturity Date and the closing of a Liquidity Event if, and only if, the Conversion Price was less than the average closing price of the Company’s common stock for the five consecutive trading days ending on the trading day immediately preceding the date the Company exercises its conversion rights.

On June 30, 2016, the Company entered into a Letter Agreement (the “Bell Exchange Agreement”) with Dr. Bell.  The Company agreed to an exchange with Dr. Bell of the Director Note for a number of shares of the Company’s common stock equal to (a) the principal amount of the Bell Note plus the accrued interest thereon through and including the date of the settlement of the exchange contemplated by the Bell Exchange Agreement, divided by (b) $1.6215.

The transactions contemplated by each of the Kanis Exchange Agreement and the Bell Exchange Agreement are subject to the approval of the Company’s stockholders and therefore these condensed consolidated financial statements do not give effect to any adjustments that will arise from these agreements.

Note Purchase Agreement and Convertible Notes

On June 30, 2016, the Company also entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Haldor Topsøe A/S, a company organized under the laws of Denmark (“Haldor Topsøe”).  The Company agreed to sell and issue (i) a Senior Convertible Promissory Note (the “Senior Note”) in the principal amount of $0.75 million and (ii) a Convertible Promissory Note (the “Note”, and with the Senior Note, the “Convertible Notes”) in the principal amount of $0.5 million, each of which is convertible into the Company’s equity securities.

The Convertible Notes provide for interest at a rate of 8% per annum, mature on December 31, 2016 and bear no prepayment penalty. The Convertible Notes provide that they shall at no time be convertible into more than 779,350 shares (subject to adjustment for stock splits, reverse stock splits, and similar events) of the Company’s common stock and/or other securities convertible or exercisable for such number of shares of the Company’s common stock.

The Convertible Notes permit Haldor Topsøe to convert the principal balance of the Convertible Notes into shares of the Company’s common stock at a fixed conversion price of $1.6215 per share at any time.  In addition, the Senior Note permits Haldor Topsøe to convert the principal balance of the Senior Note into equity securities that the Company may issue in a future financing including any instruments or securities exchangeable for or convertible into equity securities, at the same price and on the same terms at which the Company sells equity securities in such future financing.  The Company has the right to mandatorily convert the Convertible Notes.  As long as the Company’s common stock continues to be listed on The NASDAQ Stock Market, LLC (“NASDAQ”) and the Company is not in default under the Note, the Company has the right to mandatorily convert the principal balance of the Note into shares of its common stock at the conversion price of $1.6215 per share at any time before payment and following the date of conversion of the Kanis Notes into the Company’s common stock.  The Company has the right to mandatorily convert the Senior Note, subject to satisfaction of the same conditions to conversion of the Note, upon consummation of a Qualified Financing into the equity securities the Company issues in the Qualified Financing at the same price and on the same terms at which it sells such equity securities in the Qualified Financing.  A “Qualified Financing” is defined as an equity or equity-linked financing in which the Company receives aggregate gross proceeds of at least $5.0 million (including the principal amount of the Senior Note converted in such financing).

Accrued interest under the Convertible Notes is not convertible into the Company’s equity securities and any interest that has accrued on principal amount converted into equity securities will be paid in cash at the time of such conversion.

Pursuant to the Note Purchase Agreement, the Company agreed, if requested by Haldor Topsøe, to expand the size of its board of directors by one member and appoint one person designated by Haldor Topsøe. Thereafter, until the later of (i) the date that the Convertible Notes have been paid in full or (ii) if 100% of the principal amount of the Convertible Notes have been converted into the Company’s common stock and/or other equity securities, the date Haldor Topsøe no longer owns at least eighty percent (80%) of such securities, the Company’s board shall include one person designated by Haldor Topsøe in the board’s slate of nominees to be submitted to stockholders at each meeting of stockholders of the Company where directors are to be elected.

Subordination Agreement

Concurrently with the execution of the Note Purchase Agreement, Kanis, the Company and Haldor Topsøe executed a Debt Subordination Agreement, dated June 30, 2016, pursuant to which Kanis agreed to subordinate the Company’s obligations under that certain Promissory Note in favor of Kanis, dated as of April 1, 2016, in the initial principal amount of $2.0 million, to the payment to Haldor Topsøe of all indebtedness under the Senior Note.

10.       Stockholders’ Equity

On February 12, 2016, at a special meeting of the Company’s stockholders, the Company’s stockholders voted to approve an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares from 24.0 million shares to 100.0 million shares. Further, on February 12, 2016, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Restated Certificate of Incorporation (the “Amendment”) which increased the number of authorized shares from 24.0 million shares to 100.0 million shares, ninety-nine million nine hundred thousand (99.9 million) of which are designated as common stock and one hundred thousand (0.1 million) of which were designated as preferred stock. On May 25, 2016, at the annual meeting of the Company’s Stockholders, the Company’s stockholders voted to approve an amendment to the Restated Certificate of Incorporation to reduce the total number of shares authorized under the Restated Certificate of Incorporation from 100.0 million to 20.0 million. On July 21, 2016, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Restated Certificate of Incorporation, which reduced the number of authorized shares from 100.0 million shares to 20.0 million shares, nineteen million nine hundred thousand (19.9 million) of which are designated as common stock and one hundred thousand (0.1 million) of which are designated as preferred stock.

On May 25, 2016 at the Company’s Annual Meeting of Stockholders, the stockholders also voted to approve the amendment of the Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock.  On July 21, 2016, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of Delaware to effect a one-for-five reverse stock split of the Company’s common stock, (the “Reverse Stock Split”). The amendment became effective on July 22, 2016.  As a result of the Reverse Stock Split, every five (5) shares of the Company’s issued and outstanding common stock were combined and reclassified into one (1) share of the Company’s common stock, which began trading on a split-adjusted basis on the NASDAQ Capital Market on July 25, 2016 with a new CUSIP number of 18449C500. The Reverse Stock Split did not change the par value of the Company’s common stock.  All share and per share information disclosed as of June 30, 2016 and for all other comparative periods provided, have been retroactively adjusted to reflect the Reverse Stock Split.

During the six months ended June 30, 2016, the increase in additional paid-in capital was attributable to (i) a $1.1 million reclassification of the fair value of warrants exercised, see Note 11, “Warrants” and (ii) $0.6 million of stock-based compensation expense.

11.       Warrants

Warrants outstanding and exercisable are summarized as follows:

		Weighted
		Average
		Exercise	Range of
	Shares(1)	Price	Exercise Prices
Outstanding at December 31, 2015	913,441	$7.45	$0.05 - $22.50
Exercised	(337,228)	$0.05	$.05
Expired	(12,215)	$22.50	$22.50
Outstanding at June 30, 2016	563,998	$11.61	$6.10-$21.00
Exercisable at June 30, 2016	563,998	$11.61	$6.10-$21.00

(1) Outstanding and exercisable information includes 21,920 equity-classified warrants.

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

The assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability for these warrants outstanding are as follows:

	June 30, 2016			December 31, 2015
Issued April 2014
Number of warrants	29,600	(1)	132,800	29,600	(1)	132,800
CDTi stock price	$1.65		$1.65	$4.70		$4.70
Strike price	$8.50		$21.00	$8.50		$21.00
Expected volatility	91.2%		103.8%	96.7%		94.4%
Risk-free interest rate	0.8%		0.8%	1.6%		1.5%
Dividend yield	—		—	—		—
Expected life in years	3.9		3.3	4.4		3.8

(1) Concurrent with the November 2015 offering, these warrants were exchanged for warrants with a different strike price and term.

	June 30,	December 31,
	2016	2015
Issued November 2014
Number of warrants	77,677	77,677
CDTi stock price	$1.65	$4.70
Strike price	$8.50	$8.50
Expected volatility (1)	95.0%	96.6%
Risk-free interest rate	0.9%	1.6%
Dividend yield	—	—
Expected life in years	3.9	4.4

	June 30, 2016			December 31, 2015
Issued June 2015
Number of warrants	63,999	(1)	35,999	63,999	(1)	35,999
CDTi stock price	$1.65		$1.65	$4.70		$4.70
Strike price	$8.50		$13.25	$8.50		$13.25
Expected volatility	96.7%		93.5%	110.3%		102.3%
Risk-free interest rate	1.0%		0.9%	1.8%		1.7%
Dividend yield	—		—	—		—
Expected life in years	5.0		4.4	5.5		4.9

(1) Concurrent with the November 2015 offering, these warrants were exchanged for warrants with a different strike price and term.

	June 30,	December 31,
	2016	2015
Issued November 2015
Number of warrants	154,199	154,199
CDTi stock price	$1.65	$4.70
Strike price	$8.50	$8.50
Expected volatility	96.5%	96.6%
Risk-free interest rate	1.0%	1.8%
Dividend yield	—	—
Expected life in years	5.0	5.5

The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability for warrants outstanding with full-ratchet down-round protection are as follows:

	June 30, 2016			December 31, 2015
Issued July 2013
Number of warrants	18,800	(1)	13,000	18,800	(1)	13,000
CDTi stock price	$1.73		$1.73	$4.70		$4.70
Strike price	$6.10		$6.10	$6.10		$6.10
Expected volatility	95.2%		85.0%	95.5%		99.1%
Risk-free interest rate	0.8%		0.6%	1.5%		1.2%
Dividend yield	—		—	—		—
Expected life in years	3.4		2.0	3.9		2.5

(1) In connection with a letter agreement, dated October 7, 2015, the Company agreed to amend the term of these warrants in order to extend the expiration date until November 11, 2019.

	June 30,	December 31,
	2016	2015
Issued November 2014
Number of warrants	16,000	16,000
CDTi stock price	$1.73	$4.70
Strike price	$6.10	$6.10
Expected volatility (1)	95.2%	95.5%
Risk-free interest rate	0.8%	1.5%
Dividend yield	—	—
Expected life in years	3.4	3.9

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

Assets and liabilities measured at fair value on the Company’s balance sheet on a recurring basis include the following at June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurement at June 30, 2016
	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	-	-	$360
Bifurcated derivative liability	-	-	$1,182

	Fair Value Measurement at December 31, 2015
	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	-	-	$3,072

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the six months ended June 30, 2016.

The following is a reconciliation of the warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, measured at fair value using Level 3 inputs (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Balance at beginning of period	$3,072	$1,474
Issuance of common stock warrants	-	845
Exercise of common stock warrants	(1,124)	-
Remeasurement of common stock warrants	(1,588)	272
Balance at end of period	$360	$2,591

The following is a reconciliation of the embedded derivative measured at fair value using significant unobservable inputs, Level 3 (in thousands):

Six Months Ended June 30,
2016
Balance at beginning of period	$-
Transfers in and/or out of Level 3	-
Initial valuation of bifurcated derivative liability	3,936
Remeasurement of bifurcated derivative liability	(2,754)
Balance at end of period	$1,182

Upon amendment of the Kanis debt on April 1, 2016, the convertible debt required bifurcation and accounting at fair value.  The resulting embedded derivative is comprised of a conversion option, the exercise of which would require shareholder approval, as well as a call option the Company may exercise in the event of a Liquidity Event.  The call option would be at a 25% discount to the Liquidity Event price. The company uses a Monte Carlo simulation model to estimate the fair value of the embedded derivative portion of the Kanis debt.

The valuation methodology as described above requires considerable judgment and may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes the valuation method is appropriate and consistent with other market participants, the use of different methodology or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The fair values of the Company’s cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of the line of credit approximates its carrying value due to the variable interest rates. The fair value of the convertible promissory notes payable calculated using a net present value model was $1.1 million at June 30, 2016.  The fair value of the director note calculated using a net present value model was $0.5 million at June 30, 2016 and the fair value of the Kanis debt using a net present value model was $7.4 million at June 30, 2016.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

13. Earnings per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares. Dilutive potential common shares include employee stock options and restricted share units and warrants and debt that are convertible into the Company’s common stock.

The following table sets forth the composition of weighted average shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$1,343	$(2,416)	$(1,428)	$(5,445)

Basic weighted average number of common shares outstanding	3,848	2,969	3,747	2,901
Effect of stock options, restricted stock units and warrants computed on treasury stock method	896	—	—	—
Effect of convertible debt computed on treasury stock method	5,896	—	—	—
Diluted weighted average number of common shares outstanding	10,640	2,969	3,747	2,901

Because the Company incurred net losses in the six months ended June 30, 2016 and the three and six months ended June 30, 2015, the effect of potentially dilutive securities has been excluded in the computation of diluted loss per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 0.6 million shares during the three months ended June 30, 2015, and 6.9 million and 0.5 million shares during the six months ended June 30, 2016 and 2015, respectively.

14.       Commitments and Contingencies

The Company leases facilities under non-cancellable operating leases. The leases expire at various dates through fiscal 2018 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance and maintenance costs, and provisions for minimum rent increases. Minimum leases payments, including scheduled rent increases are recognized as rent expenses on a straight-line basis over the term of the lease.

Concentration of Risk

For the three months ended June 30, 2016 and 2015, one automotive OEM customer accounted for 54% and 60%, respectively of the Company’s revenues and for the six months ended June 30, 2016 and 2015, 55% and 59%, respectively. This customer accounted for 36% and 31% of the Company’s accounts receivable at June 30, 2016 and December 31, 2015, respectively. No other customers accounted for 10% or more of the Company’s revenues or accounts receivable for these periods.

For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Vendor	Supplies	2016	2015	2016	2015
A	Substrates	34%	34%	35%	37%
B	Substrates	*	13%	*	12%

* less than 10%

Litigation

The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s condensed consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the unaudited condensed consolidated financial statements as of June 30, 2016, nor is it possible to estimate what litigation-related costs will be in the future.

California Air Resources Board (“CARB”)

By email dated June 26, 2015, CARB asserted the Company had deficiencies in compliance with the Verification Procedure, Aftermarket Parts Regulations and the Vehicle Code. The initial penalty calculated by CARB for these alleged violations was $1.8 million, with the largest component relating to the use of empty center bodies to allow trucks to be placed back in service while warranty claims are being evaluated. This process is now explicitly permitted by regulation, but was not permitted at the time of the alleged violation. Although the Company disagreed, and continues to disagree, with CARB’s findings, the Company has cooperated with CARB’s investigation and is discussing with CARB whether and to what extent the payment of monetary penalties would be appropriate. After review and evaluation of CARB’s findings and publicly available CARB settlements for similar matters, the Company has accrued an expense of less than $0.1 million as of December 31, 2015 for a proposed settlement provided to CARB to resolve this matter. During 2016, CARB responded to the Company’s proposed settlement with a counter-proposal of $0.8 million by cutting certain components of their initial penalty in half and reducing certain penalties. In April 2016, the Company responded to CARB with a counter offer that was less than $0.1 million. CARB then responded with a counter offer of approximately $0.2 million. In July 2016, the Company provided a counter offer of $0.1 million.  In the event that a mutually satisfactory agreement cannot be reached, the Company plans to defend any formal action taken by CARB. After review and evaluation of CARB’s findings and publicly available CARB settlements for similar matters, the Company has accrued an expense of $0.1 million as of June 30, 2016.

For information related to commitments and contingencies related to Applied Utility Systems, a former subsidiary of the Company that was sold in 2009, refer to Note 16, “Discontinued Operations”.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements and there are no claims that the Company is aware of that could have a material effect on the consolidated financial position and results of operations.

15.       Segment Reporting and Geographic Information

In the past, the Company operated with two reportable business division segments based on the products it delivered.  Beginning in the last quarter of 2015, the Company had been transitioning from a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials technology provider for these markets.  During the second quarter of 2016, the transition was completed and the Company now views its operations and measures its business as one reportable segment.

Net sales by geographic region based on the location of the Company’s point of sale is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	$6,513	$6,296	$12,390	$12,643

Canada	1,243	2,835	4,421	5,957
Europe	650	807	1,341	1,679
Total international	1,893	3,642	5,762	7,636
Total revenues	$8,406	$9,938	$18,152	$20,279

16.       Discontinued Operations

Applied Utility Systems, Inc.

The Company is undergoing a sales and use tax audit by the State of California (the “State”) on Applied Utility Systems, Inc. “AUS” for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.5 million, inclusive of interest. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State. On August 12, 2013, the Company appeared at an appeals conference with the State Board of Equalization (“BOE”). On July 21, 2014, the Company received a Decision and Recommendation (“D&R”) from the BOE. The D&R’s conclusion was that the basis for the calculation of the aforementioned $1.5 million tax due should be reduced from $12.2 million to $9.0 million with a commensurate reduction in the tax owed to the State. Based on a re-audit, the BOE lowered the tax due to $0.9 million, inclusive of interest. The Company continues to disagree with these findings based on the aforementioned reasons. However, in October 2015, the Company offered to settle this case for $0.1 million, which is based on the expected cost of continuing to contest this audit. Accordingly, an accrual was charged to discontinued operations during the year ended December 31, 2015, and this accrual is also recorded as a liability as of June 30, 2016. Should the Company not prevail with the offer to settle this case, it plans to continue with the appeals process. Further, should the Company not prevail in this case, it will pursue reimbursement from the customer for all assessments from the State.

17.       Subsequent Events

On February 12, 2016 the Company received a letter from the Listing Qualifications staff of The NASDAQ Stock Market LLC (NASDAQ) indicating that the Company’s common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days, as required by NASDAQ Listing Rule 5550 (a)(2).  If the Company was not able to cure the deficiency, its common stock would be subject to delisting.

To address the deficiency, the Company effected a one-for-five reverse stock split and on August 8, 2016, the Company received a letter from the Listing Qualifications staff of The NASDAQ indicating that the Company had regained compliance with Listing Rule 5550(a)(2) and the matter was now closed.

On April 1, 2016, the Company received a second letter from the Listing Qualifications staff of NASDAQ indicating that the Company failed to meet the requirement to maintain a minimum stockholders’ equity of $2,500,000, as set forth in NASDAQ Listing Rule 5550(b)(1).  The Company submitted a compliance plan to NASDAQ, requesting an extension until September 15, 2016 to successfully complete its plan and demonstrate compliance with the rule.  On May 27, 2016, NASDAQ granted the Company an extension of time to regain compliance with the minimum stockholders’ equity rule.  Pursuant to the extension, (i) on or before June 30, 2016, the Company must have entered into certain definitive agreements that it identified in its plan of compliance, the consummation of which would cure the deficiency, and (ii) on or before September 15, 2016, the Company must consummate the transactions contemplated by the definitive agreements and demonstrate compliance with the minimum stockholders’ equity rule.  On June 30, 2016, the Company entered into the definitive agreements that it had identified in its plan of compliance, and the Company is pursuing consummation of the transactions contemplated by the definitive agreements.

On August 25, 2016 the Company will hold a special meeting of its stockholders to consider and vote to approve, in exchange for outstanding promissory notes and other evidences of debt in the aggregate principal amount of $7.5 million plus accrued interest thereon owed by the Company to Kanis S.A., the issuance of a number of shares of the Company’s common stock determined by dividing the Kanis S.A. indebtedness as of the date of the exchange by $1.6215, and to approve, in exchange for an outstanding promissory note in the aggregate principal amount of $0.5 million plus accrued interest thereon owed by the Company to Dr. Bell , the issuance of a number of shares of the Company’s common stock determined by dividing the Bell indebtedness as of the date of the exchange by $1.6215.  If the Company’s stockholders approve the issuance of shares in exchange for the Kanis S.A. and Bell indebtedness, the Company expects to exercise its right to mandatorily convert an additional $0.5 million in principal amount of indebtedness owed by the Company to Haldor Topsøe at a conversion price of $1.6215 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

As used in this Quarterly Report on Form 10-Q, the terms “CDTi” or the “Company” or “we,” “our” and “us” refer to Clean Diesel Technologies, Inc. and its consolidated subsidiaries.

In addition, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties, as well as assumptions, which could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements generally are identified by the words “may,” “will,” “project,” “might,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “should,” “could,” “would,” “strategy,” “plan,” “continue,” “pursue,” or the negative of these words or other words or expressions of similar meaning. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. These forward-looking statements are based on information available to us, are current only as of the date on which the statements are made, and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. For examples of such risks and uncertainties, please refer to the discussion under the caption “Risk Factors” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 and our other filings with the SEC.

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

Overview

We have more than 15 years of history of supplying catalysts to light duty vehicle OEMs and 35 years of experience in the heavy duty diesel systems market. During these periods, we have developed a substantial portfolio of patents and related proprietary rights and extensive technological know-how. We supply our proprietary catalyst technologies to major automakers, heavy duty truck manufacturers, catalyst manufacturers, distributors, integrators and retrofitters. Our business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants.

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

Strategy

We have repositioned CDTi as a provider of advanced materials technology for emission controls applications. We believe that this strategy will allow us to achieve greater scale and higher return on our technology investment than in the past. In the short term, we expect to focus our efforts and resources in pursuing opportunities in fast growing markets in China, India and North America that we believe can be served profitably with our advanced materials technology.

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

Potential Change in Control

On August 25, 2016, we will hold a special meeting of our stockholders to consider and vote to approve (i) in exchange for outstanding promissory notes and other evidences of debt in the aggregate principal amount of $7.5 million plus accrued but unpaid interest thereon owed by us to Kanis S.A., the issuance of a number of shares of our common stock determined by dividing the Kanis S.A. indebtedness as of the date of the exchange by $1.6215, and (ii) in exchange for an outstanding promissory note in the aggregate principal amount of $0.5 million plus accrued but unpaid interest thereon owed by us to Dr. Lon Bell, one of our directors, the issuance of a number of shares of our common stock determined by dividing the Bell indebtedness as of the date of the exchange by $1.6215.  If our stockholders approve the issuance of shares in exchange for the Kanis S.A. and Bell indebtedness, we expect to exercise our right to mandatorily convert an additional $0.5 million in principal amount of indebtedness owed by us to Haldor Topsøe A/S at the same conversion price of $1.6215 per share.

If settlement of the Kanis S.A. and Bell debt exchange transactions and the mandatory conversion of the Haldor Topsøe A/S promissory note occurs on August 30, 2016, the third business day following the special meeting, the Kanis S.A., Bell and Haldor Topsøe indebtedness would total approximately $8.9 million (consisting of $8.5 million of principal and $0.4 million of accrued interest) and we would issue in cancellation thereof approximately 5.5 million shares of our common stock, representing approximately 58.4% of the issued and outstanding shares of common stock after such issuance, of which approximately 51.7% of our issued and outstanding shares of common stock would be issued to Kanis S.A.

Settlement of the Kanis S.A. and Bell debt exchange transactions and the mandatory conversion of the Haldor Topsøe A/S promissory note will increase the number of shares of common stock issued and outstanding by approximately 5.5 million shares, resulting in substantial dilution of the percentage ownership of CDTi held by current stockholders.  Settlement of the Kanis S.A exchange also will result in a change in control of the Company with Kanis S.A. being the largest owner of our common stock, our only outstanding voting securities, in an amount greater than 50% of the issued and outstanding shares of common stock. As a result, Kanis will be able to determine, among other matters presented to our stockholders for a vote, the individuals elected to our Board, and our current stockholders will have a limited ability to influence significant corporate decisions requiring stockholder approval. In addition, Kanis S.A.’s ownership of a majority of our total voting power could, under certain circumstances, discourage or make more difficult and expensive a third party’s pursuit of a change of control of the Company.

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

Impact of Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements see “Note 3, “Summary of Significant Accounting Policies– Recent Accounting Pronouncements” in the accompanying notes to the unaudited condensed consolidated financial statements.

Factors Affecting Future Results

DuraFit™

In the third quarter of 2014, we introduced CDTi’s DuraFit™ OEM replacement diesel particulate filters (“DPFs”) to provide an alternative to OEM manufactured parts. According to market analysis firm Power System Research, manufacturers in North America have produced an average of 250,000 heavy duty on-road diesel vehicles equipped with DPFs each year since 2007 to comply with EPA requirements. The typical OEM warranty on DPFs is 5 years and has now expired for many vehicles that entered service between 2007 and 2011. The total population of vehicles with out-of-warranty DPFs is growing rapidly creating a significant market opportunity as those DPFs fail and require replacement.  According to a 2012 industry report, the market for medium and heavy duty vehicle after-treatment maintenance and repair is projected to grow from $0.5 billion in 2010 to $3.0 billion by 2017.  Sales of CDTi’s DuraFitTM OEM replacement parts increased significantly during 2015 and are expected to grow substantially in 2016 and beyond.

Customer Dependency and Relationship with Honda

Historically, we have derived a significant portion of our revenue from a limited number of customers. Sales to Honda represented 54% and 55% of our revenues for the three and six months ended June 30, 2016 and 57% for the year ended December 31, 2015. However, based on discussions with Honda, and acceleration of our powder-to-coat strategy, we anticipate that our supply of coated catalysts to Honda will begin to significantly decline in the second half of 2017, as certain current vehicle models are phased out. Accordingly, it will be critical that our advanced materials business strategy produces revenue with new customers, which may include Honda, directly or indirectly, to replace revenues from our current core catalyst business.

Results of Operations

In the past, the Company operated with two reportable business division segments based on the products it delivered.  Beginning in the last quarter of 2015, the Company had been transitioning from a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials technology provider of proprietary powders for these markets.  During the second quarter, the transition was completed and the Company now views its operations and measures business as one reportable segment.

Comparison of Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	$	Revenues	$	Revenues	$	Revenues	$	Revenues
	(unaudited)
	(in thousands, except percentages)
Revenues	$8,406	100%	$9,938	100%	$18,152	100%	$20,279	100%
Cost of revenues	6,719	80%	7,171	72%	13,728	76%	14,694	72%
Gross profit	1,687	20%	2,767	28%	4,424	24%	5,585	28%
Operating expenses:
Research and development	1,431	17%	1,854	19%	3,193	18%	3,973	19%
Selling, general and administrative	2,827	34%	3,021	30%	6,227	34%	6,434	32%
Severance and other charges	581	7%	-	0%	1,373	7%	-	0%
Total operating expenses	4,839	58%	4,875	49%	10,793	59%	10,407	51%
Loss from operations	(3,152)	(37)%	(2,108)	(21)%	(6,369)	(35)%	(4,822)	(24)%
Other income (expense):
Interest expense	(756)	(9)%	(301)	(3)%	(1,148)	(6)%	(577)	(3)%
Gain on bifurcated derivative liability	2,754	33%	-	0%	2,754	15%	-	0%
Gain (loss) on warrant liability	792	9%	(529)	(5)%	1,588	9%	(272)	(1)%
Other income (expense), net	1,008	12%	305	3%	628	3%	166	1%
Total other income (expense)	3,798	45%	(525)	(5%)	3,822	21%	(683)	(3)%
Income (loss) before income tax benefit	646	8%	(2,633)	(26)%	(2,547)	(14)%	(5,505)	(27)%
Income tax benefit	(697)	(8)%	(217)	(2)%	(1,119)	(6)%	(60)	0%
Net income (loss)	$1,343	16%	$(2,416)	(24)%	$(1,428)	(8)%	$(5,445)	(27)%

Revenues

	Three Months Ended June 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Coated catalysts	$4,830	57%	$6,112	61%	$(1,282)	(21)%
Emission control systems	2,946	35%	3,643	37%	(697)	(19)%
Technology and advanced materials	630	8%	183	2%	447	*
Total revenues	$8,406	100%	$9,938	100%	$(1,532)	(15)%

* Change in excess of 100%

	Six Months Ended June 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Coated catalysts	$10,441	57%	$12,279	60%	$(1,838)	(15)%
Emission control systems	6,862	38%	7,658	38%	(796)	(10)%
Technology and advanced materials	849	5%	342	2%	507	*
Total revenues	$18,152	100%	$20,279	100%	$(2,127)	(10)%

* Change in excess of 100%

Coated catalyst revenue is generated from the sale of our high performance catalysts which reduce emission from gasoline, diesel and natural gas combustion engines.  Emission control systems revenues are generated from the sale of products in our extensive line of heavy duty applications including DuraFitTM, OEM replacement diesel particulate filters (“DPFs”), and diesel oxidation catalysts (“DOCs”) sold through our distribution/dealer network and direct sales. Technology and advanced materials revenues included licenses and royalties, as well as sales of our advanced materials platform.

Our lower coated catalysts revenues are largely attributable to the timing of sales to our Japanese OEM customer. The decline in revenues from our emission control systems is due to the anticipated continuing contraction of the retrofit market partially offset by sales into the OEM replacement market under the DuraFit™ brand name.  New licensing agreements drove the increase in revenue from technology and advanced materials.  The timing and amounts of revenue generated from licensing agreements will fluctuate.

Cost of revenues

	Three Months Ended June 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues	$6,719	80%	$7,171	72%	$(452)	(6)%

	Six Months Ended June 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues	$13,728	76%	$14,694	72%	$(966)	(7)%

Costs or revenues include the costs of materials and assembly labor, as well as assembly services, and labor and overhead costs associated with manufacturing and product procurement, planning and quality assurance.  Our cost of revenues is affected by various factors, including product mix, volume, and provisions for excess and obsolete inventories, materials, labor and overhead costs, as well as manufacturing efficiencies. Our cost of revenues as a percentage of revenues is affected by these factors, as well as customer mix, volume, pricing and competitive pricing programs.

The increase in cost of revenues as a percentage of revenues resulted from costs associated with the shut-down of our Canadian facility, and transitioning the manufacturing from that facility to outside parties.

Operating expenses

	Three Months Ended June 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$1,431	17%	$1,854	19%	$(423)	(23)%
Selling, general and administrative	2,827	34%	3,021	30%	(194)	(6)%
Severance and other charges	581	7%	-	0%	581	*
Total operating expenses	$4,839	58%	$4,875	49%	$(36)	(1)%

* Percentage not meaningful

	Six Months Ended June 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$3,193	18%	$3,973	19%	$(780)	(20)%
Selling, general and administrative	6,227	34%	6,434	32%	(207)	(3)%
Severance and other charges	1,373	7%	-	0%	1,373	*
Total operating expenses	$10,793	59%	$10,407	51%	$386	4%

* Percentage not meaningful

Research and development expenses consist primarily of compensation expense for employees and contractors engaged in research, design and development activities, as well costs paid to outside parties for testing, validation and certification of our products.  Selling, general and administrative expenses consist primarily of compensation expense, legal and professional fees, facilities expenses, and communication expenses.  Severance and other charges related solely to the closure of our Canadian facility and the transfer of operations to our California facility and include severance costs, equipment disposal, moving costs, and building exit costs.

Research and development expenses

The decrease is primarily a result of headcount reduction as well as reduced outside testing of our advanced materials, as the fundamental research of our new key materials, such as SPGM-DOC™, BMARS™ and Spinel™, have largely transitioned out of fundamental research into applications development for specific market opportunities.

Selling, general and administrative expenses

We decreased general and administrative costs including payroll and benefits expenses, as a result of the closure of our Canadian facility and changes made at our California location. The decrease was partially offset by payroll increases for the sales organization driven by key hires made in the second half of 2015 to grow DuraFit™ and our advanced materials strategy. There was also an increase in stock compensation as a result of awards made in 2015.

Severance and other charges

The increase was due to the recent closure of our Canadian facility.

Other Income

	Three Months Ended June 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(756)	(9)%	$(301)	(3)%	$(455)	*
Gain on bifurcated derivative liability	2,754	33%	-	0%	2,754	#
Gain (loss) on warrant liability	792	9%	(529)	(5)%	1,321	*
Other income (expense), net	1,008	12%	305	3%	703	*
Total other income (expense)	$3,798	45%	$(525)	(5)%	$4,323	*

* Change in excess of 100%

# Percentage not meaningful

	Six Months Ended June 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(1,148)	(6)%	$(577)	(3)%	$(571)	99%
Gain on bifurcated derivative liability	2,754	15%	-	0%	2,754	#
Gain (loss) on warrant liability	1,588	9%	(272)	(1)%	1,860	*
Other income (expense), net	628	3%	166	1%	462	*
Total other income (expense)	$3,822	21%	$(683)	(3)%	$4,505	*

* Change in excess of 100%

# Percentage not meaningful

The increase in other income (expense) was primarily due to warrant liability re-measurements and foreign currency exchange gains. Further, interest expense increased due to increased utilization of our line of credit balance and the amortization of the debt discount on the embedded derivative.

Income Tax Benefit

We incurred income tax benefit of $0.7 million in the three months ended June 30, 2016 and $1.1 million in the six months ended June 30, 2016, and $0.2 million and $0.1 million for the comparable periods in the prior year. The effective income tax rates were 38.0% and 8.2% for the three months ended June 30, 2016 and 2015, respectively and 11.5% and 1.1% for the six months ended June 30, 2016 and 2015, respectively. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and United Kingdom jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of June 30, 2016, we had an accumulated deficit of $201.0 million compared to $199.6 million at December 31, 2015. We also have had negative cash flows from operations since inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

We had $0.9 million in cash at June 30, 2016 compared to $3.0 million at December 31, 2015. At June 30, 2016, $0.7 million of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom.  If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

We have a $7.5 million secured demand financing facility backed by our receivables and inventory with Faunus Group International, Inc., or FGI, that terminates on August 15, 2016 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For details regarding the FGI facility, refer to the “—Description of Indebtedness” discussion below. At June 30, 2016, we had $3.0 million in borrowings outstanding under this facility with $4.5 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

On May 19, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015. Shelf registration statements are intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.  The Form S-3 permits us to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of our public float in any 12-month period.  At June 30, 2016, we had sold an aggregate of $3.1 million using the Form S-3 and remained eligible to sell pursuant to the 12-month limitation an aggregate of $2.0 million of securities.

Based on our current cash levels and our current and anticipated usage of cash resources, we will require additional financing in the form of funding from outside sources during the third quarter of 2016. We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. Our continuation as a going concern is dependent upon our ability to obtain adequate additional financing, including financing from equity sales and/or asset divestitures. Presently, we are not in compliance with continued listing requirements of NASDAQ, as discussed in Part II – Item 1A. Risk Factors of this quarterly report, and our common stock is at risk of being delisted from The NASDAQ Capital Market. If our common stock is delisted, and during the period in which our common stock is at risk of being delisted, it will be more difficult for us to raise equity financing. There is no assurance that we will be able to obtain such financing or achieve projected levels of revenue and maintain access to sufficient working capital, and accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next twelve months. If we are unable to obtain the necessary capital, we will be forced to license or liquidate our assets, significantly curtail or cease our operations and/or seek reorganization under the U.S. Bankruptcy Code.

The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
			Change
	2016	2015	$	%
	(unaudited)
	(in thousands)
Cash (used in) provided by :
Operating activities	$(5,364)	$(5,282)	$(82)	2%
Investing activities	$(2)	$(241)	$239	(99)%
Financing activities	$3,249	$5,231	$(1,982)	(38)%

Cash used in operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters. During the six months ended June 30, 2016, cash used in operations was $5.4 million. Cash flows were largely impacted by the loss from operations, adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in fair value of the liability-classified warrants and embedded derivative, and foreign currency gains.

Accounts receivable at June 30, 2016 is $4.4 million and is comparable to December 31, 2015.  Inventory levels increased $0.4 million at June 30, 2016 from $7.9 million at December 31, 2015 to meet our projected growth for the DuraFit™ product line.  Prepaid expenses and other current assets increased $3.2 million due to the $1.5 million receivable due at June 30, 2016 from Haldor Topsøe, a $0.8 million increase in income tax receivable relating to the Canadian facility and a $0.2 million increase in royalties receivable on ARIS™ injectors. Our accounts payable, accrued expenses and other current liabilities remained comparable to December 31, 2015.

Cash provided by investing activities

Investing activities had only a minor use of cash as capital expenditures in the six months ended June 30, 2016 were almost entirely offset by proceeds from the sale of fixed assets related to the closure of our Canadian facility.

Cash provided by financing activities

Cash provided by financing activities was due to $2.0 million generated from the promissory note entered into with Kanis S.A. on April 1, 2016, $0.5 million generated from the promissory note entered into with Lon E. Bell, Ph.D., one of CDTi’s directors, on April 11, 2016 and $1.25 million generated from the sale of convertible notes with Haldor Topsøe on June 30, 2016.  The Company also had $1.1 million of its outstanding warrants exercised in the six months ended June 30, 2016.  Cash provided by financing was partially offset by a $0.5 million decrease in net borrowings under our demand line of credit during the six months ended June 30, 2016 as compared to December 31, 2015.

Description of Indebtedness

	June 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
Line of credit with FGI	$2,992	$3,513
$0.8 million, 8% senior convertible promisory note due 2016	750	—
$0.5 million, 8% convertible pomissory note due 2016	500	—
$0.5 million, 8% convertible director note due 2017	500	—
$2.0 million, 8% shareholder note due 2017	2,000	—
$1.5 million, 8% convertible shareholder note due 2018	841	1,623
$3.0 million, 8% subordinated convertible shareholder note due 2018	1,538	2,972
$3.0 million, 8% convertible shareholder note due 2018	1,535	2,964
	$10,656	$11,072

We have a $7.5 million secured demand facility with FGI backed by our receivables and inventory. FGI can cancel the facility at any time.

Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and certain of our subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. At June 30, 2016, the inventory sublimit was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility. While the overall credit limit and inventory sublimit were not changed, borrowing against Honda inventory has been limited to $0.2 million by FGI due to their concerns about customer concentration.

The interest rate on advances or borrowings under the FGI facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI facility, and was 6.50% at June 30, 2016 and December 31, 2015.

We were in compliance with the terms of the FGI facility at June 30, 2016. However, there is no guarantee that we will be able to borrow the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

For additional information on our indebtedness, refer to Note 9, “Notes payable”.

Capital Expenditures

As of June 30, 2016, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of June 30, 2016, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our Asian investment, we had no material commitments other than the liabilities reflected in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For additional information, refer to Note 14, “Commitments and Contingencies”.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, because of the un-remediated material weaknesses described below, that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

However, giving full consideration to the material weaknesses, our Chief Executive Officer and our Chief Financial Officer have concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects our condensed consolidated balance sheets, condensed consolidated statements of comprehensive loss and condensed consolidated statements of cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.

Material Weakness Related to Inventory Costing and Capitalization of Manufacturing Variances

During the fourth fiscal quarter of 2015, our Chief Executive Officer and Chief Financial Officer identified a material weakness related to our inventory costing and the capitalization of certain manufacturing variances at our former Canadian manufacturing facility that we closed earlier this year. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This control deficiency resulted in the reasonable possibility that a material misstatement in the valuation of inventory would not be prevented or detected on a timely basis. This material weakness was identified and any resulting errors corrected prior to the completion of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

•                  Redesign controls to ensure proper inventory costing and the capitalization of certain manufacturing variances.

Material Weakness Related to Embedded Derivatives

During the second fiscal quarter of 2016, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our controls over accounting for embedded derivatives requiring bifurcation and valuation modeling.  We did not design effective controls to adequately assess the related accounting. This control deficiency resulted in the reasonable possibility that a material misstatement in the valuation of our recently modified convertible debt would not be prevented or detected on a timely basis.  This material weakness was identified and any resulting error corrected prior to the completion of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Remediation Plan

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. The following steps are being taken to address our material weakness:

•                  Supplementing our accounting professionals with additional resources that have expertise in accounting for embedded derivatives requiring bifurcation and valuation modeling.

In addition to the changes described above, management will continue to evaluate and enhance the complement of its resources in 2016, as needed, to address the material weaknesses identified above.

We will not consider the material weaknesses remediated until our controls are operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 14, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.  Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to such risk factors during the six months ended June 30, 2016, except as follows:

We could be delisted from NASDAQ, which could seriously harm the liquidity of our stock and our ability to raise capital.

On February 12, 2016, we received a letter from the Listing Qualifications staff of The NASDAQ Stock Market LLC (NASDAQ) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in NASDAQ Listing Rule 5550(a)(2). However, if it appeared to the NASDAQ Staff that we would not be able to cure the deficiency, or if we were then otherwise not eligible, NASDAQ would provide notice that our common stock would be subject to delisting. In an effort to cure the closing bid price deficiency, our Board of Directors approved a one-for-five reverse stock split of all issued and outstanding shares of our common stock, and was approved by our stockholders at our annual meeting of stockholders on May 25, 2016.  On July 22, 2016, the Company effected a one-for-five reverse stock split.  On August 8, 2016, the Company received a letter from the Listing Qualifications staff of The NASDAQ indicating that from July 25, 2016 to August 5, 2016, the closing bid price of the Company’s common stock had been at $1.00 per share or greater, and as such, the Company had regained compliance with Listing Rule 5550(a)(2) and the matter was now closed.

On April 1, 2016, we received a second letter from the Listing Qualifications staff of NASDAQ indicating that, based upon our stockholders’ equity as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, we no longer meet the requirement to maintain a minimum stockholders’ equity of $2,500,000, as set forth in NASDAQ Listing Rule 5550(b)(1), and that we did not meet the other alternative tests of market value of listed securities or net income from continued operations under Listing Rule 5550(b). The second notification letter provided us with 45 calendar days from the date of the letter, or until May 16, 2016, to submit to NASDAQ a plan to regain compliance with the stockholders’ equity continued listing standard.  We submitted a compliance plan to NASDAQ, requesting an extension until September 15, 2016 to successfully complete our plan and demonstrate compliance with the rule.  On May 27, 2016, NASDAQ granted us an extension of time to regain compliance with the minimum stockholders’ equity rule.  Pursuant to the extension, (i) on or before June 30, 2016, we must have entered into certain definitive agreements that we identified in our plan of compliance, the consummation of which would cure the deficiency, and (ii) on or before September 15, 2016, we must consummate the transactions contemplated by the definitive agreements and demonstrate compliance with the minimum stockholders’ equity rule.  On June 30, 2016, we entered into the definitive agreements that we had identified in our plan of compliance, and we are pursuing consummation of the transactions contemplated by the definitive agreements.  There can be no assurance however, that we will be able to regain compliance within the period granted by NASDAQ.  If it appears to the NASDAQ Staff that we will not be able to cure the deficiency, or if we are then otherwise not eligible, NASDAQ will provide us notice that our common stock will be subject to delisting. We would then be entitled to appeal the NASDAQ staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing.

Assuming stockholder approval of the Kanis Exchange Agreement, Kanis S.A. will have control over matters affecting our stockholders as a result of its control of a majority of our voting stock.

Assuming our stockholders approve the Kanis Exchange Agreement at the meeting scheduled for August 25, 2016, Kanis will own more than 50% of the issued and outstanding shares of our common stock and will control a majority of our outstanding voting securities. As a result, Kanis will have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors, the issuance of securities and any merger, consolidation, or sale of all or substantially all of our assets. Further, because Kanis will control a majority of the votes, it will be very difficult for other stockholders to replace our management if they disagree with the way our business is being operated. Because the influence by Kanis could result in management making decisions that are in the best interest of Kanis and not in the best interest of other stockholders, you may lose some or all of the value of your investment in our common stock. This concentration of ownership may also have the effect of deterring, delaying or preventing a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

3.1.1	Composite Certificate of Incorporation of the Registrant.	10-K	001-33710	3.1	3/30/2016

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-33710	3.1	7/26/2016

3.2	By-Laws of the Registrant, as amended through November 6, 2008	10-Q	001-33710	3.1	11/10/2008

10.1	Convertible Promissory Note of the Registrant, in the principal amount of $500,000, originally dated April 11, 2016 and amended and restated effective May 12, 2016.	8-K	001-33710	10.1	5/20/2016

10.2*	Separation Agreement and Release, dated as of May 31, 2016, between the Registrant and David Shea.	8-K	001-33710	10.1	6/1/2016

10.3*	Employment Agreement, dated as of May 25, 2016, between the Registrant and Tracy Kern.	8-K	001-33710	10.2	6/1/2016

10.4*	Addendum to Employment Agreement, dated June 1, 2016, between the Registrant and Matthew Beale.	8-K	001-33710	10.3	6/1/2016

10.5	Letter Agreement, dated June 30, 2016, between the Registrant and Kanis S.A.	8-K	001-33710	10.1	7/1/2016

10.6	Letter Agreement, dated June 30, 2016, between the Registrant and Lon E. Bell, Ph.D.	8-K	001-33710	10.2	7/1/2016

10.7	Debt Subordination Agreement, dated June 30, 2016, between the Registrant, Kanis S.A. and Haldor Topsøe A/S.	8-K	001-33710	10.3	7/1/2016

10.8	Note Purchase Agreement, dated June 30, 2016, between the Registrant and Haldor Topsøe A/S.	8-K	001-33710	10.4	7/1/2016

10.9	Senior Convertible Promissory Note of the Registrant, in the principal amount of $750,000, dated June 30, 2016.	8-K	001-33710	10.5	7/1/2016

10.10	Convertible Promissory Note of the Registrant, in the principal amount of $500,000, dated June 30, 2016.	8-K	001-33710	10.6	7/1/2016

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of					X

2002

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Each a management contract or compensatory plan or arrangement.

#

The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Resonant Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.

Date: August 15, 2016	By:	/s/ Matthew Beale
Matthew Beale
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Tracy A. Kern
Tracy A. Kern
Chief Financial Officer
(Principal Financial Officer)