Form 10-Q
period 2016-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2016-11-14
CIK 949428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 7, 2016, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 10,532,318.

CLEAN DIESEL TECHNOLOGIES, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$2,698	$2,958
Accounts receivable, net	5,539	4,255
Inventories	8,866	7,918
Prepaid expenses and other current assets	2,508	1,568
Total current assets	19,611	16,699
Property and equipment, net	1,264	1,538
Intangible assets, net	1,609	1,901
Goodwill	4,760	4,659
Other assets	311	305
Total assets	$27,555	$25,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,313	$3,513
Accounts payable	8,552	5,012
Accrued expenses and other current liabilities	6,443	7,854
Current portion of notes payable	2,750	-
Income taxes payable	647	534
Total current liabilities	21,705	16,913
Notes payable, net of current portion	-	7,559

Deferred tax liability	203	193
Total liabilities	21,908	24,665
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share: authorized 99,900,000 and 24,000,000 shares at September 30, 2016 and December 30, 2015; respectively; issued and outstanding 9,487,432 and 3,559,530 shares at September 30, 2016 and December 31, 2015, respectively	95	36
Additional paid-in capital	226,822	205,377
Accumulated other comprehensive loss	(5,847)	(5,387)
Accumulated deficit	(215,423)	(199,589)
Total stockholders’ equity	5,647	437
Total liabilities and stockholders’ equity	$27,555	$25,102

See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$10,132	$9,759	$28,284	$30,038
Cost of revenues	7,425	7,300	21,153	21,994
Gross profit	2,707	2,459	7,131	8,044
Operating expenses:
Research and development	762	2,303	3,955	6,276
Selling, general and administrative	2,322	3,028	8,549	9,461
Severance and other charges	571	3	1,945	4
Total operating expenses	3,655	5,334	14,449	15,741
Loss from continuing operations	(948)	(2,875)	(7,318)	(7,697)
Other income (expense):
Interest expense	(489)	(309)	(1,637)	(886)
Gain on bifurcated derivative liability	-	-	2,754	-
Loss on extinguishment of convertible debt	(12,572)	-	(12,572)	-
Gain (loss) on warrant liability	(705)	541	883	269
Other income, net	196	474	824	640
Total other income (expense)	(13,570)	706	(9,748)	23
Loss from continuing operations before income taxes	(14,518)	(2,169)	(17,066)	(7,674)
Income tax benefit from continuing operations	(113)	(28)	(1,232)	(88)
Net loss from continuing operations	(14,405)	(2,141)	(15,834)	(7,586)
Net loss from discontinued operations	-	(67)	-	(67)
Net loss	(14,405)	(2,208)	(15,834)	(7,653)
Foreign currency translation adjustments	(190)	(1,155)	(460)	(2,026)
Comprehensive loss	$(14,595)	$(3,363)	$(16,294)	$(9,679)

Basic and diluted net loss per common share:
Net loss	$(2.45)	$(0.64)	$(3.55)	$(2.48)
Weighted average shares outstanding – basic and diluted	5,876	3,358	4,462	3,055

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(15,834)	$(7,653)
Net loss from discontinued operations	-	67
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	599	660
Stock-based compensation expense	841	486
Gain on change in fair value of liability-classified warrants	(883)	(269)
Gain on change in fair value of bifurcated derivative liability	(2,754)	-
Loss on extinguishment of convertible debt	12,572	-
Gain on foreign currency transactions	(813)	(545)
Amortization of debt discount	494	-
Loss on disposal of property and equipment	20	1
Offering costs allocated to warrants issued	-	88
Other	(40)	91
Changes in operating assets and liabilities:
Accounts receivable, net	(1,583)	(1,690)
Inventories	(666)	(1,135)
Prepaid expenses and other assets	170	23
Accounts payable, accrued expenses and other current liabilities	3,929	1,189
Income taxes payable	(102)	511
Cash used in operating activities of continuing operations	(4,050)	(8,176)
Cash used in operating activities of discontinued operations	-	(667)
Net cash used in operating activities	(4,050)	(8,843)
Cash flows from investing activities:
Purchases of property and equipment	(116)	(342)
Proceeds from sale of property and equipment	130	8
Net cash provided by (used in) investing activities	14	(334)
Cash flows from financing activities:
Net (payments) proceeds under demand line of credit	(201)	722
Proceeds from issuance of debt	3,750	-
Proceeds from issuance of common stock and warrants, net of offering costs	-	4,490
Proceeds from exercise of warrants	247	-
Net cash provided by financing activities	3,796	5,212
Effect of exchange rates on cash	(20)	(265)
Net change in cash	(260)	(4,230)
Cash at beginning of period	2,958	7,220
Cash at end of period	$2,698	$2,990

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.              Organization

Clean Diesel Technologies, Inc. (“CDTi,” “the Company,” “we,” “our,” or “us”) currently commercializes its material technology by manufacturing and distributing light duty vehicle catalysts and heavy duty diesel emissions control systems and products to major automakers, distributors, integrators and retrofitters.

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

2.              Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the condensed consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $215.4 million at September 30, 2016. The Company has funded its operating losses through asset sales, credit facilities and other borrowings and equity sales.

At September 30, 2016, the Company had $2.7 million in cash. We entered into a securities purchase agreement on November 3, 2016, which provides for the sale by the Company of an aggregate of 5,172,250 shares of common stock of the Company at a price of $2.00 per share for $10.3 million.  We believe this equity raise will provide us with adequate financing to ensure our ability to continue as a going concern for at least the next twelve months. However, the agreement requires two closings. The first closing was completed November 4, 2016 and provided the Company with gross proceeds of $1.9 million.  The second closing will provide the Company with an additional $8.4 million of proceeds.  In addition, at the initial closing the Company entered into a registration rights agreement with the investors, dated November 4, 2016, pursuant to which the Company agreed to register for resale by the investors the shares of Common Stock purchased by the investors pursuant to the Purchase Agreement. The Company has committed to file the registration statement no later than 45 days after the Second Closing and to cause the registration statement to become effective no later than the earlier of (i) five business days after the Securities and Exchange Commission “SEC” informs the Company that no review of the registration statement will be made or that the SEC has no further comments on the registration statement or (ii) 120 days after the Second Closing. As the Company will not receive the proceeds from the second closing until the registration filing has been completed, we cannot be certain the agreement will be completely executed and all funding will be received until such date as the filing is completed.

If the Company is unable to complete the registration filing and does not receive the $8.4 million of proceeds, the company will require additional financing in the form of funding from outside sources during the first quarter of 2017.  The Company will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. The Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing, which the Company has successfully secured since inception, including financing from equity sales and asset divestitures. However, there is no assurance that the Company will be able to achieve projected levels of revenue and maintain access to sufficient working capital, and accordingly, there is substantial doubt as to whether the Company’s existing cash resources and working capital are sufficient to enable it to continue its operations for the next twelve months if the Company does not complete the second closing. If the Company is unable to obtain the necessary capital, it will be forced to license or liquidate its assets, significantly curtail or cease its operations and/or seek reorganization under the U.S. Bankruptcy Code.

The Company has a $7.5 million secured demand financing facility backed by its receivables and inventory with Faunus Group International, Inc. (“FGI”).  At September 30, 2016, the Company had $3.3 million in borrowings outstanding under this facility with $4.2 million available. There is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of the Company’s receivables or inventory or if the Company does not have available assets to provide the required collateral.  FGI can cancel the facility at any time.

On May 19, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015.  The Form S-3 permits the Company to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of the Company’s public float in any 12-month period.  At September 30, 2016, the Company had sold an aggregate of $3.1 million using the Form S-3 and remained eligible to sell pursuant to the 12-month limitation an aggregate of $4.8 million of securities.

During the nine months ended September 30, 2016, the Company entered into the following agreements or made amendments to existing debt in order to address cash requirements and improve the Company’s capital structure:

•                  April 1, 2016 Kanis Promissory Note: Kanis S.A agreed to lend the Company $2.0 million at 8% per annum.

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

•                  April 11, 2016 Bell Director Note:  Lon E. Bell, Ph.D. one of the Company’s directors, agreed to lend the Company $0.5 million at 8% per annum.

•                  June 30, 2016 Kanis Exchange Agreement: Kanis S.A agreed to an exchange of $7.5 million in principal plus accrued interest for shares of the Company’s common stock, conditional upon receipt of shareholder approval.

•                  June 30, 2016 Bell Exchange Agreement:  Dr. Bell agreed to an exchange of $0.5 million in principal plus accrued interest for shares of the Company’s common stock, conditional upon receipt of shareholder approval.

•                  June 30, 2016 Haldor Topsøe Convertible Notes:  The Company agreed to sell and issue (i) a Senior Convertible Promissory Note in the principal amount of $0.75 million and a Convertible Promissory Note in the principal amount of $0.5 million, each of which is convertible into the Company’s equity securities.

On August 25, 2016, the Company’s shareholders approved debt conversion transactions with Kanis S.A. and Lon E. Bell. Combined with the conversion of convertible debt held by Haldor Topsøe A/S, the Company issued approximately 5.5 million shares of common stock in exchange for the extinguishment of approximately $8.9 million of total indebtedness.

On November 3, 2016, the Company entered into a securities purchase agreement with institutional and individual accredited investors and certain of its officers and directors to raise gross proceeds of approximately $10.3 million in a private placement of common stock at a per-share price of $2.00. The offering is expected to be consummated in two closings.  The initial closing for 949,960 shares of common stock, for gross proceeds of approximately $1.9 million, was completed on November 4, 2016.  As a condition of consummation of the second closing for approximately 4.2 million shares, for gross proceeds of approximately $8.4 million, the Company obtained approval of the offering from Kanis S.A., the holder of a majority of the Company’s outstanding voting securities at the time of its approval.  Prior to consummating the second closing, the Company must file with the Securities and Exchange Commission - and wait at least 20 days after mailing to its stockholders - an information statement containing the information required by Schedule 14(c) of the Securities Exchange Act of 1934.  The Company expects the second closing to occur in the fourth quarter of 2016, subject to the satisfaction of customary closing conditions.

The Company intends to use the net proceeds from the offering for general corporate purposes, including, but not limited to, working capital, general and administrative expenses, capital expenditures, implementation of strategic priorities, and other corporate uses.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements. Management regularly evaluates estimates and assumptions related to revenue recognition, valuations of liability warrants and the bifurcated derivative liability, allowances for doubtful accounts, warranty reserves, inventory valuation reserves, stock-based compensation, purchased intangible asset valuations and useful lives, goodwill, asset retirement obligations, and deferred income tax asset valuation allowances. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced may differ materially and adversely from management’s original estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

All discussions and amounts in the condensed consolidated financial statements and related notes for all periods presented relate to continuing operations only, unless otherwise noted.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. ASU No. 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”. ASU No. 2014-09 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual periods beginning after December 15, 2017. Early adoption is permitted, but it is not permitted earlier than the original effective date. ASU No. 2014-09 provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. The Company is currently in the process of evaluating the impact of the adoption of ASU No. 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU No. 2014-15 defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. It is effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. Early adoption is permitted. The Company has not elected to early adopt, and it is currently in the process of evaluating the impact of the adoption of ASU No. 2014-15 on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory”. ASU No. 2015-11 changes the measurement principle for inventory from the “lower of cost or market” to “lower of cost and net realizable value.” Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  ASU No. 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined whether it will elect to early adopt ASU 2015-11, and it is currently in the process of evaluating the impact of the adoption of ASU No. 2015-11 on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”:  ASU 2016-01 provides updated guidance that enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Except for the early application guidance, early adoption of the amendments is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. ASU No. 2016-02 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU No. 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. ASU No. 2016-09 will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, the guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing and the update requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-09 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments: a consensus of the Emerging Task Force.” ASU 2016-15 provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. The standard is intended to reduce current diversity in practice. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets of Other Than Inventory.” Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. ASU 2016-16 updates the current guidance by requiring that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for the income tax effects of an intra-entity transfer of inventory. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this accounting standard on its consolidated financial statements.

4.              Inventories

Inventories consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$4,536	$3,894
Work in process	1,190	844
Finished goods	3,140	3,180
Total inventories	$8,866	$7,918

5.              Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the three and nine months ended September 30, 2016 was due to the effect of foreign currency translation.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Useful Life	September 30,	December 31,
	in Years	2016	2015
Trade name	15 - 20	$1,217	$1,186
Patents and know-how	5 - 12	4,154	4,002
Customer relationships	4 - 8	746	724
		6,117	5,912
Less accumulated amortization		(4,508)	(4,011)
		$1,609	$1,901

The Company recorded amortization expense related to amortizable intangible assets of $0.1 million and $0.1 million during the three months ended September 30, 2016 and 2015, respectively and $0.3 million and $0.4 million during the nine months ended September 30, 2016 and 2015, respectively.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2016	$113
2017	$442
2018	$163
2019	$163
2020	$163
2021	$163

6.              Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued salaries and benefits	$1,163	$1,332
Accrued severance and other charges (1)	1,453	1,092
Accrued warranty (2)	314	228
Warrant liability (3)	965	3,072
Liability for consigned precious metals	1,000	543
Other	1,548	1,587
	$6,443	$7,854

(1) For additional information, refer to Note 7, “Severance and Other Charges”.

(2) For additional information, refer to Note 8, “Accrued Warranty”.

(3) For additional information, refer to Note 11, “Warrants” and Note 12, “Fair Value Measurements”.

7.              Severance and Other Charges

Severance and other charges consist of employee severance expense and lease exit costs, and the following summarizes the activity (in thousands):

		Lease Exit
	Severance	Costs	Total
December 31, 2015	$1,092	$-	$1,092
Provision	791	570	1,361
Payments	(1,000)	-	(1,000)
September 30, 2016	$883	$570	$1,453

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

The following summarizes the activity in the Company’s accrual for product warranty (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Balance at beginning of period	$228	$373
Accrued warranty expense	387	316
Warranty claims paid	(301)	(388)
Balance at end of period	$314	$301

9.              Notes Payable

Notes payable consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Line of credit with FGI	$3,313	$3,513
$0.8 million, 8% senior convertible promissory note due 2016	750	-
$2.0 million, 8% shareholder note due 2017	2,000	-
$1.5 million, 8% convertible shareholder note due 2018 (1)	-	1,623
$3.0 million, 8% subordinated convertible shareholder note due 2018 (1)	-	2,972
$3.0 million, 8% convertible shareholder note due 2018 (1)	-	2,964
	6,063	11,072
Less current portion	(6,063)	(3,513)
	$-	$7,559

(1)         As the debt had been converted during the third quarter of 2016, there was no unamortized debt discount at September 30, 2016. The aggregate amount of unamortized debt discount was $0.1 million at December 31, 2015. See below regarding recent amendments to the shareholder notes.

Line of credit with FGI

At September 30, 2016, the Company had $2.6 million gross accounts receivable pledged to FGI as collateral for short-term debt in the amount of $2.1 million. At September 30, 2016, the Company also had $1.2 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at September 30, 2016 and December 31, 2015. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of the Company’s receivables or inventory.

Kanis S. A. Indebtedness

On April 1, 2016, the Company executed a Promissory Note (the “Kanis Note”) and entered into an amendment of existing loan agreements (the “Kanis Agreement”) with Kanis S.A. Pursuant to the terms of the Kanis Note, Kanis S.A. agreed to lend the Company $2.0 million at 8% per annum with a maturity date of September 30, 2017. Pursuant to the terms of the Kanis Agreement, the Company and Kanis S.A. agreed to amend prior loans with an aggregate outstanding principal balance of $7.5 million (collectively, the “Loan Agreements”), such that: (i) Kanis S.A. shall have the right to convert the principal balance of the Loan Agreements and any accrued interest thereon into common stock of the Company at any time prior to maturity at a conversion price equal to the lower of the closing price of CDTI’s common stock on the date before the date of the Kanis Agreement or as of the date when Kanis S.A. exercises its conversion right; and (ii) the Company shall have the right to mandatorily convert the $7.5 million principal balance and any accrued interest thereon into its common stock upon maturity of the Loan Agreements or earlier upon the occurrence of a Liquidity Event at a conversion price equal to the lower of the closing price of CDTI as of the date immediately before the date of the Kanis Agreement or at a 25% discount to the Liquidity Event price. A Liquidity Event is defined as a strategic investment in CDTI or a public stock offering by CDTI. The Company could prepay the principal and any interest due on the Loan Agreements at any time before their maturity date without penalty.

Certain features of the Kanis Note resulting from the Kanis Agreement required bifurcation and were determined to be an embedded derivative comprised of a conversion feature and a call option.  The embedded derivative was separated from the Kanis Note and carried as a derivative liability on the balance sheet at fair value, with changes in fair value reported through earnings.  The conversion feature can be exercised at either $3.60, which is the closing stock price the day prior to the original agreement or at the market price when the conversion is exercised.  The call option can be executed by the Company in the event the Company completes a Liquidity Event.  The call option will be settled at a 25% discount to the Liquidity Event pricing. For additional information on the bifurcated derivative liability, please see Note 12, “Fair Value Measurements”.

On June 30, 2016, the Company entered into a Letter Agreement (the “Kanis Exchange Agreement”) with Kanis S.A.  The Company agreed to an exchange with Kanis of an aggregate of $7.5 million in principal amount of promissory notes and other indebtedness (collectively, the “Kanis Notes”) held by Kanis, plus accrued interest, for a number of shares of the Company’s common stock equal to (a) the principal amount of the Kanis Notes plus the accrued interest thereon through and including the date of the settlement of the exchange contemplated by the Kanis Exchange Agreement, divided by (b) $1.6215.

At a special meeting of stockholders held on August 25, 2016, our stockholders approved the transactions contemplated by the Kanis Exchange Agreement.  On August 30, 2016, we consummated the Kanis Exchange Agreement, pursuant to which we issued to Kanis an aggregate of 4,872,032 shares of common stock in exchange for the delivery to us of the Kanis Notes and the extinguishment of $7.9 million of indebtedness, including $0.4 million of accrued interest and the embedded derivative liability.  The exchange resulted in a loss on extinguishment of $11.9 million.  Subsequent to the August 30, 2016 conversion, the Company’s sole remaining debt with Kanis S.A. is the loan agreement for $2.0 million, at 8% interest per annum with a maturity date of September 30, 2017, entered into on April 1, 2016.

Director note

On April 11, 2016, the Company executed a Convertible Promissory Note (the “Director Note”) with Lon E. Bell, Ph.D., one of the Company’s Directors. Pursuant to the terms of the Director Note, Dr. Bell agreed to lend the Company $0.5 million at 8% per annum and a maturity date of September 30, 2017. Dr. Bell had the right to convert the principal balance of the Director Note and any accrued interest thereon into common stock of the Company at any time prior to maturity at a conversion price equal to the lower of the closing price of CDTI on the date before the date of the Director Note or as of the date when Dr. Bell exercises his conversion right. The Company shall have the right to mandatorily convert the principal balance of the Director Note and any accrued interest thereon into its common stock upon maturity at a conversion price equal to the lower of the closing price of CDTI on the date before the date of the Director Note or on the maturity date. The Company shall also have the right to mandatorily convert the principal amount of the Director Note plus accrued interest thereon into its common stock concurrently with the closing of a Liquidity Event at a conversion price equal to the lower of the closing price of CDTI as of the date immediately before the date of this Director Note or at a 25% discount to the Liquidity Event price. A Liquidity Event is defined as a strategic investment in CDTI or a public stock offering by CDTI.

Effective May 12, 2016, the Director Note was amended and restated to amend the conversion features contained therein. The Director Note, which originally had a floating conversion price, allowed Dr. Bell to convert the principal balance of the note and any accrued interest thereon at any time before payment into shares of the Company’s common stock at a fixed conversion price of $3.55 per share (subject to adjustment for stock splits, reverse stock splits, and similar events) (the “Conversion Price”), which was the closing consolidated bid price of the Company’s common stock on the trading day immediately prior to the date of issuance. In addition, the Company had the right to mandatorily convert the principal balance of the Director Note plus any accrued interest into shares of the Company’s common stock at the Conversion Price upon the earlier of the Maturity Date and the closing of a Liquidity Event if, and only if, the Conversion Price was less than the average closing price of the Company’s common stock for the five consecutive trading days ending on the trading day immediately preceding the date the Company exercises its conversion rights.

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

At a special meeting of stockholders held on August 25, 2016, the stockholders approved the transactions contemplated by the Bell Exchange Agreement.  On August 30, 2016, we consummated the Bell Exchange Agreement transaction, pursuant to which we issued to Dr. Bell an aggregate of 317,950 shares of common stock in exchange for the delivery to us of the Bell Note and the extinguishment of $0.5 million of indebtedness, including accrued interest. The exchange resulted in a loss on extinguishment of $0.6 million.

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

On August 30, 2016, we elected to convert the Note, and issued to Haldor Topsøe an aggregate of 308,357 shares of common stock in conversion of $0.5 million in principal amount of indebtedness.

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

10.             Stockholders’ Equity

On February 12, 2016, at a special meeting of the Company’s stockholders, the Company’s stockholders voted to approve an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares from 24.0 million shares to 100.0 million shares. Further, on February 12, 2016, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Restated Certificate of Incorporation (the “Amendment”) which increased the number of authorized shares from 24.0 million shares to 100.0 million shares, ninety-nine million nine hundred thousand (99.9 million) of which were designated as common stock and one hundred thousand (0.1 million) of which were designated as preferred stock. On May 25, 2016, at the annual meeting of the Company’s Stockholders, the Company’s stockholders voted to approve an amendment to the Restated Certificate of Incorporation to reduce the total number of shares authorized under the Restated Certificate of Incorporation from 100.0 million to 20.0 million. On July 21, 2016, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Restated Certificate of Incorporation, which reduced the number of authorized shares from 100.0 million shares to 20.0 million shares, nineteen million nine hundred thousand (19.9 million) of which are designated as common stock and one hundred thousand (0.1 million) of which are designated as preferred stock.  The amendment became effective on July 22, 2016.

On May 25, 2016 at the Company’s Annual Meeting of Stockholders, the stockholders also voted to approve the amendment of the Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock.  On July 21, 2016, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of Delaware to effect a one-for-five reverse stock split of the Company’s common stock, (the “Reverse Stock Split”). The amendment became effective on July 22, 2016.  As a result of the Reverse Stock Split, every five (5) shares of the Company’s issued and outstanding common stock were combined and reclassified into one (1) share of the Company’s common stock, which began trading on a split-adjusted basis on the NASDAQ Capital Market on July 25, 2016 with a new CUSIP number of 18449C500. The Reverse Stock Split did not change the par value of the Company’s common stock.  All share and per share information disclosed in this report reflects the Reverse Stock Split.

During the nine months ended September 30, 2016, the increase in additional paid-in capital was attributable to a $1.4 million reclassification of the fair value of warrants exercised, (see Note 11, Warrants), $0.8 million of stock-based compensation expense, and $19.2 million related to the conversion of the Kanis, Bell and Haldor Topsøe indebtedness into equity (see Note 9, Notes Payable)

11.       Warrants

Warrants outstanding and exercisable are summarized as follows:

		Weighted
		Average
		Exercise	Range of
	Shares(1)	Price	Exercise Prices
Outstanding at December 31, 2015	913,434	$7.45	$0.05 - $22.50
Exercised	(410,824)	$1.73	$0.05 - $3.00
Expired	(12,216)	$22.50	$22.50
Outstanding at September 30, 2016	490,394	$10.51	$6.25 - $21.00
Exercisable at September 30, 2016	490,394	$10.51	$6.25 - $21.00

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

The assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability for these warrants outstanding are as follows:

	September 30, 2016			December 31, 2015
Issued April 2014
Number of warrants	29,600	(1)	79,200	29,600	(1)	132,800
CDTi stock price	$3.61		$3.61	$4.70		$4.70
Strike price	$8.50		$21.00	$8.50		$21.00
Expected volatility	103.8%		111.6%	96.7%		94.4%
Risk-free interest rate	1.1%		.92%	1.6%		1.5%
Dividend yield	—		—	—		—
Expected life in years	3.6		3.0	4.4		3.8

(1) Concurrent with the November 2015 offering, these warrants were exchanged for warrants with a different strike price and term.

	September 30,	December 31,
	2016	2015
Issued November 2014
Number of warrants	77,677	77,677
CDTi stock price	$3.61	$4.70
Strike price	$8.50	$8.50
Expected volatility (1)	105.3%	96.6%
Risk-free interest rate	1.1%	1.6%
Dividend yield	—	—
Expected life in years	3.7	4.4

	September 30, 2016			December 31, 2015
Issued June 2015
Number of warrants	63,999	(1)	15,999	63,999	(1)	35,999
CDTi stock price	$3.61		$3.61	$4.70		$4.70
Strike price	$8.50		$13.25	$8.50		$13.25
Expected volatility	99.7%		100.3%	110.3%		102.3%
Risk-free interest rate	1.3%		1.2%	1.8%		1.7%
Dividend yield	—		—	—		—
Expected life in years	4.8		4.2	5.5		4.9

(1) Concurrent with the November 2015 offering, these warrants were exchanged for warrants with a different strike price and term.

	September 30,	December 31,
	2016	2015
Issued November 2015
Number of warrants	154,199	154,199
CDTi stock price	$3.61	$4.70
Strike price	$8.50	$8.50
Expected volatility	99.9%	96.6%
Risk-free interest rate	1.3%	1.8%
Dividend yield	—	—
Expected life in years	4.7	5.5

The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability for warrants outstanding with full-ratchet down-round protection are as follows:

	September 30, 2016			December 31, 2015
Issued July 2013
Number of warrants	18,800	(1)	13,000	18,800	(1)	13,000
CDTi stock price	$3.61		$3.61	$4.70		$4.70
Strike price	$1.62		$1.62	$6.10		$6.10
Expected volatility	105.3%		95.5%	95.5%		99.1%
Risk-free interest rate	.90%		.74%	1.5%		1.2%
Dividend yield	—		—	—		—
Expected life in years	3.1		1.8	3.9		2.5

(1) In connection with a letter agreement, dated October 7, 2015, the Company agreed to amend the term of these warrants in order to extend the expiration date until November 11, 2019.

	September 30,	December 31,
	2016	2015
Issued November 2014
Number of warrants	16,000	16,000
CDTi stock price	$3.61	$4.70
Strike price	$1.62	$6.10
Expected volatility (1)	105.3%	95.5%
Risk-free interest rate	.90%	1.5%
Dividend yield	—	—
Expected life in years	3.1	3.9

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

Assets and liabilities measured at fair value on the Company’s balance sheet on a recurring basis include the following at September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurement at September 30, 2016
	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	-	-	$965

	Fair Value Measurement at December 31, 2015
	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	-	-	$3,072

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2016.

The following is a reconciliation of the warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, measured at fair value using Level 3 inputs (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Balance at beginning of period	$3,072	$1,474
Issuance of common stock warrants	-	845
Exercise of common stock warrants	(1,224)	-
Remeasurement of common stock warrants	(883)	(269)
Balance at end of period	$965	$2,050

The following is a reconciliation of the embedded derivative measured at fair value using significant unobservable inputs, Level 3 (in thousands):

Nine Months Ended September 30,
2016
Balance at beginning of period	$-
Transfers in and/or out of Level 3	-
Initial valuation of bifurcated derivative liability	3,936
Extinguishment of bifurcated derivative liability	(3,936)
Balance at end of period	$--

Upon amendment of the Kanis debt on April 1, 2016, the convertible debt required bifurcation and accounting at fair value.  The resulting embedded derivative was comprised of a conversion option, the exercise of which would require shareholder approval, as well as a call option the Company could exercise in the event of a Liquidity Event.  The call option would be at a 25% discount to the Liquidity Event price. The company used a Monte Carlo simulation model to estimate the fair value of the embedded derivative portion of the Kanis debt.  On August 30, 2016, the Kanis debt was extinguished eliminating the embedded derivative.

The fair values of the Company’s cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short maturity of these instruments. The fair value of the line of credit approximates its carrying value due to the variable interest rates. Using a net present value model, the fair value of the Company’s current notes payable is $2.7 million at September 30, 2016.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

13. Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares plus potentially dilutive common shares. Potentially dilutive common shares include employee stock options and restricted share units and warrants and debt that are convertible into the Company’s common stock.

Because the Company incurred net losses in the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, the effect of potentially dilutive securities has been excluded in the computation of diluted loss per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 4.8 million and 3.4 million shares during the three months ended September 30, 2016 and 2015, respectively and 4.3 million and 3.0 million shares during the nine months ended September 30, 2016 and 2015, respectively.

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

Concentration of Risk

For the three months ended September 30, 2016 and 2015, one automotive OEM customer accounted for 68% and 61%, respectively of the Company’s revenues and for the nine months ended September 30, 2016 and 2015, 60% and 60%, respectively. This customer accounted for 37% and 44% of the Company’s accounts receivable at September 30, 2016 and December 31, 2015, respectively. No other customers accounted for 10% or more of the Company’s revenues or accounts receivable for these periods.

For the periods presented below, certain vendors accounted for 10% or more of the Company’s raw material purchases as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Vendor	Supplies	2016	2015	2016	2015
A	Substrates	36%	40%	38%	42%
B	Substrates	12%	21%	*	16%

* less than 10%

Litigation

The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s condensed consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the unaudited condensed consolidated financial statements as of September 30, 2016, nor is it possible to estimate what litigation-related costs will be in the future.

California Air Resources Board (“CARB”)

By email dated June 26, 2015, CARB asserted the Company had deficiencies in compliance with the Verification Procedure, Aftermarket Parts Regulations and the Vehicle Code. The initial penalty calculated by CARB for these alleged violations was $1.8 million, with the largest component relating to the use of empty center bodies to allow trucks to be placed back in service while warranty claims are being evaluated. This process is now explicitly permitted by regulation, but was not permitted at the time of the alleged violation. Although the Company disagreed, and continues to disagree, with CARB’s findings, the Company has cooperated with CARB’s investigation and is discussing with CARB whether and to what extent the payment of monetary penalties would be appropriate. After review and evaluation of CARB’s findings and publicly available CARB settlements for similar matters, the Company has accrued an expense of less than $0.1 million as of December 31, 2015 for a proposed settlement provided to CARB to resolve this matter. During 2016, CARB responded to the Company’s proposed settlement with a counter-proposal of $0.8 million by cutting certain components of their initial penalty in half and reducing certain penalties. In April 2016, the Company responded to CARB with a counter offer that was less than $0.1 million. CARB then responded with a counter offer of approximately $0.2 million. In July 2016, the Company provided a counter offer of $0.1 million.  In the event that a mutually satisfactory agreement cannot be reached, the Company plans to defend any formal action taken by CARB. After review and evaluation of CARB’s findings and publicly available CARB settlements for similar matters, the Company has accrued an expense of $0.1 million as of September 30, 2016.

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

Net sales by geographic region based on the location of the Company’s point of sale is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$9,440	$6,127	$21,830	$18,770

Canada	-	2,787	4,421	8,744
Europe	692	845	2,033	2,524
Total international	692	3,632	6,454	11,268
Total revenues	$10,132	$9,759	$28,284	$30,038

16.       Discontinued Operations

Applied Utility Systems, Inc.

The Company is undergoing a sales and use tax audit by the State of California (the “State”) on Applied Utility Systems, Inc. “AUS” for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.5 million, inclusive of interest. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State. On August 12, 2013, the Company appeared at an appeals conference with the State Board of Equalization (“BOE”). On July 21, 2014, the Company received a Decision and Recommendation (“D&R”) from the BOE. The D&R’s conclusion was that the basis for the calculation of the aforementioned $1.5 million tax due should be reduced from $12.2 million to $9.0 million with a commensurate reduction in the tax owed to the State. Based on a re-audit, the BOE lowered the tax due to $0.9 million, inclusive of interest. The Company continues to disagree with these findings based on the aforementioned reasons. However, in October 2015, the Company offered to settle this case for $0.1 million, which is based on the expected cost of continuing to contest this audit. Accordingly, an accrual was charged to discontinued operations during the year ended December 31, 2015, and this accrual is also recorded as a liability as of September 30, 2016. Should the Company not prevail with the offer to settle this case, it plans to continue with the appeals process. Further, should the Company not prevail in this case, it will pursue reimbursement from the customer for all assessments from the State.

17.       Subsequent Events

Financing Transaction

On November 3, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with certain accredited investors, which provides for the sale by the Company of an aggregate of 5,172,250 shares of common stock of the Company, par value $0.01 per share (the “Common Stock”), at a price of $2.00 per share (the “Offering”).

The investors include four employees and directors of the Company, each of whom agreed to purchase shares of Common Stock on the same terms and conditions as the other investors, and who collectively agreed to purchase 277,500 shares for an aggregate purchase price of $0.6 million.

On November 4, 2016, the Company sold 949,960 shares of Common Stock at the initial closing of the Offering (the “Initial Closing”) for aggregate gross proceeds of $1.9 million. The Company also issued to MDB Capital Group LLC (the “Placement Agent”), in consideration for its services as placement agent for the Offering, 94,996 shares of Common Stock and a five-year warrant to purchase up to 94,996 shares of Common Stock at an exercise price of $2.20 per share (the “Agent Warrant”). No employees or directors of the Company purchased shares of Common Stock at the Initial Closing.

The second closing of the Offering (the “Second Closing”) for the sale of 4,222,290 shares of Common Stock for gross proceeds of $8.4 million is contemplated to occur promptly following the effectiveness of the written consent of the Company’s majority stockholder approving the Offering in accordance with the requirements of the Nasdaq Marketplace Rules. The Placement Agent will be entitled to compensation in connection with the Second Closing consisting of (i) a number of shares of Common Stock equal to 10% of the number of shares of Common Stock issued at the Second Closing, and (ii) a five-year warrant to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock issued at the Second Closing at an exercise price of $2.20 per share; provided that no shares of Common Stock or warrants will be issued to the Placement Agent in respect of any shares sold at the Second Closing to Kanis S.A., Haldor Topsøe A/S, any officer or director of CDTi, or any of their respective affiliates.

On October 24, 2016, the Company received a written consent from Kanis S.A., the holder of a majority of the Company’s outstanding shares of Common Stock as of such date, approving the offer and sale of securities by the Company in a private placement transaction, or series of related private placement transactions, on terms similar to the terms of the Offering.  Prior to consummating the Second Closing, the Company must file with the Securities and Exchange Commission, and wait at least 20 days after mailing to its stockholders, an information statement containing the information required by Schedule 14(c) of the Securities Exchange Act of 1934.  The Company expects the Second Closing to occur during the fourth quarter of 2016 subject to the satisfaction of customary closing conditions.

2016 Omnibus Incentive Plan

October 24, 2016, received a written consent from Kanis S.A., our majority stockholder as of such date, approving the adoption of the Clean Diesel Technologies, Inc. 2016 Omnibus Incentive Plan pursuant to which the Company may issue up to 2,250,000 shares of its common stock pursuant to awards granted thereunder.  The Company’s board of directors approved the plan on October 11, 2016.  Prior to the plan becoming effective, the Company must file with the Securities and Exchange Commission, and wait at least 20 days after mailing to its stockholders, an information statement containing the information required by Schedule 14(c) of the Securities Exchange Act of 1934.  The Company expects the plan to become effective during the fourth quarter of 2016.

Amendment to Restated Certificate of Incorporation

October 24, 2016, received a written consent from Kanis S.A., our majority stockholder as of such date, approving the amendment of the Company’s Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of common stock from 19,900,000 to 50,000,000.  The Company’s board of directors approved the amendment on October 11, 2016.  Prior to the amendment becoming effective, the Company must file with the Securities and Exchange Commission, and wait at least 20 days after mailing to its stockholders, an information statement containing the information required by Schedule 14(c) of the Securities Exchange Act of 1934.  The Company expects the amendment to become effective during the fourth quarter of 2016.

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

In support of this strategy, we have filed more than 380 patents worldwide and 61 patents that specifically underpin next-generation technology for our advanced zero-PGM and low-PGM catalysts, and during 2015 and early 2016, we completed an initial series of vehicle tests to validate our next-generation technologies. Based on the success of these tests, we are beginning to make our new catalyst technologies available to OEMs and other catalytic coaters for use in proprietary powder form, and we foresee multiple paths to market our new technologies.

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

Change in Control

On August 25, 2016, we held a special meeting of our stockholders to consider and vote to approve (i) in exchange for outstanding promissory notes and other evidences of debt in the aggregate principal amount of $7.5 million plus accrued but unpaid interest thereon owed by us to Kanis S.A., the issuance of a number of shares of our common stock determined by dividing the Kanis S.A. indebtedness as of the date of the exchange by $1.6215, and (ii) in exchange for an outstanding promissory note in the aggregate principal amount of $0.5 million plus accrued but unpaid interest thereon owed by us to Dr. Lon Bell, one of our directors, the issuance of a number of shares of our common stock determined by dividing the Bell indebtedness as of the date of the exchange by $1.6215.  Our stockholders approved the issuance of shares in exchange for the Kanis S.A. and Bell indebtedness, and we also exercised our right to mandatorily convert an additional $0.5 million in principal of indebtedness owed by us to Haldor Topsøe A/S at the conversion price of $1.6215 per share.  We issued an aggregate of 5,498,339 shares of our common stock in exchange for the extinguishment of $8.9 million of indebtedness.

Settlement of the Kanis S.A. and Bell debt exchange transactions and the conversion of the Haldor Topsøe A/S promissory note increased the number of shares of common stock issued and outstanding by approximately 5.5 million shares, resulting in substantial dilution of the percentage ownership of CDTi held by stockholders prior to the settlement.  Settlement of the Kanis S.A exchange also resulted in a change in control of the Company with Kanis S.A. being the largest owner of our common stock, our only outstanding voting securities, in an amount greater than 50% of the issued and outstanding shares of common stock. As a result, Kanis will be able to determine, among other matters presented to our stockholders for a vote, the individuals elected to our Board, and our current stockholders will have a limited ability to influence significant corporate decisions requiring stockholder approval. In addition, Kanis S.A.’s ownership of a majority of our total voting power could, under certain circumstances, discourage or make more difficult and expensive a third party’s pursuit of a change of control of the Company.

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

Customer Dependency and Relationship with Honda

Historically, we have derived a significant portion of our revenue from a limited number of customers. Sales to Honda represented 60% of our revenues for the nine months ended September 30, 2016 and 57% for the year ended December 31, 2015. However, based on discussions with Honda, and acceleration of our powder-to-coat strategy, we anticipate that our supply of coated catalysts to Honda will begin to significantly decline in the second half of 2017, as certain current vehicle models are phased out. Accordingly, it will be critical that our advanced materials business strategy produces revenue with new customers, which may include Honda, directly or indirectly, to replace revenues from our current core catalyst business.

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

Comparison of Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	$	Revenues	$	Revenues	$	Revenues	$	Revenues
	(unaudited)
	(in thousands, except percentages)
Revenues	$10,132	100%	$9,759	100%	$28,284	100%	$30,038	100%
Cost of revenues	7,425	73%	7,300	75%	21,153	75%	21,994	73%
Gross profit	2,707	27%	2,459	25%	7,131	25%	8,044	27%
Operating expenses:
Research and development	762	8%	2,303	24%	3,955	14%	6,276	21%
Selling, general and administrative	2,322	23%	3,028	31%	8,549	30%	9,461	31%
Severance and other charges	571	6%	3	*	1,945	7%	4	*
Total operating expenses	3,655	36%	5,334	55%	14,449	51%	15,741	52%
Loss from operations	(948)	(9)%	(2,875)	(29)%	(7,318)	(26)%	(7,697)	(26)%
Other income (expense):
Interest expense	(489)	(5)%	(309)	(3)%	(1,637)	(6)%	(886)	(3)%
Gain on bifurcated derivative liability	-	*	-	*	2,754	10%	-	*
Loss on extinguishment of convertible debt	(12,572)	(124)%	-	-	(12,572)	(44)%	-	*
Gain (loss) on warrant liability	(705)	(7)%	541	5%	883	3%	269	1%
Other income, net	196	2%	474	5%	824	3%	640	2%
Total other expense	(13,570)	(134)%	706	7%	(9,748)	(34)%	23	*
Loss from continuing operations before income taxes	(14,518)	(143)%	(2,169)	(22)%	(17,066)	(60)%	(7,674)	(26)%
Income tax benefit from continuing operations	(113)	(1)%	(28)	*	(1,232)	(4)%	(88)	*
Net loss from continuing operations	(14,405)	(142)%	(2,141)	(22)%	(15,834)	(56)%	(7,586)	(25)%
Net loss from discontinued operations	-	*	(67)	*	-	*	(67)	*
Net loss	$(14,405)	(142)%	$(2,208)	(22)%	$(15,834)	(56)%	$(7,653)	(26)%

* Percentage not meaningful

Revenues

	Three Months Ended September 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Coated catalysts	$7,110	70%	$5,942	61%	$1,168	20%
Emission control systems	2,778	27%	3,632	37%	(854)	(24)%
Technology and advanced materials	244	3%	185	2%	59	32%
Total revenues	$10,132	100%	$9,759	100%	$373	4%

	Nine Months Ended September 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Coated catalysts	$17,626	62%	$18,243	61%	$(617)	(3)%
Emission control systems	9,565	34%	11,268	37%	(1,703)	(15)%
Technology and advanced materials	1,093	4%	527	2%	566	107%
Total revenues	$28,284	100%	$30,038	100%	$(1,754)	(6)%

Coated catalyst revenues are generated from the sale of our high performance catalysts which reduce emission from gasoline, diesel and natural gas combustion engines.  Emission control systems revenues are generated from the sale of products in our extensive line of heavy duty applications including DuraFitTM, OEM replacement diesel particulate filters (“DPFs”), and diesel oxidation catalysts (“DOCs”) sold through our distribution/dealer network and direct sales. Technology and advanced materials revenues included licenses and royalties, as well as sales of our advanced materials platform. The timing and amounts of revenue generated from licensing agreements will fluctuate.

For the three months ended September 30, 2016 our higher coated catalysts revenues are largely attributable to the timing of sales to our Japanese OEM customer. The decline in revenues from our emission control systems is due to the anticipated continuing contraction of the retrofit market.  New licensing agreements drove the increase in revenue from technology and advanced materials.

For the nine months ended September 30, 2016 our lower coated catalysts revenues are largely attributable to the timing of sales to our Japanese OEM customer. The decline in revenues from our emission control systems is due to the anticipated continuing contraction of the retrofit market.  New licensing agreements drove the increase in revenue from technology and advanced materials.

Cost of revenues

	Three Months Ended September 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues	$7,425	73%	$7,300	75%	$125	2%

	Nine Months Ended September 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues	$21,153	75%	$21,994	73%	$(841)	(4)%

Cost of revenues includes the costs of materials and assembly labor, as well as assembly services, and labor and overhead costs associated with manufacturing and product procurement, planning and quality assurance.  Our cost of revenues is affected by various factors, including product mix, volume, and provisions for excess and obsolete inventories, materials, labor and overhead costs, as well as manufacturing efficiencies. Our cost of revenues as a percentage of revenues is affected by these factors, as well as customer mix, volume, pricing and competitive pricing programs.

The minor fluctuation in cost of revenues for both periods relates to the mix of products sold during the periods.

Operating expenses

	Three Months Ended September 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$762	8%	$2,303	24%	$(1,541)	(67)%
Selling, general and administrative	2,322	23%	3,028	31%	(706)	(23)%
Severance and other charges	571	6%	3	*	568	*
Total operating expenses	$3,655	36%	$5,334	55%	$(1,679)	(31)%

* Percentage not meaningful

	Nine Months Ended September 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$3,955	14%	$6,276	21%	$(2,321)	(37)%
Selling, general and administrative	8,549	30%	9,461	31%	(912)	(10)%
Severance and other charges	1,945	7%	4	*	1,941	*
Total operating expenses	$14,449	51%	$15,741	52%	$(1,292)	(8)%

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

Research and development expenses

The decrease is primarily a result of headcount reduction, decreased legal fees relative to the timing of new patent registrations, as well as reduced outside testing of our advanced materials, as the fundamental research of our new key materials, such as SPGM-DOC™, BMARS™ and Spinel™, have largely transitioned out of fundamental research into applications development for specific market opportunities.

Selling, general and administrative expenses

We decreased general and administrative costs including consulting, payroll and benefits expenses, as a result of the closure of our Canadian facility and changes made at our California location. The decrease was partially offset by payroll increases for the sales organization driven by key hires made in the second half of 2015 to grow DuraFit™ and our advanced materials strategy. There was also an increase in stock compensation as a result of awards made in 2015.

Severance and other charges

The increase was due to the recent closure of our Canadian facility.

Other Income

	Three Months Ended September 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(489)	(5)%	$(309)	(3)%	$(180)	58%
Loss on extinguishment	(12,572)	(124)%	-	#	(12,572)	*
Gain (loss) on warrant liability	(705)	(7)%	541	5%	(1,246)	(230)%
Other income, net	196	2%	474	5%	(278)	(59)%
Total other income (expense)	$(13,570)	(134)%	$706	7%	$(14,276)	*

* Percentage not meaningful

	Nine Months Ended September 30,
	2016		2015
		% of		% of		%
	$	Revenues	$	Revenues	Change	Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(1,637)	(6)%	$(886)	(3)%	$(751)	85%
Gain on bifurcated derivative liability	2,754	10%	-	*	2,754	*
Loss on extinguishment	(12,572)	(44)%	-	*	(12,572)	*
Gain (loss) on warrant liability	883	3%	269	1%	614	228%
Other income, net	824	3%	640	2%	184	29%
Total other income (expense)	$(9,748)	(34)%	$23	*	$(9,771)	*

* Percentage not meaningful

For the three months ended September 30, 2016, the decrease in other income (expense) was primarily due to the loss on extinguishment and the warrant liability re-measurements. Further, interest expense increased due to the amortization of the debt discount on the embedded derivative.  On August 25, 2016, CDTi’s shareholders approved the debt conversion transactions with Kanis S.A. and Lon E. Bell, Ph.D.  Combined with the conversion of convertible debt held by Haldor Topsøe A/S, the Company issued 5,498,339 shares of the Common Stock in exchange for the extinguishment of $8,915,556 of total indebtedness.  The $12.6 million loss on the extinguishment was primarily driven by the difference between the conversion price of $1.62 and the $3.62 market price of our stock on August 30, 2016, the date of the stock conversion.

For the nine months ended September 30, 2016, the decrease in other income (expense) was primarily due to the loss on extinguishment partially offset by a gain on bifurcated derivative liability, the remeasurement of warrant liability, and foreign currency exchange gains.

Income Tax Benefit

We incurred income tax benefit of $0.1 million in the three months ended September 30, 2016 and $1.2 million in the nine months ended September 30, 2016, and $0.03 million and $0.1 million for the comparable periods in the prior year. The effective income tax rates were 2.4% and 1.0% for the three months ended September 30, 2016 and 2015, respectively and 5.9% and 1.0% for the nine months ended September 30, 2016 and 2015, respectively. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and United Kingdom jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of September 30, 2016, we had an accumulated deficit of $215.4 million compared to $199.6 million at December 31, 2015. We also have had negative cash flows from operations since inception.  We have funded our operating losses through asset sales, credit facilities and other borrowings and equity sales.

We had $2.7 million in cash at September 30, 2016 compared to $3.0 million at December 31, 2015. At September 30, 2016, $0.9 million of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom.  If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

We have a $7.5 million secured demand financing facility backed by our receivables and inventory with Faunus Group International, Inc., or FGI, that terminates on August 15, 2017 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For details regarding the FGI facility, refer to the “—Description of Indebtedness” discussion below. At September 30, 2016, we had $3.3 million in borrowings outstanding under this facility with $4.2 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

On May 19, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015. Shelf registration statements are intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.  The Form S-3 permits us to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of our public float in any 12-month period.  At September 30, 2016, we had sold an aggregate of $3.1 million using the Form S-3 and remained eligible to sell pursuant to the 12-month limitation an aggregate of $4.8 million of securities.

On November 3, 2016, we entered into a securities purchase agreement with institutional and individual accredited investors and certain of our officers and directors to raise gross proceeds of approximately $10.3 million in a private placement of common stock at a per-share price of $2.00. The offering is expected to be consummated in two closings.  The initial closing for 949,960 shares of common stock, for gross proceeds of approximately $1.9 million, was completed on November 4, 2016.  As a condition to consummation of the second closing for approximately 4.2 million shares, for gross proceeds of approximately $8.4 million, we obtained approval of the offering from Kanis S.A., the holder of a majority of the Company’s outstanding voting securities at the time of its approval.  Prior to consummating the second closing, we must file with the Securities and Exchange Commission, and wait at least 20 days after mailing to our stockholders, an information statement containing the information required by Schedule 14(c) of the Securities Exchange Act of 1934.  We expect the second closing to occur in the fourth quarter of 2016, subject to the satisfaction of customary closing conditions.

We believe this equity raise will provide us with adequate financing to ensure our ability to continue as a going concern for at least the next twelve months. However, if we are unable to meet all conditions of closing, and we cannot complete the second closing, we will need additional capital. If necessary, we will seek to raise additional capital from the sale of equity securities or the incurrence of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
			Change
	2016	2015	$	%
	(unaudited)
	(in thousands)
Cash (used in) provided by :
Operating activities	$(4,050)	$(8,843)	$4,793	(54)%
Investing activities	$14	$(334)	$348	(104)%
Financing activities	$3,796	$5,212	$(1,416)	(27)%

Cash used in operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters. During the nine months ended September 30, 2016, cash used in operations was $4.1 million. Cash flows were largely impacted by the loss from operations, adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in fair value of the liability-classified warrants and embedded derivative, loss on the conversion of debt to equity and foreign currency gains.

Accounts receivable at September 30, 2016 is $5.5 million, resulting in an increase of $1.3 million as compared to December 31, 2015.  Inventory levels increased $0.9 million at September 30, 2016 from $7.9 million at December 31, 2015 to meet our projected growth for the DuraFit™ product line.  Prepaid expenses and other current assets increased $0.9 million due to an increase in income tax receivable relating to the Canadian facility. Our accounts payable, accrued expenses and other current liabilities increased $2.1 million as compared to December 31, 2015 primarily due to the timing of payments to our vendors.

Cash provided by investing activities

Cash provided by investing activities in the nine months ended September 30, 2016 related to the sale of fixed assets resulting from the closure of our Canadian facility and the completion of certain product testing projects partially offset by capital expenditures.

Cash provided by financing activities

Cash provided by financing activities was due to $2.0 million generated from the promissory note entered into with Kanis S.A. on April 1, 2016, $0.5 million generated from the promissory note entered into with Lon E. Bell, Ph.D., one of CDTi’s directors, on April 11, 2016 and $1.3 million generated from the convertible notes entered into with Haldor Topsøe on June 30, 2016.  The Company also received $0.2 million from the exercise of outstanding warrants in the nine months ended September 30, 2016.  Cash provided by financing was partially offset by a $0.2 million decrease in net borrowings under our demand line of credit during the nine months ended September 30, 2016 as compared to December 31, 2015.

Description of Indebtedness

	September 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
Line of credit with FGI	$3,313	$3,513
$0.8 million, 8% senior convertible promissory note due 2016	750	—
$2.0 million, 8% shareholder note due 2017	2,000	—
$1.5 million, 8% convertible shareholder note due 2018	—	1,623
$3.0 million, 8% subordinated convertible shareholder note due 2018	—	2,972
$3.0 million, 8% convertible shareholder note due 2018	—	2,964
	$6,063	$11,072

We have a $7.5 million secured demand facility with FGI backed by our receivables and inventory. FGI can cancel the facility at any time.

Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and certain of our subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. At September 30, 2016, the inventory sublimit was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility. While the overall credit limit and inventory sublimit were not changed, borrowing against Honda inventory has been limited to $0.2 million by FGI due to their concerns about customer concentration.

The interest rate on advances or borrowings under the FGI facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI facility, and was 6.50% at September 30, 2016 and December 31, 2015.

We were in compliance with the terms of the FGI facility at September 30, 2016. However, there is no guarantee that we will be able to borrow the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

For additional information on our indebtedness, refer to Note 9, “Notes payable”.

Capital Expenditures

As of September 30, 2016, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of September 30, 2016, other than office leases, employment agreements with key executive officers and the obligation to fund our portion (5%) of the losses of our Asian investment, we had no material commitments other than the liabilities reflected in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For additional information, refer to Note 14, “Commitments and Contingencies”.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.       Legal Proceedings

Refer to Note 14, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.    Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There are no material changes to such risk factors as of the date of this report, except for the following:

We could be delisted from NASDAQ, which could seriously harm the liquidity of our stock and our ability to raise capital.

On February 12, 2016, we received a letter from the Listing Qualifications staff of The NASDAQ Stock Market LLC (NASDAQ) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in NASDAQ Listing Rule 5550(a)(2). In an effort to cure the closing bid price deficiency, our Board of Directors and stockholders approved a one-for-five reverse stock split of all issued and outstanding shares of our common stock, which we effected on July 22, 2016.  On August 8, 2016, we received a letter from the Listing Qualifications staff of NASDAQ indicating that from July 25, 2016 to August 5, 2016, the closing bid price of our common stock had been at $1.00 per share or greater, and as such, we had regained compliance with Listing Rule 5550(a)(2) and the matter was closed.

On April 1, 2016, we received a second letter from the Listing Qualifications staff of NASDAQ indicating that, based upon our stockholders’ equity as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, we no longer met the requirement to maintain a minimum stockholders’ equity of $2.5 million, as set forth in NASDAQ Listing Rule 5550(b)(1), and that we did not meet the other alternative tests of market value of listed securities or net income from continued operations under Listing Rule 5550(b). In response, we submitted a compliance plan to NASDAQ and requested an extension until September 15, 2016 to successfully complete our plan and demonstrate compliance with the rule.  On May 27, 2016, NASDAQ granted us an extension of time to regain compliance with the minimum stockholders’ equity rule.  Pursuant to the extension, (i) on or before June 30, 2016, we were required to have entered into certain definitive agreements that we identified in our plan of compliance, the consummation of which would cure the deficiency, and (ii) on or before September 15, 2016, we were required to have consummated the transactions contemplated by the definitive agreements and demonstrate compliance with the minimum stockholders’ equity rule.  On June 30, 2016, we entered into the definitive agreements that we had identified in our plan of compliance. On August 30, 2016, we consummated the transactions contemplated by the definitive agreements that we had identified in our plan of compliance, and issued 5,498,339 shares of our common stock in exchange for the extinguishment of $8,915,556 of indebtedness, which increased our stockholders’ equity to be in excess of $2.5 million.  At September 30, 2016, our total stockholders’ equity was $5.6 million, and we therefore satisfy Nasdaq Listing Rule 5550(b)(1).

Kanis S.A., our single largest stockholder, owns a significant percentage of our voting stock and can influence or control matters affecting our stockholders.

Kanis S. A. beneficially owns 5,012,707 shares of our common stock, which includes 49,800 shares that can be acquired by Kanis upon exercise of warrants and represents approximately 52.6% of our voting securities as of September 30, 2016.  As a result, Kanis S.A. controls a significant percentage of our total voting securities and has the ability to influence or control the outcome of matters submitted to our stockholders for approval, including the election of directors, the issuance of securities and any merger, consolidation, or sale of all or substantially all of our assets.  For example, on October 24, 2016, while Kanis S.A. owned a majority of our outstanding voting securities, Kanis S.A., approved by written consent and without the vote or approval of any of our other stockholders, an amendment of our certificate of incorporation to increase the number of authorized shares of our common stock, the adoption of our 2016 Omnibus Incentive Plan, and the issuance by us of up to 6,000,000 shares of common stock in a financing transaction.  In addition, the concentration of stock ownership with Kanis S.A. may have the effect of deterring, delaying or preventing a change of control of the company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company, and might ultimately affect the market price of our common stock.

Our pending sale of shares of common stock, if consummated, will result in a substantial reduction in the ownership percentage of our voting securities by our existing stockholders.

On November 3, 2016, we entered into a securities purchase agreement with certain investors that provides for our offer and sale of 5,172,250 shares of common stock at a price of $2.00 per share in two closings, for gross proceeds to us of up to $10.0 million.  We sold 949,960 shares of common stock at the initial closing of the offering on November 4, 2016 for aggregate gross proceeds of $1.9 million.  At the initial closing, we also issued to the placement agent in the financing, 94,996 shares of common stock and warrants to purchase up to 94,996 shares of common stock.  The second closing of the offering for the sale of 4,222,290 shares of common stock for gross proceeds to us of $8.4 million is contemplated to occur during the fourth quarter of 2016, subject to the satisfaction of closing conditions.  At the second closing, we will also issue to the placement agent in the financing, a number of shares of common stock equal to 10% of the shares sold in the second closing, and warrants to purchase a number of shares of common stock equal to 10% of the shares sold in the second closing, provided that no shares of common stock or warrants will be issued to the placement agent in respect of any shares sold to Kanis S.A., Haldor Topsøe A/S, any officer or director of CDTi, or any of their respective affiliates.  If the second closing is consummated, the ownership percentage of our existing stockholders will be substantially reduced.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1.1	Composite Certificate of Incorporation of the Registrant.	10-K	001-33710	3.1	3/30/2016
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-33710	3.1	7/26/2016
3.2	By-Laws of the Registrant, as amended through November 6, 2008	10-Q	001-33710	3.1	11/10/2008
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#                 The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN DIESEL TECHNOLOGIES, INC.

Date:	November 14, 2016	By:	/s/ Matthew Beale
Matthew Beale
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2016	By:	/s/ Tracy Kern
Tracy Kern
Chief Financial Officer
(Principal Financial and Accounting Officer)