Form 10-Q
period 2017-03-31
CLEAN DIESEL TECHNOLOGIES INC
filed 2017-05-15
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                           Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).               Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐  No  ☑

As of May 5, 2017, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 15,703,301.

CLEAN DIESEL TECHNOLOGIES, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$2,446	$7,839
Accounts receivable, net	4,971	5,398
Inventories	6,420	7,125
Prepaid expenses and other current assets	1,214	968
Total current assets	15,051	21,330
Property and equipment, net	1,086	1,158
Intangible assets, net	1,377	1,483
Deferred tax asset	560	554
Other assets	308	305
Total assets	$18,382	$24,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,238	$1,458
Shareholder notes payable	—	1,803
Accounts payable	4,429	5,979
Accrued expenses and other current liabilities	6,376	6,345
Income taxes payable	711	642
Total liabilities	12,754	16,227
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 50,000,000 shares at March 31, 2017 and December 31, 2016; respectively; issued and outstanding 15,703,301 shares at March 31, 2017 and December 31, 2016, respectively	157	157
Additional paid-in capital	237,949	237,838
Accumulated other comprehensive loss	(6,319)	(6,329)
Accumulated deficit	(226,159)	(223,063)
Total stockholders’ equity	5,628	8,603
Total liabilities and stockholders’ equity	$18,382	$24,830

 See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$8,214	$9,746
Cost of revenues	6,780	7,009
Gross profit	1,434	2,737
Operating expenses:
Research and development	1,069	1,762
Selling, general and administrative	2,726	3,400
Severance and other charges	—	792
Total operating expenses	3,795	5,954
Loss from operations	(2,361)	(3,217)
Other (expense) income:
Interest expense, net	(103)	(392)
Loss on extinguishment of debt	(194)	—
(Loss) gain on change in fair value of liability-classified warrants	(338)	796
Other expense, net	(101)	(380)
Total other (expense) income	(736)	24
Loss from operations before income taxes	(3,097)	(3,193)
Income tax benefit	(1)	(422)
Net loss	(3,096)	(2,771)
Foreign currency translation adjustments	10	263
Comprehensive loss	$(3,086)	$(2,508)
Basic and diluted net loss per common share:
Net loss	$(0.20)	$(0.76)
Weighted average shares outstanding – basic and diluted	15,703	3,647

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,096)	$(2,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180	118
Stock-based compensation expense	111	413
Loss (gain) on change in fair value of liability-classified warrants	338	(796)
Gain on foreign currency transactions	(51)	(391)
Loss on extinguishment of debt	194	—
Other	4	44
Changes in operating assets and liabilities:
Accounts receivable	450	(1,151)
Inventories	751	1,060
Prepaid expenses and other assets	(244)	(161)
Accounts payable, accrued expenses and other current liabilities	(1,886)	1,753
Income taxes payable	61	5
Net cash used in operating activities	(3,188)	(1,877)
Cash flows from investing activities:
Purchases of property and equipment	—	(109)
Net cash used in investing activities	—	(109)
Cash flows from financing activities:
Net (payments) proceeds under demand line of credit	(220)	596
Payments of debt	(2,000)	—
Proceeds from exercise of warrants	—	10
Net cash (used in) provided by financing activities	(2,220)	606
Effect of exchange rates on cash	15	18
Net change in cash	(5,393)	(1,362)
Cash at beginning of period	7,839	2,958
Cash at end of period	$2,446	$1,596

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

2.              Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the condensed consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $226.2 million at March 31, 2017. The Company has funded its operations through asset sales, credit facilities and other borrowings and equity sales. At March 31, 2017, the Company had $2.4 million in cash.
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
The Company has a $7.5 million secured demand facility backed by its receivables and inventory with Faunus Group International, Inc. ("FGI"). At March 31, 2017, the Company had $1.2 million in borrowings outstanding under this facility with $6.3 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. There is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory. Additionally, FGI can cancel the facility at any time. For additional information, refer to Note 9, "Debt".

On May 19, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015.  The Form S-3 permits the Company to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of the Company’s public float in any 12-month period.  As of March 31, 2017, the Company had sold an aggregate of $3.1 million using the Form S-3.

3.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, all normal recurring accruals and adjustments that are necessary for a fair presentation have been reflected. Intercompany transactions and balances have been eliminated in consolidation. The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on April 7, 2017.

On July 22, 2016, the Company effected a one-for-five reverse stock split. All share and per share information presented in these unaudited condensed consolidated financial statements for periods prior to July 22, 2016 has been retroactively adjusted to reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. These estimates and assumptions are based on management's best estimates and judgment. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to impairment of long-lived assets, stock-based compensation, the fair value of financial instruments including warrants, allowance for doubtful accounts, inventory valuation, taxes and contingent and accrued liabilities. The Company bases its estimates on historical experience and various other factors, including the current economic environment, which it believes to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions and conditions. Management believes that the estimates are reasonable.

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
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-9 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)". ASU No. 2014-9 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual periods beginning after December 15, 2017. Early adoption is permitted, but it is not permitted earlier than the original effective date. ASU No. 2014-9 provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. While the Company has not finalized the impact of the adoption of ASU No. 2014-9 on its consolidated financial statements, the Company does not expect the adoption to have a material impact.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory". ASU No. 2015-11 changes the measurement principle for inventory from the "lower of cost or market" to "lower of cost and net realizable value." Net realizable value is defined as the "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation." ASU No. 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company implemented ASU No. 2015-11 in the first quarter 2017. The adoption of this provision did not have a material impact on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-1, "Recognition and Measurement of Financial Assets and Financial Liabilities". ASU No. 2016-1 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU No. 2016-1 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this provision did not have a material impact on the Company's consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. ASU No. 2016-09 will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, the guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing and the update requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU No. 2016-09 in the first quarter of 2017. The Company elected to account for the forfeitures when they occur. The adoption of this provision did not have a material impact on the Company's consolidated financial statements.

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

4.              Inventories

Inventories consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$3,116	$3,291
Work in process	1,148	790
Finished goods	2,156	3,044
Total inventories	$6,420	$7,125

5.              Goodwill and Intangible Assets

Goodwill

The Company recognized an impairment charge of $4.7 million for the year ended December 31, 2016. As such, the Company has no goodwill at March 31, 2017 and December 31, 2016, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Useful Life in Years	March 31, 2017	December 31, 2016
Trade name	15 - 20	$1,208	$1,204
Patents and know-how	5 - 12	4,113	4,090
Customer relationships	4 - 8	731	721
		6,052	6,015
Less accumulated amortization		(4,675)	(4,532)
		$1,377	$1,483

The Company recorded amortization expense related to amortizable intangible assets of $0.1 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2017	$324
2018	161
2019	161
2020	161
2021	161
Thereafter	409
$1,377

6.              Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued salaries and benefits	$654	$759
Accrued severance and other charges (1)	1,348	1,738
Accrued warranty (2)	325	338
Warrant liability (3)	1,564	1,226
Liability for consigned precious metals	1,472	1,282
Other	1,013	1,002
	$6,376	$6,345

(1)	For additional information, refer to Note 7, “Severance and Other Charges”.

(2)	For additional information, refer to Note 8, “Accrued Warranty”.

(3)	For additional information, refer to Note 10, “Warrants” and Note 11, “Fair Value Measurements”.

7.              Severance and Other Charges

Severance and other charges consist of employee severance expense and lease exit costs, and the following summarizes the activity (in thousands):

	Severance	Lease Exit Costs	Total
December 31, 2016	$718	$1,020	$1,738
Provision	—	—	—
Payments	(279)	(111)	(390)
March 31, 2017	$439	$909	$1,348

At March 31, 2017 and December 31, 2016, the balance of severance and other charges were recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet.

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

The following summarizes the activity in the Company’s accrual for product warranty (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$338	$228
Accrued warranty expense	5	61
Warranty claims paid	(18)	(47)
Balance at end of period	$325	$242

At March 31, 2017 and December 31, 2016, the balance of accrued warranty were recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet.

9.              Debt

Notes payable consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Line of credit with FGI	$1,238	$1,458
$2.0 million, 8% shareholder note due 2017 (1)	—	1,803
	1,238	3,261
Less current portion	(1,238)	(3,261)
	$—	$—

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
The interest rate on advances or borrowings under the FGI facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI facility and was 6.50% at March 31, 2017 and December 31, 2016. Any advances or borrowings under the FGI facility are due on demand.
At March 31, 2017, the Company had $0.8 million gross accounts receivable pledged to FGI as collateral for short-term debt as well as $0.4 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at March 31, 2017 and December 31, 2016. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of the Company’s receivables or inventory.

Kanis S. A. Indebtedness

On April 1, 2016, the Company borrowed $2.0 million from Kanis S.A. pursuant to a promissory note with an interest rate of 8% per annum and a maturity date of September 30, 2017. In January 2017, the Company repaid the entire $2.0 million balance and recorded a loss on extinguishment of $0.2 million.

10.       Warrants

Warrants outstanding and exercisable are summarized as follows:

	Shares(1)	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2016	979,869	$6.36	$6.25-$21.00
Exercised	—	$—	$—
Expired	—	$—	$—
Outstanding at March 31, 2017	979,869	$6.36	$6.25 - $21.00
Exercisable at March 31, 2017	979,869	$6.36	$6.25 - $21.00

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
The assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability as of March 31, 2017 were as follows:

Expected volatility	98.3% - 106.0%
Risk-free interest rate	1.39% - 1.87%
Dividend yield	—
Expected life in years	2.5 - 4.7
The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability as of March 31, 2017 were as follows:

Expected volatility	97.4% - 104.0%
Risk-free interest rate	1.09% - 1.41%
Dividend yield	—
Expected life in years	1.3 - 2.6
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

11.       Fair Value Measurements

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

Assets and liabilities measured at fair value on the Company’s balance sheet on a recurring basis include the following at March 31, 2017 and December 31, 2016 (in thousands):

Warrant Liability	Level 1	Level 2	Level 3
March 31, 2017	—	—	$1,564
December 31, 2016	—	—	$1,226

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2017.

The following is a reconciliation of the warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$1,226	$3,072
Issuance of common stock warrants	—	—
Exercise of common stock warrants	—	(739)
Remeasurement of common stock warrants	338	(796)
Balance at end of period	$1,564	$1,537

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

12. Loss per Share

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

Because the Company incurred net losses in the three months ended March 31, 2017 and 2016, the effect of potentially dilutive securities has been excluded in the computation of diluted loss per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 2.1 million and 1.0 million shares during the three months ended March 31, 2017 and 2016, respectively.

13.       Commitments and Contingencies

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

Litigation

The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s condensed consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the unaudited condensed consolidated financial statements as of March 31, 2017, nor is it possible to estimate what litigation-related costs will be in the future.

For information related to commitments and contingencies related to Applied Utility Systems, a former subsidiary of the Company that was sold in 2009, refer to Note 16, “Discontinued Operations”.

14.       Geographic Information

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

Net sales by geographic region based on the location of the Company’s point of sale is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$4,673	$5,878
Canada	2,689	2,996
Europe	852	872
Total international	3,541	3,868
Total revenues	$8,214	$9,746

15. Concentrations
For the three months ended March 31, 2017 and 2016, Honda accounted for 50% and 57%, respectively, of the Company's revenues. This customer accounted for 25% and 37% of the Company's accounts receivable at March 31, 2017 and December 31, 2016, respectively.
For the three months ended March 31, 2017, the Company had three suppliers that accounted for approximately 12%, 11%, and 11% of the Company's material purchases. For the three months ended March 31, 2016, the Company had one supplier that accounted for approximately 36% of the Company's material purchases.

16.       Discontinued Operations

Applied Utility Systems, Inc.

The Company is undergoing a sales and use tax audit by the State of California (the “State”) on Applied Utility Systems, Inc. “AUS” for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.5 million, inclusive of interest. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State. On August 12, 2013, the Company appeared at an appeals conference with the State Board of Equalization (“BOE”). On July 21, 2014, the Company received a Decision and Recommendation (“D&R”) from the BOE. The D&R’s conclusion was that the basis for the calculation of the aforementioned $1.5 million tax due should be reduced from $12.2 million to $9.0 million with a commensurate reduction in the tax owed to the State. Based on a re-audit, the BOE lowered the tax due to $0.9 million, inclusive of interest. The Company continues to disagree with these findings based on the aforementioned reasons. However, in October 2015, the Company offered to settle this case for $0.1 million, which is based on the expected cost of continuing to contest this audit. Accordingly, an accrual was charged to discontinued operations during the year ended December 31, 2015. Should the Company not prevail with the offer to settle this case, it plans to continue with the appeals process. Further, should the Company not prevail in this case, it will pursue reimbursement from the customer for all assessments from the State. As of each of March 31, 2017 and December 31, 2016, the Company had $0.1 million, respectively, in accrued expenses on the condensed consolidated balance sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

As used in this Quarterly Report on Form 10-Q, the terms “CDTi” or the “Company” or “we,” “our” and “us” refer to Clean Diesel Technologies, Inc. and its consolidated subsidiaries.

In addition, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties, as well as assumptions, which could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements generally are identified by the words “may,” “will,” “project,” “might,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “should,” “could,” “would,” “strategy,” “plan,” “continue,” “pursue,” or the negative of these words or other words or expressions of similar meaning. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. These forward-looking statements are based on information available to us, are current only as of the date on which the statements are made, and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. For examples of such risks and uncertainties, please refer to the discussion under the caption “Risk Factors” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2017 and our other filings with the SEC.

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

Financial Overview
For the three months ended March 31, 2017 revenues were $8.2 million, a decrease of approximately $1.5 million from the prior year, loss from operations was $2.4 million, a decrease of approximately $0.9 million from the prior year, primarily due to decreases in revenues offset by the benefits from our 2016 cost reduction initiatives. The decrease in revenues is primarily driven by the timing of shipments of our coated catalyst products to our Japanese OEM, Honda.
Net cash used in operations was $3.2 million for the three months ended March 31, 2017.
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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, product warranty reserves, accounting for income taxes, goodwill, impairment of long-lived assets other than goodwill, stock-based compensation and liability-classified warrants have the greatest potential impact on our unaudited condensed consolidated financial statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a more complete discussion of our critical accounting policies and estimates.

Impact of Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements see Note 3, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the accompanying notes to the unaudited condensed consolidated financial statements.

Customer Dependency and Relationship with Honda

Historically, we have derived a significant portion of our revenue from a limited number of customers. Sales to Honda represented 50% and 57% of our revenues for the three months ended March 31, 2017 and 2016, respectively. However, based on discussions with Honda, and acceleration of our powder-to-coat strategy, we anticipate that our supply of coated catalysts to Honda will begin to significantly decline in the second half of 2017, as certain current vehicle models are phased out. Accordingly, it will be critical that our advanced materials business strategy produces revenue with new customers, which may include Honda, directly or indirectly, to replace revenues from our current core catalyst business.

Results of Operations

In the past, the Company operated with two reportable business division segments based on the products it delivered.  Beginning in late 2015, the Company began its transition from a niche manufacturer of emissions control solutions for the automotive and heavy duty diesel markets to becoming an advanced materials technology provider of proprietary powders for these markets.  During the second quarter of 2016, the transition of the operating strategy was completed and the Company now views its operations and measures business as one reportable segment.

Comparison of Three Months Ended March 31, 2017 and 2016
(Amounts in tables in thousands, except percentages)

 Revenues

	Three Months Ended March 31,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Coated catalysts	$4,669	57%	$6,543	67%	$(1,874)	(29)%
Emission control systems	3,342	41%	2,983	31%	359	12%
Technology and advanced materials	203	2%	220	2%	(17)	(8)%
Total revenues	$8,214	100%	$9,746	100%	$(1,532)	(16)%

Coated catalyst revenues are generated from the sale of our high performance catalysts which reduce emissions from gasoline, diesel and natural gas combustion engines.  Emission control systems revenues are generated from the sale of products in our extensive line of heavy duty applications including DuraFit TM, branded OEM replacement diesel particulate filters, or DPFs, and diesel oxidation catalysts, or DOCs, sold through our distribution/dealer network and direct sales. We have begun offering a "private label" opportunity that will allow customers to place their proprietary branding on our line of heavy duty applications. Technology and advanced materials revenues included licenses and royalties, as well as sales of our advanced materials platform. The timing and amounts of revenue generated from licensing agreements will fluctuate.

For the three months ended March 31, 2017 our lower coated catalysts revenues are largely attributable to the timing of sales to our Japanese OEM customer. The increase in revenues from our emission control systems is due primarily to DuraFit TM sales to new customers.

Cost of revenues

	Three Months Ended March 31,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Cost of revenues	6,780	83%	7,009	72%	(229)	(3)%

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

The increase in cost of revenues as a percentage of revenue is driven by the ongoing realignment of our business strategy for our heavy duty applications in North America including introductory pricing to new customers, the launch of our new private label programs and the elimination of certain product offerings outside that strategy. As it relates to our coated catalyst products, the timing of shipment dates between quarters impacted the absorption of overhead. We also saw a significant increase in the price of palladium in the first quarter of 2017, which impacted our PGM liability.

Operating expenses

	Three Months Ended March 31,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Research and development	$1,069	13%	$1,762	18%	$(693)	(39)%
Selling, general and administrative	2,726	33%	3,400	35%	(674)	(20)%
Severance and other charges	—	—	792	8%	(792)	*
Total operating expenses	$3,795	46%	$5,954	61%	$(2,159)	(36)%

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

Selling, general and administrative expenses

We decreased general and administrative costs including consulting, payroll and benefits expenses, as a result of the closure of our Canadian facility and changes made at our California location. These decreases were partially offset by increases in seasonal expenses related to our 2016 audit.

Severance and other charges

The decrease was due to the 2016 completion of the closure of our Canadian facility.

Other Income

	Three Months Ended March 31,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Interest expense, net	$(103)	(1)%	$(392)	(4)%	$289	(74)%
Loss on extinguishment of debt	(194)	(2)%	—	—%	$(194)	*
(Loss)/gain on change in fair value of liability-classified warrants	(338)	(4)%	796	8%	(1,134)	(142)%
Other expense, net	(101)	(1)%	(380)	(4)%	279	(73)%
Total other (expense)/income	$(736)	(8)%	$24	—%	$(760)	*

* Percentage not meaningful

For the three months ended March 31, 2017, the decrease in other (expense) income was primarily due to the remeasurement of liability-classified warrants partially offset by lower interest expense due to less debt outstanding during each respective period.

Income Tax Benefit

We incurred income tax benefit of less than $0.1 million in the three months ended March 31, 2017 and $0.4 million in the three months ended March 31, 2016. The effective income tax rates were 0.0% and 13.2% for the three months ended March 31, 2017 and 2016, respectively. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and United Kingdom jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of March 31, 2017, we had an accumulated deficit of $226.2 million compared to $223.1 million at December 31, 2016. We have also had negative cash flows from operations from inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

We had $2.4 million in cash at March 31, 2017 compared to $7.8 million at December 31, 2016. At March 31, 2017, $1.0 million of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom.  If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

We have a $7.5 million secured demand financing facility backed by our receivables and inventory with FGI that terminates on August 15, 2017 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For details regarding the FGI facility, refer to the “—Description of Indebtedness” discussion below. At March 31, 2017, we had $1.2 million in borrowings outstanding under this facility with $6.3 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

On May 19, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015. Shelf registration statements are intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.  The Form S-3 permits us to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of our public float in any 12-month period.  At March 31, 2017, we had sold an aggregate of $3.1 million using the Form S-3.

We believe the equity raise and the debt conversions completed in 2016 improved our overall net cash positions; however, there is no assurance that we will be able to achieve projected levels of revenue and maintain access to sufficient working capital. As a result there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue operations within one year from the financial statement issuance date. If necessary, we will seek to raise additional capital from the sale of equity securities or the increase of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
			Change
	2017	2016	$	%
	(unaudited) (in thousands, except percentages)
Cash (used in) provided by :
Operating activities	$(3,188)	$(1,877)	$(1,311)	70%
Investing activities	$—	$(109)	$109	*
Financing activities	$(2,220)	$606	$(2,826)	(466)%

* Percentage not meaningful

Cash used in operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters. During the three months ended March 31, 2017, cash used in operations was $3.2 million. Cash flows were largely impacted by the loss from operations, adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in the fair value of the liability-classified warrant as well as the net effect of changes in net working capital and other balance sheet accounts. These changes include decreases in operating cash flows associated with lower accounts payable and accrued expenses. This decrease was partially offset by decreases in our inventory balances.

Cash used in investing activities

We had no cash provided by or used in investing activities for the three months ended March 31, 2017.

Cash (used in) / provided by financing activities

Cash used in financing activities was due to a $2.0 repayment of outstanding debt as well as net payments under our demand line of credit during the three months ended March 31, 2017.

Description of Indebtedness

	March 31, 2017	December 31, 2016
	(unaudited) (in thousands)
Line of credit with FGI	$1,238	$1,458
$2.0 million, 8% shareholder note due 2017	—	1,803
	$1,238	$3,261

We have a $7.5 million secured demand facility with FGI backed by our receivables and inventory. FGI can cancel the facility at any time.

Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and certain of our subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. At March 31, 2017, the inventory sublimit was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility.

The interest rate on advances or borrowings under the FGI facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI facility, and was 6.50% at March 31, 2017 and December 31, 2016.

We were in compliance with the terms of the FGI facility at March 31, 2017. However, there is no guarantee that we will be able to borrow the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

For additional information on our indebtedness, refer to Note 9, “Debt”.

Capital Expenditures

As of March 31, 2017, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of March 31, 2017, other than office leases, we had no material commitments other than the liabilities reflected in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For additional information, refer to Note 13, “Commitments and Contingencies”.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is (1) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our procedures or our internal controls will prevent or detect all errors and all fraud. Any internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.       Legal Proceedings

Refer to Note 13, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.    Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There are no material changes to such risk factors as of the date of this report.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1.1	Composite Certificate of Incorporation of the Registrant.	10-K	001-33710	3.1	3/30/2016
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-33710	3.1	7/26/2016
3.2	By-Laws of the Registrant, as amended through November 6, 2008	10-Q	001-33710	3.1	11/10/2008
10.1*	Employment Agreement, dated as of January 11, 2017, between Clean Diesel Technologies, Inc and Peter Chase	8-K	001-33710	10.1	1/31/2017	X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* -	Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

# -
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

CLEAN DIESEL TECHNOLOGIES, INC.

Date:	May 15, 2017	By:	/s/ Matthew Beale
Matthew Beale
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2017	By:	/s/ Tracy Kern
Tracy Kern
Chief Financial Officer
(Principal Financial and Accounting Officer)