Form 10-Q
period 2017-06-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2017-08-14
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 7, 2017, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 15,727,537.

CLEAN DIESEL TECHNOLOGIES, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$1,611	$7,839
Accounts receivable, net	4,623	5,398
Inventories	5,833	7,125
Prepaid expenses and other current assets	978	968
Total current assets	13,045	21,330
Property and equipment, net	1,031	1,158
Intangible assets, net	1,267	1,483
Deferred tax asset	561	554
Other assets	347	305
Total assets	$16,251	$24,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$672	$1,458
Shareholder notes payable	—	1,803
Accounts payable	4,145	5,979
Accrued expenses and other current liabilities	5,143	6,345
Income taxes payable	693	642
Total current liabilities	10,653	16,227
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 50,000,000 shares; issued and outstanding 15,722,537 and 15,703,301 shares at June 30, 2017 and December 31, 2016, respectively	157	157
Additional paid-in capital	238,093	237,838
Accumulated other comprehensive loss	(6,108)	(6,329)
Accumulated deficit	(226,544)	(223,063)
Total stockholders’ equity	5,598	8,603
Total liabilities and stockholders’ equity	$16,251	$24,830

 See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		As Restated		As Restated
Revenues	$8,399	$8,406	$16,613	$18,152
Cost of revenues	6,455	6,719	13,235	13,728
Gross profit	1,944	1,687	3,378	4,424
Operating expenses:
Research and development	987	1,431	2,056	3,193
Selling, general and administrative	1,916	2,827	4,642	6,227
Severance and other charges	(619)	581	(619)	1,373
Total operating expenses	2,284	4,839	6,079	10,793
Loss from operations	(340)	(3,152)	(2,701)	(6,369)
Other income (expense):
Interest expense, net	(64)	(691)	(167)	(1,083)
Gain on bifurcated derivative liability	—	2,754	—	2,754
Loss on extinguishment of debt	—	(1,630)	(194)	(1,630)
Gain (loss) on change in fair value of liability-classified warrants	4	792	(334)	1,588
Other income, net	184	1,008	83	628
Total other income (expense)	124	2,233	(612)	2,257
Loss from operations before income taxes	(216)	(919)	(3,313)	(4,112)
Income tax expense (benefit)	169	(697)	168	(1,119)
Net loss	(385)	(222)	(3,481)	(2,993)
Foreign currency translation adjustments	211	(533)	221	(270)
Comprehensive loss	$(174)	$(755)	$(3,260)	$(3,263)
Basic and diluted net loss per common share:
Net loss	$(0.02)	$(0.06)	$(0.22)	$(0.80)
Weighted average shares outstanding – basic and diluted	15,708	3,848	15,706	3,747

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
		As Restated
Cash flows from operating activities:
Net loss	$(3,481)	$(2,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330	418
Stock-based compensation expense	224	639
Loss (gain) on change in fair value of liability-classified warrants	334	(1,588)
Loss on extinguishment of debt	194	1,630
Gain on change in fair value of bifurcated derivative liability	—	(2,754)
Loss (gain) on foreign currency transactions	92	(796)
Amortization of debt discount	—	226
Other	4	59
Changes in operating assets and liabilities:
Accounts receivable	823	(22)
Inventories	1,356	26
Prepaid expenses and other assets	(20)	(3,199)
Accounts payable, accrued expenses and other current liabilities	(3,449)	2,932
Income taxes payable	40	58
Net cash used in operating activities	(3,553)	(5,364)
Cash flows from investing activities:
Purchases of property and equipment	—	(95)
Proceeds from sale of property and equipment	—	93
Net cash used in investing activities	—	(2)
Cash flows from financing activities:
Net payments under demand line of credit	(786)	(521)
Payments of shareholder notes payable	(2,000)	—
Proceeds from exercise of stock options	30	—
Proceeds from issuance of debt	—	3,750
Proceeds from exercise of warrants	—	20
Net cash (used in) provided by financing activities	(2,756)	3,249
Effect of exchange rates on cash	81	20
Net change in cash	(6,228)	(2,097)
Cash at beginning of period	7,839	2,958
Cash at end of period	$1,611	$861

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

2.              Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the condensed consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $226.5 million at June 30, 2017. The Company has funded its operations through asset sales, credit facilities and other borrowings and equity sales. At June 30, 2017, the Company had $1.6 million in cash.
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
The Company has a $7.5 million secured demand facility backed by its receivables and inventory with Faunus Group International, Inc. ("FGI"). At June 30, 2017, the Company had $0.7 million in borrowings outstanding under this facility with $6.8 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. There is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of its receivables or inventory. Additionally, FGI can cancel the facility at any time. For additional information, refer to Note 9, "Debt".

On May 19, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015.  The Form S-3 permits the Company to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of the Company’s public float in any 12-month period.  As of June 30, 2017, the Company had sold an aggregate of $3.1 million using the Form S-3.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-9, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-9 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)". ASU 2014-9 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual periods beginning after December 15, 2017. Early adoption is permitted, but it is not permitted earlier than the original effective date. ASU 2014-9 provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. While the Company has not finalized the impact of the adoption of ASU 2014-9 on its consolidated financial statements, the Company does not expect the adoption to have a material impact.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory". ASU 2015-11 changes the measurement principle for inventory from the "lower of cost or market" to "lower of cost and net realizable value." Net realizable value is defined as the "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation." ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company implemented ASU

2015-11 in the first quarter 2017. The adoption of this provision did not have a material impact on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU 2016-1, "Recognition and Measurement of Financial Assets and Financial Liabilities". ASU 2016-1 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU 2016-1 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is evaluating the impact of adoption of ASU 2016-1 on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)". ASU 2016-2 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. generally accepted accounting principles. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the impact of adoption of ASU 2016-2 on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”.  ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, the guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing and the update requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2016-09 in the first quarter of 2017. The Company elected to account for the forfeitures when they occur. The adoption of this provision did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments: a consensus of the Emerging Task Force”. ASU 2016-15 provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. The standard is intended to reduce current diversity in practice. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this accounting standard on its consolidated financial statements.

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

On May 10, 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting. The guidance clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company believes the adoption of ASU 2017-09 will not have a significant impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact that ASU 2017-11 will have on its consolidated financial statements.

4.              Inventories

Inventories consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$2,541	$3,291
Work in process	576	790
Finished goods	2,716	3,044
Total inventories	$5,833	$7,125

5.              Goodwill and Intangible Assets

Goodwill

The Company recognized an impairment charge of $4.7 million for the year ended December 31, 2016. As such, the Company has no goodwill at June 30, 2017 and December 31, 2016, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Useful Life in Years	June 30, 2017	December 31, 2016
Trade name	15 - 20	$1,209	$1,204
Patents and know-how	5 - 12	4,113	4,090
Customer relationships	4 - 8	743	721
		6,065	6,015
Less accumulated amortization		(4,798)	(4,532)
		$1,267	$1,483

The Company recorded amortization expense related to amortizable intangible assets of $0.1 million and $0.1 million during the three months ended June 30, 2017 and 2016, respectively and $0.2 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2017	$214
2018	161
2019	161
2020	161
2021	161
Thereafter	409
$1,267

6.              Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued salaries and benefits	$790	$759
Accrued severance and other charges (1)	400	1,738
Accrued warranty (2)	312	338
Warrant liability (3)	1,560	1,226
Liability for consigned precious metals	1,615	1,282
Other	466	1,002
	$5,143	$6,345

(1)	For additional information, refer to Note 7, “Severance and Other Charges”.

(2)	For additional information, refer to Note 8, “Accrued Warranty”.

(3)	For additional information, refer to Note 10, “Warrants” and Note 11, “Fair Value Measurements”.

7.              Severance and Other Charges

Severance and other charges consist of employee severance expense and lease exit costs, and the following summarizes the activity (in thousands):

	Severance	Lease Exit Costs	Total
December 31, 2015	$1,092	$—	$1,092
Provision	1,068	305	1,373
Payments	(818)	—	(818)
June 30, 2016	$1,342	$305	$1,647

	Severance	Lease Exit Costs	Total
December 31, 2016	$718	$1,020	$1,738
Provision - reversals	—	(619)	(619)
Payments	(482)	(237)	(719)
June 30, 2017	$236	$164	$400

At June 30, 2017 and December 31, 2016, the balance of severance and other charges were recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet. In the second quarter of 2017, the Company reached an agreement with the property owner of its former Canadian facility to exit our lease prior to its December 2018 termination. Severance and other charges reflect the reduction of the liability for the remaining estimated costs relative to the closed facility.

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

The following summarizes the activity in the Company’s accrual for product warranty (in thousands):

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$338	$228
Accrued warranty expense	117	142
Warranty claims paid	(147)	(90)
Translation Adjustment	4	(36)
Balance at end of period	$312	$244

At June 30, 2017 and December 31, 2016, the balance of accrued warranty was recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet.

9.              Debt

Notes payable consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Line of credit with FGI	$672	$1,458
$2.0 million, 8% shareholder note due 2017 (Kanis S.A.) (1)	—	1,803
	672	3,261
Less current portion	(672)	(3,261)
	$—	$—

(1)
Debt discount related to extinguishment and amendment of previous outstanding debt. The aggregate amount of unamortized debt discount was $0.2 million at December 31, 2016. For additional information, refer to the respective discussions below.

Line of credit with FGI

The Company maintains a $7.5 million secured demand facility with FGI backed by its receivables and inventory. The Company also granted FGI a first lien collateral interest in substantially all of its assets. The current termination date is August 15, 2017, however it may be extended at the Company's option for additional one-year terms. FGI can cancel the facility at any time and demand payment.
The interest rate on advances or borrowings under the FGI facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI facility and was 6.50% at June 30, 2017 and December 31, 2016. Any advances or borrowings under the FGI facility are due on demand.
At June 30, 2017, the Company had $0.4 million gross accounts receivable pledged to FGI as collateral for short-term debt as well as $0.3 million in borrowings outstanding against eligible inventory. The Company was in compliance with the terms of the FGI Facility at June 30, 2017 and December 31, 2016. However, there is no guarantee that the Company will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of the Company’s receivables or inventory.

Kanis S. A. Indebtedness

On April 1, 2016, the Company borrowed $2.0 million from Kanis S.A. pursuant to a promissory note with an interest rate of 8% per annum and a maturity date of September 30, 2017 (see Note 17).

In January 2017, the Company repaid the entire $2.0 million balance and recorded a loss on extinguishment of $0.2 million.

10.       Warrants

Warrants outstanding and exercisable are summarized as follows:

	Shares(1)	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2016	979,869	$6.36	$6.25-$21.00
Exercised	—	$—	$—
Expired	—	$—	$—
Outstanding at June 30, 2017	979,869	$6.36	$6.25 - $21.00
Exercisable at June 30, 2017	979,869	$6.36	$6.25 - $21.00

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
The assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability as of June 30, 2017 were as follows:

Expected volatility	92.4% - 101.5%
Risk-free interest rate	1.33% - 1.80%
Dividend yield	—
Expected life in years	2.3 - 4.5
The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability as of June 30, 2017 were as follows:

Expected volatility	91.3% - 106.2%
Risk-free interest rate	1.24% - 1.44%
Dividend yield	—
Expected life in years	1.1 - 2.4

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

Assets and liabilities measured at fair value on the Company’s balance sheet on a recurring basis include the following at June 30, 2017 and December 31, 2016 (in thousands):

Warrant Liability	Level 1	Level 2	Level 3
June 30, 2017	—	—	$1,560
December 31, 2016	—	—	$1,226

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the three and six months ended June 30, 2017.

The following is a reconciliation of the warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, measured at fair value using Level 3 inputs (in thousands):

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$1,226	$3,072
Exercise of common stock warrants	—	(1,124)
Remeasurement of common stock warrants	334	(1,588)
Balance at end of period	$1,560	$360

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

Because the Company incurred net losses in the three and six months ended June 30, 2017 and 2016, the effect of potentially dilutive securities has been excluded in the computation of diluted loss per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 2.1 million and 1.0 million shares during the three and six months ended June 30, 2017 and 2016, respectively.

13.       Commitments and Contingencies

The Company leases facilities under non-cancellable operating leases. The leases expire at various dates through fiscal 2018 and frequently include renewal provisions for varying periods of time, provisions which require us to pay taxes, insurance and maintenance costs, and provisions for minimum rent increases. Minimum lease payments, including scheduled rent increases are recognized as rent expense on a straight-line basis over the term of the lease.

Litigation

The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s condensed consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the unaudited condensed consolidated financial statements as of June 30, 2017, nor is it possible to estimate what litigation-related costs will be in the future.

For information related to commitments and contingencies related to Applied Utility Systems, a former subsidiary of the Company that was sold in 2009, refer to Note 16, “Discontinued Operations”.

14.       Geographic Information

Net sales by geographic region based on the location of the Company’s point of sale is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$5,387	$6,513	$10,060	$12,390
Canada	2,215	1,243	4,904	4,421
Europe	797	650	1,649	1,341
Total international	3,012	1,893	6,553	5,762
Total revenues	$8,399	$8,406	$16,613	$18,152

15. Concentrations
For the three months ended June 30, 2017 and 2016, Honda accounted for 57% and 54%, respectively, of the Company's revenues. For the six months ended June 30, 2017 and 2016, Honda accounted for 54% and 55%, respectively, of the Company's revenues. This customer accounted for 36% and 35% of the Company's accounts receivable at June 30, 2017 and December 31, 2016, respectively.
For the three months ended June 30, 2017, the Company had four suppliers that accounted for approximately 25%, 12%, 10%, and 10% of the Company's material purchases. For the three months ended June 30, 2016, the Company had one supplier that accounted for approximately 34% of the Company's material purchases.
For the six months ended June 30, 2017, the Company had three suppliers that accounted for approximately 18%, 11% and 10% of the Company's material purchases. For the six months ended June 30, 2016, the Company had one supplier that accounted for approximately 35% of the Company's material purchases.

16.       Discontinued Operations

Applied Utility Systems, Inc.

The Company is undergoing a sales and use tax audit by the State of California (the “State”) on Applied Utility Systems, Inc. “AUS” for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.5 million, inclusive of interest. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State. On August 12, 2013, the Company appeared at an appeals conference with the State Board of Equalization (“BOE”). On July 21, 2014, the Company received a Decision and Recommendation (“D&R”) from the BOE. The D&R’s conclusion was that the basis for the calculation of the aforementioned $1.5 million tax due should be reduced from $12.2 million to $9.0 million with a commensurate reduction in the tax owed to the State. Based on a re-audit, the BOE lowered the tax due to $0.9 million, inclusive of interest. The Company continues to disagree with these findings based on the aforementioned reasons. However, in October 2015, the Company offered to settle this case for $0.1 million, which is based on the expected cost of continuing to contest this audit. Accordingly, an accrual was charged to discontinued operations during the year ended December 31, 2015. Should the Company not prevail with the offer to settle this case, it plans to continue with the appeals process. Further, should the Company not prevail in this case, it will pursue reimbursement from the customer for all assessments from the State. As of each of June 30, 2017 and December 31, 2016, the Company had $0.1 million, respectively, in accrued expenses on the condensed consolidated balance sheet.

17. Restatement of Prior Period Financial Statements

Subsequent to the issuance of the Company's consolidated financial statement for the quarterly period ended September 30, 2016, the Company identified immaterial errors that were the result of an incorrect assessment of the April 1, 2016 debt transaction with Kanis S.A.

On April 1, 2016, the Company executed a promissory note (the “Note”) in favor of Kanis S.A., pursuant to which Kanis S.A. loaned the Company $2.0 million (the “New Loan”). In addition, on April 1, 2016, the Company entered into an amendment to the loan agreement (the “Amendment”) with Kanis S.A., pursuant to which the Company and Kanis S.A. agreed to amend certain prior loans and amendments aggregating a principal balance of $7.5 million (the “Existing Loans”). The Amendment included the addition of a conversion feature to the Existing Loans, providing for their conversion into the Company’s common stock. Certain financial instruments of the Amendment required bifurcation and were determined to be an embedded derivative comprised of a conversion feature and a call option valued at $3.9 million using the Monte Carlo simulation model. The Company recorded the bifurcated derivative as a liability with a corresponding debt discount. During the three months ended June 30, 2016, the Company recognized $0.3 million of debt discount amortization, and on June 30, 2016, the Company marked to market the derivative liability resulting in a gain on the derivative liability of $2.8 million.

During the three months ended September 30, 2016, the Company received stockholder approval to complete the conversion of the Existing Loans into common stock, which conversion occurred on August 30, 2016. The Company accounted for the conversion of the Existing Loans as an extinguishment. The Company subsequently reviewed the accounting treatment of the Amendment and determined that the Amendment resulted in the extinguishment of the Existing Loans, and that the Company should have followed the accounting required for debt extinguishment and recorded the revalued Existing Loans on April 1, 2016.

As a result of its review, the Company determined that an extinguishment loss should have been recorded in other income (expense) with a corresponding decrease to Notes payable, net of debt discount and current portion in the second quarter of 2016 for $1.6 million as a result of the April 1, 2016 Amendment of the Existing Loans

The Company has restated the three and six months ending June 30, 2016 Condensed Consolidated Statement of Comprehensive Loss and Condensed Consolidated Statements of Cash Flows to correct for the extinguishment loss of $1.6 million and $0.1 million of amortization of discount, respectively, within other income (expense).

The impact of this error in the prior year periods was not material to the consolidated financial statements in any of the periods effected. In addition, the Company properly reflected the extinguishment loss in its consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016.

The revisions to the Company's Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2016 were as follows:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	As Reported	As Restated	As Reported	As Restated
Other income (expense):
Interest expense	(756)	(691)	(1,148)	(1,083)
Gain on bifurcated derivative liability	2,754	2,754	2,754	2,754
Loss on extinguishment of convertible debt	—	(1,630)	—	(1,630)
Gain (loss) on warrant liability	792	792	1,588	1,588
Other income, net	1,008	1,008	628	628
Total other income	3,798	2,233	3,822	2,257
Income (loss) from continuing operations before income taxes	646	(919)	(2,547)	(4,112)
Net income (loss)	1,343	(222)	(1,428)	(2,993)
Comprehensive income (loss)	$810	$(755)	$(1,698)	$(3,263)
Earnings/(loss) per common share:
Basic	$0.35	$(0.06)	$(0.38)	$(0.80)
Diluted	$0.13	$(0.06)	$(0.38)	$(0.80)

The revisions to the Company's Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 were as follows:

	Six Months Ended June 30, 2016
	As Reported	As Restated
Cash flows from operating activities:
Net loss	$(1,428)	$(2,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of convertible debt	—	1,630
Amortization of debt discount	291	226

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
Over the past decade, we have developed several generations of high performance catalysts, including our low-PGM mixed phase catalysts, or MPC®, that are used on certain new Honda vehicles. During the same period we have developed the ability to deliver our catalyst technology to other catalyst manufacturers in the form of functional powders or material systems. Recently, we have expanded our offering of material systems beyond MPC® to include new synergized-PGM diesel oxidation catalysts, or SPGM™ DOCs, base-metal activated rhodium support, or BMARS™, and Spinel™ technologies. Most catalytic systems require significant amounts of costly PGMs to operate effectively. Our family of unique high-performance material systems, featuring inexpensive base-metals with low PGM content will enable further advances in catalyst performance. We are marketing these new catalyst technologies to other catalyst manufacturers in a proprietary powder form, which will allow them to capture the benefits of our advanced catalyst technology in their own manufacturing operations and will provide a new source of revenue for the Company.

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

Financial Overview
For the three months ended June 30, 2017 revenues were $8.4 million, consistent with the prior year, loss from operations was $0.3 million, a decrease of approximately $2.8 million from the prior year, primarily due to benefits from our 2016 cost reduction initiatives as well as a decrease in severance and other charges for our remaining liability related to our closed Canadian manufacturing facility.
For the six months ended June 30, 2017 revenues were $16.6 million, a decrease of approximately $1.5 million from the prior year, and loss from operations was $2.7 million, a decrease of approximately $3.7 million from the prior year primarily due to benefits from our 2016 cost reduction initiatives as well as a decrease in severance and other charges for our remaining liability related to our closed Canadian manufacturing facility. The decrease in revenues is largely attributable to the decrease in coated catalyst shipments to Honda in the first quarter.
Net cash used in operations was $3.6 million for the six months ended June 30, 2017.
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

Customer Dependency and Relationship with Honda

Historically, we have derived a significant portion of our revenue from a limited number of customers. Sales to Honda represented 54% and 55% of our revenues for the six months ended June 30, 2017 and 2016, respectively. However, based on discussions with Honda, and acceleration of our powder-to-coat strategy, we anticipate that our supply of coated catalysts to Honda will begin to significantly decline in the second half of 2017, as certain current vehicle models are phased out. Accordingly, it will be critical that our advanced materials business strategy produces revenue with new customers, which may include Honda, directly or indirectly, to replace revenues from our current core catalyst business.

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

Comparison of Three and Six Months Ended June 30, 2017 and 2016
(Amounts in tables in thousands, except percentages)

 Revenues

	Three Months Ended June 30,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Coated catalysts	$4,821	57%	$4,830	58%	$(9)	—%
Emission control systems	3,011	36%	2,946	35%	65	2%
Technology and advanced materials	567	7%	630	7%	(63)	(10)%
Total revenues	$8,399	100%	$8,406	100%	$(7)	—%

	Six Months Ended June 30,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Coated catalysts	$9,291	56%	$10,441	58%	$(1,150)	(11)%
Emission control systems	6,553	39%	6,862	37%	(309)	(5)%
Technology and advanced materials	769	5%	849	5%	(80)	(9)%
Total revenues	$16,613	100%	$18,152	100%	$(1,539)	(8)%

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

For the three months ended June 30, 2017 revenue was consistent with the prior year.

For the six months ended June 30, 2017 our lower coated catalysts revenues are largely attributable to a decline in sales to Honda. The decrease in revenues from our emission control systems is due primarily to the timing of DuraFit TM shipments.

Cost of revenues

	Three Months Ended June 30,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Cost of revenues	$6,455	77%	$6,719	80%	$(264)	(4)%

	Six Months Ended June 30,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Cost of revenues	$13,235	80%	$13,728	76%	$(493)	(4)%

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

The decrease in cost of revenues as a percentage of revenue for the three months ended June 30, 2017 is driven by a more favorable revenue mix as compared to the same period in the prior year partially offset by the ongoing realignment of our business strategy for our heavy duty applications in North America including introductory pricing to new customers, the launch of additional private label programs.

The increase in cost of revenues as a percentage of revenue for the six months ended June 30, 2017 is driven by the ongoing realignment of our business strategy for our heavy duty applications in North America including introductory pricing to new customers, the launch of additional private label programs and the elimination of certain product offerings outside that strategy. As it relates to our coated catalyst products, the decrease in sales impacted the absorption of overhead. We also saw a significant increase in the price of palladium in the first quarter of 2017, which impacted our PGM liability.

Operating expenses

	Three Months Ended June 30,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Research and development	$987	12%	$1,431	17%	$(444)	(31)%
Selling, general and administrative	1,916	23%	2,827	34%	(911)	(32)%
Severance and other charges	(619)	(7)%	581	7%	(1,200)	*
Total operating expenses	$2,284	28%	$4,839	58%	$(2,555)	(53)%

* Percentage not meaningful

	Six Months Ended June 30,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Research and development	$2,056	12%	$3,193	18%	$(1,137)	(36)%
Selling, general and administrative	4,642	28%	6,227	34%	(1,585)	(25)%
Severance and other charges	(619)	(4)%	1,373	8%	(1,992)	*
Total operating expenses	$6,079	36%	$10,793	60%	$(4,714)	(44)%

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

Selling, general and administrative expenses

We decreased general and administrative costs including consulting, payroll and benefits expenses, as a result of the closure of our Canadian facility and changes made at our California location. In the first quarter, these decreases were partially offset by increases in seasonal expenses related to our 2016 audit.

Severance and other charges

In the second quarter of 2017, we reached an agreement with the property owner of our former Canadian facility to exit our lease prior to its December 2018 termination. Severance and other charges reflect the reduction of the liability for the remaining estimated costs relative to the closed facility.

Other Income

	Three Months Ended June 30,
	2017		2016
			As Restated
	$	% of Revenues	$	% of Revenues	Change	% Change
Interest expense, net	$(64)	(1)%	$(691)	(8)%	$627	(91)%
Gain on bifurcated derivative liability	—	—%	2,754	33%	(2,754)	(100)%
Loss on extinguishment of debt	—	—%	(1,630)	(19)%	1,630	(100)%
(Loss)/gain on change in fair value of liability-classified warrants	4	—%	792	9%	(788)	(99)%
Other income, net	184	2%	1,008	12%	(824)	(82)%
Total other income	$124	1%	$2,233	27%	$(2,109)	*

* Percentage not meaningful

	Six Months Ended June 30,
	2017		2016
			As Restated
	$	% of Revenues	$	% of Revenues	Change	% Change
Interest expense, net	$(167)	(1)%	$(1,083)	(6)%	$916	(85)%
Gain on bifurcated derivative liability	—	—%	2,754	15%	(2,754)	(100)%
Loss on extinguishment of debt	(194)	(1)%	(1,630)	(9)%	1,436	(88)%
(Loss)/gain on change in fair value of liability-classified warrants	(334)	(2)%	1,588	9%	(1,922)	(121)%
Other income, net	83	—%	628	3%	(545)	(87)%
Total other (expense)/income	$(612)	(4)%	$2,257	12%	$(2,869)	*

For the three and six months ended June 30, 2017, the decrease in other income was primarily due to the gain on bifurcated derivative liability partially offset by a loss on extinguishment of debt related to the Kanis Note and the amendment of the Kanis Agreement during the second quarter of 2016. We also incurred a loss in three and six months ended June 30, 2017, due to the remeasurement of liability-classified warrants partially offset by the lower interest expense due to the decrease in debt outstanding during the respective periods.

Income Tax Expense (Benefit)

We incurred income tax expense of approximately $0.2 million in the three and six months ended June 30, 2017. For the three and six months ended months ended June 30, 2016, we recognized an income tax benefit of approximately $0.7 million and $1.1 million respectively. The effective income tax rates were (78.2)% and 75.8% for the three months ended June 30, 2017 and 2016, respectively. The effective income tax rates were (5.1)% and 27.2% for the six months ended June 30, 2017 and 2016, respectively. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and United Kingdom jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of June 30, 2017, we had an accumulated deficit of $226.5 million compared to $223.1 million at December 31, 2016. We have also had negative cash flows from operations from inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

We had $1.6 million in cash at June 30, 2017 compared to $7.8 million at December 31, 2016. At June 30, 2017, $0.6 million of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom.  If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

We have a $7.5 million secured demand financing facility backed by our receivables and inventory with FGI that terminates on August 15, 2017 and may be extended at our option for additional one-year terms. However, FGI can cancel the facility at any time. For details regarding the FGI facility, refer to the “Description of Indebtedness” discussion below. At June 30, 2017, we had $0.7 million in borrowings outstanding under this facility with $6.8 million available, subject to the availability of eligible accounts receivable and inventory balances for collateral. However, there is no guarantee that we will be able to borrow to the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory. We are currently in negotiation with FGI to amend the facility.

On May 19, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015. Shelf registration statements are intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.  The Form S-3 permits us to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of our public float in any 12-month period.  At June 30, 2017, we had sold an aggregate of $3.1 million using the Form S-3.

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

The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
			Change
	2017	2016	$	%
	(unaudited) (in thousands, except percentages)
Cash (used in) provided by :
Operating activities	$(3,553)	$(5,364)	$1,811	34%
Investing activities	$—	$(2)	$2	*
Financing activities	$(2,756)	$3,249	$(6,005)	(185)%

* Percentage not meaningful

Cash used in operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters. During the six months ended June 30, 2017, cash used in operations was $3.6 million. Cash flows were largely impacted by the loss from operations, adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in the fair value of the liability-classified warrant as well as the net effect of changes in net working capital and other balance sheet accounts. These changes include decreases in operating cash flows associated with lower accounts payable and accrued expenses. This decrease was partially offset by decreases in our accounts receivable and inventory balances.

Cash used in investing activities

We had no cash provided by or used in investing activities for the six months ended June 30, 2017.

Cash (used in) / provided by financing activities

Cash used in financing activities was due to a $2.0 million repayment of outstanding debt as well as net payments under our demand line of credit during the six months ended June 30, 2017.
Cash provided by financing activities during the six months ended June 30, 2016 was due to $2.0 million generated from the promissory note entered into with Kanis S.A. on April 1, 2016, $0.5 million generated from the promissory note entered into with Lon E. Bell, Ph.D., one of CDTi’s directors, on April 11, 2016 and $1.3 million generated from the convertible notes entered into with Haldor Topsøe on June 30, 2016. These were partially offset by net payments under our demand line of credit of approximately $0.5 million.

Description of Indebtedness

	June 30, 2017	December 31, 2016
	(unaudited) (in thousands)
Line of credit with FGI	$672	$1,458
$2.0 million, 8% shareholder note due 2017 (Kanis S.A.)	—	1,803
	$672	$3,261

We have a $7.5 million secured demand facility with FGI backed by our receivables and inventory. FGI can cancel the facility at any time.

Under the FGI facility, FGI can elect to purchase eligible accounts receivables from us and certain of our subsidiaries at up to 80% of the value of such receivables (retaining a 20% reserve). At FGI’s election, FGI may advance us up to 80% of the value of any purchased accounts receivable, subject to the $7.5 million limit. Reserves retained by FGI on any purchased receivable are expected to be refunded to us net of interest and fees on advances once the receivables are collected from customers. We may also borrow against eligible inventory up to the inventory sublimit as determined by FGI subject to the aggregate $7.5 million limit under the FGI facility and certain other conditions. At June 30, 2017, the inventory sublimit was the lesser of $1.5 million or 50% of the aggregate purchase price paid for accounts receivable purchased under the FGI facility.

The interest rate on advances or borrowings under the FGI facility is the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI facility, and was 6.50% at June 30, 2017 and December 31, 2016.
We were in compliance with the terms of the FGI facility at June 30, 2017. However, there is no guarantee that we will be able to borrow the full limit of $7.5 million if FGI chooses not to finance a portion of our receivables or inventory.

For additional information on our indebtedness, refer to Note 9, “Debt”.

Capital Expenditures

As of June 30, 2017, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of June 30, 2017, other than office leases, we had no material commitments other than the liabilities reflected in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For additional information, refer to Note 13, “Commitments and Contingencies”.

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

CLEAN DIESEL TECHNOLOGIES, INC.

Date:	August 14, 2017	By:	/s/ Matthew Beale
Matthew Beale
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2017	By:	/s/ Tracy Kern
Tracy Kern
Chief Financial Officer
(Principal Financial and Accounting Officer)