Form 10-Q
period 2017-09-30
CLEAN DIESEL TECHNOLOGIES INC
filed 2017-11-14
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 7, 2017, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 15,802,936.

CLEAN DIESEL TECHNOLOGIES, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$3,341	$7,839
Accounts receivable, net	3,669	5,398
Inventories	3,534	7,125
Prepaid expenses and other current assets	961	968
Total current assets	11,505	21,330
Property and equipment, net	935	1,158
Intangible assets, net	1,158	1,483
Deferred tax asset	670	554
Other assets	326	305
Total assets	$14,594	$24,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,458
Shareholder notes payable	—	1,803
Accounts payable	4,243	5,979
Accrued expenses and other current liabilities	3,972	6,345
Income taxes payable	765	642
Total current liabilities	8,980	16,227
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 50,000,000 shares; issued and outstanding 15,802,936 and 15,703,301 shares at September 30, 2017 and December 31, 2016, respectively	158	157
Additional paid-in capital	238,340	237,838
Accumulated other comprehensive loss	(5,979)	(6,329)
Accumulated deficit	(226,905)	(223,063)
Total stockholders’ equity	5,614	8,603
Total liabilities and stockholders’ equity	$14,594	$24,830

 See accompanying notes to condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		As Restated		As Restated
Revenues	$6,857	$10,132	$23,470	$28,284
Cost of revenues	5,370	7,425	18,605	21,153
Gross profit	1,487	2,707	4,865	7,131
Operating expenses:
Research and development	1,155	762	3,211	3,955
Selling, general and administrative	1,877	2,322	6,519	8,549
Severance and other charges	235	571	(384)	1,945
Total operating expenses	3,267	3,655	9,346	14,449
Loss from operations	(1,780)	(948)	(4,481)	(7,318)
Other income (expense):
Interest expense, net	(93)	(458)	(260)	(1,541)
Gain on bifurcated derivative liability	—	—	—	2,754
Loss on extinguishment of debt	—	(10,780)	(194)	(12,410)
Gain (loss) on change in fair value of liability-classified warrants	738	(705)	404	883
Gain on sale of DuraFit	805	—	805	—
Other (expense) income, net	(149)	196	(67)	824
Total other income (expense)	1,301	(11,747)	688	(9,490)
Loss from operations before income taxes	(479)	(12,695)	(3,793)	(16,808)
Income tax (benefit) expense	(119)	(113)	49	(1,232)
Net loss	(360)	(12,582)	(3,842)	(15,576)
Foreign currency translation adjustments	129	(190)	350	(460)
Comprehensive loss	$(231)	$(12,772)	$(3,492)	$(16,036)
Basic and diluted net loss per common share:
Net loss	$(0.02)	$(2.14)	$(0.24)	$(3.49)
Weighted average shares outstanding – basic and diluted	15,760	5,876	15,724	4,462

See accompanying notes to the condensed consolidated financial statements.

CLEAN DIESEL TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
		As Restated
Cash flows from operating activities:
Net loss	$(3,842)	$(15,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	511	599
Stock-based compensation expense	304	841
Gain on sale of DuraFit business	(805)	—
Gain on change in fair value of liability-classified warrants	(404)	(883)
Loss on extinguishment of debt	194	12,410
Gain on change in fair value of bifurcated derivative liability	—	(2,754)
Loss (gain) on foreign currency transactions	92	(813)
Amortization of debt discount	—	398
Other	8	(20)
Changes in operating assets and liabilities:
Accounts receivable	1,795	(1,583)
Inventories	1,169	(666)
Prepaid expenses and other assets	23	170
Accounts payable, accrued expenses and other current liabilities	(3,772)	3,929
Income taxes payable	—	(102)
Net cash used in operating activities	(4,727)	(4,050)
Cash flows from investing activities:
Purchases of property and equipment	—	(116)
Proceeds from sale of DuraFit business	3,337	—
Proceeds from sale of property and equipment	—	130
Net cash provided by investing activities	3,337	14
Cash flows from financing activities:
Net payments under demand line of credit	(1,458)	(201)
Payments of shareholder notes payable	(2,000)	—
Proceeds from exercise of stock options	42	—
Proceeds from issuance of debt	—	3,750
Proceeds from exercise of warrants	122	247
Net cash (used in) provided by financing activities	(3,294)	3,796
Effect of exchange rates on cash	186	(20)
Net change in cash	(4,498)	(260)
Cash at beginning of period	7,839	2,958
Cash at end of period	$3,341	$2,698

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
We deliver our catalyst technology through the supply of materials and technology used in the catalyst coating process as well as finished products such as coated substrates and emission control systems. We supply our proprietary catalyst technologies to catalyst manufacturers, vehicle and equipment manufacturers, integrators and retrofitters.
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

2.              Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the condensed consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $226.9 million at September 30, 2017. The Company has funded its operations through asset sales, credit facilities and other borrowings and equity sales. At September 30, 2017, the Company had $3.3 million in cash.
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

On May 19, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015.  The Form S-3 permits the Company to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of the Company’s public float in any 12-month period.  As of September 30, 2017, the Company had sold an aggregate of $3.1 million using the Form S-3.

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

4.              Sale of DuraFit business

On September 8, 2017, the Company entered into an Asset Purchase Agreement with AP Emissions Technologies, LLC (“AP") wherein the Company sold substantially all of the assets of its DuraFit and private label OEM replacement diesel particulate filter ("DPF") and diesel oxidation catalysts ("DOC") business for approximately $3.3 million in cash.  The assets sold included all tangible and intangible assets of that business, including brands, intellectual property, equipment, customer agreements, private label programs and inventory.  As a result of the transaction, for the three and nine months ended September 30, 2017, the Company recorded a gain on sale of DuraFit of approximately $0.8 million. The Company will continue to serve this market through coating arrangements and its powder-to-coat technology.

Concurrently with the sale of the DuraFit business, the Company repaid in full all indebtedness owed to FGI Worldwide LLC, successor to Faunus Group International, Inc. ("FGI"), and terminated the Company's loan agreements with FGI and all commitments thereunder.  In connection with termination of the loan agreements, FGI terminated and released all of its security interests in and liens on all of the assets of the Company and its subsidiaries.  Of the proceeds received by the Company from the sale of the DuraFit business, the Company applied approximately $315,000 in repayment of the outstanding indebtedness to FGI. The Company did not incur any prepayment or early termination penalties in connection with termination of the FGI loan agreements.

5.              Inventories

Inventories consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$1,372	$3,291
Work in process	437	790
Finished goods	1,725	3,044
Total inventories	$3,534	$7,125

6.              Goodwill and Intangible Assets

Goodwill

The Company recognized an impairment charge of $4.7 million for the year ended December 31, 2016. As such, the Company has no goodwill at September 30, 2017 and December 31, 2016, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Useful Life in Years	September 30, 2017	December 31, 2016
Trade name	15 - 20	$1,209	$1,204
Patents and know-how	5 - 12	4,113	4,090
Customer relationships	4 - 8	752	721
		6,074	6,015
Less accumulated amortization		(4,916)	(4,532)
		$1,158	$1,483

The Company recorded amortization expense related to amortizable intangible assets of $0.1 million and $0.1 million during the three months ended September 30, 2017 and 2016, respectively and $0.3 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2017	$105
2018	161
2019	161
2020	161
2021	161
Thereafter	409
$1,158

7.              Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued salaries and benefits	$526	$759
Accrued severance and other charges (1)	392	1,738
Accrued warranty (2)	65	338
Warrant liability (3)	788	1,226
Liability for consigned precious metals	1,695	1,282
Other	506	1,002
	$3,972	$6,345

(1)	For additional information, refer to Note 8, “Severance and Other Charges”.

(2)	For additional information, refer to Note 9, “Accrued Warranty”.

(3)	For additional information, refer to Note 11, “Warrants” and Note 12, “Fair Value Measurements”.

8.              Severance and Other Charges

Severance and other charges consist of employee severance expense and lease exit costs, and the following summarizes the activity (in thousands):

	Severance	Lease Exit Costs	Total
December 31, 2015	$1,092	$—	$1,092
Provision	791	570	1,361
Payments	(1,000)	—	(1,000)
September 30, 2016	$883	$570	$1,453

	Severance	Lease Exit Costs	Total
December 31, 2016	$718	$1,020	$1,738
Provision (reversals)	235	(619)	(384)
Payments	(576)	(386)	(962)
September 30, 2017	$377	$15	$392

At September 30, 2017 and December 31, 2016, the balance of severance and other charges were recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet. In the third quarter of 2017, the Company incurred severance charges related to the sale of its Durafit business as well as the contraction in its operations team in response to the permanent decrease in sales to Honda. In the second quarter of 2017, the Company reached an agreement with the property owner of its former Canadian facility to exit the lease prior to its December 2018 termination. Severance and other charges reflect the reduction of the liability for the remaining estimated costs relative to the closed facility.

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

The following summarizes the activity in the Company’s accrual for product warranty (in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$338	$228
Accrued warranty expense	(16)	387
Warranty claims paid	(152)	(301)
Transferred in sale of DuraFit	(110)	—
Translation adjustment	5	—
Balance at end of period	$65	$314

At September 30, 2017 and December 31, 2016, the balance of accrued warranty was recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet. As part of the sale of its Durafit product line, the Company transferred its warranty liability for Durafit to the buyer.

10.              Debt

Notes payable consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Line of credit with FGI	$—	$1,458
$2.0 million, 8% shareholder note due 2017 (Kanis S.A.) (1)	—	1,803
	—	3,261
Less current portion	—	(3,261)
	$—	$—

(1)
Debt discount related to extinguishment and amendment of previous outstanding debt. The aggregate amount of unamortized debt discount was $0.2 million at December 31, 2016. For additional information, refer to the respective discussions below.

Line of credit with FGI

The Company maintained a $7.5 million secured demand facility with FGI backed by the Company's receivables and inventory. The Company also granted FGI a first lien collateral interest in substantially all of the Company's assets. On September 8, 2017, concurrent with the sale of the DuraFit business (see Note 4), the Company repaid all outstanding balances under this demand facility and terminated the loan agreements and all commitments thereunder. In connection with termination of the loan agreements, FGI terminated and released all of its security interests in and liens on all of the assets of the Company and its subsidiaries.

The interest rate on advances or borrowings under the FGI facility was the greater of (i) 6.50% per annum and (ii) 2.50% per annum above the prime rate, as defined in the FGI facility and was 6.50% at December 31, 2016.

Kanis S. A. Indebtedness

On April 1, 2016, the Company borrowed $2.0 million from Kanis S.A. pursuant to a promissory note with an interest rate of 8% per annum and a maturity date of September 30, 2017 (see Note 18).

In January 2017, the Company repaid the entire $2.0 million balance and recorded a loss on extinguishment of $0.2 million.

11.       Warrants

Warrants outstanding and exercisable are summarized as follows:

	Shares(1)	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2016	979,869	$6.36	$2.20-$21.00
Exercised	(75,399)	$19.46	$13.25-$21.00
Expired	—	$—	$—
Outstanding at September 30, 2017	904,470	$5.27	$2.20-$21.00
Exercisable at September 30, 2017	904,470	$5.27	$2.20-$21.00

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
The assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability as of September 30, 2017 were as follows:

Expected volatility	88.7-101.0
Risk-free interest rate	1.47%-1.80%
Dividend yield	—
Expected life in years	2.0-4.2

The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability as of September 30, 2017 were as follows:

Expected volatility	62.0-89.7
Risk-free interest rate	1.26%-1.49%
Dividend yield	—
Expected life in years	0.8-2.1
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

Assets and liabilities measured at fair value on the Company’s balance sheet on a recurring basis include the following at September 30, 2017 and December 31, 2016 (in thousands):

Warrant Liability	Level 1	Level 2	Level 3
September 30, 2017	—	—	$788
December 31, 2016	—	—	$1,226

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the three and nine months ended September 30, 2017.

The following is a reconciliation of the warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, measured at fair value using Level 3 inputs (in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$1,226	$3,072
Exercise of common stock warrants	(34)	(1,224)
Remeasurement of common stock warrants	(404)	(883)
Balance at end of period	$788	$965

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

Because the Company incurred net losses in the three and nine months ended September 30, 2017 and 2016, the effect of potentially dilutive securities has been excluded in the computation of diluted loss per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 2.0 million shares during the three and nine months ended September 30, 2017. Potentially dilutive common stock equivalents excluded were 4.8 million and 4.3 million shares during the three and nine months ended September 30, 2016, respectively.

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

Litigation

The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s condensed consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the unaudited condensed consolidated financial statements as of September 30, 2017, nor is it possible to estimate what litigation-related costs will be in the future.

For information related to commitments and contingencies related to Applied Utility Systems, a former subsidiary of the Company that was sold in 2009, refer to Note 17, “Discontinued Operations”.

15.       Geographic Information

Net sales by geographic region based on the location of the Company’s point of sale is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$3,909	$7,354	$13,969	$18,719
Canada	1,844	2,084	6,748	7,143
Europe	1,104	694	2,753	2,422
Total international	2,948	2,778	9,501	9,565
Total revenues	$6,857	$10,132	$23,470	$28,284

16. Concentrations
For the three months ended September 30, 2017 and 2016, Honda accounted for 48% and 68%, respectively, of the Company's revenues. For the nine months ended September 30, 2017 and 2016, Honda accounted for 52% and 60%, respectively, of the Company's revenues. This customer accounted for 22% and 35% of the Company's accounts receivable at September 30, 2017 and December 31, 2016, respectively. Based on discussions with Honda, and acceleration of the Company's powder-to-coat strategy, the Company's supply of coated catalysts to Honda has begun to significantly decline in the second half of 2017, as certain current vehicle models are phased out. The Company does not anticipate significant revenue from Honda in 2018.

For the three months ended September 30, 2017, the Company had four suppliers that accounted for approximately 14%, 12%, 12%, and 11% of the Company's material purchases. For the three months ended September 30, 2016, the Company had two suppliers that accounted for approximately 36% and 12% of the Company's material purchases.
For the nine months ended September 30, 2017, the Company had two suppliers that accounted for approximately 18%, and 11% of the Company's material purchases. For the nine months ended September 30, 2016, the Company had one supplier that accounted for approximately 38% of the Company's material purchases.

17.       Discontinued Operations

Applied Utility Systems, Inc.

The Company is undergoing a sales and use tax audit by the State of California (the “State”) on Applied Utility Systems, Inc. “AUS” for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.5 million, inclusive of interest. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State. On August 12, 2013, the Company appeared at an appeals conference with the State Board of Equalization (“BOE”). On July 21, 2014, the Company received a Decision and Recommendation (“D&R”) from the BOE. The D&R’s conclusion was that the basis for the calculation of the aforementioned $1.5 million tax due should be reduced from $12.2 million to $9.0 million with a commensurate reduction in the tax owed to the State. Based on a re-audit, the BOE lowered the tax due to $0.9 million, inclusive of interest. The Company continues to disagree with these findings based on the aforementioned reasons. However, in October 2015, the Company offered to settle this case for $0.1 million, which is based on the expected cost of continuing to contest this audit. Accordingly, an accrual was charged to discontinued operations during the year ended December 31, 2015. Should the Company not prevail with the offer to settle this case, it plans to continue with the appeals process. Further, should the Company not prevail in this case, it will pursue reimbursement from the customer for all assessments from the State. As of each of September 30, 2017 and December 31, 2016, the Company had $0.1 million, respectively, in accrued expenses on the condensed consolidated balance sheet.

18. Restatement of Prior Period Financial Statements

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

As a result of its review, the Company determined that an extinguishment loss should have been recorded in other income (expense) with a corresponding decrease to Notes payable, net of debt discount and current portion in the second quarter of 2016 for $1.6 million as a result of the April 1, 2016 Amendment of the Existing Loans

The Company has restated the three months ending September 30, 2016 Condensed Consolidated Statement of Comprehensive Loss to correct for the extinguishment loss of $1.6 million and less than $0.1 million of amortization of discount within other income (expense).  The Company has restated the nine months ending September 30, 2016 Condensed Consolidated Statement of Comprehensive Loss and Condensed Consolidated Statements of Cash Flows to correct for the extinguishment loss of $0.2 million and $0.1 million of amortization of discount within other income (expense).

The impact of this error in the prior year periods was not material to the consolidated financial statements in any of the periods affected. In addition, the Company properly reflected the extinguishment loss in its consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016.

The revisions to the Company's Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2016 were as follows:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	As Reported	As Restated	As Reported	As Restated
Other income (expense):
Interest expense	(489)	(458)	(1,637)	(1,541)
Gain on bifurcated derivative liability	—	—	2,754	2,754
Loss on extinguishment of convertible debt	(12,572)	(10,780)	(12,572)	(12,410)
Gain (loss) on warrant liability	(705)	(705)	883	883
Other income, net	196	196	824	824
Total other income	(13,570)	(11,747)	(9,748)	(9,490)
Income (loss) from continuing operations before income taxes	(14,518)	(12,695)	(17,066)	(16,808)
Net income (loss)	(14,405)	(12,582)	(15,834)	(15,576)
Comprehensive income (loss)	$(14,595)	$(12,772)	$(16,294)	$(16,036)
Earnings/(loss) per common share:
Basic	$(2.45)	$(2.14)	$(3.55)	$(3.49)
Diluted	$(2.45)	$(2.14)	$(3.55)	$(3.49)

The revisions to the Company's Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 were as follows:

	Nine Months Ended September 30, 2016
	As Reported	As Restated
Cash flows from operating activities:
Net loss	$(15,834)	$(15,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of convertible debt	12,572	12,410
Amortization of debt discount	494	398

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
We deliver our catalyst technology through the supply of materials and technology used in the catalyst coating process as well as finished products such as coated substrates and emission control systems. We supply our proprietary catalyst technologies to catalyst manufacturers, vehicle and equipment manufacturers, integrators and retrofitters.
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

In North America and in Europe, our transition to a technology provider business model includes an initial commercial focus on aftermarket catalyst manufacturers.  In North America, there is important opportunity for us to provide our advanced materials to producers of diesel particulate filters ("DPF") and diesel oxidation catalysts ("DOC") for the heavy duty diesel aftermarket and to manufacturers of aftermarket catalysts for the passenger car market.  In Europe, we have begun commercialization of our technology for selective catalytic reduction (“SCR”) de-nox applications to catalyst manufacturers and systems integrators serving the heavy duty diesel aftermarket.

During the third quarter of 2017, we sold substantially all of the assets of our DuraFit and private label OEM replacement DPF and DOC business, completing the final step in facilitating our transformation into a provider of enabling technology to the emissions catalyst market by the end of 2017. Our advanced materials and specialty coating business model streamlines our infrastructure, supports higher margins and improves profitability. While we will begin with less revenue than under our previous model, we expect to drive growth in our new powder-to-coat business in 2018 and into 2019 by providing technology to our manufacturing partners in the U.S., China, India and Europe and to OEMs around the world. We believe our technology provider model is highly scalable, allowing us to contend for the more than 90 million vehicle market globally.
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

Financial Overview
For the three months ended September 30, 2017 revenues were $6.9 million, a decrease of approximately $3.3 million from the prior year largely attributable to the decrease in coated catalyst shipments to Honda, and loss from operations was $1.8 million, an increase of approximately $0.8 million from the prior year, primarily due to lower sales partially offset by lower severance and other charges for our remaining liability related to our closed Canadian manufacturing facility.
For the nine months ended September 30, 2017 revenues were $23.5 million, a decrease of approximately $4.8 million from the prior year largely attribuatble to the decrease in coated catalyst shipments to Honda, and loss from operations was $4.5 million, a decrease of approximately $2.8 million from the prior year primarily due to benefits from our 2016 cost reduction initiatives as well as a decrease in severance and other charges for our remaining liability related to our closed Canadian manufacturing facility.
Net cash used in operations was $4.7 million for the nine months ended September 30, 2017.
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

Customer Dependency and Relationship with Honda

Historically, we have derived a significant portion of our revenue from a limited number of customers. Sales to Honda represented 52% and 60% of our revenues for the nine months ended September 30, 2017 and 2016, respectively. However, based on discussions with Honda, and acceleration of our powder-to-coat strategy, our supply of coated catalysts to Honda has begun to significantly decline in the second half of 2017, as certain current vehicle models are phased out. We do not anticipate significant revenue from Honda in 2018. Accordingly, it will be critical that our advanced materials business strategy produces revenue with new customers, which may include Honda, directly or indirectly, to replace revenues from our current core catalyst business.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2017 and 2016
(Amounts in tables in thousands, except percentages)

 Revenues

	Three Months Ended September 30,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Coated catalysts	$3,456	50%	$7,110	70%	$(3,654)	(51)%
Emission control systems	2,948	43%	2,778	27%	170	6%
Technology and advanced materials	453	7%	244	3%	209	86%
Total revenues	$6,857	100%	$10,132	100%	$(3,275)	(32)%

	Nine Months Ended September 30,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Coated catalysts	$12,747	55%	$17,626	62%	$(4,879)	(28)%
Emission control systems	9,500	40%	9,565	34%	(65)	(1)%
Technology and advanced materials	1,223	5%	1,093	4%	130	12%
Total revenues	$23,470	100%	$28,284	100%	$(4,814)	(17)%

Coated catalyst revenues are generated from the sale of our high performance catalysts which reduce emissions from gasoline, diesel and natural gas combustion engines.  Emission control systems revenues were generated from the sale of products in our extensive line of heavy duty diesel aftertreatment systems for retrofit and aftermarket applications including the Purafilter TM and DuraFit TM brands.  In September 2017, we sold our DuraFit product line although we continue to provide technology and materials to aftermarket participants.  Technology and advanced materials revenues included licenses and royalties, as well as sales of our advanced materials platform. The timing and amounts of revenue generated from licensing agreements will fluctuate.

Coated catalyst revenues decreased for the three and nine months ended September 30, 2017 due to the decline in sales to Honda. We do not anticipate significant revenue from Honda in 2018. Emissions control systems revenue showed a a small increase for the three months ended 2017 and remained consistent with the prior year nine month period. Due to the sale of the DuraFit product line, emission control systems revenues will decrease in future periods. Technology and advanced materials revenues increased for the three and nine months ended September 30, 2017 primarily due to increased royalty payments under our licensing agreements.

Cost of revenues

	Three Months Ended September 30,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Cost of revenues	$5,370	78%	$7,425	73%	$(2,055)	(28)%

	Nine Months Ended September 30,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Cost of revenues	$18,605	79%	$21,153	75%	$(2,548)	(12)%

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

The increase in cost of revenues as a percentage of revenue for the three and nine months ended September 30, 2017 is primarily driven by the impact of overhead on lower sales as well as a less favorable revenue mix as compared to the same periods in prior years. We also saw a significant increase in the price of palladium in the first quarter of 2017, which impacted our PGM liability for the nine month period.

Operating expenses

	Three Months Ended September 30,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Research and development	$1,155	17%	$762	8%	$393	52%
Selling, general and administrative	1,877	27%	2,322	23%	(445)	(19)%
Severance and other charges	235	3%	571	6%	(336)	*
Total operating expenses	$3,267	47%	$3,655	37%	$(388)	(11)%

* Percentage not meaningful

	Nine Months Ended September 30,
	2017		2016
	$	% of Revenues	$	% of Revenues	Change	% Change
Research and development	$3,211	14%	$3,955	14%	$(744)	(19)%
Selling, general and administrative	6,519	28%	8,549	30%	(2,030)	(24)%
Severance and other charges	(384)	(2)%	1,945	7%	(2,329)	*
Total operating expenses	$9,346	40%	$14,449	51%	$(5,103)	(35)%

* Percentage not meaningful

Research and development expenses consist primarily of compensation expense for employees and contractors engaged in research, design and development activities, as well costs paid to outside parties for testing, validation and certification of our products.  Selling, general and administrative expenses consist primarily of compensation expense, legal and professional fees, facilities expenses, and communication expenses.  Severance and other charges relate primarily to the closure of our Canadian facility and the transfer of operations to our California facility, the sale of our Durafit product line, and the decrease in operations personnel in response to the decrease in sales to Honda and include severance costs, equipment disposal, moving costs, and building exit costs.

Research and development expenses

The increase in research and development expenses in the third quarter of 2017 is primarily a result of the timing of testing as we work with new customers on the implementation of our powder-to-coat technologies in their manufacturing facilities. For the nine month period, these expenses were lower compared to the prior year due to the timing of testing and validation requirements.

Selling, general and administrative expenses

We decreased general and administrative costs including consulting, payroll and benefits expenses, in both the three and nine months ended September 30, 2017 as a result of the closure of our Canadian facility and changes made at our California location. In the third quarter of 2017, we further decreased our sales and support staff upon the sale of our DuraFit product line.

Severance and other charges

In the third quarter of 2017, we recorded the severance expense relative to the elimination of sales and support positions impacted by the sale of our Durafit product line, as well as the decrease in our operations personnel in response to the decrease in our coated catalyst revenues. In the second quarter of 2017, we reached an agreement with the property owner of our former Canadian facility to exit our lease prior to its December 2018 termination which resulted in a decrease in our severance liability for the nine month period.

Other Income

	Three Months Ended September 30,
	2017		2016
			As Restated
	$	% of Revenues	$	% of Revenues	Change	% Change
Interest expense, net	$(93)	(1)%	$(458)	(5)%	$365	(80)%
Loss on extinguishment of debt	—	—%	(10,780)	(106)%	10,780	(100)%
(Loss)/gain on change in fair value of liability-classified warrants	738	11%	(705)	(7)%	1,443	(205)%
Gain on sale of DuraFit	805	12%	—	—%	805	*
Other income, net	(149)	(2)%	196	2%	(345)	(176)%
Total other income	$1,301	20%	$(11,747)	(116)%	$13,048	*

* Percentage not meaningful

	Nine Months Ended September 30,
	2017		2016
			As Restated
	$	% of Revenues	$	% of Revenues	Change	% Change
Interest expense, net	$(260)	(1)%	$(1,541)	(5)%	$1,281	(83)%
Gain on bifurcated derivative liability	—	—%	2,754	10%	(2,754)	(100)%
Loss on extinguishment of debt	(194)	(1)%	(12,410)	(44)%	12,216	(98)%
(Loss)/gain on change in fair value of liability-classified warrants	404	2%	883	3%	(479)	(54)%
Gain on sale of DuraFit	805	3%	—	—%	805	*
Other income, net	(67)	—%	824	3%	(891)	(108)%
Total other (expense)/income	$688	3%	$(9,490)	(33)%	$10,178	*

For the three and nine months ended September 30, 2017, the decrease in other income was primarily due to the gain on bifurcated derivative liability partially offset by a loss on extinguishment of debt related to the Kanis S.A. $2.0 million promissory note and amendment of the Kanis S.A. loan agreement during the second quarter of 2016. We also recognized a gain in three and nine months ended September 30, 2017, due to the remeasurement of liability-classified warrants and incurred lower interest expense due to the decrease in debt outstanding during the respective periods.

Income Tax Expense (Benefit)

We incurred income tax (benefit)/expense of approximately $(0.1) million million and $0.0 million in the three and nine months ended September 30, 2017. For the three and nine months ended months ended September 30, 2016, we recognized an income tax benefit of approximately $(0.1) million and $(1.2) million respectively. The effective income tax rates were (24.8)% and (0.9%) for the three months ended September 30, 2017 and 2016, respectively. The effective income tax rates were 1.3% and (7.3%) for the nine months ended September 30, 2017 and 2016, respectively. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and United Kingdom jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of September 30, 2017, we had an accumulated deficit of $226.9 million compared to $223.1 million at December 31, 2016. We have also had negative cash flows from operations from inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

We had $3.3 million in cash at September 30, 2017 compared to $7.8 million at December 31, 2016. At September 30, 2017, $0.6 million of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom.  If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

Prior to September 8, 2017, we had a $7.5 million secured demand financing facility backed by our receivables and inventory with FGI. On September 8, 2017, the we repaid in full all indebtedness owed to FGI, terminated the FGI loan agreements and all commitments thereunder, and obtained the termination and release by FGI of all of its security interests in and liens on all of our assets and those of our subsidiaries. We have no outstanding debt at September 30, 2017.

On May 19, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015. Shelf registration statements are intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.  The Form S-3 permits us to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of our public float in any 12-month period.  At September 30, 2017, we had sold an aggregate of $3.1 million using the Form S-3.

We believe the equity raise and the debt conversions completed in 2016, and the sale of our DuraFit product line in the third quarter of 2017, improved our overall net cash positions; however, there is no assurance that we will be able to achieve projected levels of revenue and maintain access to sufficient working capital. As a result there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue operations within one year from the financial statement issuance date. If necessary, we will seek to raise additional capital from the sale of equity securities or the increase of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of NASDAQ. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
			Change
	2017	2016	$	%
	(unaudited) (in thousands, except percentages)
Cash (used in) provided by :
Operating activities	$(4,727)	$(4,050)	$(677)	(17)%
Investing activities	$3,337	$14	$3,323	*
Financing activities	$(3,294)	$3,796	$(7,090)	(187)%

* Percentage not meaningful

Cash used in operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters. During the nine months ended September 30, 2017, cash used in operations was $4.7 million. Cash flows were largely impacted by the loss from operations, adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in the fair value of the liability-classified warrant, gain on sale of DuraFit as well as the net effect of changes in net working capital and other balance sheet accounts. These changes include decreases in operating cash flows associated with lower accounts payable and accrued expenses. This decrease was partially offset by decreases in our accounts receivable and inventory balances.

Cash provided by investing activities

Cash provided by investing activities was $3.3 million for the nine months ended September 30, 2017. This amount represented the cash received from the sale of the DuraFit business discussed in Note 4.

Cash (used in) / provided by financing activities

Cash used in financing activities was due to a $3.3 million repayment of outstanding debt as well as net payments under our demand line of credit during the nine months ended September 30, 2017.
Cash provided by financing activities during the nine months ended September 30, 2016 was due to $2.0 million generated from the promissory note entered into with Kanis S.A. on April 1, 2016, $0.5 million generated from the promissory note entered into with Lon E. Bell, Ph.D., one of CDTi’s directors, on April 11, 2016 and $1.3 million generated from the convertible notes entered into with Haldor Topsøe on June 30, 2016. The Company also received approximately $0.2 million from the exercise of outstanding warrants in the nine months ended September 30, 2016. These were partially offset by net payments under our demand line of credit of approximately $0.2 million.

Description of Indebtedness

	September 30, 2017	December 31, 2016
	(unaudited) (in thousands)
Line of credit with FGI	$—	$1,458
$2.0 million, 8% shareholder note due 2017 (Kanis S.A.)	—	1,803
	$—	$3,261

On September 8, 2017, the Company repaid in full all outstanding indebtedness of the Company and its subsidiaries owed to FGI . We did not incur any prepayment or early termination penalties in connection with termination of the FGI Agreement.

Capital Expenditures

As of September 30, 2017, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of September 30, 2017, other than office leases, we had no material commitments other than the liabilities reflected in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For additional information, refer to Note 14, “Commitments and Contingencies”.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
2.1	Asset Purchase Agreement, dated September 8, 2017, by and between the Registrant, Catalytic Solutions, Inc., Engine Control Systems Limited, and AP Emissions Technologies, LLC.	8-K	001-33710	2.1	9/12/2017
3.1.1	Composite Certificate of Incorporation of the Registrant.	10-K	001-33710	3.1	3/30/2016
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-33710	3.1	7/26/2016
3.2	By-Laws of the Registrant, as amended through November 6, 2008	10-Q	001-33710	3.1	11/10/2008
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

CLEAN DIESEL TECHNOLOGIES, INC.

Date:	November 14, 2017	By:	/s/ Matthew Beale
Matthew Beale
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2017	By:	/s/ Tracy Kern
Tracy Kern
Chief Financial Officer
(Principal Financial and Accounting Officer)