Form 10-Q
period 2018-03-31
CDTI ADVANCED MATERIALS, INC.
filed 2018-05-14
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 4, 2018, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 15,803,736.

CDTi ADVANCED MATERIALS, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CDTi ADVANCED MATERIALS, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$2,128	$2,807
Accounts receivable, net	2,992	2,097
Inventories	1,840	2,647
Prepaid expenses and other current assets	1,108	667
Total current assets	8,068	8,218
Property and equipment, net	676	714
Intangible assets, net	1,010	1,051
Deferred tax asset	644	644
Other assets	188	187
Total assets	$10,586	$10,814
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,465	$2,059
Accrued expenses and other current liabilities	2,958	3,585
Income taxes payable	796	789
Total current liabilities	6,219	6,433
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 50,000,000; issued and outstanding 15,803,736 shares at March 31, 2018 and December 31, 2017, respectively	158	158
Additional paid-in capital	238,556	238,455
Accumulated other comprehensive loss	(5,706)	(5,886)
Accumulated deficit	(228,641)	(228,346)
Total stockholders’ equity	4,367	4,381
Total liabilities and stockholders’ equity	$10,586	$10,814

 See accompanying notes to condensed consolidated financial statements.

CDTi ADVANCED MATERIALS, INC.

Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues	$4,912	$8,214
Cost of revenues	3,194	6,780
Gross profit	1,718	1,434
Operating expenses:
Research and development	757	1,069
Selling, general and administrative	1,453	2,726
Total operating expenses	2,210	3,795
Loss from operations	(492)	(2,361)
Other income (expense):
Interest expense, net	—	(103)
Loss on extinguishment of debt	—	(194)
Gain (loss) on change in fair value of liability-classified warrants	364	(338)
Other expense, net	(130)	(101)
Total other income (expense)	234	(736)
Loss before income taxes	(258)	(3,097)
Income tax expense (benefit)	37	(1)
Net loss	(295)	(3,096)
Foreign currency translation adjustments	180	10
Comprehensive loss	$(115)	$(3,086)
Basic and diluted net loss per common share:
Net loss	$(0.02)	$(0.20)
Weighted average shares outstanding – basic and diluted	15,804	15,703

See accompanying notes to the condensed consolidated financial statements.

CDTi ADVANCED MATERIALS, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(295)	$(3,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	180
Stock-based compensation expense	101	111
(Gain) loss on change in fair value of liability-classified warrants	(364)	338
Loss on extinguishment of debt	—	194
Gain on foreign currency transactions	144	(51)
Other	(35)	4
Changes in operating assets and liabilities:
Accounts receivable	(893)	450
Inventories	808	751
Prepaid expenses and other assets	(421)	(244)
Accounts payable, accrued expenses and other current liabilities	123	(1,886)
Income taxes payable	8	61
Net cash used in operating activities	(738)	(3,188)
Cash flows from investing activities:
Purchases of property and equipment	(8)	—
Proceeds from sale of property and equipment	35	—
Net cash provided by investing activities	27	—
Cash flows from financing activities:
Net payments under demand line of credit	—	(220)
Payments of shareholder notes payable	—	(2,000)
Net cash used in financing activities	—	(2,220)
Effect of exchange rates on cash	32	15
Net change in cash	(679)	(5,393)
Cash at beginning of period	2,807	7,839
Cash at end of period	$2,128	$2,446

See accompanying notes to the condensed consolidated financial statements.

CDTi ADVANCED MATERIALS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.              Organization

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
The Company's business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. It has operations in the United States ("U.S."), the United Kingdom, and Sweden.
2.              Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the condensed consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $228.6 million at March 31, 2018. The Company has funded its operations through asset sales, credit facilities and other borrowings and equity sales. At March 31, 2018, the Company had $2.1 million in cash.
The Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing, which the Company has successfully secured since inception, including financing from equity sales and asset divestitures. However, there is no assurance that the Company will be able to achieve projected levels of revenue and maintain access to sufficient working capital, and accordingly, there is substantial doubt as to whether the Company’s existing cash resources and working capital are sufficient to enable it to continue its operations within one year from the financial statement issuance date. If the Company is unable to obtain the necessary capital, it will be forced to license or liquidate its assets, significantly curtail or cease its operations and/or seek reorganization under the U.S. Bankruptcy Code. The condensed consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

On May 19, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015.  The Form S-3 permits the Company to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of the Company’s public float in any 12-month period.  As of March 31, 2018, the Company had sold an aggregate of $3.1 million using the Form S-3.

3.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, all normal recurring accruals and adjustments that are necessary for a fair presentation have been reflected. Intercompany transactions and balances have been eliminated in consolidation. The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but is not required for interim reporting purposes, has been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 2, 2018.

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

Revenue

Adoption of Recent Accounting Pronouncement
Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in FASB Accounting Standards Codification ("ASC") 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on the Company's results of operation, cash flows or financial position.

Revenue Recognition
Net sales include products and shipping and handling charges, net of estimates for product returns as well as royalties earned under licensing agreements. Revenue for products and shipping and handling charges are measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with revenue recognized at the point in time the customer obtains control of the products. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. The Company estimates product returns based on historical return rates. The majority of the Company's contracts have a single performance obligation and are short term in nature. The Company recognizes revenue for its usage based royalties when the usage has occurred.

Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from the transaction price and net sales.

Recent Accounting Pronouncements
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

4.              Inventories

Inventories consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$1,159	$1,101
Work in process	391	383
Finished goods	290	1,163
Total inventories	$1,840	$2,647

5.              Intangible Assets

Intangible assets consist of the following (in thousands):

	Useful Life in Years	March 31, 2018	December 31, 2017
Trade name	15 - 20	$1,208	$1,208
Patents and know-how	5 - 12	4,113	4,113
Customer relationships	4 - 8	746	750
		6,067	6,071
Less accumulated amortization		(5,057)	(5,020)
		$1,010	$1,051

The Company recorded amortization expense related to amortizable intangible assets of $0.1 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2018	$121
2019	162
2020	162
2021	162
2022	143
Thereafter	260
$1,010

6.              Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued salaries and benefits	$489	$560
Accrued severance and other charges (1)	—	28
Accrued warranty (2)	59	125
Warrant liability (3)	305	669
Liability for consigned precious metals	1,677	1,902
Other	428	301
	$2,958	$3,585

(1)	For additional information, refer to Note 7, “Severance and Other Charges”.

(2)	For additional information, refer to Note 8, “Accrued Warranty”.

(3)	For additional information, refer to Note 9, “Warrants” and Note 10, “Fair Value Measurements”.
7.              Severance and Other Charges

Severance and other charges consist of employee severance expense and lease exit costs, and the following summarizes the activity (in thousands):

	Severance	Lease Exit Costs	Total
December 31, 2016	$718	$1,020	$1,738
Provision	—	—	—
Payments	(279)	(111)	(390)
March 31, 2017	$439	$909	$1,348

	Severance	Lease Exit Costs	Total
December 31, 2017	$28	$—	$28
Provision	—	—	—
Payments	(28)	—	(28)
March 31, 2018	$—	$—	$—
During 2016, the Company accrued severance and lease exit costs associated with its manufacturing facility in Canada and other North American locations. During 2017, the Company incurred severance charges related to the sale of its DuraFit business as well as the contraction in its operations team in response to the permanent decrease in sales to Honda.
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

The following summarizes the activity in the Company’s accrual for product warranty (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$125	$338
Accrued warranty expense/(benefit)	(64)	5
Warranty claims paid	(2)	(18)
Balance at end of period	$59	$325

At March 31, 2018 and December 31, 2017, the balance of accrued warranty was recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet.
9.       Warrants

Warrants outstanding and exercisable are summarized as follows:

	Shares(1)	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2017	904,470	$5.27	$2.20-$21.00
Exercised	—	—	—
Expired	—	—	—
Outstanding at March 31, 2018	904,470	$5.27	$2.20-$21.00
Exercisable at March 31, 2018	904,470	$5.27	$2.20-$21.00

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
The assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability as of March 31, 2018 were as follows:

Expected volatility	79.8% - 100.4%
Risk-free interest rate	2.18% - 2.45%
Dividend yield	—
Expected life in years	1.51 - 3.72
The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability as of March 31, 2018 were as follows:

Expected volatility	56.7% - 74.0%
Risk-free interest rate	1.74% - 2.20%
Dividend yield	—
Expected life in years	0.26 - 1.62
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

10.       Fair Value Measurements

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

Assets and liabilities measured at fair value on the Company’s balance sheet on a recurring basis include the following at March 31, 2018 and December 31, 2017 (in thousands):

Warrant Liability	Level 1	Level 2	Level 3
March 31, 2018	—	—	$305
December 31, 2017	—	—	$669

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2018.

The following is a reconciliation of the warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$669	$1,226
Exercise of common stock warrants	—	—
Remeasurement of common stock warrants	(364)	338
Balance at end of period	$305	$1,564

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

11. Loss per Share

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

Because the Company incurred net losses in the three months ended March 31, 2018 and 2017, the effect of potentially dilutive securities has been excluded in the computation of diluted loss per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 1.9 million shares during the three months ended March 31, 2018.

12.       Commitments and Contingencies

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

Litigation

The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s condensed consolidated financial condition, results of operations or cash flows. Accordingly, the

Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the unaudited condensed consolidated financial statements as of March 31, 2018, nor is it possible to estimate what litigation-related costs will be in the future.
Applied Utility Systems, Inc.
The Company is undergoing a sales and use tax audit by the State of California (the "State") with respect to Applied Utility Systems, Inc., a former subsidiary of the Company that was sold in 2009, for the period of 2007 through 2009. The audit has identified a project performed by the Company during that time period for which sales tax was not collected and remitted and for which the State asserts that proper documentation of resale may not have been obtained and that the Company owes sales tax of $1.5 million, inclusive of interest. The Company contends and believes that it received sufficient and proper documentation from its customer to support not collecting and remitting sales tax from that customer and is actively disputing the audit report with the State. On August 12, 2013, the Company appeared at an appeals conference with the State Board of Equalization ("BOE"). On July 21, 2014, the Company received a Decision and Recommendation ("D&R") from the BOE. The D&R's conclusion was that the basis for the calculation of the aforementioned $1.5 million tax due should be reduced from $12.2 million to $9.0 million with a commensurate reduction in the tax owed to the State. Regardless of this finding, the Company continues to believe that it will prevail in this matter, as it believes that the State did not adequately address the legal arguments related to the Company's acceptance of the valid resale certificate from its customer. The Company has not agreed to these findings, and therefore, it will be appealing at a higher level at the BOE. Based on a re-audit, the BOE lowered the tax due to $0.9 million, inclusive of interest. The Company continues to disagree with these findings based on the aforementioned reasons. However, in October 2015, the Company offered to settle this case for $0.1 million, which is based on the expected cost of continuing to contest this audit. Accordingly, an accrual was charged to discontinued operations during the year ended December 31, 2015 to reflect the offer to settle this case. Should the Company not prevail with the offer to settle this case, it plans to continue with the appeals process. Further, should the Company not prevail in this case, it will pursue reimbursement from the customer for all assessments from the State.
13.       Geographic Information

Net sales by geographic region based on the location of the customer is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$3,477	$6,627
International:
Canada	270	318
Europe	1,117	1,024
Asia	48	245
Total international	1,435	1,587
Total revenues	$4,912	$8,214

14. Concentrations
For the three months ended March 31, 2018 and 2017, Honda accounted for 44% and 50%, respectively, of the Company's revenues. This customer accounted for 36% and 1% of the Company's accounts receivable at March 31, 2018 and December 31, 2017, respectively. The Company does not anticipate significant ongoing revenue from Honda in 2018. For the three months ended March 31, 2018, the Company had one additional customer account for 10% of the Company's revenues.
For the three months ended March 31, 2018, the Company had three suppliers that accounted for approximately 35%, 18%, and 10% of the Company's material purchases. For the three months ended March 31, 2017, the Company had three suppliers that accounted for approximately 12%, 11% and 11% of the Company's material purchases.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

As used in this Quarterly Report on Form 10-Q, the terms “CDTi” or the “Company” or “we,” “our” and “us” refer to CDTi Advanced Materials, Inc. and its consolidated subsidiaries.

In addition, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties, as well as assumptions, which could cause our results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements generally are identified by the words “may,” “will,” “project,” “might,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “should,” “could,” “would,” “strategy,” “plan,” “continue,” “pursue,” or the negative of these words or other words or expressions of similar meaning. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. These forward-looking statements are based on information available to us, are current only as of the date on which the statements are made, and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. For examples of such risks and uncertainties, please refer to the discussion under the caption “Risk Factors” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018 and our other filings with the SEC.

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

Financial Overview
For the three months ended March 31, 2018 revenues were $4.9 million, a decrease of approximately $3.3 million from the prior year largely attributable to the decrease in coated catalyst shipments to Honda and the sale of DuraFit, and loss from operations was $0.5 million compared to a loss of $2.4 million from the prior year, primarily due to the change in revenue mix and lower operating expenses primarily due to the sale of our DuraFit business in 2017.
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
Net cash used in operations was $0.7 million for the three months ended March 31, 2018.
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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, product warranty reserves, accounting for income taxes, impairment of long-lived assets other than goodwill, stock-based compensation and liability-classified warrants have the greatest potential impact on our unaudited condensed consolidated financial statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for a more complete discussion of our critical accounting policies and estimates.

Impact of Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements see Note 3, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the accompanying notes to the unaudited condensed consolidated financial statements.

Customer Dependency and Relationship with Honda

Historically, we have derived a significant portion of our revenue from a limited number of customers. Sales to Honda represented 44% and 50% of our revenues for the three months ended March 31, 2018 and 2017, respectively. Our sale of coated catalysts to Honda significantly declined in the second half of 2017. We do not anticipate significant revenue from Honda after March 31, 2018. Accordingly, it will be critical that our advanced materials business strategy produces revenue from new customers to replace revenues from our legacy core catalyst business.
Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017
(Amounts in tables in thousands, except percentages)

 Revenues

	Three Months Ended March 31,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Coated catalysts	$2,716	55%	$4,669	57%	$(1,953)	(42)%
Emission control systems	1,786	37%	3,342	41%	(1,556)	(47)%
Technology and advanced materials	410	8%	203	2%	207	102%
Total revenues	$4,912	100%	$8,214	100%	$(3,302)	(40)%

Coated catalyst revenues are generated from the sale of our high performance catalysts which reduce emissions from gasoline, diesel and natural gas combustion engines. Emission control systems revenues are generated from the sale of products in our extensive line of heavy duty diesel aftertreatment systems for retrofit and aftermarket applications including the Purafilter™
and DuraFit brands.  In September 2017, we sold our DuraFit product line; however, we continue to provide technology and materials to aftermarket participants. Technology and advanced materials revenues included licenses and royalties, as well as sales of our advanced materials platform.

Coated catalyst revenues decreased for the three months ended March 31, 2018 due to the decline in sales to Honda. We do not anticipate significant ongoing revenue from Honda for the remainder of 2018. Emissions control systems revenue decreased for the three months ended March 31, 2018 primarily due to the sale of the DuraFit product line. Technology and advanced materials revenues increased for the three months ended March 31, 2018 primarily due to an increase in royalty payments under our licensing agreements. We anticipate a reduction in royalty payments in 2018 due to the expiration of certain patents.

Cost of revenues

	Three Months Ended March 31,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Cost of revenues	$3,194	65%	$6,780	83%	$(3,586)	(53)%

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

The decrease in cost of revenues as a percentage of revenue for the three months ended March 31, 2018 is primarily driven by favorable revenue mix as compared to the same period in prior year including the absence of DuraFit sales in 2018.

Operating expenses

	Three Months Ended March 31,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Research and development	$757	15%	$1,069	13%	$(312)	(29)%
Selling, general and administrative	1,453	30%	2,726	33%	(1,273)	(47)%
Total operating expenses	$2,210	45%	$3,795	46%	$(1,585)	(42)%

Research and development expenses consist primarily of compensation expense for employees and contractors engaged in research, design and development activities, as well as costs paid to outside parties for testing, validation and certification of our products.  We also incur legal fees specific to the acquisition and maintenance of our patents. Selling, general and administrative expenses consist primarily of compensation expense, legal and professional fees, facilities expenses, and communication expenses.

Research and development expenses

The decrease in research and development expenses in the first quarter of 2018 is primarily a result decreases in headcount, the timing of legal expenses related to the filing and maintenance of our patent portfolio. and the cost of supplies to support our research programs.

Selling, general and administrative expenses

The decrease in selling, general and administrative costs in the three months ended March 31, 2018, was primarily due to decreased sales and support staff resulting from the sale sale of our DuraFit product line and the completion of our Honda production, as well as cost saving measures around professional fees and consulting costs.

Other income (expense)

	Three Months Ended March 31,
	2018		2017
			As Restated
	$	% of Revenues	$	% of Revenues	Change	% Change
Interest expense, net	$—	—%	$(103)	(1)%	$103	(100)%
Loss on extinguishment of debt	—	—%	(194)	(2)%	194	(100)%
Gain/(loss) on change in fair value of liability-classified warrants	364	7%	(338)	(4)%	702	(208)%
Other expense, net	(130)	(3)%	(101)	(1)%	(29)	29%
Total other income (expense)	$234	4%	$(736)	(8)%	$970	*

* Percentage not meaningful

For the three months ended March 31, 2018, we recognized other income versus other expense for the three months ended March 31, 2017. The change was primarily due to the gain recognized on the remeasurement of liability-classified warrants and the elimination of interest expense subsequent to the pay off of our outstanding debt in 2017. The three months ended March 31, 2017 also included loss on extinguishment of debt.

Income Tax Expense (Benefit)

ASC 740, Income Taxes requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts, and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels in the future years. Based on the available evidence, the Company continues to conclude that its deferred tax assets are not realizable on a more-likely-than-not basis.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the 2017 Tax Cuts and Jobs Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC 740 in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

The company’s accounting for the certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of March 31, 2018. However, we were able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items.

We incurred income tax expense/(benefit) of less than $0.1 million in the three months ended March 31, 2018 and 2017. The effective income tax rates were approximately 0.0% for the three months ended March 31, 2018 and 2017, respectively. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and United Kingdom jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of March 31, 2018, we had an accumulated deficit of $228.6 million compared to $228.3 million at December 31, 2017. We have also had negative cash flows from operations from inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

We had $2.1 million in cash at March 31, 2018 compared to $2.8 million at December 31, 2017. At March 31, 2018, $0.6 million of our cash was held by foreign subsidiaries in Canada, Sweden and the United Kingdom.  If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

On May 19, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015. Shelf registration statements are intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.  The Form S-3 permits us to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of our public float in any 12-month period.  At March 31, 2018, we had sold an aggregate of $3.1 million using the Form S-3.

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

The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
			Change
	2018	2017	$	%
	(unaudited) (in thousands, except percentages)
Cash (used in) provided by :
Operating activities	$(738)	$(3,188)	$2,450	77%
Investing activities	$27	$—	$27	*
Financing activities	$—	$(2,220)	$2,220	(100)%

* Percentage not meaningful

Cash from operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters. During the three months ended March 31, 2018, cash used in operations was $0.7 million. Cash flows were largely impacted by the loss from operations, adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in the fair value of the liability-classified warrant as well as the net effect of changes in net working capital and other balance sheet accounts. These changes include decreases in operating cash flows associated with higher accounts receivable and other current assets. This decrease was partially offset by a decrease in our inventory balances.

Cash from investing activities

Cash provided by investing activities was $27.0 thousand for the three months ended March 31, 2018. There was no investing-related cash flow activity for the three months ended March 31, 2017.

Cash from by financing activities

There was no financing-related cash flow activity for the three months ended March 31, 2018. Cash used in financing activities was due to a $2.2 million repayment of outstanding debt as well as net payments under our demand line of credit during the three months ended March 31, 2017.

Capital Expenditures

As of March 31, 2018, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of March 31, 2018, other than office leases, we had no material commitments other than the liabilities reflected in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For additional information, refer to Note 12, “Commitments and Contingencies”.

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
PART II—OTHER INFORMATION

Item 1.       Legal Proceedings

Refer to Note 12, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.    Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There are no material changes to such risk factors as of the date of this report.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1.1	Composite Certificate of Incorporation of the Registrant.	10-K	001-33710	3.1	3/30/2016
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-33710	3.1	7/26/2016
3.1.3	Certification of Amendment to the Restated Certificate of Incorporation of the Registrant	8-K	001-33710	3.1	12/16/2016
3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant	8-K	001-33710	3.1	3/15/2018
3.2	By-Laws of the Registrant, as amended through November 6, 2008	10-Q	001-33710	3.1	11/10/2008
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

CDTi ADVANCED MATERIALS, INC.

Date:	May 14, 2018	By:	/s/ Matthew Beale
Matthew Beale
Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2018	By:	/s/ Tracy Kern
Tracy Kern
Chief Financial Officer
(Principal Financial and Accounting Officer)