Form 10-Q
period 2018-06-30
CDTI ADVANCED MATERIALS, INC.
filed 2018-08-14
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 3, 2018, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 20,352,965.

CDTi ADVANCED MATERIALS, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CDTi ADVANCED MATERIALS, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(unadited)
	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$1,779	$2,807
Accounts receivable, net	2,011	1,877
Inventories	1,126	1,355
Prepaid expenses and other current assets	245	656
Current assets of discontinued operations	599	1,524
Total current assets	5,760	8,219
Property and equipment, net	365	414
Intangible assets, net	970	1,051
Deferred tax asset	—	644
Other assets	94	62
Assets of discontinued operations	105	424
Total assets	$7,294	$10,814
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,520	$1,684
Accrued expenses and other current liabilities	886	1,539
Income taxes payable	807	789
Liabilities of discontinued operations	1,328	2,421
Total current liabilities	4,541	6,433
Other liabilities	—	—
Liabilities of discontinued operations	462	—
Total liabilities	5,003	6,433
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 50,000,000; issued and outstanding 15,908,736 and 15,803,736 shares at June 30, 2018 and December 31, 2017, respectively	158	158
Additional paid-in capital	238,729	238,455
Accumulated other comprehensive loss	(6,004)	(5,886)
Accumulated deficit	(230,592)	(228,346)
Total stockholders’ equity	2,291	4,381
Total liabilities and stockholders’ equity	$7,294	$10,814

 See accompanying notes to condensed consolidated financial statements.

CDTi ADVANCED MATERIALS, INC.

Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$2,433	$3,556	$4,630	$7,405
Cost of revenues	1,666	2,291	2,825	5,653
Gross profit	767	1,265	1,805	1,752
Operating expenses:
Research and development	621	917	1,321	1,911
Selling, general and administrative	1,300	1,899	2,734	4,607
Severance and other charges	—	(619)	—	(619)
Total operating expenses	1,921	2,197	4,055	5,899
Loss from continuing operations	(1,154)	(932)	(2,250)	(4,147)
Other income (expense):
Interest expense, net	—	(67)	—	(190)
Loss on extinguishment of debt	—	—	—	(194)
Gain (loss) on change in fair value of liability-classified warrants	170	4	534	(334)
Other expense, net	217	184	122	83
Total other income (expense)	387	121	656	(635)
Loss from continuing operations before income taxes	(767)	(811)	(1,594)	(4,782)
Income tax expense from continuing operations	704	169	741	168
Net loss from continuing operations	(1,471)	(980)	(2,335)	(4,950)
Net (loss) income from discontinued operations	(481)	595	89	1,469
Net loss	(1,952)	(385)	(2,246)	(3,481)
Foreign currency translation adjustments	(298)	211	(118)	221
Comprehensive loss	$(2,250)	$(174)	$(2,364)	$(3,260)
Basic and diluted net (loss) income per common share:
Net loss from continuing operations	$(0.09)	$(0.05)	$(0.15)	$(0.32)
Net (loss) income from discontinued operations	$(0.03)	$0.04	$0.01	$0.09
Net loss	$(0.12)	$(0.01)	$(0.14)	$(0.22)
Weighted average shares outstanding – basic	15,876	15,708	15,840	15,706
Weighted average shares outstanding – diluted	15,876	16,408	15,840	15,936

See accompanying notes to the condensed consolidated financial statements.

CDTi ADVANCED MATERIALS, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,246)	$(3,481)
Net income from discontinued operations	(89)	(1,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136	291
Stock-based compensation expense	276	224
(Gain) loss on change in fair value of liability-classified warrants	(534)	334
Deferred income tax provision	633	—
Loss on extinguishment of debt	—	194
Gain on foreign currency transactions	(98)	92
Other	(34)	4
Changes in operating assets and liabilities:
Accounts receivable	(169)	516
Inventories	207	268
Prepaid expenses and other assets	379	14
Accounts payable, accrued expenses and other current liabilities	(248)	(2,425)
Income taxes payable	21	40
Cash used in operating activities of continuing operations	(1,766)	(5,398)
Cash provided by operating activities of discontinued operations	703	1,845
Net cash used in operating activities	(1,063)	(3,553)
Cash flows from investing activities:
Purchases of property and equipment	(8)	—
Proceeds from sale of property and equipment	35	—
Net cash provided by investing activities	27	—
Cash flows from financing activities:
Net payments under demand line of credit	—	(710)
Payments of shareholder notes payable	—	(2,000)
Proceeds from exercise of stock options	—	30
Cash used in financing activities of continuing operations	—	(2,680)
Cash used in financing activities of discontinued operations	—	(76)
Net cash used in financing activities	—	(2,756)
Effect of exchange rates on cash	8	81
Net change in cash	(1,028)	(6,228)
Cash at beginning of period	2,807	7,839
Cash at end of period	$1,779	$1,611

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
The Company's business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. It has operations in the United States ("U.S."), the United Kingdom and Sweden.
2.              Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the condensed consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $230.6 million at June 30, 2018. The Company has funded its operations through asset sales, credit facilities and other borrowings and equity sales. At June 30, 2018, the Company had $1.8 million in cash.
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

On May 19, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015.  The Form S-3 permits the Company to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of the Company’s public float in any 12-month period.  As of June 30, 2018, the Company had sold an aggregate of $3.1 million using the Form S-3. In July 2018, the Company sold approximately $2.2 million of common stock in a rights offering to existing shareholders utilizing the Form S-3.

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

Discontinued Operations

Upon divesture of a business, the Company classifies such business as a discontinued operation, if the divested business represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.
For disposals other than by sale such as abandonment, the results of operations of a business would not be recorded as a discontinued operation until the period in which the business is actually abandoned. We have completed manufacturing commitments to Honda for production catalysts. In line with our strategy to provide our catalyst technology to other catalyst manufacturers in the form of functional powders or material systems, we will no longer sell coated catalysts and have exited our Coated Catalyst business.
Our exit of the Coated Catalyst business qualifies as discontinued operations and therefore has been presented as such for all reporting periods. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations. The Company also presents cash flows from discontinued operations separately from cash flows of continuing operations.
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

Revenue

Adoption of Recent Accounting Pronouncement

Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in FASB Accounting Standards Codification ("ASC") 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on the Company's results of operations, cash flows or financial position.

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

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). ASU 2016-2 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. generally accepted accounting principles. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the impact of adoption of ASU 2016-2 on its consolidated financial statements.

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

4.              Inventories

Inventories consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$657	$721
Work in process	226	322
Finished goods	243	312
Total inventories	$1,126	$1,355

5.              Intangible Assets

Intangible assets consist of the following (in thousands):

	Useful Life in Years	June 30, 2018	December 31, 2017
Trade name	15 - 20	$1,208	$1,208
Patents and know-how	5 - 12	4,113	4,113
Customer relationships	4 - 8	730	750
		6,051	6,071
Less accumulated amortization		(5,081)	(5,020)
		$970	$1,051

The Company recorded amortization expense related to amortizable intangible assets of less than $0.1 million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively and approximately $0.1 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively

Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2018	$81
2019	162
2020	162
2021	162
2022	142
Thereafter	261
$970

6.              Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued salaries and benefits	$550	$560
Accrued severance and other charges (1)	—	28
Accrued warranty (2)	66	125
Warrant liability (3)	135	669
Other	135	157
	$886	$1,539

(1)	For additional information, refer to Note 7, “Severance and Other Charges”.

(2)	For additional information, refer to Note 8, “Accrued Warranty”.

(3)	For additional information, refer to Note 9, “Warrants” and Note 10, “Fair Value Measurements”.

7.              Severance and Other Charges

Severance and other charges consist of employee severance expense and lease exit costs, and the following summarizes the activity (in thousands):

	Severance	Lease Exit Costs	Total
December 31, 2016	$718	$1,020	$1,738
Provision	—	(619)	(619)
Payments	(482)	(237)	(719)
June 30, 2017	$236	$164	$400

	Severance	Lease Exit Costs	Total
December 31, 2017	$28	$—	$28
Provision	—	—	—
Payments	(28)	—	(28)
June 30, 2018	$—	$—	$—
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

The following summarizes the activity in the Company’s accrual for product warranty (in thousands):

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$125	$338
Accrued warranty expense/(benefit)	(24)	121
Warranty claims paid	(35)	(147)
Balance at end of period	$66	$312

At June 30, 2018 and December 31, 2017, the balance of accrued warranty was recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet.

9.       Warrants

Warrants outstanding and exercisable are summarized as follows:

	Shares(1)	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2017	904,470	$5.27	$2.20-$21.00
Exercised	—	—	—
Expired	(6,920)	6.25	—
Outstanding at June 30, 2018	897,550	$5.26	$2.20-$21.00
Exercisable at June 30, 2018	897,550	$5.26	$2.20-$21.00

(1) Outstanding and exercisable information includes 15,000 equity-classified warrants.

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
The assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability as of June 30, 2018 were as follows:

Expected volatility	96.1% - 104.9%
Risk-free interest rate	2.38% - 2.65%
Dividend yield	—
Expected life in years	1.26 - 3.46

The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability as of June 30, 2018 were as follows:

Expected volatility	13.2% - 101.9%
Risk-free interest rate	0.18% - 2.4%
Dividend yield	—
Expected life in years	0.01 - 1.36
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

Assets and liabilities measured at fair value on the Company’s balance sheet on a recurring basis include the following at June 30, 2018 and December 31, 2017 (in thousands):

Warrant Liability	Level 1	Level 2	Level 3
June 30, 2018	—	—	$135
December 31, 2017	—	—	$669

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the six months ended June 30, 2018.

The following is a reconciliation of the warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, measured at fair value using Level 3 inputs (in thousands):

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$669	$1,226
Exercise of common stock warrants	—	—
Remeasurement of common stock warrants	(534)	334
Balance at end of period	$135	$1,560

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

Because the Company incurred net losses in the three and six months ended June 30, 2018 and 2017, the effect of potentially dilutive securities has been excluded in the computation of diluted loss per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 1.9 million and 2.1 million shares during the three and six months ended June 30, 2018 and 2017, respectively.

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

Litigation

The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s condensed consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the unaudited condensed consolidated financial statements as of June 30, 2018, nor is it possible to estimate what litigation-related costs will be in the future.
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
13.       Geographic Information

Net sales by geographic region based on the location of the customer is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$894	$2,063	$1,661	$4,585
International:
Canada	339	475	603	741
Europe	1,172	1,018	2,290	1,946
Asia	28	—	76	133
Total international	1,539	1,493	2,969	2,820
Total revenues	$2,433	$3,556	$4,630	$7,405

14. Concentrations
For the three months ended June 30, 2018, one customer accounted for approximately 10% of the Company's revenues. For all other period presented, no customer accounted for more than 10% of the Company's revenues.
For the three months ended June 30, 2018, the Company had two suppliers that accounted for approximately 43% and 11% of the Company's material purchases. For the three months ended June 30, 2017, the Company had three suppliers that accounted for approximately 35%, 15% and 14% of the Company's material purchases.

For the six months ended June 30, 2018, the Company had two suppliers that accounted for approximately 56%, and 10% of the Company's material purchases. For the six months ended June 30, 2017, the Company had three suppliers that accounted for approximately 28%, 14% and 11% of the Company's material purchases.

15. Discontinued Operations

The Coated Catalyst operations are presented below as discontinued operations. The following table presents the major classes of assets and liabilities of discontinued operations in the consolidated balance sheets as of June 30, 2018 and December 31, 2017 (in thousands).

	June 30, 2018	December 31, 2017
Assets
Accounts receivable, net	$325	$220
Inventories	221	1,292
Prepaid expenses and other current assets	53	12
Current assets of discontinued operations	599	1,524

Property and equipment, net	—	300
Other assets	105	124
Assets of discontinued operations	105	424

Total assets of discontinued operations	704	1,948

Liabilities
Accounts payable	421	375
Accrued expenses and other current liabilities	907	2,046
Current liabilities of discontinued operations	1,328	2,421

Other liabilities	462	—

Net liabilities of discontinued operations	$1,086	$473

The following table presents revenue and expense information for discontinued operations for the three and six months ended June 30, 2018 and 2017 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$574	$4,843	$3,289	$9,208
Pre-tax (loss) income	(481)	595	89	1,469
Income tax expense	—	—	—	—
Net (loss) income from discontinued operations	$(481)	$595	$89	$1,469

16. Subsequent Events
On July 25, 2018, the Company issued and sold an aggregate of 4,427,563 shares of its common stock at the subscription price of $0.50 per share, pursuant to a rights offering to its existing stockholders.  The Company received aggregate gross proceeds of approximately $2.2 million from the rights offering before deducting offering expenses.

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
Over the past decade, we have developed and produced several generations of high performance catalysts for automotive and off-road applications. Prior to our exit of our coated catalyst operations, we produced coated substrates for exhaust system manufacturers, as well as for integration in exhaust systems by third-party manufacturers. Over the last two years we have developed the ability to deliver our catalyst technology to other catalyst manufacturers in the form of functional powders or material systems. Most catalytic systems require significant amounts of costly PGMs to operate effectively. Our material systems, featuring inexpensive base-metals with low PGM content deliver like or better performance than competing higher-PGM catalysts.
The ability to supply our technology to other market participants has vastly expanded the addressable market for our products and allowed us to redeploy resources that were previously invested in capital intensive catalyst manufacturing activities.

During 2017, we completed manufacturing commitments to Honda for production catalysts and sold our DuraFit product line. These initiatives completed our repositioning as a supplier of materials and technology to the global catalyst market.

Discontinued operations

We have completed manufacturing commitments to Honda for production catalysts. In line with our strategy to provide our catalyst technology to other catalyst manufacturers in the form of functional powders or material systems, we will no longer sell coated catalysts and have exited our Coated Catalyst business.
Our exit of the Coated Catalyst business qualifies as discontinued operations and therefore has been presented as such for all reporting periods. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations. The Company also presents cash flows from discontinued operations separately from cash flows of continuing operations.
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

Financial Overview
For the three months ended June 30, 2018 revenues were $2.4 million, a decrease of approximately $1.1 million from the prior year primarily due to the sale of our DuraFit business in 2017 and loss from continuing operations was $1.2 million compared to a loss of $0.9 million from the prior year. In the second quarter of 2017, we reached an agreement with the property owner of our former Canadian facility to exit our lease prior to its December 2018 termination resulting in a reduction of the liability for the remaining estimated costs related to the closed facility.
For the six months ended June 30, 2018 revenues were $4.6 million, a decrease of approximately $2.8 million from the prior year largely attributable to the sale of DuraFit, and loss from continuing operations was $2.3 million compared to a loss of $4.1 million from the prior year period, primarily due to lower operating expenses resulting from cost cutting measure to support our powder strategy and decreased costs due to the sale of DuraFit.

During the third quarter of 2017, we sold substantially all of the assets of our DuraFit and private label OEM replacement DPF and DOC business. As of the second quarter of 2018, we have completed manufacturing commitments to Honda for production catalysts. In line with our strategy to provide our catalyst technology to other catalyst manufacturers in the form of functional powders or material systems, we will no longer sell coated catalysts and have exited our Coated Catalyst business.
We have substantially completed the final step in facilitating our transformation into a provider of enabling technology to the emissions catalyst market. Our advanced materials model streamlines our infrastructure, supports higher margins and improves profitability. While we will begin with less revenue than under our previous model, we expect to drive growth in our new powder-to-coat business as we exit 2018 and into 2019 by providing technology to our manufacturing partners in the U.S., China, India and Europe and to OEMs around the world.
Net cash used in continuing operations was $1.8 million for the six months ended June 30, 2018.
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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2018 and 2017
(Amounts in tables in thousands, except percentages)

 Revenues

	Three Months Ended June 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Emission control systems	$1,937	80%	$2,990	84%	$(1,053)	(35)%
Technology and advanced materials	496	20%	566	16%	(70)	(12)%
Total revenues	$2,433	100%	$3,556	100%	$(1,123)	(32)%

	Six Months Ended June 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Emission control systems	$3,718	80%	6,636	90%	$(2,918)	(44)%
Technology and advanced materials	912	20%	769	10%	143	19%
Total revenues	$4,630	100%	$7,405	100%	$(2,775)	(37)%

Emission control systems revenues are generated from the sale of products in our extensive line of heavy duty diesel aftertreatment systems for retrofit and aftermarket applications including the Purafilter™ brand.  In September 2017, we sold our DuraFit product line; however, we continue to provide technology and materials to aftermarket participants. Technology and advanced materials revenues included licenses and royalties, as well as sales of our advanced materials platform.

Emissions control systems revenue decreased for the three months ended June 30, 2018 primarily due to the sale of the DuraFit product line. Technology and advanced materials revenues increased for the three months ended June 30, 2018 primarily due to an increase in royalty payments under our licensing agreements. We anticipate a reduction in royalty payments in 2018 due to the expiration of certain patents.

Emissions control systems revenue decreased for the six months ended June 30, 2018 primarily due to the sale of the DuraFit product line. Technology and advanced materials revenues increased for the six months ended June 30, 2018 primarily due to an increase in royalty payments under our licensing agreements. We anticipate a reduction in royalty payments in 2018 due to the expiration of certain patents

Cost of revenues

	Three Months Ended June 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Cost of revenues	$1,666	68%	$2,291	64%	$(625)	(27)%

	Six Months Ended June 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Cost of revenues	$2,825	61%	$5,653	76%	$(2,828)	(50)%

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

The increase in cost of revenues as a percentage of revenue for the three months ended June 30, 2018 is primarily driven by the impact of overhead across lower revenues as compared to the same period in the prior year.

The decrease in cost of revenues as a percentage of revenue for the six months ended June 30, 2018 is primarily driven by favorable revenue mix as compared to the same period in the prior year including the absence of DuraFit sales in 2018.

Operating expenses

	Three Months Ended June 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Research and development	$621	26%	$917	26%	$(296)	(32)%
Selling, general and administrative	1,300	53%	1,899	53%	(599)	(32)%
Severance and other charges	—	—%	(619)	(17)%	619	(100)%
Total operating expenses	$1,921	79%	$2,197	62%	$(276)	(13)%

	Six Months Ended June 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Research and development	$1,321	29%	1,911	26%	$(590)	(31)%
Selling, general and administrative	2,734	59%	4,607	62%	(1,873)	(41)%
Severance and other charges	—	—%	(619)	(9)%	619	(100)%
Total operating expenses	$4,055	88%	5,899	79%	$(1,844)	(31)%

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

Research and development expenses

The decrease in research and development expenses for the three and six months ended June 30, 2018, as compared to the same periods in the prior year is primarily a result of decreases in headcount, the timing of legal expenses related to the filing and maintenance of our patent portfolio, and the cost of supplies to support our research programs.

Selling, general and administrative expenses

The decrease in selling, general and administrative costs in the three and six months ended June 30, 2018, as compared to the same periods in the prior year, was primarily due to decreased sales and support staff resulting from the sale of our DuraFit product line, as well as cost saving measures around professional fees and consulting costs.

Severance and other charges

In the second quarter of 2017, we reached an agreement with the property owner of our former Canadian facility to exit our lease prior to its December 2018 termination. Severance and other charges reflect the reduction of the liability for the remaining estimated costs related to the closed facility.

Other income (expense)

	Three Months Ended June 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Interest expense, net	$—	—%	$(67)	(2)%	$67	(100)%
Gain/(loss) on change in fair value of liability-classified warrants	170	7%	4	—%	166	*
Other expense, net	217	9%	184	5%	33	18%
Total other income (expense)	$387	16%	$121	3%	$266	220%

* Percentage not meaningful

	Six Months Ended June 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Interest expense, net	$—	—%	(190)	(3)%	$190	(100)%
Loss on extinguishment of debt	—	—%	(194)	(3)%	194	(100)%
Gain/(loss) on change in fair value of liability-classified warrants	534	12%	(334)	(5)%	868	*
Other expense, net	122	3%	83	1%	39	47%
Total other income (expense)	$656	15%	$(635)	(10)%	$1,291	(203)%

* Percentage not meaningful

For the three and six months ended June 30, 2018, we recognized other income versus other expense primarily due to the gain recognized on the remeasurement of liability-classified warrants and the elimination of interest expense subsequent to the pay off of our outstanding debt in 2017. The six months ended June 30, 2017 also included loss on extinguishment of debt.

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

The company’s accounting for the certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of June 30, 2018. However, we were able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items.

We incurred income tax expense of approximately $0.7 million in the three and six months ended June 30, 2018. For the three and six months ended June 30, 2017, we incurred income tax expense of approximately $0.2 million. The effective income tax rates were approximately 91.8% and 46.5% for the three and six months ended June 30, 2018, respectively. The effective income tax rates were approximately 20.8% and 3.5% for the three and six months ended June 30, 2017. The increase in income tax expense relates to the write-off of the remaining deferred tax asset upon dissolution of Canadian entity. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and United Kingdom jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of June 30, 2018, we had an accumulated deficit of $230.6 million compared to $228.3 million at December 31, 2017. We have also had negative cash flows from operations from inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

We had $1.8 million in cash at June 30, 2018 compared to $2.8 million at December 31, 2017. At June 30, 2018, $0.4 million of our cash was held by foreign subsidiaries in Sweden and the United Kingdom.  If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

On May 19, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015. Shelf registration statements are intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.  The Form S-3 permits us to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of our public float in any 12-month period.  At June 30, 2018, we had sold an aggregate of $3.1 million using the Form S-3. In July 2018, we sold approximately $2.2 million of common stock in a rights offering to existing shareholders utilizing the Form S-3.

Based on our current cash levels and our current and anticipated usage of cash resources, we will require additional financing in the form of funding from outside sources during the first quarter of 2019. We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. Our continuation as a going concern is dependent upon our ability to obtain adequate additional financing, including financing from equity sales. As a result there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue operations within one year from the financial statement issuance date. If necessary, we will seek to raise additional capital from the sale of equity securities or the increase of indebtedness. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additionally, if we issue additional equity securities to raise funds, whether to potential customers or other investors, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  Additionally, we may be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of The NASDAQ Stock Market LLC (NASDAQ). Presently, we are not in compliance with continued listing requirements of NASDAQ, as discussed in Part II - Item 1A. Risk Factors of this quarterly report, and our common stock is at risk of being delisted from The NASDAQ Capital Market. If we cannot raise needed funds, we might be forced to license or liquidate our assets, significantly curtail or cease our operations and/or seek reorganization under the U.S. Bankruptcy Code, which would adversely affect our ability to implement our business plan and ultimately our viability as a company. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
			Change
	2018	2017	$	%
	(unaudited) (in thousands, except percentages)
Cash (used in) provided by :
Operating activities	$(1,063)	$(3,553)	$2,490	70%
Investing activities	$27	$—	$27	*
Financing activities	$—	$(2,680)	$2,680	(100)%

* Percentage not meaningful

Cash from operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters. During the six months ended June 30, 2018, cash used in continuing operations was $1.8 million. Cash flows were largely impacted by the loss from operations, adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in the fair value of the liability-classified warrants as well as the net effect of changes in net working capital and other balance sheet accounts. These changes include decreases in operating cash flows associated with higher accounts receivable. This decrease was partially offset by a decrease in our inventory balances.

Cash from investing activities

Cash provided by investing activities was $27.0 thousand for the six months ended June 30, 2018 and related to the sale of fixed assets. There was no investing-related cash flow activity for the six months ended June 30, 2017.

Cash from by financing activities

There was no financing-related cash flow activity for the six months ended June 30, 2018. Cash used in financing activities for was due to a $2.7 million repayment of outstanding debt as well as net payments under our demand line of credit during the six months ended June 30, 2017.

Capital Expenditures

As of June 30, 2018, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of June 30, 2018, other than office leases, we had no material commitments other than the liabilities reflected in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For additional information, refer to Note 12, “Commitments and Contingencies”.

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

Item 1A.    Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There are no material changes to such risk factors during the six months ended June 30, 2018, except as follows:

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
On May 10, 2018, we received a notification from the Listing Qualifications staff of The NASDAQ Stock Market LLC indicating that we no longer met the requirements to maintain a minimum bid price of $1.00 per share. The notice has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the NASDAQ Capital Market under the symbol “CDTI”. We have a period of 180 calendar days, or until November 6, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day period. If we are not in compliance by November 6, 2018, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market except for the minimum bid price requirement. In addition, we would be required to notify NASDAQ of our intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal the NASDAQ staff’s determination to a NASDAQ Hearings Panel and request a review of the delisting determination. We intend to monitor the closing bid price of our common stock and consider our available options to resolve the noncompliance with the minimum bid price requirement. No determination regarding our response has been made at this time. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.
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

CDTi ADVANCED MATERIALS, INC.

Date:	August 14, 2018	By:	/s/ Matthew Beale
Matthew Beale
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2018	By:	/s/ Tracy Kern
Tracy Kern
Chief Financial Officer
(Principal Financial and Accounting Officer)