Form 10-Q
period 2018-09-30
CDTI ADVANCED MATERIALS, INC.
filed 2018-11-14
CIK 949428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑  No ☐

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).               Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
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

As of November 1, 2018, the outstanding number of shares of the registrant’s common stock, par value $0.01 per share, was 4,070,533.

CDTi ADVANCED MATERIALS, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CDTi ADVANCED MATERIALS, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$3,254	$2,807
Accounts receivable, net	1,320	1,877
Inventories	1,383	1,355
Prepaid expenses and other current assets	123	656
Current assets of discontinued operations	216	1,524
Total current assets	6,296	8,219
Property and equipment, net	343	414
Intangible assets, net	929	1,051
Deferred tax asset	10	644
Other assets	80	62
Assets of discontinued operations	105	424
Total assets	$7,763	$10,814
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,452	$1,684
Accrued expenses and other current liabilities	940	1,539
Income taxes payable	811	789
Liabilities of discontinued operations	888	2,421
Total current liabilities	4,091	6,433
Liabilities of discontinued operations	674	—
Total liabilities	4,765	6,433
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: authorized 100,000; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share: authorized 50,000,000; issued and outstanding 4,070,533 and 3,160,747 shares at September 30, 2018 and December 31, 2017, respectively	202	158
Additional paid-in capital	240,851	238,455
Accumulated other comprehensive loss	(6,055)	(5,886)
Accumulated deficit	(232,000)	(228,346)
Total stockholders’ equity	2,998	4,381
Total liabilities and stockholders’ equity	$7,763	$10,814

 See accompanying notes to condensed consolidated financial statements.

`CDTi ADVANCED MATERIALS, INC.

Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$2,025	$3,476	$6,654	$10,881
Cost of revenues	1,117	2,809	3,943	8,462
Gross profit	908	667	2,711	2,419
Operating expenses:
Research and development	520	1,085	1,840	2,996
Selling, general and administrative	1,233	1,855	3,967	6,462
Severance and other charges	—	235	—	(384)
Total operating expenses	1,753	3,175	5,807	9,074
Loss from continuing operations	(845)	(2,508)	(3,096)	(6,655)
Other income (expense):
Interest expense, net	—	(95)	—	(235)
Loss on extinguishment of debt	—	—	—	(194)
Gain on sale of DuraFit business	—	805	—	805
Gain (loss) on change in fair value of liability-classified warrants	57	738	591	404
Other expense, net	43	(149)	95	(67)
Total other income (expense)	100	1,299	686	713
Loss from continuing operations before income taxes	(745)	(1,209)	(2,410)	(5,942)
Income tax expense from continuing operations	17	(119)	758	49
Net loss from continuing operations	(762)	(1,090)	(3,168)	(5,991)
Net (loss) income from discontinued operations	(645)	730	(486)	2,149
Net loss	(1,407)	(360)	(3,654)	(3,842)
Foreign currency translation adjustments	(52)	129	(170)	350
Comprehensive loss	$(1,459)	$(231)	$(3,824)	$(3,492)
Basic and diluted net (loss) income per common share:
Net loss from continuing operations	$(0.20)	$(0.35)	$(0.93)	$(1.90)
Net (loss) income from discontinued operations - Basic	$(0.17)	$0.24	$(0.14)	$0.68
Net (loss) income from discontinued operations - Diluted	$(0.17)	$0.24	$(0.14)	$0.68
Net loss	$(0.37)	$(0.11)	$(1.08)	$(1.22)
Weighted average shares outstanding – basic	3,839	3,152	3,394	3,145
Weighted average shares outstanding – diluted	3,839	3,152	3,394	3,175

See accompanying notes to the condensed consolidated financial statements.

CDTi ADVANCED MATERIALS, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(3,654)	$(3,842)
Net loss (income) from discontinued operations	486	(2,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199	425
Stock-based compensation expense	374	304
Gain on change in fair value of liability-classified warrants	(591)	(404)
Gain on sale of DuraFit business	—	(805)
Deferred income tax provision	633	—
Loss on extinguishment of debt	—	194
(Gain) loss on foreign currency transactions	(98)	92
Other	(34)	8
Changes in operating assets and liabilities:
Accounts receivable	521	747
Inventories	(50)	866
Prepaid expenses and other assets	505	57
Accounts payable, accrued expenses and other current liabilities	(204)	(3,023)
Income taxes payable	26	—
Cash used in operating activities of continuing operations	(1,887)	(7,530)
Cash provided by operating activities of discontinued operations	282	2,803
Net cash used in operating activities	(1,605)	(4,727)
Cash flows from investing activities:
Purchases of property and equipment	(8)	—
Proceeds from sale of DuraFit business	—	3,337
Proceeds from sale of property and equipment	35	—
Net cash provided by investing activities	27	3,337
Cash flows from financing activities:
Net payments under demand line of credit	—	(1,291)
Payments of shareholder notes payable	—	(2,000)
Net proceeds from issuance of common stock	2,077	—
Proceeds from exercise of stock options	—	42
Cash provided by (used in) financing activities of continuing operations	2,077	(3,127)
Cash used in financing activities of discontinued operations	—	(167)
Net cash provided by (used in) financing activities	2,077	(3,294)
Effect of exchange rates on cash	(52)	186
Net change in cash	447	(4,498)
Cash at beginning of period	2,807	7,839
Cash at end of period	$3,254	$3,341

See accompanying notes to the condensed consolidated financial statements.

CDTi ADVANCED MATERIALS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.              Organization

CDTi Advanced Materials, Inc. ("CDTi" or the "Company") is a provider of technology and solutions to the automotive emissions control markets. The Company possesses expertise in emissions catalyst design and engineering for automotive and off-road applications
The Company has a proven ability to develop proprietary materials incorporating various base metals that replace costly platinum group metals ("PGMs") in coatings on vehicle catalytic converters. Recently, the Company has expanded its materials platform to include new synergized-PGM diesel oxidation catalysts (SPGM™ DOC), Base-Metal Activated Rhodium Support (BMARS™), and Spinel™ technologies, and it is in the process of introducing these new catalyst technologies to OEMs and other vehicle catalyst manufacturers in a proprietary powder form. The Company believes that this powder-to-coat business model will allow it to achieve greater scale and higher return on its technology investment than in the past.
The Company's business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants. It has operations in the United States ("U.S."), the United Kingdom and Sweden.
2.              Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Therefore, the condensed consolidated financial statements contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $232.0 million at September 30, 2018. The Company has funded its operations through asset sales, credit facilities and other borrowings and equity sales. At September 30, 2018, the Company had $3.3 million in cash.
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

On May 19, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015.  The Form S-3 permits the Company to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of the Company’s public float in any 12-month period. In July 2018, the Company sold approximately $2.2 million of common stock in a rights offering to existing shareholders utilizing the Form S-3. As of September 30, 2018, the Company had sold an aggregate of $3.1 million using the Form S-3.

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

On September 21, 2018, the Company effected a one-for-five reverse stock split. All share and per share information presented in these unaudited condensed consolidated financial statements has been retroactively adjusted to reflect the reverse stock split.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. These estimates and assumptions are based on management's best estimates and judgment. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to impairment of long-lived assets, stock-based compensation, the fair value of financial instruments including warrants, allowance for doubtful accounts, inventory valuation, taxes and contingent and accrued liabilities. The Company bases its estimates on historical experience and various other factors, including the current economic environment, which it believes to be reasonable under the circumstances. Estimates and assumptions are adjusted when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions and conditions. Management believes that the estimates are reasonable.

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
Reclassifications
Certain amounts reported in the prior years in the financial statements have been reclassified to conform to current year's presentation.
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

5.              Inventories

Inventories consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$921	$721
Work in process	220	322
Finished goods	242	312
Total inventories	$1,383	$1,355

6.              Intangible Assets

Intangible assets consist of the following (in thousands):

	Useful Life in Years	September 30, 2018	December 31, 2017
Trade name	15 - 20	$1,208	$1,208
Patents and know-how	5 - 12	4,113	4,113
Customer relationships	4 - 8	731	750
		6,052	6,071
Less accumulated amortization		(5,123)	(5,020)
		$929	$1,051

The Company recorded amortization expense related to amortizable intangible assets of less than $0.1 million and $0.1 million during the three months ended September 30, 2018 and 2017, respectively and approximately $0.1 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively

Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ending December 31:
Remainder of 2018	$40
2019	162
2020	162
2021	162
2022	143
Thereafter	260
$929

7.              Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued salaries and benefits	$437	$506
Accrued severance and other charges (1)	—	28
Accrued warranty (2)	76	125
Warrant liability (3)	78	669
Other	349	211
	$940	$1,539

(1)	For additional information, refer to Note 8, “Severance and Other Charges”.

(2)	For additional information, refer to Note 9, “Accrued Warranty”.

(3)	For additional information, refer to Note 10, “Warrants” and Note 11, “Fair Value Measurements”.

8.              Severance and Other Charges

Severance and other charges consist of employee severance expense and lease exit costs, and the following summarizes the activity (in thousands):

	Severance	Lease Exit Costs	Total
December 31, 2017	$28	$—	$28
Provision	—	—	—
Payments	(28)	—	(28)
September 30, 2018	$—	$—	$—

	Severance	Lease Exit Costs	Total
December 31, 2016	$718	$1,020	$1,738
Provision	235	(619)	(384)
Payments	(576)	(386)	(962)
September 30, 2017	$377	$15	$392
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

The following summarizes the activity in the Company’s accrual for product warranty (in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$125	$338
Accrued warranty expense/(benefit)	(13)	(16)
Transfer in sale of DuraFit business	—	(110)
Warranty claims paid	(35)	(152)
Translation adjustment	(1)	5
Balance at end of period	$76	$65

At September 30, 2018 and December 31, 2017, the balance of accrued warranty was recorded in accrued expenses and other liabilities in the condensed consolidated balance sheet.

10.       Warrants

Warrants outstanding and exercisable are summarized as follows:

	Shares(1)	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2017	180,894	$24.96	$2.50-$105.00
Exercised	—	—	—
Expired	(3,988)	31.25	—
Outstanding at September 30, 2018	176,906	$24.87	$2.50-$105.00
Exercisable at September 30, 2018	176,906	$24.87	$2.50-$105.00

(1) Outstanding and exercisable information includes 3,000 equity-classified warrants.

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
The assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability as of September 30, 2018 were as follows:

Expected volatility	95.0%-122.5%
Risk-free interest rate	2.6%-2.9%
Dividend yield	—
Expected life in years	1.0-3.2
The assumptions used in the Monte Carlo simulation model to estimate the fair value of the warrant liability as of September 30, 2018 were as follows:

Expected volatility	114.3%
Risk-free interest rate	2.6%
Dividend yield	—
Expected life in years	1.1
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

Assets and liabilities measured at fair value on the Company’s balance sheet on a recurring basis include the following at September 30, 2018 and December 31, 2017 (in thousands):

Warrant Liability	Level 1	Level 2	Level 3
September 30, 2018	—	—	$78
December 31, 2017	—	—	$669

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the nine months ended September 30, 2018.

The following is a reconciliation of the warrant liability, included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets, measured at fair value using Level 3 inputs (in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$669	$1,226
Exercise of common stock warrants	—	(34)
Remeasurement of common stock warrants	(591)	(404)
Balance at end of period	$78	$788

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

12. Stockholders' Equity

On August 24, 2018 at the Company’s Annual Meeting of Stockholders, the stockholders voted to approve the amendment of the Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock.  On September 21. 2018, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of Delaware to effect a one-for-five reverse stock split of the Company’s common stock, (the “ Reverse Stock Split ”). The amendment became effective on September 21, 2018.  As a result of the Reverse Stock Split, every five (5) shares of the Company’s issued and outstanding common stock were combined and reclassified into one (1) share of the Company’s common stock, which began trading on a split-adjusted basis on the NASDAQ Capital Market on September 24, 2018 with a new CUSIP number of 12514V2014. The Reverse Stock Split did not change the par value of the Company’s common stock.  All share and per share information disclosed as of September 20, 2018 and for all other comparative periods provided, have been retroactively adjusted to reflect the Reverse Stock Split.

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

Because the Company incurred net losses from continuing operations in the three and nine months ended September 30, 2018 and 2017, the effect of potentially dilutive securities has been excluded in the computation of diluted loss per share as their impact would be anti-dilutive. Potentially dilutive common stock equivalents excluded were 0.4 million shares during the three and nine months ended September 30, 2018 and 2017, respectively.

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

Litigation

The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on the Company’s condensed consolidated financial condition, results of operations or cash flows. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the unaudited condensed consolidated financial statements as of September 30, 2018, nor is it possible to estimate what litigation-related costs will be in the future.
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
15.       Geographic Information

Net sales by geographic region based on the location of the customer is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$762	$1,755	$2,424	$6,341
International:
Canada	261	322	863	1,061
Europe	864	1,300	3,153	3,247
Asia	138	99	214	232
Total international	1,263	1,721	4,230	4,540
Total revenues	$2,025	$3,476	$6,654	$10,881

16. Concentrations

For the three months ended September 30, 2018, one customer accounted for approximately 11% of the Company's revenues. For the three months ended September 30, 2017, one customer accounted for approximately 12% of the Company's revenues. For all other period presented, no customer accounted for more than 10% of the Company's revenues.
At September 30, 2018, one customer accounted for approximately 14% of the Company's accounts receivable. At September 30, 2017, one customer accounted for approximately 16% of the Company's accounts receivable.
For the three months ended September 30, 2018, the Company had two suppliers that accounted for approximately 43% and 17% of the Company's material purchases. For the three months ended September 30, 2017, the Company had three suppliers that accounted for approximately 21%, 18% and 16% of the Company's material purchases.
For the nine months ended September 30, 2018, the Company had two suppliers that accounted for approximately 37%, and 10% of the Company's material purchases. For the nine months ended September 30, 2017, the Company had three suppliers that accounted for approximately 26%, 15% and 14% of the Company's material purchases.

17. Discontinued Operations

The Coated Catalyst operations are presented below as discontinued operations. The following table presents the major classes of assets and liabilities of discontinued operations in the consolidated balance sheets as of September 30, 2018 and December 31, 2017 (in thousands).

	September 30, 2018	December 31, 2017
Assets
Accounts receivable, net	$140	$220
Inventories	45	1,292
Prepaid expenses and other current assets	31	12
Current assets of discontinued operations	216	1,524

Property and equipment, net	—	300
Other assets	105	124
Assets of discontinued operations	105	424

Total assets of discontinued operations	321	1,948

Liabilities
Accounts payable	45	375
Accrued expenses and other current liabilities	843	2,046
Current liabilities of discontinued operations	888	2,421

Other liabilities	674	—

Net liabilities of discontinued operations	$1,241	$473

The following table presents revenue and expense information for discontinued operations for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$132	$3,348	$3,422	$12,556
Pre-tax (loss) income	(645)	730	(486)	2,149
Income tax expense	—	—	—	—
Net (loss) income from discontinued operations	$(645)	$730	$(486)	$2,149

18. Subsequent Event

On November 14, 2018, the company announced that it will voluntarily delist its common stock from The Nasdaq Stock Market and, based upon ownership of its shares by fewer than 300 holders of record, deregister its common stock under the Securities Exchange Act of 1934 and suspend its public reporting obligations. Our Board of Directors concluded that the costs of maintaining the Nasdaq listing and remaining a public reporting company, including costs of compliance, the demands on management time and the Company resources required to maintain its listed and registered status, outweigh the benefits to the Company and its stockholders of continued Nasdaq listing and SEC reporting.
The Company will file a Form 25 with the Securities and Exchange Commission on or about November 26, 2018, and the Nasdaq delisting is expected to become effective on or about December 6, 2018, at which time trading on Nasdaq will cease. The common stock may thereafter be eligible for quotation on the Pink tier of OTC Markets Group if market makers commit to making a market in the Company’s shares. The Company can provide no assurance that trading in its common stock will continue on the OTC Markets Group or otherwise.
After the Nasdaq delisting becomes effective, the Company will file a Form 15 with the Securities and Exchange Commission on or about December 10, 2018, at which time the Company anticipates that its obligation to file periodic reports under the Exchange Act, including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, will be suspended, and that all requirements associated with being an Exchange Act-registered company, including the requirement to file current and periodic reports, will terminate permanently 90 days thereafter.

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

Overview

The Company is a provider of technology and solutions to the automotive emissions control markets. We possess expertise in emissions catalyst design and engineering for automotive and off-road applications. In particular, we have a proven ability to develop proprietary materials incorporating various base metals that replace costly platinum group metals ("PGM") and rare earth metals in coatings on vehicle catalytic converters. Our business is driven by increasingly stringent global emission standards for internal combustion engines, which are major sources of a variety of harmful pollutants.
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

Discontinued operations

We have completed manufacturing commitments to Honda for production catalysts. In line with our strategy to provide our catalyst technology to other catalyst manufacturers in the form of functional powders or material systems, we will no longer sell coated catalysts and have exited our Coated Catalyst business. This will result in a significant decrease in revenue until we are able to generate revenues from the sale of our functional powders or material systems.
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

Strategy
Over more than twenty years, we have developed the emissions control technology and manufacturing know-how to allow us to progress to delivering enabling technology for manufacturers serving the emissions catalyst market. The ability to deliver our advanced materials to other catalyst producers as functional powders allows us to achieve greater scale and higher return on our technology investment than would be possible as a manufacturer of emission control systems. The strategy to provide our technology to other manufacturers has significantly increased the size of our addressable market and provides access to markets that would not be achievable as a catalyst producer. In the short term, we are focusing our efforts and resources by pursuing opportunities in fast growing markets in China and India, as well as North America, where we believe that we can leverage our technology provider business model.
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
In support of this strategy, we have filed approximately 228 patents that underpin next-generation technology for our advanced zero-PGM or ZPGM and low-PGM catalysts. Based on the success of an initial series of vehicle tests to validate our next-generation technologies, we are beginning to make our new catalyst technologies available to OEMs, catalyst coaters and other participants in the emission reduction supply chain for use in proprietary powder form, and we foresee multiple paths to market our new technologies.

Financial Overview
For the three months ended September 30, 2018 revenues were $2.0 million, a decrease of approximately $1.5 million from the prior year primarily due to the sale of our DuraFit business in 2017 and loss from continuing operations was $0.8 million compared to a loss of $2.5 million from the prior year. In the second quarter of 2017, we reached an agreement with the property owner of our former Canadian facility to exit our lease prior to its December 2018 termination resulting in a reduction of the liability for the remaining estimated costs related to the closed facility.

For the nine months ended September 30, 2018 revenues were $6.7 million, a decrease of approximately $4.2 million from the prior year largely attributable to the sale of DuraFit, and loss from continuing operations was $3.1 million compared to a loss of $6.7 million from the prior year period, primarily due to lower operating expenses resulting from cost cutting measures to support our powder strategy and decreased costs due to the sale of DuraFit.
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
Net cash used in continuing operations was $1.9 million for the nine months ended September 30, 2018.
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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2018 and 2017
(Amounts in tables in thousands, except percentages)(unaudited)

 Revenues

	Three Months Ended September 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Emission control systems	$1,821	90%	$3,022	87%	$(1,201)	(40)%
Technology and advanced materials	204	10%	454	13%	(250)	(55)%
Total revenues	$2,025	100%	$3,476	100%	$(1,451)	(42)%

	Nine Months Ended September 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Emission control systems	$5,539	83%	9,658	89%	$(4,119)	(43)%
Technology and advanced materials	1,115	17%	1,223	11%	(108)	(9)%
Total revenues	$6,654	100%	$10,881	100%	$(4,227)	(39)%

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

As compared to the same periods in the prior year, emissions control systems revenue decreased for the three and nine months ended September 30, 2018 primarily due to the sale of the DuraFit product line. Technology and advanced materials revenues decreased for the three and nine months ended September 30, 2018 as compared to the same prior year periods primarily due to a decrease in royalty payments under our licensing agreements. We anticipate a reduction in royalty revenues in 2018 due to the expiration of certain patents.

Cost of revenues

	Three Months Ended September 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Cost of revenues	$1,117	55%	$2,809	81%	$(1,692)	(60)%

	Nine Months Ended September 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Cost of revenues	$3,943	59%	$8,462	78%	$(4,519)	(53)%

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

The decrease in cost of revenues as a percentage of revenue for the three and nine months ended September 30, 2018 as compared to the same period in the prior year is primarily driven by favorable revenue mix as compared to the same period in the prior year including the absence of DuraFit sales in 2018.

Operating expenses

	Three Months Ended September 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Research and development	$520	26%	$1,085	31%	$(565)	(52)%
Selling, general and administrative	1,233	61%	1,855	53%	(622)	(34)%
Severance and other charges	—	—%	235	7%	(235)	(100)%
Total operating expenses	$1,753	87%	$3,175	91%	$(1,422)	(45)%

	Nine Months Ended September 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Research and development	$1,840	27%	2,996	28%	$(1,156)	(39)%
Selling, general and administrative	3,967	60%	6,462	59%	(2,495)	(39)%
Severance and other charges	—	—%	(384)	(5)%	384	(100)%
Total operating expenses	$5,807	87%	9,074	82%	$(3,267)	(36)%

Research and development expenses consist primarily of compensation expense for employees and contractors engaged in research, design and development activities, as well as costs paid to outside parties for testing, validation and certification of our products.  We also incur legal fees specific to the acquisition and maintenance of our patents. Selling, general and administrative expenses consist primarily of compensation expense, legal and professional fees, facilities expenses, and communication expenses.  The Company is committed to aligning its costs to its new revenue strategy and will continue the cost cutting initiatives that have been in place during the past two years. These ongoing initiatives will likely impact the timing and extent of the testing, validation, and certificaton of our products along with other Company programs.

Research and development expenses

The decrease in research and development expenses for the three and nine months ended September 30, 2018, as compared to the same periods in the prior year is primarily a result of decreases in headcount, the timing of legal expenses related to the filing and maintenance of our patent portfolio, and the cost of outside testing and supplies to support our research programs.

Selling, general and administrative expenses

The decrease in selling, general and administrative costs in the three and nine months ended September 30, 2018, as compared to the same periods in the prior year, was primarily due to decreased sales and support staff resulting from the sale of our DuraFit product line, as well as cost saving measures around professional fees and consulting costs.

Severance and other charges

In the second quarter of 2017, we reached an agreement with the property owner of our former Canadian facility to exit our lease prior to its December 2018 termination. Severance and other charges reflect the reduction of the liability for the remaining estimated costs related to the closed facility.

Other income (expense)

	Three Months Ended September 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Interest expense, net	$—	—%	$(95)	(3)%	$95	(100)%
Gain/(loss) on change in fair value of liability-classified warrants	57	3%	738	21%	(681)	(92)%
Gain on sale of DuraFit business	—	—%	805	23%	(805)	(100)%
Other expense, net	43	2%	(149)	(4)%	192	*
Total other income (expense)	$100	5%	$1,299	37%	$(1,199)	(92)%

* Not meaningful

	Nine Months Ended September 30,
	2018		2017
	$	% of Revenues	$	% of Revenues	Change	% Change
Interest expense, net	$—	—%	(235)	(2)%	$235	(100)%
Loss on extinguishment of debt	—	—%	(194)	(2)%	194	(100)%
Gain/(loss) on change in fair value of liability-classified warrants	591	9%	404	4%	187	46%
Gain on sale of DuraFit business	—	—%	805	7%	(805)	(100)%
Other expense, net	95	1%	(67)	(1)%	162	*
Total other income (expense)	$686	11%	$713	6%	$(27)	(4)%

* Not meaningful

For the three and nine months ended September 30, 2018, we recognized other income versus other expense primarily due to the gain recognized on the remeasurement of liability-classified warrants and the elimination of interest expense subsequent to the pay off of our outstanding debt in 2017. The nine months ended September 30, 2017 also included loss on extinguishment of debt.

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

The company’s accounting for the certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of September 30, 2018. However, we were able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items.

We incurred income tax expense of approximately $0.0 million and $0.8 million in the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, we incurred income tax benefit of approximately $(0.1) million and income tax expense of less than $0.1 million, respectively. The effective income tax rates were approximately (2.3)% and 31.5% for the three and nine months ended September 30, 2018, respectively. The effective income tax rates were approximately 9.8% and 0.8% for the three and nine months ended September 30, 2017. The increase in income tax expense relates to the write-off of the remaining deferred tax asset upon dissolution of Canadian entity. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date pre-tax loss. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The difference between our effective tax rate and the U.S. statutory tax rate is primarily related to the valuation allowance offsetting the deferred tax assets in both the U.S. and United Kingdom jurisdictions as well as to a foreign tax rate differential related to Sweden and Canada.

Liquidity and Capital Resources

Historically, the revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs. Notably, we have suffered recurring losses since inception. As of September 30, 2018, we had an accumulated deficit of $232.0 million compared to $228.3 million at December 31, 2017. We have also had negative cash flows from operations from inception. Our primary sources of liquidity in recent years have been asset sales, credit facilities and other borrowings and equity sales.

We had $3.3 million in cash at September 30, 2018 compared to $2.8 million at December 31, 2017. At September 30, 2018, $0.5 million of our cash was held by foreign subsidiaries in Sweden and the United Kingdom.  If we decide to repatriate unremitted foreign earnings in the future, it could have negative tax implications.

On May 19, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective on November 17, 2015. Shelf registration statements are intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs.  The Form S-3 permits us to sell in one or more registered transactions up to an aggregate of $50.0 million of various securities not to exceed one-third of our public float in any 12-month period.  In July 2018, we sold approximately $2.2 million of common stock in a rights offering to existing shareholders utilizing the Form S-3. At September 30, 2018, we had sold an aggregate of $3.1 million using the Form S-3.

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

The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
			Change
	2018	2017	$	%
	(in thousands, except percentages) (unaudited)
Cash (used in) provided by :
Operating activities	$(1,887)	$(7,530)	$5,643	75%
Investing activities	$27	$3,337	$(3,310)	99%
Financing activities	$2,077	$(3,127)	$5,204	*

* Percentage not meaningful

Cash from operating activities

Our largest source of operating cash flows is cash collections from our customers following the sale of our products and services. Our primary uses of cash for operating activities are for purchasing inventory in support of the products that we sell, personnel related expenditures, facilities costs and payments for general operating matters. During the nine months ended September 30, 2018, cash used in continuing operations was $1.9 million. Cash flows were largely impacted by the loss from operations, adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in the fair value of the liability-classified warrants as well as the net effect of changes in net working capital and other balance sheet accounts. These changes include decreases in operating cash flows associated with higher inventory and decreases in accounts payable, accrued expenses and other liabilities. This decrease was partially offset by a decrease in our accounts receivable and prepaid expenses and other current assets.

Cash from investing activities

Cash provided by investing activities was $27.0 thousand for the nine months ended September 30, 2018 and related to the sale of fixed assets. Cash provided by investing activities for the nine months ended September 30, 2017 was generated by the sale of our Durafit business as discussed in Note 4 "Sale of Durafit business".

Cash from by financing activities

Cash provided by financing activities for the nine months ended September 30, 2018 was $2.1 million generated by the sale of common stock in our July 2018 rights offering to existing shareholders utilizing a form S-3. Cash used in financing activities was due to a $3.1 million repayment of outstanding debt as well as net payments under our demand line of credit during the nine months ended September 30, 2017.

Capital Expenditures

As of September 30, 2018, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of September 30, 2018, other than office leases, we had no material commitments other than the liabilities reflected in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For additional information, refer to Note 13, “Commitments and Contingencies”.

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

Item 1A.    Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There are no material changes to such risk factors during the nine months ended September 30, 2018, except as follows:

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
On May 10, 2018, we received a notification from the Listing Qualifications staff of The NASDAQ Stock Market LLC indicating that we no longer met the requirements to maintain a minimum bid price of $1.00 per share. In an effort to cure the closing bid price deficiency, our Board of Directors approved a one-for-five reverse stock split of all issued and outstanding shares of our common stock, and our stockholders approved the reverse split at our annual meeting of stockholders on August 24, 2018. On September 21, 2018, the Company effected a one-for-five reverse stock split. On October 9, 2018, we received a letter from the Listing Qualifications staff of The NASDAQ indicating that from September 24, 2018 to October 8, 2018, the closing bid price of our common stock had been at $1.00 per share or greater, and as such, we had regained compliance with minimum bid price requirement and the matter was now closed.
There can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or otherwise be in compliance with other NASDAQ listing criteria. Losing our NASDAQ listing ould materially harm our ability to raise capital, by, among other things, negatively affecting the market liquidity of our common stock. Investors would likely find it more difficult to purchase, dispose of or obtain accurate quotations as to the market value of our common stock, and the price of our common stock may be adversely affected. Delisting from NASDAQ could also result in negative publicity and a loss of confidence by investors, customers, suppliers or employees.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith
3.1.1	Composite Certificate of Incorporation of the Registrant.	10-K	001-33710	3.1	3/30/2016
3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-33710	3.1	7/26/2016
3.1.3	Certification of Amendment to the Restated Certificate of Incorporation of the Registrant	8-K	001-33710	3.1	12/16/2016
3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant	8-K	001-33710	3.1	3/15/2018
3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant	8-K	001-33710	3.1	9/25/2018
3.2	By-Laws of the Registrant, as amended through November 6, 2008	10-Q	001-33710	3.1	11/10/2008
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

CDTi ADVANCED MATERIALS, INC.

Date:	November 14, 2018	By:	/s/ Matthew Beale
Matthew Beale
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2018	By:	/s/ Tracy Kern
Tracy Kern
Chief Financial Officer
(Principal Financial and Accounting Officer)